Form 10-K405
period 1997-12-31
QUANTA SERVICES INC
filed 1998-03-31
CIK 1050915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       COMMISSION FILE NUMBER 001-13831

                             QUANTA SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 74-2851603
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


    3555 TIMMONS LANE, SUITE 610,                         77027
           HOUSTON, TEXAS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

       Registrant's telephone number, including area code (713) 629-7600

         Securities registered pursuant to Section 12 (b) of the Act:

                        COMMON STOCK, $.00001 PAR VALUE

         Securities registered pursuant to Section 12 (g) of the Act:

                                     NONE
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price of such stock as of March 27, 1998 was $174,636,496.

  13,277,000 shares of Common Stock were outstanding as of March 27, 1998. 3,345,333 shares of Limited Vote Common Stock were outstanding as of March 27, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Quanta Services, Inc. ("Quanta" or the "Company") was founded in August 1997 to create a leading provider of specialty electrical contracting and maintenance services primarily related to electric and telecommunications infrastructure in North America. In addition, the Company provides electrical contracting services to the commercial and industrial markets and installs transportation control and lighting systems. The Company's services include the installation, repair and maintenance of electric power transmission and distribution lines and telecommunication and cable television lines, the construction of electric substations, the erection of cellular telephone, PCS(R) and microwave towers, the installation of highway lighting and traffic control systems, design and engineering services and the provision of specialty contracting services for electric, video, security, fire, voice and data systems. The Company's customers include electric utilities, telecommunication and cable television system operators, governmental entities, general contractors and owners and managers of commercial and industrial properties.

  Quanta was incorporated in Delaware in August 1997 under the name Fabal Construction, Inc. and changed its name to Quanta Services, Inc. in November 1997. The Company recently acquired, in separate acquisitions (collectively, the "Acquisitions"), in exchange for consideration including shares of its Common Stock, four businesses: PAR Electrical Contractors, Inc. ("PAR"), Union Power Construction Company ("Union Power"), TRANS TECH Electric, Inc. ("TRANS TECH") and Potelco, Inc. ("Potelco" and, together with PAR, Union Power and TRANS TECH, the "Founding Companies"). The Company completed an initial public offering of shares of its Common Stock in February 1998 (the "Offering"), and such Common Stock is traded on the New York Stock Exchange under the symbol "PWR."

  As a result of the Acquisitions, the Company has become one of the largest providers of specialty electric and telecommunications infrastructure contracting services in its markets. The Company has a total of 13 offices in eight states and performed work in 17 states during 1997, principally in the midwest and western U.S.

  A brief description of each of the Founding Companies is set forth below.

  Par. PAR was founded in 1954 and is headquartered in North Kansas City, Missouri. PAR maintains additional offices in Topeka, Kansas; Coal, Missouri; Des Moines, Iowa; Aurora, Colorado and El Cajon, California and in 1997 provided services to customers in Missouri, Iowa, Colorado, Kansas, Nebraska, California, Montana, Illinois and Hawaii. PAR currently has approximately 330 employees. PAR provides full electric infrastructure contracting services, including installation of electrical transmission lines, both underground and above ground, and distribution lines and construction of electric substations. In addition, PAR provides emergency electrical restoration services and other routine electrical system maintenance services.

  Union Power. Union Power was founded in 1946 and is headquartered in Englewood, Colorado. Union Power maintains additional offices in Las Vegas and Reno, Nevada and Vacaville, California and in 1997 provided services to customers in Colorado, Nevada, California and Oregon. Union Power currently has approximately 290 employees. Union Power provides electric infrastructure contracting services, including installation of electrical transmission lines, both underground and above ground, and distribution lines and construction of electric substations. In addition, Union Power provides electrical repair and maintenance services.

  Trans Tech. TRANS TECH was founded in 1983, is headquartered in South Bend, Indiana and in 1997 provided services to customers in Indiana, Kentucky, Michigan and Ohio. TRANS TECH currently has approximately 170 employees. TRANS TECH installs, maintains and repairs traffic signals, signage, highway control systems components, highway and airport lighting and fiber optics for states and other governmental entities. The Company also performs traditional electrical contracting services for private and public entities in the commercial and industrial markets.

  Potelco. Potelco was founded in 1965 and is headquartered near Seattle, Washington. Potelco maintains an additional office in Spokane, Washington and in 1997 provided services to customers in Washington, Oregon and Idaho. Potelco currently has approximately 175 employees. Potelco provides electric and telecommunication infrastructure contracting services, including installation of overhead and underground lines and facilities for the power, telecommunications and cable television industries. In addition, Potelco provides electrical and telecommunication installation, maintenance and repair services to the commercial and industrial markets.

SERVICES

  The Company provides a broad range of services, including the installation, repair and maintenance of electric power transmission and distribution lines and telecommunications and cable television lines, the construction of electric substations, the erection of cellular telephone, PCS(R) and microwave towers, the installation of highway lighting and traffic control systems, design and engineering services and the provision of specialty contracting services for electric, video, security, fire, voice and data systems. The Company currently provides four broad business services: electric utility infrastructure services; telecommunications infrastructure services; commercial and industrial services; and transportation control and lighting systems services. The Company had pro forma combined revenues for the year ended December 31, 1997 of $152.3 million, of which 73% was attributable to electric utility infrastructure services, 5% was attributable to telecommunications infrastructure services, 10% was attributable to commercial and industrial services and 12% was attributable to transportation control and lighting systems services.

  Electric Utility Infrastructure Services. The Company performs specialty electrical contracting services for electric utilities. These services include installing, repairing and maintaining electric transmission and distribution lines, principally above ground, maintaining street lights and other system components, constructing electric substations and erecting transmission towers. The work performed often involves the splicing of high voltage lines and, on occasion, the installation of underground high voltage distribution systems. The Company also repairs and replaces lines which have been damaged or destroyed as a result of adverse weather conditions.

  Telecommunications Infrastructure Services. The Company provides a variety of services in connection with telecommunications, cable television and other data transmission. The Company installs fiber optic, coaxial and copper cable both above and below ground on behalf of telecommunications and cable service providers. The services provided by the Company include the placing and splicing of cable, excavation of trenches in which to place the cable, placement of related structures such as poles, anchors, conduits, manholes, cabinets and closures, placement of drop lines from the main distribution lines to an individual residence or business and maintenance and removal of these fiber optic, coaxial and copper lines and related structures. The Company has the ability to directionally bore and place cables, a highly specialized method of positioning buried cable which is often required in congested urban and suburban markets where trenching may be impractical. In addition, the Company is involved in the engineering, design and erection of communications towers, including cellular telephone, PCS(R) and microwave towers.

  Commercial and Industrial Services. The Company designs, installs, maintains and repairs electrical wiring, telephone and data copper wiring, fiber optic cabling and building control and automation systems for commercial and industrial customers.

  Transportation Control and Lighting Systems Services. The Company installs, maintains and repairs traffic and highway control systems, such as signals, signage, lighting and freeway management systems components. In addition, The Company installs overhead cable and control systems for light rail lines,"smart" highway control systems and airport lighting.

INDUSTRY OVERVIEW

  The Company estimates that the electrical and telecommunications contracting industry generates annual revenues in excess of $40 billion. The Company believes that growth in this industry is being positively affected by the following trends:

  Deregulation. The wholesale electricity market, including sales of electricity between utilities and other generators, is regulated by the Federal Energy Regulatory Commission ("FERC"). In 1996, FERC accelerated the deregulation of the electric power industry by issuing Order nos. 888 and 889, which require shareholder-owned utilities (of which there were approximately 223 in 1997) to provide non-utility electricity suppliers with access to transmission services. Management expects the deregulation of the electric power industry to increase competition among suppliers of electricity, which will lead utilities to lower their costs by outsourcing non-core functions such as the installation, construction, maintenance and repair of electric transmission and distribution systems and electric substations, services that have traditionally been performed by the utilities themselves.

  The Telecommunications Act of 1996 preempted state and local government control over access to the telecommunications market, eliminating barriers to entry and opening the markets to new entrants. Management expects the elimination of such barriers to lead to increased construction of competing telecommunications networks as competitive telecommunications providers, existing as well as new, expand into new markets and offer services that once were reserved for incumbents.

  Upgrading and Expanding Existing Infrastructure. As access to electric transmission services increases, the Company believes that financial penalties will be imposed upon electric utilities in the event of transmission and distribution system downtime attributable to the utilities. As a result, the company expects that utilities will modernize existing transmission systems, which will increase the amount of upgrading and repair work available to outside contractors. The Company also expects commercial and industrial companies to continue to upgrade and expand their existing electrical infrastructure as a result of (i) increasing levels of modernization activity,
(ii) the effects of more stringent electric codes, which establish minimum power and safety requirements, (iii) revised national energy standards, (iv) increases in use of electric power and (v) increased installation of electrical capacity in excess of minimum code requirements in order to facilitate marketing of properties.

  The amount of traditional voice and data traffic has increased steadily, and growth in the use of personal computers and modems has created significant data traffic from a wide variety of sources. Because of the physical limitations of the existing communications network facilities, the Company believes there is an immediate need to upgrade and expand facilities with new and innovative technology, expanding, and in many cases, replacing existing telecommunications and cable television infrastructure to allow for increases in the volume of traffic. The need to upgrade and expand telecommunications infrastructure as a result of deregulation and the growth in consumer demand for enhanced telecommunications services is expected to continue to prompt telecommunications providers to increase the current level of outsourcing to independent contractors who serve the industry.

  Increased Outsourcing. The outsourcing trend has largely been driven by the efforts of electric utilities and telecommunications providers to reduce costs and focus on their core competencies. The Company believes that electric utilities and telecommunications providers will increasingly seek comprehensive solutions to their infrastructure needs by utilizing fewer qualified contractors that can provide the full range of new construction, installation, repair, maintenance and emergency services.

  The Company believes that its industry is highly fragmented. According to the U.S. Census Bureau, there are more than 50,000 electrical and telecommunications contracting businesses, consisting of a small number of regional or national providers and a large number of relatively small, owner-operated businesses that have limited access to capital and that offer a limited range of services. The Company believes that the fragmented nature of the industry presents substantial consolidation and growth opportunities for companies with a disciplined acquisition program, a decentralized operating strategy and access to financial resources. The Company also believes that the prominence and operating strength of the Founding Companies and the experience of its executive management will provide the Company with significant competitive advantages to capitalize on these opportunities.

REGULATION

  The Company's operations are subject to various federal, state and local laws and regulations including (i) licensing requirements applicable to electricians and engineers, (ii) building and electrical codes, (iii) permitting and inspection requirements applicable to construction projects,
(iv) regulations relating to worker safety and environmental protection and
(v) special bidding and procurement requirements on government projects.

  The Company believes that it has all the required licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements. Failure of the Company to comply with applicable regulations could result in substantial fines and/or revocation of the Company's operating licenses. Many state and local regulations governing electrical construction require permits and licenses to be held by individuals who typically have passed an examination or met other requirements. The Company intends to implement a policy to ensure that, where possible, any such permits or licenses that may be material to the Company's operations are held by at least two Company employees.

COMPETITION

  The markets in which the Company operates are highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors in most of the markets in which it operates, several of which are large domestic companies that have greater financial, technical and marketing resources than the Company. In addition, there are relatively few, if any, barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor to the Company. A significant portion of the Company's revenues are currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, the Company could be outbid by its competitors in an effort to procure such business. There can be no assurance that the Company's competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers, including electric utility and telecommunications providers, which employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services is currently outsourced, there can be no assurance that existing or prospective customers of the Company will continue to outsource services in the future.

CUSTOMERS

  The Company's customers include electric utilities, telecommunications and cable television system operators, governmental entities, general contractors and builders, and owners and managers of commercial and industrial properties. The Company's customer base is highly concentrated. For the year ended December 31, 1997, approximately 14% of the Company's total revenues were derived from Public Service Company of Colorado, 11% from Nevada Power Company and 7% from Pacific Gas & Electric Company. Electric utilities, in the aggregate, represent the largest customer base of the Company. General contractors, as a group, account for a significant portion of customers for the Company's commercial and industrial work. In December 1997, Union Power began work on a major fixed price contract for construction of 164 miles of electrical transmission lines and two substation facilities. The contract requires substantial completion by December 1, 1998 and carries significant penalties for work not being completed by the substantial completion date. Because of the uncertainties inherent in contracts of this nature, there can be no assurance that this contract can be completed within the required time period, or that other conditions in this contract can be satisfied. The Company believes that a substantial portion of its total revenues and operating income will continue to be derived from a concentrated group of customers. The loss of any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management at each of the Founding Companies has been responsible for developing and maintaining successful long-term relationships with key customers. The Company relies heavily on repeat customers and uses both the written and verbal referrals of its satisfied customers to help generate new business. Many of the Company's customers or prospective customers have a qualification procedure for becoming an approved bidder or vendor based upon the satisfaction of particular performance and safety standards set by the customer. Such customers often maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. The Company strives to maintain its status as a preferred or qualified vendor to such customers.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 72 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and approximately 901 hourly rated employees, the number of which fluctuates depending upon the number and size of the projects undertaken by the Company at any particular time. The Company does not anticipate any overall reductions in staff as a result of the consolidation of the Founding Companies, although there may be some job realignments and new assignments in an effort to eliminate overlapping and redundant positions.

  Three of the Founding Companies are signatories to master collective bargaining agreements with the International Brotherhood of Electrical Workers (the "IBEW"). The other Founding Company is a signatory to various local IBEW agreements as well as local agreements with the Laborers International Union and the Operating Engineers Union. Under these agreements, the Founding Companies agree to pay specified wages to its union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of their employees. IBEW covered employees are represented by numerous local unions under various agreements with varying terms and expiration dates. Such local agreements are entered into by and between the IBEW local and the National Electrical Contractors Association ("NECA"), of which the Company is a member. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement; however, there can be no assurance that work stoppages or strikes will not occur at any given time.

TRAINING, QUALITY ASSURANCE AND SAFETY

  Performance of the Company's services requires the use of equipment and exposure to conditions that can be dangerous. Although the Company is committed to a policy of operating safely and prudently, the Company has been and is subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of the Company's services. The Company performs on-site services using employees who have completed applicable Company safety and training programs. The Company's policies require that employees complete a prescribed training and service program with the Company in addition to those required by NECA and the IBEW prior to performing more sophisticated and technical jobs. For example, all journeymen linemen are required by the IBEW and NECA to complete a minimum of 8,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. The Company requires additional training, depending upon the sophistication and technical requirements of each particular job. Management intends to establish Company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing "best practices" throughout its operations.

EQUIPMENT AND FACILITIES

  The Company operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes and wire pullers and tensioners. The total size of the rolling-stock fleet approximates 2,600 units. Most of this fleet is serviced by the Company's own mechanics who work at various maintenance sites and facilities. The Company believes that these vehicles generally are well-maintained and adequate for its present operations. Management believes that in the future it will be able to lease or purchase this equipment at lower prices due to its larger size and the volume of its leasing and purchasing activity.

SEASONALITY

  The electric and telecommunications infrastructure contracting business can be subject to seasonal variations. Generally, during the winter months, demand for new projects and maintenance services may be lower due to reduced construction activity during inclement weather, while demand for electrical service and repairs may be higher due to damage caused by such weather. Additionally, the industry can be highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new projects in various geographic regions of the U.S. Quarterly results may also be materially affected by the timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions.

ENVIRONMENTAL MATTERS

  The Company's operations are subject to various Federal, state and local environmental laws and regulations, including those dealing with handling and disposal of waste products, polychlorinated biphenyls, fuel storage and air quality. As a result of past and future operations at its facilities, the Company may be required to incur remediation costs and other expenses related thereto. Compliance with environmental laws and regulations has not had, nor is it expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position. However, although the Company intends to conduct appropriate due diligence with respect to environmental matters in connection with any future acquisitions, there can be no assurance that the Company will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

ITEM 2. PROPERTIES

  The Company's facilities consist principally of offices, garages and equipment maintenance facilities. The principal operating facilities include
(i) a 7,300 square foot facility owned by the Company in North Kansas City, Missouri, which is the primary facility utilized by PAR, (ii) a 2,200 square foot facility leased by the Company in Sumner, Washington, which is the primary facility utilized by Potelco, (iii) a 3,500 square foot facility leased by the Company in Englewood, Colorado, which is the primary facility utilized by Union Power (iv) a 21,400 square foot facility leased by the Company in South Bend, Indiana, which is the primary facility utilized by TRANS TECH, (v) a 1,800 square foot facility leased by the Company in Las Vegas, Nevada, which serves as a branch facility for Union Power and (vi) a 6,400 square foot facility owned by the Company in Aurora, Colorado which serves as a branch facility for PAR. The Company also owns or leases 6 properties in 5 states in order to support operations in those areas. The Company leases its principal executive and administrative offices in Houston, Texas. The Company believes its facilities are well maintained and adequate for the Company's existing and planned operations at each operating location.

ITEM 3. LEGAL PROCEEDINGS

  The Company is party to various legal proceedings, all of which are of an ordinary or routine nature incidental to the operations of the Company. Management believes that the final resolution of all matters currently pending will not have a materially adverse effect on the Company's financial position or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following matters were approved by the Company's stockholders by unanimous written consent during the fourth quarter of 1997:

    1. November 10, 1997--an amendment and restatement of the Company's Certificate of Incorporation to change the name of the Company from "Fabal Construction, Inc." to Quanta Services, Inc.

    2. December 19, 1997--an amendment and restatement of the Company's Certificate of Incorporation regarding conversion of shares of Common Stock into Limited Vote Common Stock.

    3.  December 22, 1997--approval of the Company's 1997 Stock Option Plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock ("Common Stock") is traded under the symbol PWR on the New York Stock Exchange ("NYSE"). The Company completed its initial public offering on February 12, 1998. Accordingly, there was no public market for the Company's Common Stock until February 1998. The following table sets forth the high and low per share closing sale price for the Company's Common Stock by quarter as reported by the NYSE.

                                                                   HIGH   LOW
                                                                  ------ ------
      Fiscal year ended December 31, 1998
        1st Quarter (from February 12, 1998 through March 27,
         1998)................................................... $16.00 $11.00

  The above market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  The Company had approximately 34 holders of record of its Common Stock as of March 27, 1998. The Company has not declared any dividends and no dividends are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings in the expansion of its business and to pay down outstanding debt.

ITEM 6.

                            SELECTED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Quanta acquired the Founding Companies simultaneously with the Offering. For financial statement presentation purposes, however, PAR has been identified as the "accounting acquiror," as its former stockholders represent the largest voting interest within the Company. The following selected historical financial data for PAR as of December 31, 1996 and December 31, 1997 and for each of the three years in the period ended December 31, 1997, have been derived from the audited financial statements of PAR included elsewhere in this Annual Report. The following selected historical financial data for PAR as of December 31, 1993, 1994 and 1995 and for each of the two years in the period ended December 31, 1994, have been derived from the unaudited financial statements of PAR, which have been prepared on the same basis as the audited financial statements and, in the opinion of PAR's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data.

  The selected unaudited pro forma combined financial data below present certain data for the Company, adjusted for (i) the Acquisitions, (ii) the effects of certain other pro forma adjustments to the historical financial statements and (iii) the consummation of the Offering and the application of the net proceeds therefrom. The unaudited pro forma combined income statement data assume that the Acquisitions, the Offering and related transactions were closed on January 1, 1997, and are not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results. During the periods presented below, the Founding Companies were not under common control or management and, therefore, the data presented may not be comparable to or indicative of post-combination results to be achieved by the Company. The unaudited pro forma financial data should be read in conjunction with the other financial information included elsewhere in this Annual Report.

                                      YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------
                           1993       1994       1995       1996       1997
                         ---------  ---------  ---------  ---------  ---------
HISTORICAL STATEMENT OF
 OPERATIONS DATA:
PAR
 Revenues............... $  26,553  $  43,909  $  38,915  $  42,684  $  49,132
 Costs of services
  (including
  depreciation).........    22,834     36,525     33,193     35,789     37,691
                         ---------  ---------  ---------  ---------  ---------
 Gross profit...........     3,719      7,384      5,722      6,895     11,441
 Selling, general and
  administrative
  expenses..............     2,895      4,836      4,342      5,012      6,891
                         ---------  ---------  ---------  ---------  ---------
 Income from operations.       824      2,548      1,380      1,883      4,550
 Other income (expense),
  net...................      (251)      (412)      (512)      (646)      (716)
                         ---------  ---------  ---------  ---------  ---------
 Income before provision
  for income taxes......       573      2,136        868      1,237      3,834
 Provision for income
  taxes.................       152        867        353        487      1,540
                         ---------  ---------  ---------  ---------  ---------
 Net income............. $     421  $   1,269  $     515  $     750  $   2,294
                         =========  =========  =========  =========  =========
 Earnings per share..... $    0.14  $    0.42  $    0.17  $    0.25  $    0.76
                         =========  =========  =========  =========  =========
 Shares used in the
  computation of basic
  and diluted earnings
  per share(1).......... 3,000,000  3,000,000  3,000,000  3,000,000  3,000,000
                         =========  =========  =========  =========  =========

--------
(1)For financial statement presentation purposes, as required by the rules and regulations of the Securities Act, PAR has been identified as the accounting acquiror in the transaction with Quanta and its Offering, as its shareholders represent the largest shareholding interest of Quanta. As such, the shares of Quanta Common Stock beneficially owned by the former shareholders of PAR have been used in the calculation of basic and diluted earnings per share for all periods presented herein.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
    PRO FORMA COMBINED:
      Revenues....................................................   $152,303
      Cost of services (including depreciation)...................    123,270
                                                                     --------
      Gross profit................................................     29,033
      Selling, general and administrative expenses (1)............     10,166
      Goodwill amortization(2)....................................      1,640
                                                                     --------
      Income from operations......................................     17,227
      Other income (expense), net (3).............................       (456)
                                                                     --------
      Income before income tax expense............................     16,771
      Provision for income taxes (4)..............................      7,181
                                                                     --------
      Net income..................................................      9,590
                                                                     ========
      Basic and diluted net income per share......................   $   0.60
                                                                     ========
      Shares used in computing basic and diluted pro forma income
       per share (5)..............................................     16,043

                                       HISTORICAL                        PRO FORMA
                         --------------------------------------- -----------------------------
                                      DECEMBER 31,                   DECEMBER 31, 1997
                         --------------------------------------- -----------------------------
                          1993    1994    1995    1996    1997   COMBINED(6)    AS ADJUSTED(7)
                         ------- ------- ------- ------- ------- -----------    --------------
Balance Sheet Data(8)
  Working capital
   (deficit)............ $ 1,162 $ 1,959 $ 1,344 $   653 $ 1,409  $(10,999)(9)     $ 27,175
  Total assets..........  11,786  18,365  18,595  20,699  25,147   136,072          139,977
  Long-term debt, net of
   current maturities...   1,225   3,532   2,932   2,000   3,213    13,763            6,723
  Total stockholders'
   equity...............   5,174   6,443   6,958   7,708  10,002    63,893          109,107

--------
(1) The unaudited pro forma combined statement of operations data reflect an aggregate of approximately $2.5 million for the year ended December 31, 1997 in pro forma reductions in salary, bonus and benefits of the owners and management of the Founding Companies to which they have agreed prospectively. Additionally, it excludes the $13.0 million non-recurring, non-cash charge recognized by Quanta related to the issuance of stock to an initial stockholder and management, as a result of the issuance of such shares for nominal consideration. See Note 2 of Notes to Financial Statements of Quanta.
(2) Reflects amortization of the goodwill to be recorded as a result of the Acquisitions over a 40 year period.
(3) Reflects the reduction for interest expense of $1.4 million for the year ended December 31, 1997 attributable to the repayment of $19.0 million of historical debt of the Founding Companies with proceeds from the Offering, net of additional interest expense discussed in Note 8 below. Additionally, reflects reductions in expenses associated with certain non-operating assets transferred to the Founding Companies prior to the Acquisitions.
(4) Assumes all pretax income before non-deductible goodwill and other permanent items is subject to an estimated 39.0% combined tax rate.
(5) Includes (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, (iii) 5,000,000 shares of Common Stock sold in the Offering to pay the cash portion of the consideration for the Acquisitions (the "Acquisition Consideration"), to repay expenses incurred in connection with the Offering and to retire debt, and (iv) 170,778 of the 750,000 shares of Common Stock issued as part of the exercise of the underwriter's over-allotment option. The 579,222 shares excluded reflect net cash to Quanta.
(6) Reflects the Acquisitions and related transactions as if they had occurred on December 31, 1997. The unaudited pro forma combined balance sheet data should be read in conjunction with the other financial information and historical financial statements and notes thereto included elsewhere in this Annual Report.
(7) Reflects the closing of the Offering and the Company's application of the net proceeds therefrom to fund the cash portion of the Acquisition Consideration and to repay certain indebtedness of the Founding Companies.
(8) Two of the Founding Companies have historically elected S corporation status for tax purposes. Prior to the Acquisitions, these Founding Companies made S corporation distributions to their stockholders totaling approximately $8.7 million (the "S Corporation Distributions"). In order to fund the S Corporation Distributions, the companies borrowed approximately $5.1 million prior to December 31, 1997, and approximately $3.6 million subsequent to year end. Accordingly, pro forma interest expense has been increased by $0.6 million for the year ended December 31, 1997 and pro forma stockholders' equity has been reduced by approximately $3.6 million.
(9) Includes approximately $21.0 million payable to owners of the Founding Companies, representing the actual cash portion of the Acquisition Consideration paid from a portion of the net proceeds of the Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the financial statements and related notes thereto and Item 6--"Selected Financial Data" appearing elsewhere in this Annual Report on Form 10-K.

INTRODUCTION

  The Company's revenues are derived from providing specialty electrical contracting and maintenance services related to electric and telecommunications infrastructure, providing electrical contracting services to the commercial and industrial markets and installing transportation control and lighting systems. The Company's services include the installation, repair and maintenance of electric power transmission and distribution lines and telecommunication and cable television lines, the construction of electric substations, the erection of cellular telephone, PCS(R) and microwave towers, the installation of highway lighting and traffic control systems, design and engineering services, as well as the provision of specialty contracting services for electric, video, security, fire, voice and data systems. The Company's customers include electric utilities, telecommunication and cable television system operators, governmental entities, general contractors and owners and managers of commercial and industrial properties. The Company had pro forma combined revenues for the twelve months ended December 31, 1997 of $152.3 million, of which 73% was attributable to electric utility infrastructure services, 5% was attributable to telecommunications infrastructure services, 10% was attributable to commercial and industrial services and 12% was attributable to transportation control and lighting systems services.

  The Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of the contracts undertaken by the Company vary considerably, the contracts are usually on either a lump sum or unit price basis in which the Company agrees to do the work for a fixed amount for the entire project (lump sum) or for units of work performed (unit price). Most installation projects are completed within one year, while maintenance and repair work is frequently provided under open-ended, unit price master service agreements which are renewable annually. Revenues from lump sum contracts are generally recorded on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. The Company recognizes revenue when services are performed except when work is being performed under a fixed price or cost-plus-fee contract. Such contracts generally provide that the customer accept completion of progress to date and compensate the Company for services which have been rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Certain of the Company's customers require the Company to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. The Company's fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and forwards the retainage to the Company upon completion and approval of the work.

  Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. The Company's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be projected with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, the Company seeks to maintain higher margins on its labor-intensive projects. Selling, general and administrative expenses consist primarily of compensation and related benefits to owners, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

  The Founding Companies have operated throughout the periods presented as independent, privately-owned entities, and their results of operations reflect varying tax structures (S corporations or C corporations) which have influenced the historical level of owners' compensation. Gross profits and selling, general and administrative expenses as a percentage of revenues may not be comparable among the individual Founding

Companies. In connection with the Acquisitions, certain owners of the Founding Companies have agreed to reductions in their compensation and related benefits totaling $2.5 million lower than 1997 levels. Such reductions have been reflected in the unaudited 1997 pro forma financial information included herein.

  The Company believes that it will realize savings from (i) consolidation of insurance and bonding programs, (ii) reduction in other general and administrative expenses such as training, marketing, communications and professional fees, (iii) the Company's ability to borrow at lower interest rates than most, if not all, of the Founding Companies, (iv) consolidation of operations in certain locations and (v) greater volume discounts from suppliers of materials, parts and supplies. It is anticipated that costs related to the Company's new corporate management, being a public company and integrating the Acquisitions will offset these savings. The Company believes that neither these savings nor the costs associated therewith can be quantified because there have been no combined operating results upon which to base any assumptions. As a result, these savings and associated costs have not been included in the unaudited 1997 pro forma financial information included herein.

  In November 1997, the Company sold 1.7 million shares of Limited Vote Common Stock to management and an initial stockholder. As a result, the Company recorded a non-recurring, non-cash compensation charge of $13.0 million, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale (the "Compensation Charge"). The Compensation Charge has been estimated based on a fair value that is discounted from the initial public offering price. This non-recurring Compensation Charge is not included in the unaudited 1997 pro forma financial information included herein.

  The Acquisitions have been accounted for using the purchase method of accounting. PAR has been designated as the "accounting acquiror" in the Acquisitions. Accordingly, the excess of the fair value of the consideration paid for the Acquisitions of $40.1 million over the fair value of the net assets acquired by PAR from the other Founding Companies will be recorded as "goodwill." In addition, goodwill of $25.6 million will be recorded attributable to the 3,345,333 shares of Limited Vote Common Stock issued to an initial stockholder and management. Together, this goodwill, totaling $65.7 million, will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income. The pro forma effect of this amortization expense, which is not deductible for tax purposes, is expected to be approximately $1.6 million per year. For purposes of the transactions discussed above, the Company utilized a $8.10 per share value for the Common Stock and a $7.65 per share value for the Limited Vote Common Stock in calculating goodwill. These valuations reflect a 10% and 15% discount, respectively, from the initial public offering price, based on the two-year lock-up agreement entered into by the stockholders of each Founding Company and by the holders of the Limited Vote Common Stock with BT Alex. Brown Incorporated.

REGULATORY MATTERS

  The Company's operations are subject to the authority of various state and municipal regulatory bodies concerned with the licensing of contractors. The Company has experienced no material difficulty in complying with the requirements imposed on it by such regulatory bodies. See "Business-- Regulation."

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

  The Company's results of operations can be subject to seasonal variations. Generally, during the winter months, demand for new projects and maintenance services may be lower due to reduced construction activity during such weather, while demand for electrical service and repairs may be higher due to damage caused by inclement weather. Additionally, the industry can be highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Quarterly results may also be materially affected by the timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

  In February 1998, Quanta completed the Offering, which involved the issuance of 5,000,000 shares of Common Stock at a price of $9.00 per share (before deducting underwriter discounts and commissions). In March 1998, Quanta sold an additional 750,000 shares of Common Stock at a price of $9.00 per share (before deducting underwriter discounts and commissions) pursuant to the underwriter's overallotment option. The proceeds from these transactions, net of the discounts and after deducting the expenses of the Offering, were approximately $45.2 million. Of this amount, $21.0 million was used to fund the cash portion of the purchase price relating to the acquisition of the Founding Companies.

  Upon consummation of the Acquisitions and after applying the net proceeds of the Offering the Company had $7.2 million of pro forma cash and cash equivalents, $27.2 million of pro forma working capital and no outstanding indebtedness other than debt of approximately $8.7 million relating to the S Corporation Distributions made by certain Founding Companies to their owners of substantially all of their previously-taxed undistributed earnings. It is anticipated that the Founding Companies' historical indebtedness of $19.0 million, exclusive of debt relating to the S Corporation Distributions will be repaid from the proceeds of the Offering.

  In connection with and prior to the Acquisitions, certain Founding Companies made the S Corporation Distributions to their owners of substantially all of their previously-taxed undistributed earnings of approximately $8.7 million.

  The Company has entered into a preliminary agreement with a commercial bank under which it expects to enter into a credit facility in the near future. The terms and conditions of the agreement provide for an unsecured five year $50,000,000 revolving credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the proposed credit facility will bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.75%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Company expects that the credit facility will require usual and customary covenants for a credit facility of this nature including the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

  As part of its growth strategy, the Company is pursuing an acquisition program. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with a portion of the net proceeds of the Offering, working capital, issuances of additional equity, borrowings, including any unborrowed portion of the proposed credit facility, as well as cash flow from operations. The Company anticipates that its cash flow from operations and proceeds from the Offering will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through 1998. On a combined basis, the Founding Companies made capital expenditures of approximately $11.7 million in fiscal 1997.

INFLATION

  Due to relatively low levels of inflation experienced during the years ended December 31, 1995, 1996 and 1997, inflation did not have a significant effect on the results of the Company in those periods.

YEAR 2000

  The Company utilizes software and technologies throughout its operations. An assessment of the systems that will be affected by the Year 2000 issue has been completed. The Company does not believe that costs related to the Year 2000 issue will materially impact its financial position or results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's system would not have a material adverse effect on the Company.

PAR RESULTS OF OPERATIONS

  For financial statement presentation purposes, as required by the rules and regulations of the Securities Act, PAR has been identified as the accounting acquiror, as its shareholders represent the largest shareholding interest in Quanta.

  PAR was founded in 1954 and is headquartered in North Kansas City, Missouri. It operates primarily throughout the midwestern and western U.S. and maintains divisional offices in Topeka, Kansas; Coal, Missouri; Des Moines, Iowa; Aurora, Colorado and El Cajon, California. PAR focuses on providing full electric infrastructure contracting services, including installation of electric transmission lines, both underground and above ground, and distribution lines and construction of electric substations. In 1997, PAR provided services in Missouri, Iowa, Colorado, Kansas, Nebraska, California, Montana, Illinois and Hawaii.

  The following table sets forth selected statement of operations data and such data as a percentage of revenues for the periods indicated:

                                            YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1995           1996           1997
                                   -------------  -------------  -------------
                                            (DOLLARS IN THOUSANDS)
Revenues.......................... $38,915 100.0% $42,684 100.0% $49,132 100.0%
Cost of services..................  33,193  85.3   35,789  83.8   37,691  76.7
                                   ------- -----  ------- -----  ------- -----
  Gross profit....................   5,722  14.7    6,895  16.2   11,441  23.3
Selling, general and
 administrative expenses..........   4,342  11.2    5,012  11.7    6,891  14.0
                                   ------- -----  ------- -----  ------- -----
Income from operations............ $ 1,380   3.5% $ 1,883   4.4% $ 4,550   9.3%
                                   ======= =====  ======= =====  ======= =====

 PAR results for the year ended December 31, 1997 compared to the year ended December 31, 1996

  Revenues. Revenues increased $6.4 million, or 15.0%, from $42.7 million for the year ended December 31, 1996 to $49.1 million for the year ended December 31, 1997, primarily as a result of an increased demand for the company's services in Missouri, California and Colorado.

  Gross profit. Gross profit increased $4.5 million, or 65.2%, from $6.9 million for the year ended December 31, 1996 to $11.4 million for the year ended December 31, 1997. As a percentage of revenues, gross profit increased from 16.2% to 23.3%. The increase in gross profit and gross margin is primarily due to increased labor productivity, renegotiated unit pricing on certain long-term contracts and lower equipment rental expense as PAR replaced rental equipment on certain projects with company-owned equipment.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.9 million, or 38.0%, from $5.0 million for the year ended December 31, 1996 to $6.9 million for the year ended December 31, 1997, primarily due to increased administrative support required by the higher level of revenues and increases in owner compensation. As a percentage of revenues, selling, general and administrative expenses increased from 11.7% to 14.0%.

 PAR results for the year ended December 31, 1996 compared to the year ended December 31, 1995

  Revenues. Revenues increased $3.8 million, or 9.8%, from $38.9 million for the year ended December 31, 1995 to $42.7 million for the year ended December 31, 1996, primarily as a result of increased demand for the company's services in Colorado and, to a lesser extent, in California, but were partially offset by decreased activity in Missouri.

  Gross profit. Gross profit increased $1.2 million, or 21.1%, from $5.7 million for the year ended December 31, 1995 to $6.9 million for the year ended December 31, 1996. As a percentage of revenues, gross profit increased from 14.7% to 16.2%. This increase in gross profit was a result of improved labor productivity and asset utilization but was partially offset by increases in insurance costs and higher costs than anticipated on certain contracts.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million, or 16.3%, from $4.3 million for the year ended December 31, 1995 to $5.0 million for the year ended December 31, 1996, primarily due to increases in administrative salaries required to support the higher level of revenues generated from an increased volume of projects and increases in owner compensation. As a percentage of revenues, selling, general and administrative expenses increased from 11.2% to 11.7%.

 PAR liquidity and capital resources

  PAR generated $3.7 million of net cash from operating activities for the year ended December 31, 1997. Net cash used in investing activities was approximately $4.8 million, primarily for the purchase of operating equipment and vehicles. Net cash provided by financing activities of $1.0 million resulted from net borrowings of long-term debt and borrowings under PAR's line of credit for purchases of operating equipment and vehicles.

  At December 31, 1997, PAR had working capital of $1.4 million and total long-term debt, net of current maturities, of $3.2 million outstanding.

  PAR generated $2.7 million in net cash from operating activities for the year ended December 31, 1996. Net cash used in investing activities was approximately $2.6 million, principally for the purchase of operating equipment. Net cash used in financing activities of $0.4 million resulted from repayments of long-term debt.

  At December 31, 1996, PAR had working capital of $0.7 million and $2.0 million of total long-term debt outstanding, net of current maturities.

FORWARD LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. For additional discussion on the above risk factors, see the Registration Statement on Form S-1 as filed by the Company on February 12, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Quanta Services, Inc.
  Report of Independent Public Accountants.................................  17
  Balance Sheet............................................................  18
  Statement of Operations..................................................  19
  Statement of Stockholders' Equity........................................  20
  Notes to Financial Statements............................................  21
Par Electrical Contractors, Inc.
  Report of Independent Public Accountants.................................  26
  Balance Sheets...........................................................  27
  Statements of Operations.................................................  28
  Statements of Cash Flows.................................................  29
  Statements of Shareholders' Equity.......................................  30
  Notes to Financial Statements............................................  31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quanta Services, Inc.:

We have audited the accompanying balance sheet of Quanta Services, Inc. (a Delaware corporation), as of December 31, 1997, and the related statement of operations, and stockholders' equity for the period from inception (August 19, 1997) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quanta Services, Inc., as of December 31, 1997, and the results of its operations for the period from inception (August 19, 1997) through December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 18, 1998

                             QUANTA SERVICES, INC.

                        BALANCE SHEET--DECEMBER 31, 1997

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                               ASSETS
CASH AND CASH EQUIVALENTS............................................ $     --
DEFERRED OFFERING COSTS..............................................    1,306
                                                                      --------
    Total assets..................................................... $  1,306
                                                                      ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
ACCRUED LIABILITIES AND AMOUNTS DUE TO STOCKHOLDER................... $  1,306
STOCKHOLDERS' EQUITY:
  Preferred stock, $.00001 par value, 10,000,000 authorized, none
   issued and outstanding............................................       --
  Common stock, $.00001 par value, 40,000,000 shares authorized, none
   issued and outstanding............................................       --
  Limited Vote Common Stock, $.00001 par value, 3,345,333 shares
   authorized, issued and outstanding................................       --
  Additional paid-in capital.........................................   13,003
  Retained deficit...................................................  (13,003)
                                                                      --------
    Total stockholders' equity.......................................       --
                                                                      --------
    Total liabilities and stockholders' equity....................... $  1,306
                                                                      ========


   The accompanying notes are an integral part of these financial statements.

                             QUANTA SERVICES, INC.

                            STATEMENT OF OPERATIONS

                FOR THE PERIOD FROM INCEPTION (AUGUST 19, 1997)

                           THROUGH DECEMBER 31, 1997
                                 (IN THOUSANDS)

REVENUES............................................................. $     --
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................   13,003
                                                                      --------
LOSS BEFORE INCOME TAXES.............................................  (13,003)
PROVISION FOR INCOME TAXES...........................................       --
                                                                      --------
NET LOSS............................................................. $(13,003)
                                                                      ========



   The accompanying notes are an integral part of these financial statements.

                             QUANTA SERVICES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE PERIOD FROM INCEPTION (AUGUST 19, 1997)

                           THROUGH DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                               COMMON STOCK   ADDITIONAL               TOTAL
                             ----------------  PAID-IN   RETAINED  STOCKHOLDERS'
                              SHARES   AMOUNT  CAPITAL   DEFICIT      EQUITY
                             --------- ------ ---------- --------  -------------
INITIAL CAPITALIZATION,
 August 19, 1997...........  1,693,779 $  --   $    --   $     --    $     --
ISSUANCE OF SHARES TO AN
 INITIAL STOCKHOLDER AND
 MANAGEMENT................  1,651,554    --    13,003         --      13,003
NET LOSS...................         --    --        --    (13,003)    (13,003)
                             --------- -----   -------   --------    --------
BALANCE, December 31, 1997.  3,345,333 $  --   $13,003   $(13,003)   $     --
                             ========= =====   =======   ========    ========



   The accompanying notes are an integral part of these financial statements.

                             QUANTA SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

  Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty electrical contracting and maintenance services primarily related to electric and telecommunications infrastructure in North America. In February 1998, Quanta completed its initial public offering (the "Offering") which involved the issuance of 5,000,000 shares of common stock, providing approximately $38.9 million in net proceeds to the Company, after deducting underwriter discounts and commissions and expenses related to the Offering. Concurrent with the closing of its initial public offering, Quanta acquired, in separate transactions (the "Acquisitions"), for consideration including $21.0 million of cash and 7,527,000 shares of Common Stock, the following four entities (the "Founding Companies"): PAR Electrical Contractors, Inc., Potelco, Inc., TRANS TECH Electric, Inc. and Union Power Construction Company. Also, in March 1998, the Company's underwriters exercised their over-allotment option to acquire an additional 750,000 shares of the Company's Common Stock at the initial public offering price of $9 per share, providing the Company with approximately $6.3 million (net of underwriting discounts and commissions) of additional proceeds from the Offering. Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

  Quanta has not conducted any operations, and all activities through December 31, 1997 were related to the Offering and the Acquisitions. All expenditures of the Company through December 31, 1997 have been funded by the primary stockholders, on behalf of the Company. The primary stockholders have also committed to fund future organization expenses and offering costs. As of March 18, 1998, costs of approximately $2.9 million have been incurred in connection with the Offering, and such costs will be treated as a reduction of the proceeds from the Offering. Quanta has treated costs incurred through December 31, 1997, as deferred offering costs in the accompanying balance sheet.

  In the course of its operations, the Company is subject to certain risk factors, including but not limited to: absence of combined operating history, risks related to acquisition strategy, risks related to acquisition financing, risks related to operating and internal growth strategies, management of growth, availability of qualified employees, unionized workforce, competition, contract bidding risks, seasonality, exposure to environmental liabilities and dependence on key personnel.

2. STOCKHOLDERS' EQUITY:

 Common Stock and Preferred Stock

  In connection with the organization and initial capitalization of Quanta, the Company issued 1,693,779 shares (as restated for the 1,613.6016 for-one stock split discussed below) of Common Stock at $.00001 par value ("Common Stock") for $10.48. In November, 1997 Quanta issued approximately 1.5 million shares and 0.2 million shares, respectively (as restated for the 1,613.6016 for-one stock split discussed below) of Common Stock at $.00001 par value to an initial stockholder and management of Quanta. As a result of the issuance of shares to Main Street Merchant Partners II, L.P. ("Main Street") and management for nominal consideration, the Company recorded in November 1997, for financial statement presentation purposes, a non-recurring, non-cash charge of $13.0 million, which has been based on a fair value of such shares which has been determined to be $7.65 per share (a discount of 15% from the initial public offering price). The shares issued to Main Street and members of management were issued to engage such parties in providing services related primarily to the Company's public offering activities, including financial advisory and other consulting services. The fair value of such shares was based on specific factors related to the Company and the transactions including restrictions on transferability and sale of the shares issued and the limited vote provisions of such shares.

                             QUANTA SERVICES, INC.

  Quanta effected a 1,613.6016 for-one stock split in December 1997 for each share of Common Stock of the Company then outstanding. In addition, the Company increased the number of authorized shares of Common Stock to 40,000,000 and increased the number of authorized shares of $.00001 par value preferred stock to 10,000,000.

  In December 1997, the 3.3 million shares of Common Stock held by certain primary stockholders of Quanta were converted into 3.3 million shares of Limited Vote Common Stock. The shares of Limited Vote Common Stock have rights similar to shares of Common Stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into Common Stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares.

 Stock Plan

  In December 1997, the Company's board of directors and stockholders approved the Company's 1997 Stock Option Plan (the "Plan"), which provides for the granting or awarding of incentive or nonqualified stock options to directors, officers, key employees and consultants of the Company. The aggregate amount of Common Stock of the Company with respect to which options may be granted may not exceed the greater of 2.38 million shares or 15 percent of the aggregate number of shares of Common Stock outstanding. The Plan will be administered by the compensation committee (the "Committee") of the Company's board of directors. The Company has filed a registration statement on Form S-8 under the Securities Act of 1933 registering the issuance of shares upon exercise of options granted under this Plan. In February 1998, concurrent with the Offering, the Company granted approximately 627,500 options to management and various key employees of the Founding Companies. Options will be exercisable during the period specified in each option agreement and will generally become exercisable in installments over four years beginning on the first year anniversary of the grant date. No options will remain exercisable later than ten years after the date of grant. The exercise price of options may be no less than the fair market value of the Common Stock on the date of grant (or 110 percent in the case of options granted to employees owning more than 10 percent of the voting capital stock).

  The Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a nonemployee director will receive a nonqualified option to purchase 10,000 shares of Common Stock and continuing or re-elected nonemployee directors annually will receive options to purchase 5,000 shares of Common Stock. Options granted to nonemployee directors are fully exercisable following the expiration of six months from the date of grant.

 S-4 Registration Statement

  In February 1998, the Company filed a Form S-4 Registration Statement in order to register an additional 5,000,000 shares of Common Stock which the Company may issue from time to time in connection with future acquisitions of other businesses, properties or securities in business combination transactions. The Company expects that the terms upon which it may issue the shares will be determined through negotiations with the shareholders or principal owners of the businesses whose securities or assets are to be acquired.

3. STOCK-BASED COMPENSATION:

  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, under which compensation expense is recorded to the extent that the fair market value of the related stock is in excess of the options' exercise price at date of grant. Entities electing to remain

                             QUANTA SERVICES, INC.

with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed in SFAS No. 123 had been applied. The Company will measure compensation expense attributable to stock options based on the method prescribed in APB Opinion No. 25 and will provide the required pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated annual financial statements.

4. NEW ACCOUNTING PRONOUNCEMENTS:

  SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share will be computed based on weighted average shares outstanding and excludes dilutive securities such as options and warrants. Diluted earnings per share will be computed including the impact of all potentially dilutive securities. Basic and diluted earnings per share are presented in Note 5 below for 1997 on a pro forma basis.

5. BUSINESS COMBINATIONS:

  As discussed in Note 1, Quanta acquired the Founding Companies in February 1998. Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 (SAB 97), the financial statements of Quanta for periods prior to February 18, 1998 (the effective closing date of the Acquisitions), are the financial statements of PAR Electrical Contractors, Inc. (PAR) (the "Accounting Acquiror"). The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, will be included in the Company's historical financial statements beginning February 19, 1998.

  The following summary unaudited pro forma combined balance sheet information presented below, gives effect to the Acquisitions, the Offering and related transactions, including the repayment of historical debt of the Founding Companies, as if they had occurred on December 31, 1997 (in thousands).

                                                                     UNAUDITED
                                                                     PRO FORMA
                                                                      COMBINED
                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
      Current Assets...............................................   $ 47,021
      Property and Equipment, Net..................................     26,965
      Goodwill.....................................................     65,747
      Other Assets.................................................        244
                                                                      --------
        Total Assets...............................................   $139,977
                                                                      ========
      Current Liabilities..........................................   $ 19,846
      Long-term debt, net of current maturities....................      6,723
      Deferred income taxes........................................      4,301
      Stockholders' Equity.........................................    109,107
                                                                      --------
        Total Liabilities and Stockholders' Equity.................   $139,977
                                                                      ========

  The unaudited pro forma combined statement of operations for the year ended December 31, 1997 presented below assumes that the Acquisitions, the Offering and related transactions were closed on January 1, 1997 and present certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies, 2) the IPO completed on February 18, 1998 (including the exercise of the underwriter's over-allotment option), 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies, 4) amortization of goodwill resulting from the acquisitions, 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies and 6) adjustments to the federal and state income tax provision based on pro forma operating results.

                             QUANTA SERVICES, INC.

  The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since Quanta and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                                                 UNAUDITED
                                                                 PRO FORMA
                                                                 COMBINED
                                                             DECEMBER 31, 1997
                                                             -----------------
                                                              (IN THOUSANDS,
                                                             EXCEPT PER SHARE
                                                               INFORMATION)
Revenues....................................................    $   152,303
Cost of services (including depreciation)...................        123,270
                                                                -----------
Gross profit................................................         29,033
Selling, general and administrative expenses................         10,166
Goodwill amortization.......................................          1,640
                                                                -----------
Income from operations......................................         17,227
                                                                -----------
Other income (expense):
  Interest expense..........................................           (767)
  Other, net................................................            311
                                                                -----------
  Other income (expense), net...............................           (456)
                                                                -----------
Income before income tax expense............................         16,771
Provision for income taxes..................................          7,181
                                                                -----------
Net income..................................................    $     9,590
                                                                ===========
Basic earnings per share....................................    $      0.60
                                                                ===========
Diluted earnings per share..................................    $      0.60
                                                                ===========
Shares used in the pro forma computation of earnings per
 share--
  Basic.....................................................     16,043,111
                                                                ===========
  Diluted...................................................     16,043,111
                                                                ===========

 Shares Used in Calculation of Pro Forma Combined Earnings Per Share

  Shares used in the calculation of the unaudited pro forma combined basic and diluted earnings per share include (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, (iii) 5,000,000 shares of Common Stock sold in the Offering to pay the cash portion of the Acquisition consideration, to repay expenses incurred in connection with the Offering and to retire debt, and (iv) 170,778 of the 750,000 shares of Common Stock issued as part of the exercise of the underwriter's over-allotment option, as discussed in Note 1. The 579,222 shares excluded reflect net cash to Quanta.

  The Company has entered into employment agreements with certain key executives of the Founding Companies and the executive officers of Quanta. These employment agreements generally prohibit such

                             QUANTA SERVICES, INC.

individuals from disclosing confidential information and trade secrets, and restrict such individuals from competing with the Company for a period of five years from the date of the employment agreement. The initial term of these employment agreements is three years with provisions for annual extensions at the end of the initial term.

6. SUBSEQUENT EVENTS TO THE DATE OF AUDITORS' REPORT (UNAUDITED):

  The Company has entered into a preliminary agreement with a commercial bank under which it expects to enter into a credit facility in the near future. The terms and conditions of the agreement provide for an unsecured five year $50,000,000 revolving credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the proposed credit facility will bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.75%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Company expects that the credit facility will require usual and customary covenants for a credit facility of this nature including prohibition of dividends and the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PAR Electrical Contractors, Inc.:

We have audited the accompanying balance sheets of PAR Electrical Contractors, Inc. (a Missouri corporation), as of December 31, 1996 and 1997, and the related statements of operations, cash flows and shareholders' equity for the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAR Electrical Contractors, Inc., as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 18, 1998

                        PAR ELECTRICAL CONTRACTORS, INC.

                                 BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,
                                                             ----------------
                                                              1996     1997
                          ASSETS                             -------  -------
CURRENT ASSETS:
  Cash and cash equivalents................................  $   479  $   400
  Accounts receivable--
    Trade, net of allowance of $100........................    7,390    8,527
    Retainage..............................................      374      135
    Other receivables......................................       78       36
  Costs and estimated earnings in excess of billings on un-
   completed contracts.....................................      663    1,025
  Deferred income taxes....................................      160      303
  Prepaid expenses and other current assets................      360      358
                                                             -------  -------
    Total current assets...................................    9,504   10,784
PROPERTY AND EQUIPMENT, net................................   10,977   14,122
OTHER ASSETS...............................................      218      241
                                                             -------  -------
    Total assets...........................................  $20,699  $25,147
                                                             =======  =======
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt.....................  $ 2,555  $ 2,429
  Current portion of capital lease obligations.............       25      199
  Bank line of credit......................................    2,378    2,510
  Accounts payable and accrued expenses....................    2,725    3,812
  Billings in excess of costs and estimated earnings on un-
   completed contracts.....................................    1,168      425
                                                             -------  -------
    Total current liabilities..............................    8,851    9,375
LONG-TERM DEBT, net of current maturities..................    2,000    3,213
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturi-
 ties......................................................       74      356
DEFERRED INCOME TAXES......................................    2,066    2,201
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $100 par value, 500 shares authorized, 200
   shares issued and outstanding...........................       50       50
  Retained earnings........................................    9,170   11,464
  Treasury stock, 300 shares, at cost......................   (1,512)  (1,512)
                                                             -------  -------
    Total shareholders' equity.............................    7,708   10,002
                                                             -------  -------
    Total liabilities and shareholders' equity.............  $20,699  $25,147
                                                             =======  =======

   The accompanying notes are an integral part of these financial statements.

                        PAR ELECTRICAL CONTRACTORS, INC.

                            STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1996        1997
                                             ----------  ----------  ----------
REVENUES...................................  $   38,915  $   42,684  $   49,132
COST OF SERVICES (including depreciation)..      33,193      35,789      37,691
                                             ----------  ----------  ----------
  Gross profit.............................       5,722       6,895      11,441
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES..................................       4,342       5,012       6,891
                                             ----------  ----------  ----------
    Income from operations.................       1,380       1,883       4,550
                                             ----------  ----------  ----------
OTHER INCOME (EXPENSE):
    Interest expense.......................        (568)       (576)       (627)
    Other, net.............................          56         (70)        (89)
                                             ----------  ----------  ----------
      Other income (expense), net..........        (512)       (646)       (716)
                                             ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES...         868       1,237       3,834
PROVISION FOR INCOME TAXES.................         353         487       1,540
                                             ----------  ----------  ----------
NET INCOME.................................  $      515  $      750  $    2,294
                                             ==========  ==========  ==========
EARNINGS PER SHARE.........................  $     0.17  $     0.25  $     0.76
                                             ==========  ==========  ==========
SHARES USED IN THE COMPUTATION OF BASIC AND
 DILUTED EARNINGS PER SHARE................   3,000,000   3,000,000   3,000,000
                                             ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                        PAR ELECTRICAL CONTRACTORS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1995     1996     1997
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................... $   515  $   750  $ 2,294
 Adjustments to reconcile net income to net cash
 provided by operating activities--
  Depreciation and amortization.....................   1,805    1,935    2,350
  Loss (gain) on sale of property and equipment.....       5      (57)      --
  Deferred income taxes.............................     166      204       (8)
  Changes in operating assets and liabilities--
   (Increase) decrease in--
    Accounts receivable.............................      64     (892)    (856)
    Costs and estimated earnings in excess of
     billings on uncompleted contracts..............     154     (531)    (362)
    Prepaid expenses and other current assets.......     169      (54)       2
   Increase (decrease) in--
    Accounts payable and accrued expenses...........    (308)     363    1,087
    Billings in excess of costs and estimated
     earnings on uncompleted contracts..............    (362)     983     (743)
    Other, net......................................     (14)     (10)     (23)
                                                     -------  -------  -------
    Net cash provided by operating activities.......   2,194    2,691    3,741
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment.......     100       57      154
 Additions of property and equipment................  (2,427)  (2,663)  (4,957)
                                                     -------  -------  -------
    Net cash used in investing activities...........  (2,327)  (2,606)  (4,803)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt.......................   1,501    1,787    3,950
 Payments of long-term debt.........................  (1,935)  (2,395)  (3,099)
 Net borrowings under bank lines of credit..........     655      238      132
                                                     -------  -------  -------
    Net cash provided by (used in) financing activi-
     ties...........................................     221     (370)     983
                                                     -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVA-
 LENTS..............................................      88     (285)     (79)
CASH AND CASH EQUIVALENTS, beginning of period......     676      764      479
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS, end of period............ $   764  $   479  $   400
                                                     =======  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for--
  Interest.......................................... $   575  $   572  $   618
  Income taxes, net of refunds......................     553      279    1,264

   The accompanying notes are an integral part of these financial statements.

                        PAR ELECTRICAL CONTRACTORS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                   COMMON STOCK                         TOTAL
                                   ------------- RETAINED TREASURY  SHAREHOLDERS'
                                   SHARES AMOUNT EARNINGS  STOCK       EQUITY
                                   ------ ------ -------- --------  -------------
BALANCE, December 31, 1994........  200    $50   $ 7,905  $(1,512)     $ 6,443
  Net income......................   --     --       515       --          515
                                    ---    ---   -------  -------      -------
BALANCE, December 31, 1995........  200     50     8,420   (1,512)       6,958
  Net income......................   --     --       750       --          750
                                    ---    ---   -------  -------      -------
BALANCE, December 31, 1996........  200     50     9,170   (1,512)       7,708
  Net income......................   --     --     2,294       --        2,294
                                    ---    ---   -------  -------      -------
BALANCE, December 31, 1997........  200    $50   $11,464  $(1,512)     $10,002
                                    ===    ===   =======  =======      =======



   The accompanying notes are an integral part of these financial statements.

                       PAR ELECTRICAL CONTRACTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

  PAR Electrical Contractors, Inc., a Missouri corporation (the "Company"), focuses on providing electrical contractor services primarily for utility companies, municipal and commercial companies. The Company performs the majority of its contract work under cost-plus-fee and fixed price contracts with contract terms generally ranging from four to 36 months. The Company performs the majority of its work in the Midwest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Supplemental Cash Flow Information

  The Company had non-cash investing and financing activities related to capital leases of approximately $111,000 and $692,000 during the years ended December 31, 1996 and 1997, respectively. There were no significant non-cash investing activities for the year ended December 31, 1995.

 Accounts Receivable and Provision for Doubtful Accounts

  The Company provides an allowance for doubtful accounts when collection is considered doubtful.

 Property and Equipment

  Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense was approximately $1,805,000, $1,935,000 and $2,350,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

 Revenue Recognition

  The Company recognizes revenue when services are performed except when work is being performed under a fixed price or cost-plus-fee contract. Such contracts generally provide that the customer accept completion of progress to date and compensate the Company for services which have been rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Revenues from fixed price or cost-plus-fee contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

                       PAR ELECTRICAL CONTRACTORS, INC.

  The balances billed but not paid by customers pursuant to retainage provisions in fixed price or cost-plus-fee contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year.

  The current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

 Warranty Costs

  For certain contracts, the Company generally warrants labor for the first year after installation of new electrical systems. The Company generally warrants labor for 30 days after servicing of existing electrical systems. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

 Income Taxes

  The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

 Collective Bargaining Agreements

  The Company is a party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire at various times through the year 2000.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Reference is made to the "Revenue Recognition" section of this footnote and Note 11 for discussion of certain estimates reflected in the Company's financial statements.

 New Accounting Pronouncement

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

                       PAR ELECTRICAL CONTRACTORS, INC.

3. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                                                ESTIMATED     DECEMBER 31,
                                               USEFUL LIVES ------------------
                                                 IN YEARS     1996      1997
                                               ------------ --------  --------
Land..........................................       --     $  1,105  $  1,221
Buildings and leasehold improvements..........     5-31        1,255     1,255
Operating equipment and vehicles..............     5-10       21,980    26,495
Office equipment, furniture and fixtures......        5          386       543
                                                            --------  --------
                                                              24,726    29,514
Less--Accumulated depreciation and amortiza-
 tion.........................................               (13,749)  (15,392)
                                                            --------  --------
  Property and equipment, net.................              $ 10,977  $ 14,122
                                                            ========  ========

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1997
                                                             --------  --------
Accounts payable, trade....................................  $  1,068  $  1,093
Accrued compensation and other expenses....................     1,657     2,719
                                                             --------  --------
                                                             $  2,725  $  3,812
                                                             ========  ========
Contracts in progress are as follows (in thousands):
                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1997
                                                             --------  --------
Costs incurred on contracts in progress....................  $  9,926  $  8,971
Estimated earnings, net of losses..........................     2,322     2,517
                                                             --------  --------
                                                               12,248    11,488
Less-Billings to date......................................   (12,753)  (10,888)
                                                             --------  --------
                                                             $   (505) $    600
                                                             ========  ========
Costs and estimated earnings in excess of billings on un-
 completed contracts.......................................  $    663  $  1,025
Less--Billings in excess of costs and estimated earnings on
 uncompleted contracts.....................................    (1,168)     (425)
                                                             --------  --------
                                                             $   (505) $    600
                                                             ========  ========

5. DEBT:

  The Company has an $8,000,000 bank revolving line of credit bearing interest at the bank's prime rate (8.5 percent at December 31, 1997), of which $2,378,000 and $2,510,000 was outstanding as of December 31, 1996 and 1997, respectively. With regard to the line of credit, the Company has outstanding a $1,000,000 letter of credit outstanding related to its workman's compensation insurance program (see Note 11 for discussion related to the Company self-insuring for certain workers' compensation insurance). The Company also has a $4,000,000 equipment fixed line of credit bearing interest at the bank's prime rate (8.5 percent at December 31, 1997). These lines of credit expire in May 1998.

                       PAR ELECTRICAL CONTRACTORS, INC.

  The Company's long-term debt obligations consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                                --------------
                                                                 1996    1997
                                                                ------  ------
Note payable to bank, prime plus 1%, interest rate, due
 $79,359 monthly including interest with final payment October
 1997.........................................................  $  797  $   --
Note payable to bank, prime plus .75%, interest rate, due
 $47,968 monthly including interest with final payment Decem-
 ber 1997.....................................................     551      --
Note payable to bank, prime plus .50% interest rate, due
 $47,795 monthly including interest with final maturity Decem-
 ber 1998.....................................................   1,042     542
Note payable to bank, prime plus .50% interest rate, due
 $31,747 monthly including interest with final maturity May
 1999.........................................................     825     506
Note payable to bank, prime plus .50% interest rate, due
 $25,391 monthly including interest with final maturity Decem-
 ber 1999.....................................................     800     558
Note payable to bank, prime interest rate, due $42,695 monthly
 including interest with final maturity April 2000............      --   1,080
Note payable to bank, prime interest rate, due $82,076 monthly
 including interest with final maturity December 2000.........      --   2,600
Installment note payable to bank, fixed 9.75% interest rate, due $3,631 monthly including interest with balance due Decem-
 ber 1999; collateralized by real estate......................     318     305
Installment note payable, fixed 9% interest rate, with final
 payment December 1997........................................     145      --
Installment note payable, fixed 6.5% interest rate, with final
 payment made in January 1998.................................      77      51
                                                                ------  ------
                                                                 4,555   5,642
Less--Current maturities......................................  (2,555) (2,429)
                                                                ------  ------
Total long-term debt..........................................  $2,000  $3,213
                                                                ======  ======

  The loan agreement covering the notes payable to bank and the bank lines of credit contains various covenants, including a minimum net worth requirement and a compensating balance requirement.

  The notes payable to bank and the bank lines of credit are collateralized by all equipment, receivables and other assets. The Company's two shareholders have pledged their stock as security to the bank on this indebtedness.

  The maturities of long-term debt as of December 31, 1997, are as follows (in thousands):

Year ending December 31--
  1998................................................................... $2,429
  1999...................................................................  2,106
  2000...................................................................  1,107
                                                                          ------
                                                                          $5,642
                                                                          ======

                       PAR ELECTRICAL CONTRACTORS, INC.

6. LEASES:

 Obligations Under Capital Leases

  The Company leases various equipment under noncancelable capital leases and the leased assets are included as part of "Property and Equipment." Details of the capital leased assets are as follows (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1996    1997
                                                                  -----  ------
Automobiles...................................................... $  44  $   44
Operating equipment and vehicles.................................   540   1,233
                                                                  -----  ------
                                                                    584   1,277
Less--Accumulated depreciation...................................  (479)   (575)
                                                                  -----  ------
Net capitalized leased assets.................................... $ 105  $  702
                                                                  =====  ======

  The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 1997 (in thousands):

Year ending December 31--
  1998................................................................... $ 233
  1999...................................................................   233
  2000...................................................................   134
  2001...................................................................    12
                                                                          -----
    Total minimum lease payments.........................................   612
Less--Amounts representing interest......................................   (57)
                                                                          -----
    Present value of minimum lease payments..............................   555
Less--Current portion....................................................  (199)
                                                                          -----
    Long-term obligation................................................. $ 356
                                                                          =====

 Operating Leases

  The Company rents certain office equipment and warehouse space under several operating lease agreements which vary in length and terms. The rent paid under these lease agreements was approximately $21,000, $205,000 and $462,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Future minimum lease payments under these noncancelable operating leases are as follows (in thousands):

Year ending December 31--
  1998..................................................................... $424
  1999.....................................................................  134
  2000.....................................................................   24
  2001.....................................................................   24
  2002.....................................................................    3
                                                                            ----
                                                                            $609
                                                                            ====

                       PAR ELECTRICAL CONTRACTORS, INC.

7. INCOME TAXES:

  Federal and state income taxes are as follows (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                               1995 1996  1997
                                                               ---- ---- ------
Federal--
  Current..................................................... $154 $234 $1,278
  Deferred....................................................  138  169     (6)
State--
  Current.....................................................   33   49    270
  Deferred....................................................   28   35     (2)
                                                               ---- ---- ------
                                                               $353 $487 $1,540
                                                               ==== ==== ======

  Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income
(loss) before provision for income taxes as follows (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                               1995 1996  1997
                                                               ---- ---- ------
Provision at the statutory rate............................... $304 $433 $1,341
Increase resulting from--
  State income tax, net of related tax effect.................   40   54    170
  Nondeductible expenses......................................    9   --     29
                                                               ---- ---- ------
                                                               $353 $487 $1,540
                                                               ==== ==== ======

  Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1997
                                                              -------  -------
Deferred income tax liabilities--
  Property and equipment..................................... $(2,066) $(2,222)
  State taxes................................................       9       10
  Other......................................................    (156)    (172)
                                                              -------  -------
    Total deferred income tax liabilities....................  (2,213)  (2,384)
                                                              -------  -------
Deferred income tax assets--
  Bad debt reserves..........................................      42       42
  State taxes................................................     (18)     (29)
  Other accruals not currently deductible....................     283      473
                                                              -------  -------
    Total deferred income tax assets.........................     307      486
  Valuation allowance........................................      --       --
                                                              -------  -------
    Total deferred income tax liabilities.................... $(1,906) $(1,898)
                                                              =======  =======

                       PAR ELECTRICAL CONTRACTORS, INC.

  The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1997
                                                              -------  -------
Deferred tax assets--
  Current.................................................... $   307  $   475
  Long-term..................................................      --       --
                                                              -------  -------
    Total....................................................     307      475
                                                              -------  -------
Deferred tax liabilities--
  Current....................................................    (147)    (172)
  Long-term..................................................  (2,066)  (2,201)
                                                              -------  -------
    Total....................................................  (2,213)  (2,373)
                                                              -------  -------
    Net deferred income tax liabilities...................... $(1,906) $(1,898)
                                                              =======  =======

8. RELATED-PARTY TRANSACTIONS:

  As of December 31, 1996, the Company had a $45,000 note receivable due from one of its shareholders. The note receivable included in "Accounts receivable--other receivables" in the accompanying balance sheet as of December 31, 1996, was paid in full by the shareholder in October 1997.

9. EMPLOYEE BENEFIT PLAN:

  In connection with its collective bargaining agreements with various electrical unions, the Company participates with other companies in the unions' multi-employer pension plans. These plans cover all of the Company's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on net assets and actuarial present value of the accumulated share of the plans' unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable is not ascertainable at this time.

  The Company has a 401(k) plan and profit sharing plan covering substantially all nonbargaining employees. Participant contributions to be in the 401(k) plan are limited to 6.6 percent of total compensation paid to participants during the plan year. The Company may also make discretionary contributions. Contributions to the plan were approximately $230,000, $182,000 and $168,000 for the years ended December 31, 1995, 1996 and 1997, respectively, and the Company had accrued approximately $182,000 and $168,000 at December 31, 1996 and 1997, respectively.

  In addition to the 401(k) plan and profit sharing plan, the financial statements include discretionary bonuses to employees of $564,000, $1,087,000 and $2,300,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

10. FINANCIAL INSTRUMENTS:

  The Company's financial instruments consist of cash and cash equivalents, accounts receivable, lines of credit, accounts payable, notes payable and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheets approximates their fair value.

                       PAR ELECTRICAL CONTRACTORS, INC.

11. COMMITMENTS AND CONTINGENCIES:

 Litigation

  The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

 Insurance

  The Company carries a broad range of insurance coverage, including business auto liability, business property liability, workers' compensation, general liability and an umbrella policy.

  Effective January 1, 1996, the Company began self-insuring for certain workers' compensation risks up to $1,000,000 per occurrence. In October 1997, the Company reduced the deductible to $500,000 per occurrence. The Company has accrued for the estimated probable claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through December 31, 1997. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

 Product Rights

  In May 1997, the Company entered into an agreement with a third party which gives the Company exclusive rights for 30 months to the use of a patented product used in the construction, maintenance, repair and improvement of energized transmission and distribution lines in all states west of the Mississippi River.

  The product is a telescoping robotic arm for temporarily supporting energized power lines to enable repair or replacement of transmission poles, cross-arms, insulators and the like while maintaining an energized connection. In exchange for the exclusive rights, the Company agreed to pay the third party a fixed fee and a percentage of gross profits generated from the use of the product. As of December 31, 1997, the Company had made payments totaling $225,000 related to fees for the use of such product.

 Performance Bonds

  In certain circumstances, the Company is required to provide performance bonds in connection with its contract commitments which are personally guaranteed by certain stockholders of the Company.

12. MAJOR CUSTOMERS AND RISK CONCENTRATION:

  The Company had sales greater than 10 percent of total sales to three major customers (comprising approximately 16 percent, 15 percent and 11 percent of total sales), three major customers (comprising approximately 23 percent, 12 percent and 10 percent of total sales) and three major customers (comprising approximately 21 percent, 11 percent and 10 percent of total sales) during the years ended December 1995, 1996 and 1997, respectively.

  The Company grants credit, generally without collateral, to its customers, which include utility companies, municipalities and commercial companies located primarily in the Midwestern region of the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors within the Midwestern region of the United States. However, management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk.

                       PAR ELECTRICAL CONTRACTORS, INC.

13. SUBSEQUENT EVENTS:

  In December 1997, the Company and its shareholders entered into a definitive agreement with Quanta Services, Inc. ("Quanta"), providing for all outstanding shares of the Company's common stock to be exchanged for cash and shares of Quanta common stock, concurrent with an initial public offering of additional common stock by Quanta which closed in February 1998. In addition, the two executives of the Company entered into employment agreements with the Company and Quanta which have an initial term of three years and generally restrict the disclosure of confidential information as well as restrict competition with the Company and Quanta for a period of five years from the date of the employment agreement. Reference is made to Note 1 of Quanta Services, Inc. financial statements included elsewhere herein.

  In connection with the acquisition, the shareholders of the Company purchased a portion of land and equipment from the Company. The net book value of the land and the equipment purchased was approximately $759,000 and $731,000 at December 31, 1996 and 1997, respectively.

 Earnings per share

  For financial statement presentation purposes, as required by the rules and regulations of the Securities Act, the Company has been identified as the accounting acquiror in the transaction with Quanta and its initial public offering, as its shareholders represent the largest shareholding interest in Quanta. As such, the shares of Quanta common stock beneficially owned by the shareholders have been used in the calculation of basic and diluted earnings per share of the Company for the periods as presented herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the Company's directors and executive officers:

                NAME                 AGE                POSITION
                ----                 ---                --------
John R. Colson......................  50 Chief Executive Officer, Director
James H. Haddox.....................  49 Chief Financial Officer, Secretary
Derrick A. Jensen...................  27 Vice President and Controller
John R. Wilson......................  47 President of PAR, Director
Timothy A. Soule....................  50 Vice President of Union Power, Director
John A. Martell.....................  42 Vice President of TRANS TECH, Director
Gary A. Tucci.......................  41 President of Potelco, Director
James R. Ball.......................  54 Director
Vincent D. Foster...................  41 Chairman of the Board of Directors
Rodney R. Proto.....................  49 Director
Michael T. Willis...................  52 Director
Ronald W. Soule.....................  53 President of Union Power
Robert J. Urbanski..................  46 President of TRANS TECH

  John R. Colson was elected Chief Executive Officer of the Company in December 1997 and became a director of the Company effective upon the consummation of the Offering in February 1998. He joined PAR in 1971 and became President in 1991. He is currently a member of the Council of Industrial Relations, governor of the Missouri Valley chapter of NECA and a director of the Missouri Valley Line Apprenticeship Program.

  James H. Haddox has been Chief Financial Officer of the Company since November 1997 and Secretary since December 1997. From March 1996 until joining the Company, Mr. Haddox was Senior Vice President--Finance of Corporate Express Delivery Systems, Inc., a national provider of same day delivery services. From January 1994 to March 1996, Mr. Haddox held various positions, including Chief Accounting Officer and Vice President--Finance, with U.S. Delivery Systems, Inc., a NYSE listed company which was the largest provider of same day delivery services in the U.S. prior to its merger with Corporate Express, Inc. in March 1996. From 1991 to 1994, Mr. Haddox was an independent business consultant providing management services. From 1987 to 1991, Mr. Haddox held various financial positions, including Chief Financial Officer and Chief Accounting Officer, at Allwaste, Inc., a NYSE listed national environmental services company. Mr. Haddox is a Certified Public Accountant.

  Derrick A. Jensen has been Vice President and Controller of the Company since December 1997. Prior to joining the Company, he was employed by Arthur Andersen LLP ("Arthur Andersen"), serving most recently as audit manager focusing on clients in consolidating industries. Mr. Jensen is a Certified Public Accountant.

  John R. Wilson was elected President of PAR in 1997. He joined PAR in 1977 and became an Executive Vice President in 1991. Mr. Wilson became a director of the Company effective upon the consummation of the Offering.

  Timothy A. Soule joined Union Power in 1972 and became Vice President in 1975. He is also a member of the Board of Trustees for the joint NECA/IBEW Line Construction Benefit Fund, Union Power's representative to the Rocky Mountain Electrical League and a member of the Board of Directors of the Power and

Communication Contractors Association. Mr. Soule became a director of the Company effective upon the consummation of the Offering. Mr. Soule is the brother of Ronald W. Soule, President of Union Power.

  John A. Martell founded TRANS TECH in 1983 and serves as Vice President. He is currently a member of the National Fire Protection Association and the Illuminating Engineering Society. Mr. Martell is a Registered Professional Engineer. Mr. Martell became a director of the Company effective upon the consummation of the Offering.

  Gary A. Tucci joined Potelco in 1975 and became President in 1988. He is a member of the Joint NECA/IBEW Apprenticeship and Training Committee as well as the labor relations board. Mr. Tucci became a director of the Company effective upon the consummation of the Offering.

  James R. Ball is a private investor, a consultant to Koch Industries, Inc. and a member of the board of directors of Carbide/Graphite Group, Inc., a producer of graphite electrode specialties products. From 1969 to 1994, he held several positions with Vista Chemical Company ("Vista") and its predecessor, Conoco, Inc. Vista was sold in 1991 to RWE-DEA, a unit of RWE AG, a German energy and chemicals concern, and Mr. Ball served on the board of directors of Vista and was its President and Chief Executive Officer from 1992 through 1994. Mr. Ball became a director of the Company effective upon the consummation of the Offering.

  Vincent D. Foster has been a director of the Company since November 1997 and became non-executive Chairman of the Board upon consummation of the Offering. Mr. Foster is a Managing Director of Main Street Merchant Partners II, L.P., a merchant banking firm which is a principal stockholder of the Company. From September 1988 through October 1997, Mr. Foster was a partner of Andersen Worldwide and Arthur Andersen. Mr. Foster was the Director of the Corporate Finance and Mergers and Acquisitions practices of Arthur Andersen for the southwestern U.S., specializing in structuring and executing "roll-up" transactions and in providing merger and acquisition and corporate finance advisory services to clients in consolidating industries. Mr. Foster holds a J.D. degree and is a Certified Public Accountant.

  Rodney R. Proto has been President, Chief Operating Officer and a director of USA Waste Services, Inc. ("USA Waste"), the third largest solid waste services company in North America, since August 1996. Prior thereto, he was President, Chief Operating Officer and a director of Sanifill, Inc. ("Sanifill"), a solid waste management company acquired by USA Waste in August 1996. Mr. Proto joined Sanifill in February 1992. Before joining Sanifill, he was employed by Browning-Ferris Industries, Inc. for 12 years where he served, among other positions, as Chairman of BFI Overseas from 1985 to 1987 and President of Browning-Ferris Industries Europe, Inc. from 1987 through 1991. Mr. Proto became a director of the Company effective upon the consummation of the Offering.

  Michael T. Willis is Chairman of the Board, Chief Executive Officer and President of Metamor Worldwide, formerly CoreStaff, Inc. ("Metamor"), one of the largest information technology and staffing companies in the U.S. Prior to founding Metamor in 1993, Mr. Willis served as Chief Executive Officer and President of The Talent Tree Corporation ("Talent Tree"), which he founded in 1976 and built into one of the largest temporary services companies in the U.S. Mr. Willis sold Talent Tree to Hestair plc in 1987 and then continued as President and Chief Executive Officer until April 1993. Mr. Willis is also a director of the Southwest Bank of Texas, a publicly-traded financial institution. Mr. Willis became a director of the Company effective upon the consummation of the Offering.

  Ronald W. Soule joined Union Power in 1963 and became President in 1987. He is a member of the Board of Directors of the Colorado NECA/IBEW Negotiation Committee, the Western Line Constructors Chapter of NECA and the Mountain States Joint Apprenticeship and Training Committee. He is also Union Power's representative to NECA and the past President of Western Line Constructors Chapter of NECA. Mr. Soule is the brother of Timothy A. Soule, a director of the Company.

  Robert J. Urbanski founded TRANS TECH in 1983 and serves as President. He is a member of the Institute of Transportation Engineers and the International Municipal Sign Association.

  The Amended and Restated Bylaws of the Company permit the Board of Directors to increase the size of the Board. Each director serves a one-year term. At each annual meeting of stockholders, all except one of the directors will be elected by the holders of the Common Stock and one director will be elected by the holders of the Limited Vote Common Stock. Mr. Foster has been designated as the director elected by holders of Limited Vote Common Stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the NYSE. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. As the Company was not a reporting company until completion of its Offering in February 1998, no such reports were required to be filed with respect to fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION

  Until it completed the Acquisitions in February 1998, the Company conducted no operations and paid no compensation to its executive officers.

DIRECTORS' COMPENSATION

  Directors who also are employees of the Company or any of its subsidiaries will not receive additional compensation for serving as directors. Each director who is not an employee of the Company or any of its subsidiaries will receive a fee of $1,000 for attendance at each meeting of the Board of Directors or any committee thereof (unless held on the same day as a Board of Directors meeting). Directors of the Company will be reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or the committees thereof, and for other expenses reasonably incurred in their capacity as directors of the Company. Each non-employee director will receive an option to purchase 10,000 shares of Common Stock upon such person's initial election to the Board of Directors and an annual grant of an option to purchase 5,000 shares of Common Stock at each annual meeting of the Company's stockholders thereafter at which such director is re-elected or remains a director. See discussion of 1997 Stock Option Plan, below. In addition, each of Messrs. Ball, Proto and Willis purchased 20,000 shares of Limited Vote Common Stock from the Company for nominal consideration.

EXECUTIVE COMPENSATION

  The Company anticipates that during 1998 the annualized base salaries of its most highly compensated executive officers will be $150,000 for each executive officer. As part of Mr. Haddox's employment arrangement with the Company, he purchased 100,000 shares of Limited Vote Common Stock for nominal consideration and received an option in 1998 under the 1997 Stock Option Plan to purchase 125,000 shares of Common Stock at the Offering price. As part of Mr. Jensen's employment arrangement with the Company, he purchased 37,500 shares of Limited Vote Common Stock for nominal consideration and received an option in 1998 under the 1997 Stock Option Plan to purchase 62,500 shares of Common Stock at the Offering price.

EMPLOYMENT AGREEMENTS

  The Company has entered into an employment agreement with each executive officer and certain key employees of the Company that prohibits such individual from disclosing the Company's confidential information and trade secrets and generally restricts these individuals from competing with the Company for a period of five years after the date of the individual's employment agreement. Each of the agreements has an initial term of three years, provides for an automatic annual extension at the end of its initial term and is terminable by the Company for "good cause" upon ten days' written notice and without "good cause" by either party upon thirty days' written notice. All employment agreements provide that if the officer's employment is terminated by the Company without "good cause," such officer will be entitled to receive a lump-sum severance payment at the effective time of termination equal to the officer's base salary at the rate then in effect for the greater of (i) the time period remaining under the initial term of the agreement or (ii) one year. In addition, all employment agreements provide that in the event of termination without "good cause," the non-competition provision will not apply for any time period in which the employee is not receiving or has not received severance compensation.

  The employment agreements contain certain provisions concerning a change-in-control of the Company, including the following: (i) in the event five days' advance notice of the transaction giving rise to the change-in-control is not received by the Company and such officer, the change-in-control will be deemed a termination of the employment agreement by the Company without "good cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable (discussed in the preceding paragraph) shall be tripled and the provisions which restrict competition with the Company shall not apply and (ii) the officer must be given sufficient time and opportunity to elect whether to exercise all or any of his or her options to purchase Common Stock, including any options with accelerated vesting under the provisions of the 1997 Stock Option Plan, such that the officer may acquire the Common Stock at or prior to the closing of the transaction giving rise to the change-in-control, if he or she so desires.

1997 STOCK OPTION PLAN

  In December 1997, the Board of Directors adopted, and the stockholders of the Company approved, the 1997 Stock Option Plan. The purpose of the 1997 Stock Option Plan is to provide directors, key employees, officers and certain advisors with additional incentives by increasing their proprietary interest in the Company. The aggregate amount of Common Stock of the Company with respect to which options may be granted may not exceed the greater of 2,380,850 shares or 15% of the outstanding shares of Common Stock. On February 27, 1998, the Company filed a Registration Statement on Form S-8 with respect to 2,380,850 shares of Common Stock issuable in connection with the 1997 Stock Option Plan.

  The 1997 Stock Option Plan provides for the grant of incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options (collectively, the "Awards"). The amount of ISOs that may be granted under the 1997 Stock Option Plan is limited to 2,380,850 shares. The 1997 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the terms of the 1997 Stock Option Plan, the sole authority to grant Awards under the 1997 Stock Option Plan, to construe and interpret the 1997 Stock Option Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 1997 Stock Option Plan.

  All of the Company's employees, non-employee directors, officers and advisors are eligible to receive Awards under the 1997 Stock Option Plan, but only employees of the Company are eligible to receive ISOs. Options will be exercisable during the period specified in each option agreement and will generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee. In the discretion of the Compensation Committee, option agreements may provide that options will become immediately exercisable in the event of a "change in control" (as defined in the 1997 Stock Option Plan) of the Company. No ISO will remain exercisable later than ten years after the date of grant (or five years in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

  The Company has outstanding options to purchase approximately 627,500 shares of Common Stock issued pursuant to the 1997 Stock Option Plan following the Offering at an exercise price equal to $9.00 per share.

  The 1997 Stock Option Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a non-employee director will receive a non-qualified option to purchase 10,000 shares of Common Stock, and each continuing or re-elected non-employee director annually will receive an option to purchase 5,000 shares of Common Stock. Options granted to non-employee directors are fully exercisable following the expiration of six months from the date of grant.

  The exercise price for ISOs granted under the 1997 Stock Option Plan may be no less than the fair market value of a share of the Common Stock on the date of grant (or 110% in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

REPORT OF THE AUDIT AND COMPENSATION COMMITTEES ON EXECUTIVE COMPENSATION

  Until it completed the Acquisitions in February 1998, the Company conducted no operations and paid no compensation to its executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  No directors have interlocking or other relationships with other boards or the Company that require disclosure under Item 402(j) or Item 404 of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership of the Company's voting capital stock by (i) each person known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company and
(iii) all directors and executive officers of the Company as a group. Except as otherwise indicated below, the persons named in the table have advised the Company that they have sole voting and investment power with respect to the shares of capital stock shown as beneficially owned by them. Unless otherwise indicated, each person or group has sole voting and investment power with respect to all such shares. Unless otherwise indicated, the number of shares and percentage of ownership of Common Stock for each of the named stockholders, directors and executive officers assumes that shares of Common Stock that the stockholders, directors and executive officers may acquire within 60 days are outstanding.

                                                                     PERCENTAGE
                                                        SHARES       OF SHARES
                                                     BENEFICIALLY   BENEFICIALLY
                           NAME                         OWNED          OWNED
                           ----                      ------------   ------------
      John R. Colson(1).............................  2,100,000         12.6%
      Vincent D. Foster(2)(a).......................    299,535          1.8
      Gary A. Tucci(3)..............................  1,046,250          6.3
      John R. Wilson (4)............................    900,000          5.4
      John A. Martell(5)............................    781,875          4.7
      Timothy A. Soule(6)...........................    337,392          2.0
      James H. Haddox(1)............................    100,000(b)         *
      Derrick A. Jensen(1)..........................     37,500(b)         *
      James R. Ball(1)(7)...........................     35,000            *
      Rodney R. Proto(1)(7).........................     35,000            *
      Michael T. Willis(1)(7).......................     35,000            *
      All directors and executive officers as a
       group (11 persons)(8)........................  5,707,552         34.3

--------
 * Less than 1%.
 (a) Owns more than 5% of the outstanding shares of Limited Vote Common Stock.
 (b) Consists entirely of Limited Vote Common Stock.

(1) The address for Messrs. Ball, Colson, Proto, Haddox, Jensen and Willis is 3555 Timmons Lane, Suite 610, Houston, Texas 77027.
(2) Includes 61,856 shares of Limited Vote Common Stock issued to Main Street Merchant Partners II, L.P. ("Main Street"), 237,579 shares of Limited Vote Common Stock issued to Mr. Foster and 100 shares of Common Stock issued to Mr. Foster. Mr. Foster is a Managing Director of Main Street. The address for Mr. Foster is 1360 Post Oak Blvd., Suite 800, Houston, Texas 77056.
(3) The address for Mr. Tucci is 14103 Eighth Street East, Sumner, Washington 98390.
(4) The address for Mr. Wilson is 1440 Iron Street, P.O. Box 12520, North Kansas City, Missouri 64116.
(5) The address for Mr. Martell is 4601 Cleveland Road, P.O. Box 3915, South Bend, Indiana 46619. Includes 174,310 shares owned by trusts for the benefit of minor children of Mr. Martell, of which he disclaims beneficial ownership.
(6) The address for Mr. Soule is 2045 W. Union Avenue, Englewood, Colorado
    80110.
(7) Consists of 20,000 shares of Limited Vote Common Stock and 15,000 shares of Common Stock.
(8) Includes 496,935 shares of Limited Vote Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION OF THE COMPANY

  The Company was initially capitalized in August 1997 by several independent investors, including Midwest Acquisition Support, LLC (an entity controlled by Bernard J. Gram), Kevin D. Miller, Steven P. Colmar and William G. Parkhouse, an advisory director of the Company, who acted as co-founders of the Company and paid nominal cash consideration for 1,620,625 shares of Limited Vote Common Stock. In September 1997, Fabal Funding Corp., a corporation affiliated with this group, agreed to advance up to $125,000 to the Company in consideration for receiving, at the closing of the Offering, 41,665 shares of Limited Vote Common Stock. These shares were distributed to five individuals who each individually advanced $25,000 to Fabal Funding Corp., none of whom is affiliated with the initial stockholders. In addition, in November 1997 Main Street purchased 1,484,543 shares of Limited Vote Common Stock for nominal cash consideration (both Main Street and the group of investors described above, the "Initial Stockholders"). Main Street advanced funds to the Company to enable the Company to pay various expenses incurred in connection with its efforts to complete the Acquisitions and consummate the Offering, which advances were repaid from the net proceeds of the Offering.

  The Company has acquired all of the issued and outstanding capital stock and other equity interests of the Founding Companies for consideration of (i) approximately $21.0 million in cash and (ii) 7,527,000 shares of Common Stock.

  The following table sets forth for each Founding Company the consideration paid by the Company to the stockholders of the Founding Companies (i) in cash and (ii) in shares of Common Stock.

                                                                     SHARES OF
                                                           CASH     COMMON STOCK
                                                        ----------- ------------
      PAR.............................................. $ 8,370,000  3,000,000
      Union Power......................................   5,348,430  1,917,000
      TRANS TECH.......................................   4,362,862  1,563,750
      Potelco..........................................   2,919,038  1,046,250
                                                        -----------  ---------
        Total.......................................... $21,000,330  7,527,000
                                                        ===========  =========

TRANSACTIONS INVOLVING CERTAIN OFFICERS, DIRECTORS AND STOCKHOLDERS

  Certain stockholders of certain of the Founding Companies who are directors, executive officers or key employees of the Company have guaranteed indebtedness, performance bonds and other obligations of each of their respective Founding Companies. These guarantees are expected to be terminated within 90 days following the completion of the Offering.

  Prior to consummation of the Offering, the stockholders of Union Power purchased certain non-operating assets from that company at a price equal to the book value of such assets, estimated to be $183,000 in the aggregate.

  Prior to consummation of the Offering, the stockholders of PAR purchased certain non-operating assets from that company at a price equal to the book value of such assets, estimated to be $742,000 in the aggregate.

  Union Power leases its main office facilities located in Englewood, Colorado from Soule Trusts Partnership, which is controlled by affiliates of Ronald W. and Timothy A. Soule, and a branch facility located in North Las Vegas, Nevada from RTS Partnership, which is owned by Ronald W. and Timothy A. Soule. Ronald
W. and Timothy A. Soule are President and Vice President of Union Power, respectively, and Timothy Soule is a director of the Company. The Englewood office lease provides for a five-year term that will terminate in the year 2002 with an option to renew the lease for an additional five-year term, and covers approximately 3,500 square feet of office space on 4.8 acres, at a monthly rental rate of $3,500. The North Las Vegas office lease will terminate on May 31, 2006 with provision for automatic one-year renewal periods. Such lease covers 2.69 acres and the leasehold improvements located on such land for a monthly rental rate of $4,700. In addition, Union Power will lease two directional drilling rigs from Mountain Drilling Equipment Co., which is owned by Ronald W. and Timothy A. Soule. The equipment lease with Mountain Drilling Equipment Co. provides for a one-year term which will terminate on August 1, 1998, and a monthly rental rate of $8,000. The Company believes that the economic terms of these leases do not exceed fair market value.

  Potelco has entered into written leases for its main office with the father of Gary A. Tucci and for another office in Washington with Gary A. Tucci, who is President of Potelco and a director of the Company. Currently, both leases are oral and on a month to month basis. The main office lease is for a 15,000 square foot building on five acres, at a rent of $2,000 per month. The other lease is for a 2,200 square foot office with a 6,000 square foot maintenance facility on 1.5 acres, at a rental rate of $2,800 per month. The Company believes that the economic terms of these leases do not exceed fair market value.

  TRANS TECH leases its main office from TRANS TECH Properties, which is partially owned by Robert J. Urbanski and John A. Martell, who are President and Vice President of TRANS TECH, respectively. Additionally, Mr. Martell is a director of the Company. The main office of TRANS TECH is located in South Bend, Indiana, and the facilities consist of approximately 7.5 acres of real property, a 4,350 square foot office attached to a 10,560 square foot heated warehouse, a 3,480 square foot detached unheated warehouse and a 3,000 square foot detached vehicle maintenance facility. The initial lease term is for five years at a rent of $5,900 per month, plus the payment of all taxes, insurance and maintenance on the property. TRANS TECH has the option to renew the lease for an additional five year term at a rental rate equal to the then current market rate. The Company believes that the economic terms of this lease do not exceed fair market value.

  Union Power has notes outstanding to various affiliates in the aggregate amount of approximately $460,000. The Company intends to use a portion of the proceeds of the Offering to repay these notes.

  Potelco owes approximately $1.1 million to its sole stockholder and his father pursuant to a promissory note and other arrangements. The Company used a portion of the proceeds of the Offering to repay this indebtedness.

COMPANY POLICY

  In the future, any transactions with directors, officers, employees or affiliates of the Company are anticipated to be minimal and will, in any case, be approved by a majority of the Board of Directors, including a majority of disinterested members of the Board of Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) Financial Statements: See Index to Financial Statements and Financial
        Statement Schedule on page      .
 (a)(2) Financial Statement Schedule: See Index to Financial Statements and
        Financial Statement Schedule on page   .
 (a)(3) Exhibits: See Exhibit Index on page 49.
 (b)    Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                          Quanta Services, Inc.
                                           (Registrant)

                                                   /s/ John R. Colson
                                          By:__________________________________
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                               POWER OF ATTORNEY

  Each person whose signature appears below authorizes John R. Colson and James H. Haddox, and each of them, each of whom may act without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant, to file any amendments to this Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in respect thereof, which amendments may make such changes to such Form 10-K as such attorney may deem appropriate.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 30th day of March, 1998.

              SIGNATURE                           TITLE

    /s/   John R. Colson             Chief Executive Officer and
-----------------------------------   Director (Principal
          John R. Colson              Executive Officer)

    /s/   James H. Haddox            Chief Financial Officer
-----------------------------------   (Principal Financial and
          James H. Haddox             Accounting Officer)

    /s/   John R. Wilson             President of PAR and
-----------------------------------   Director
          John R. Wilson

    /s/  Timothy A. Soule            Vice President of Union
-----------------------------------   Power and Director
         Timothy A. Soule

    /s/   John A. Martell            Vice President of TRANS TECH
-----------------------------------   and Director
          John A. Martell

    /s/    Gary A. Tucci             President of Potelco and
-----------------------------------   Director
           Gary A. Tucci

    /s/  Vincent D. Foster           Chairman of the Board of
-----------------------------------   Directors
         Vincent D. Foster

    /s/   Rodney R. Proto            Director
-----------------------------------
          Rodney R. Proto

    /s/  Michael T. Willis           Director
-----------------------------------
         Michael T. Willis

                             QUANTA SERVICES, INC.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                    TITLE
 -------                                  -----
   2.1   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and PAR
         Electrical Contractors, Inc. and its stockholders**
   2.2   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and Union Power
         Construction Company and its stockholders**
   2.3   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and TRANS TECH
         Electric, Inc. and its stockholders**
   2.4   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and Potelco, Inc.
         and its stockholders**
   3.1   Amended and Restated Certificate of Incorporation**
   3.2   Amended and Restated Bylaws**
   4.1   Form of Common Stock Certificate**
  10.1   Form of Employment Agreement**
  10.2   1997 Stock Option Plan**
  21.1   Subsidiaries**
  23.1   Consent of Arthur Andersen LLP
  24.1   Power of Attorney (attached to the signature page)
  27     Financial Data Schedule

--------
** Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference.