Form 10-Q
period 1998-03-31
QUANTA SERVICES INC
filed 1998-05-15
CIK 1050915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____to____.


                         Commission File No. 001-13831


                             QUANTA SERVICES, INC.

            (Exact name of registrant as specified in its charter)

            DELAWARE                                      74-2851603
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)

                                 3555 TIMMONS
                                   SUITE 610
                                HOUSTON, TEXAS           77027
         (Address of principal executive offices)      (zip code)

      Registrant's telephone number, including area code: (713) 629-7600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

14,560,707 shares of Common Stock were outstanding as of May 14, 1998. As of the same date, 3,345,333 shares of Limited Vote Common Stock were outstanding.

                             QUANTA SERVICES, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
     Item 1.  Financial Statements

          QUANTA SERVICES, INC. PRO FORMA COMBINED

          Pro Forma Combined Financial Information...........................  1
          Pro Forma Combined Statements of Operations
              for the three months ended March 31, 1997 and 1998.............  2

          QUANTA SERVICES, INC. AND SUBSIDIARIES

          Consolidated Balance Sheets........................................  4
          Consolidated Statements of Operations..............................  5
          Consolidated Statements of Cash Flows..............................  6
          Notes to Condensed Consolidated Financial Statements...............  7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................... 16

     Signature............................................................... 17

                             QUANTA SERVICES, INC.

                    PART I, ITEM 1 - FINANCIAL INFORMATION

                   PRO FORMA COMBINED FINANCIAL INFORMATION


OVERVIEW AND BASIS OF PRESENTATION

     Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty electrical contracting and maintenance services primarily related to electric and telecommunications infrastructure in North America. In February 1998, Quanta completed its initial public offering (the "Offering") which involved the issuance of 5,000,000 shares of common stock (the "Common Stock"), providing approximately $38.8 million in net proceeds to the Company, after deducting underwriter discounts and commissions and expenses related to the Offering. Concurrent with the closing of its initial public offering, Quanta acquired, in separate transactions (the "Acquisitions"), for consideration including $21.0 million of cash and 7,527,000 shares of Common Stock, the following four entities (the "Founding Companies"): PAR Electrical Contractors, Inc., Potelco Inc., TRANS TECH Electric, Inc. and Union Power Construction Company. Also, in March 1998, the Company's underwriters exercised their over-allotment option to acquire an additional 750,000 shares of the Company's Common Stock at the initial public offering price of $9 per share, providing the Company with approximately $6.3 million (net of underwriting discounts and commissions) of additional proceeds from the Offering. Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 (SAB 97), the financial statements of Quanta for periods prior to February 18,1998 (the effective closing date of the Acquisitions), are the financial statements of PAR Electrical Contractors, Inc. ("PAR") (the "Accounting Acquiror"). The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning February 19, 1998.

     The unaudited pro forma combined statements of operations for the three months ended March 31, 1997 and 1998 assume that the Acquisitions, the Offering and related transactions were closed on January 1, 1997 and present certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies,
2) the IPO completed on February 18, 1998 (including the exercise of the underwriter's over-allotment option), 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies, 4) amortization of goodwill resulting from the Acquisitions, 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies and 6) adjustments to the federal and state income tax provision based on pro forma operating results.

     The unaudited pro forma combined statements of operations are presented herein as the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included in this Form 10-Q. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since Quanta and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

     Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these pro forma combined financial statements be read in conjunction with the pro forma combined financial statements of the Company and the Founding Companies and the notes thereto included in the Company's Registration Statement on Form S-4 as amended (Reg. No. 333-47083), which was filed with the Securities and Exchange Commission ("SEC") on May 13, 1998.


                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     1997           1998
                                                                 -----------    -----------
Revenues......................................................   $    27,888    $    38,680

Cost of services (including depreciation).....................        23,984         32,905
                                                                 -----------    -----------
      Gross profit............................................         3,904          5,775

Selling, general & administrative expenses....................         2,307          3,162
Goodwill amortization.........................................           410            400
                                                                 -----------    -----------
      Income from operations..................................         1,187          2,213
                                                                 -----------    -----------
Other income (expense):
      Interest expense........................................          (192)          (229)
      Other income (expense), net.............................            83             96
                                                                 -----------    -----------
                                                                        (109)          (133)
                                                                 -----------    -----------
Income before income tax expense..............................         1,078          2,080

Provision for income taxes....................................           593            975
                                                                 -----------    -----------
Net income....................................................   $       485    $     1,105
                                                                 ===========    ===========
Basic earnings per share......................................   $      0.03    $      0.07
                                                                 ===========    ===========
Diluted earnings per share....................................   $      0.03    $      0.07
                                                                 ===========    ===========
Shares used in computing pro forma earnings per share (a)--
           Basic..............................................    16,043,111     16,265,159
                                                                 ===========    ===========
           Diluted............................................    16,043,111     16,326,976
                                                                 ===========    ===========

                    The accompanying notes are an integral
            part of these pro forma combined financial statements.

(a)  Shares Used in Computing Pro Forma Earnings Per Share

     The 16,043,111 shares used in the calculation of unaudited pro forma combined basic and diluted earnings per share for the three months ended March 31, 1997 include (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, (iii) 5,000,000 shares of Common Stock sold in the Offering to pay the cash portion of the Acquisition consideration, to repay expenses incurred in connection with the Offering and to retire debt, and (iv) 170,778 of the 750,000 shares of Common Stock issued as part of the exercise of the underwriter's over-allotment option. The 579,222 shares excluded reflect net cash to Quanta.

     The 16,265,159 shares used in the calculation of unaudited pro forma combined basic earnings per share for the three months ended March 31, 1998 include (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, (iii) 5,000,000 shares of Common Stock sold in the Offering to pay the cash portion of the Acquisition consideration, to repay expenses incurred in connection with the Offering and to retire debt, and (iv) 392,826 of the 750,000 shares of Common Stock issued as part of the exercise of the underwriter's over-allotment option. The 357,174 shares excluded reflect net cash to Quanta.

     Shares used in the calculation of unaudited pro forma combined diluted earnings per share for the three months ended March 31, 1998 include (i) the 16,265,159 shares described above, and (ii) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                                    December 31,  March 31,
                                                                        1997        1998
                                                                      --------    --------
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents........................................   $    400    $  5,176
  Accounts receivable, net of allowance of $100 and $498...........      8,662      30,274
  Costs and profits recognized in excess of billings...............      1,025      10,222
  Inventories......................................................        ---         810
  Prepaid expenses and other.......................................        697         747
                                                                      --------    --------
     Total current assets..........................................     10,784      47,229

PROPERTY AND EQUIPMENT, NET........................................     14,122      29,406
OTHER ASSETS.......................................................        241         248
GOODWILL, NET......................................................        ---      64,696
                                                                      --------    --------
     Total assets..................................................   $ 25,147    $141,579
                                                                      ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt.............................   $  5,138    $  2,712
  Accounts payable and accrued expenses............................      3,812      17,001
  Billings in excess of costs and profits recognized...............        425       1,358
                                                                      --------    --------
     Total current liabilities.....................................      9,375      21,071

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities........................      3,569       6,648
  Deferred income taxes............................................      2,201       4,444

     COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock..................................................        ---         ---
  Common Stock.....................................................        ---         ---
  Limited Vote Common Stock........................................        ---         ---
  Additional paid-in capital.......................................        ---      99,000
  Retained earnings................................................     10,002      10,416
                                                                      --------    --------
      Total stockholders' equity...................................     10,002     109,416
                                                                      --------    --------
  Total liabilities and stockholders' equity.......................   $ 25,147    $141,579
                                                                      ========    ========

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1997            1998
                                                      ----------      ----------
Revenues........................................      $    8,114      $   24,144

Cost of services (including depreciation).......           7,330          20,732
                                                      ----------      ----------
     Gross profit...............................             784           3,412

Selling, general & administrative expenses......           1,127           2,206

Goodwill amortization...........................             ---             182
                                                      ----------      ----------
     Income (loss) from operations..............            (343)          1,024

Other income (expense):
     Interest expense...........................            (124)           (266)
     Other income (expense), net................             (40)             50
                                                      ----------      ----------
                                                            (164)           (216)
                                                      ----------      ----------
Income (loss) before income tax expense.........            (507)            808

Provision (benefit) for income taxes............            (204)            394
                                                      ----------      ----------
Net income (loss)...............................      $     (303)     $      414
                                                      ==========      ==========
Basic earnings (loss) per share.................      $    (0.10)     $     0.04
                                                      ==========      ==========
Diluted earnings (loss) per share...............      $    (0.10)     $     0.04
                                                      ==========      ==========
Shares used in computing earnings per share--
     Basic......................................       3,000,000       9,355,729
                                                      ==========      ==========
     Diluted....................................       3,000,000       9,417,346
                                                      ==========      ==========

                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                       1997                1998
                                                                     -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................          $  (303)             $   414
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization..........................              562                  953
    Gain on sale of property and equipment.................               (3)                 (25)
    Deferred income taxes..................................               (3)                  83
    Changes in operating assets and liabilities--
      (Increase) decrease in--
        Accounts receivable................................            2,376               (3,132)
        Inventories........................................              ---                  (53)
        Costs and estimated earnings in excess of
         billings on uncompleted contacts..................             (309)                (861)
        Prepaid expenses and other current assets..........               89                   67
      Increase(decrease) in--
        Accounts payable and accrued expenses..............             (631)               3,950
        Billings in excess of costs and estimated earnings
         on uncompleted contracts..........................             (597)              (1,258)
        Other, net.........................................              ---                   (4)
                                                                     -------              -------
     Net cash provided by operating activities.............            1,181                  134
                                                                     -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties and equipment...........               27                  767
  Additions of property and equipment......................             (976)              (2,612)
  Cash paid for acquisitions, net of cash acquired.........              ---              (12,057)
                                                                     -------              -------
     Net cash used in investing activities.................             (949)             (13,902)
                                                                     -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.............................            1,215                  114
  Payments of long-term debt...............................           (1,802)             (18,309)
  Issuances of Common Stock, net of offering costs.........              ---               45,109
  Distributions to stockholders............................              ---               (8,370)
                                                                     -------              -------
     Net cash provided by (used in) financing activities...             (587)              18,544
                                                                     -------              -------
NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS.......             (355)               4,776
                                                                     -------              -------
CASH AND CASH EQUIVALENTS, beginning of period.............              479                  400
                                                                     -------              -------
CASH AND CASH EQUIVALENTS, end of period...................          $   124              $ 5,176
                                                                     =======              =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for--
       Interest............................................          $   122              $   234
       Income taxes........................................               28                  263


                    The accompanying notes are an integral
          part of these condensed consolidated financial statements.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BUSINESS AND ORGANIZATION:

     Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty electrical contracting and maintenance services primarily related to electric and telecommunications infrastructure in North America.

     In February 1998, Quanta completed its initial public offering (the "Offering") which involved the issuance of 5,000,000 shares of common stock, providing approximately $38.8 million in net proceeds to the Company, after deducting underwriter discounts and commissions and expenses related to the Offering. Concurrent with the closing of its initial public offering, Quanta acquired, in separate transactions (the "Acquisitions"), for consideration including $21.0 million of cash and 7,527,000 shares of Common Stock, the following four entities (the "Founding Companies"): PAR Electrical Contractors, Inc., Potelco Inc., TRANS TECH Electric, Inc. and Union Power Construction Company. Also, in March 1998, the Company's underwriters exercised their over-allotment option to acquire an additional 750,000 shares of the Company's Common Stock at the initial public offering price of $9 per share, providing the Company with approximately $6.3 million (net of underwriting discounts and commissions) of additional proceeds from the Offering. Quanta intends to acquire additional businesses, through merger or purchase in order to expand its national and regional operations.

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 (SAB 97), the financial statements of Quanta for periods prior to February 18,1998 (the effective closing date of the Acquisitions), are the financial statements of PAR Electrical Contractors, Inc. (PAR) (the "Accounting Acquiror"). The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning February 19, 1998.

Interim Condensed Consolidated Financial Information

     The unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta and the Founding

Companies included in the Company's Registration Statement on Form S-4 as amended (Reg. No. 333-47083) which was filed with the SEC on May 13, 1998.

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

2.   INCOME TAXES:

     Certain of the Founding Companies were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Acquisitions are the responsibility of the respective stockholders. Effective with the Acquisitions, the S corporations converted to C corporations. Accordingly, an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

3.   PER SHARE INFORMATION:

     For financial statement presentation purposes, as required by the rules and regulations of the Securities Act, PAR has been identified as the accounting acquiror as its shareholders represent the largest shareholding interest in Quanta. The computation of basic and diluted earnings per share for the three months ended March 31, 1997 is based upon 3,000,000 shares issued in connection with PAR.

     The 9,355,729 shares used in the calculation of basic earnings per share for the three months ended March 31, 1998 include the weighted average shares outstanding for (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, (iii) 5,000,000 shares of Common Stock sold in the Offering to pay the cash portion of the Acquisition consideration, to repay expenses incurred in connection with the Offering and to retire debt, and (iv) 750,000 shares of Common Stock issued as part of the exercise of the underwriter's over-allotment option.

     Shares used in the calculation of the unaudited diluted earnings per share for the three months ended March 31, 1998 include (i) the 9,355,729 shares described above, and (ii) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

4.   STOCK-BASED COMPENSATION:

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, under which compensation expense is recorded to the extent that the fair market value of the related stock is in excess of the options' exercise price at date of grant. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed in SFAS No. 123 had been applied. The Company will measure compensation expense attributable to stock options based on the method prescribed in APB Opinion No. 25 and will provide the required pro forma disclosure of net income and earnings per share, as applicable, in notes to future consolidated annual financial statements.

5.   NEW ACCOUNTING PRONOUNCEMENTS:

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the quarters ended March 31, 1998 and 1997, there is no material difference between the Company's "traditional" and "comprehensive" net income.

     In June 1997 the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Company for its year ended December 31, 1998, at which time the Company will adopt the provision. The Company is currently evaluating the impact on the Company's financial disclosures.

     In March 1998 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to, and will adopt SOP 98-1 by the first quarter of fiscal 1999 and believes that adoption will not have a material effect on its consolidated financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities to be expensed as incurred and upon adoption, previously deferred costs should be charged as a cumulative effect of a change in accounting principle. The statement is effective for financial statements beginning after December 15, 1998, and the Company expects to adopt the new standard in January 1999. The adoption of this standard is not expected to have a material effect on the Company's financial position or result of operations.

6.   SUBSEQUENT EVENTS

Business Combinations

     As part of its growth strategy, the Company is pursuing an acquisition program. Through May 5, 1998, the Company has acquired two companies in addition to the Founding Companies for an aggregate consideration of 1,283,707 shares of Common Stock and $23.7 million in cash. The cash portion of such consideration was provided by borrowings under the Company's credit facility. The Company has also announced the signing of non-binding letters of intent to acquire two additional companies having combined revenues of approximately $35 million. The consideration related to these companies is under negotiation.

Credit Facility

     In April 1998, the Company obtained a $50,000,000 revolving credit facility (the "Credit Facility") from two commercial banks. The facility is unsecured and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.75%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends and the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with acquisitions and seasonality, national and regional industry and economic conditions, competition and risks entailed in the operation and growth of existing and newly acquired businesses. The historical results set forth in this discussion and analysis are not indicative of trends with respect to any actual or projected future financial performance of the Company.

     The Company's revenues are derived from providing specialty electrical contracting and maintenance services related to electric and telecommunications infrastructure, providing electrical contracting services to the commercial and industrial markets and installing transportation control and lighting systems. Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. The Company's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be predicted with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, the Company seeks to maintain higher margins on its labor-intensive projects. The Company is subject to a $500,000 deductible for workers compensation insurance on certain of its operations. Fluctuations in insurance accruals related to this deductible could have a significant impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to owners, administrative salaries and benefits, marketing, office rent and utilities, communication and professional fees.

RESULTS OF OPERATIONS - PRO FORMA COMBINED

     The unaudited pro forma combined statements of operations for the three months ended March 31, 1997 and 1998 assume that the Acquisitions, the Offering and related transactions were closed on January 1, 1997 and present certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies,
2) the IPO completed on February 18, 1998 (including the exercise of the underwriter's over-allotment option), 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies, 4) amortization of goodwill resulting from the Acquisitions, 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies and 6) adjustments to the federal and state income tax provision based on pro forma operating results.

     The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since Quanta and the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                                                     Three Months Ended March 31,
                                                  ----------------------------------
                                                        1997              1998
                                                  ---------------    ---------------
                                                            (in thousands)
Revenues.......................................   $27,888   100.0%   $38,680   100.0%

Cost of services...............................    23,984    86.0     32,905    85.1
                                                  -------   -----    -------   -----
Gross profit...................................     3,904    14.0      5,775    14.9

Selling, general and administrative expenses...     2,307     8.3      3,162     8.2

Goodwill amortization..........................       410     1.5        400     1.0
                                                  -------   -----    -------   -----
Income from operations.........................   $ 1,187     4.2%   $ 2,213     5.7%
                                                  -------   -----    -------   -----

Combined Results For The Three Months Ended March 31, 1997, Compared To The Three Months Ended March 31, 1998

Revenues. Pro forma combined revenues increased $10.8 million, or 38.7%, from $27.9 million for the three months ended March 31, 1997, to $38.7 million for the three months ended March 31, 1998, primarily due to higher demand for the Company's electrical infrastructure services in Nevada, California and the Midwest as well as significant growth in telecommunication infrastructure services in the Northwest.

Gross profit. Pro forma combined gross profit increased $1.9 million, or 48.7%, from $3.9 million for the three months ended March 31, 1997, to $5.8 million for the three months ended March 31, 1998. As a percentage of pro forma combined revenues, pro forma combined gross profit increased from 14.0% to 14.9%. This increase in pro forma combined gross profit was a result of improved asset utilization partially offset by a higher proportion of subcontract work and low margin material costs.

Selling, general and administrative expenses. Pro forma combined selling general and administrative expenses increased $0.9 million, or 39.1%, from $2.3 million for the three months ended March 31, 1997, to $3.2 million for the three months ended March 31, 1998, primarily due to increases in administrative salaries required to support the higher level of revenues generated from an increased volume of projects, as well as the establishment of a corporate office and administrative infrastructure during the first quarter of 1998.


RESULTS OF OPERATIONS - HISTORICAL

                                                     Three Months Ended March 31,
                                                  ----------------------------------
                                                        1997              1998
                                                  ---------------    ---------------
                                                            (in thousands)
Revenues.......................................   $ 8,114   100.0%   $24,144   100.0%

Cost of services...............................     7,330    90.3     20,732    85.9
                                                  -------   -----    -------   -----
Gross profit...................................       784     9.7      3,412    14.1

Selling, general and administrative expenses...     1,127    13.9      2,206     9.1

Goodwill amortization..........................       ---     ---        182      .8
                                                  -------   -----    -------   -----
Income (loss) from operations..................   $  (343)  (4.2)%   $ 1,024     4.2%
                                                  -------   -----    -------   -----

Combined Results For The Three Months Ended March 31, 1997, Compared To The Three Months Ended March 31, 1998

Revenues. Historical revenues increased $16.0 million, or 197.5%, from $8.1 million for the three months ended March 31, 1997, to $24.1 million for the three months ended March 31, 1998, due to the acquisition of the Founding Companies on February 18, 1998.

Gross profit. Gross profit increased $2.6 million, or 325.0%, from $.8 million for the three months ended March 31, 1997, to $3.4 million for the three months ended March 31, 1998. As a percentage of revenues, gross profit increased from 9.7% to 14.1%. This increase in gross profit was a result of the acquisition of the Founding Companies on February 18, 1998 and improved asset utilization partially offset by a higher proportion of subcontract work and low margin material costs.

Selling, general and administrative expenses. Selling general and administrative expenses increased $1.1 million, or 100.0%, from $1.1 million for the three months ended March 31, 1997, to $2.2 million for the three months ended March 31, 1998, due to the acquisition of the Founding Companies on February 18, 1998, increases in administrative salaries required to support the higher level of revenues generated from an increased volume of projects, as well as the establishment of a corporate office and administrative infrastructure during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1998, Quanta completed its initial public offering which involved the issuance of 5,000,000 shares of Common Stock, providing approximately $38.8 million in net proceeds to the Company, after deducting underwriter discounts and commissions and expenses related to the Offering. Concurrent with the closing of its initial public offering, Quanta acquired the Founding Companies in separate transactions for consideration including $21.0 million of cash and 7,527,000 shares of Common Stock. Also, in March 1998, the Company's underwriters exercised their over-allotment option to acquire an additional 750,000 shares of the Company's Common Stock at the initial public offering price of $9 per share, providing the Company with approximately $6.3 million (net of underwriting discounts and commissions) of additional proceeds from the Offering.

     In April 1998, the Company obtained a $50,000,000 revolving Credit Facility from two commercial banks. The facility is unsecured and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.75%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of May 14, 1998 the Company had $27.3 million in outstanding borrowings under its Credit Facility.

     The Company expects to continue its aggressive acquisition program. The Company intends to continue to use a combination of cash and Common Stock to finance the principal part of the consideration payable in acquisitions. If the Common Stock does not maintain a sufficient value, or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company could be required to utilize more cash to complete acquisitions. If sufficient funds were not available from operating cash flow or through borrowings under the Company's credit facility, the Company may seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected.

RECENT DEVELOPMENTS

     As part of its growth strategy, the Company is pursuing an acquisition program. Through May 5, 1998, the Company has acquired two companies in addition to the Founding Companies for an aggregate consideration of 1,283,707 shares of Common Stock and $23.7 million in cash. The cash portion of such consideration was provided by borrowings under the Company's credit facility. The Company has also announced the signing of non-binding letters of intent to acquire two additional companies having combined revenues of approximately $35 million. The consideration related to these companies is under negotiation.

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

                             QUANTA SERVICES, INC.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              Exhibit 27.1   Financial data schedule.

          (b) Reports on Form 8-K:

              None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    QUANTA SERVICES, INC.



Dated: May 15, 1998                 By:  /s/ James H. Haddox
                                         --------------------------
                                         James H. Haddox
                                         Chief Financial Officer