Form 10-K405/A
period 1997-12-31
QUANTA SERVICES INC
filed 1998-06-25
CIK 1050915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                            (AMENDMENT NO. 1)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

ITEM 6.

                            SELECTED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Quanta acquired the Founding Companies simultaneously with the Offering. For financial statement presentation purposes, however, PAR has been identified as the "accounting acquiror," as its former stockholders represent the largest voting interest within the Company. The following selected historical financial data for PAR as of December 31, 1996 and December 31, 1997 and for each of the three years in the period ended December 31, 1997, have been derived from the audited financial statements of PAR included elsewhere in this Annual Report. The following selected historical financial data for PAR as of December 31, 1993, 1994 and 1995 and for each of the two years in the period ended December 31, 1994, have been derived from the unaudited financial statements of PAR, which have been prepared on the same basis as the audited financial statements and, in the opinion of PAR's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. The following selected historical financial data for Quanta has been derived from the audited financial statements of Quanta included elsewhere herein.

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

HISTORICAL STATEMENT OF OPERATIONS DATA:

QUANTA

                                                                    1997(1)
                                                                    --------
    Revenues....................................................... $     --
    Selling, general and administrative expenses...................   13,003(2)
                                                                    --------
    Loss before provision for income taxes.........................  (13,003)
    Provision for income taxes.....................................       --
    Net loss....................................................... $(13,003)
                                                                    ========
    Basic and diluted earnings per share........................... $ (18.92)
                                                                    ========
    Weighted average shares used in the computation of basic
     diluted earnings per share....................................  687,336
                                                                    ========

--------

(1) Represents operations from the period from inception (August 19, 1997) through December 31, 1997.

(2) As a result of the issuance of shares to Main Street Merchant Partners II, L.P. and management for nominal consideration, the Company recorded a non-recurring, non-cash charge of $13.0 million. See Note 2 to the Quanta Services, Inc. financial statements included elsewhere herein.

(3) Shares used in the computation of basic and diluted earnings per share include the weighted average portion of the 3,345,333 shares issued from the period from inception through December 31, 1997.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
    PRO FORMA COMBINED:
      Revenues....................................................  $  152,303
      Cost of services (including depreciation)...................     123,270
                                                                    ----------
      Gross profit................................................      29,033
      Selling, general and administrative expenses (1)............      10,166
      Goodwill amortization(2)....................................       1,640
                                                                    ----------
      Income from operations......................................      17,227
      Other income (expense), net (3).............................        (456)
                                                                    ----------
      Income before income tax expense............................      16,771
      Provision for income taxes (4)..............................       7,181
                                                                    ----------
      Net income..................................................       9,590
                                                                    ==========
      Basic and diluted net income per share......................  $     0.60
                                                                    ==========
      Shares used in computing basic and diluted pro forma
       earnings per share (5).....................................  16,043,111
                                                                    ==========

                                     HISTORICAL--PAR             HISTORICAL--QUANTA          PRO FORMA
                         --------------------------------------- ------------------  -----------------------------
                                      DECEMBER 31,                                       DECEMBER 31, 1997
                         ---------------------------------------    DECEMBER 31,     -----------------------------
                          1993    1994    1995    1996    1997          1997         COMBINED(6)    AS ADJUSTED(7)
                         ------- ------- ------- ------- -------    ------------     -----------    --------------
Balance Sheet Data(8)
  Working capital
   (deficit)............ $ 1,162 $ 1,959 $ 1,344 $   653 $ 1,409       $   --         $(10,999)(9)     $ 27,175
  Total assets..........  11,786  18,365  18,595  20,699  25,147        1,306          136,072          139,977
  Long-term debt, net of
   current maturities...   1,225   3,532   2,932   2,000   3,213           --           13,763            6,723
  Total stockholders'
   equity...............   5,174   6,443   6,958   7,708  10,002           --           63,893          109,107

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Quanta Services, Inc.
  Report of Independent Public Accountants.................................   7
  Balance Sheet............................................................   8
  Statement of Operations..................................................   9
  Statement of Stockholders' Equity........................................  10
  Notes to Financial Statements............................................  11
Par Electrical Contractors, Inc.
  Report of Independent Public Accountants.................................  16
  Balance Sheets...........................................................  17
  Statements of Operations.................................................  18
  Statements of Cash Flows.................................................  19
  Statements of Shareholders' Equity.......................................  20
  Notes to Financial Statements............................................  21

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

                             QUANTA SERVICES, INC.

                            STATEMENT OF OPERATIONS

                FOR THE PERIOD FROM INCEPTION (AUGUST 19, 1997)

                           THROUGH DECEMBER 31, 1997

               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

REVENUES............................................................. $     --
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................   13,003
                                                                      --------
LOSS BEFORE INCOME TAXES.............................................  (13,003)
PROVISION FOR INCOME TAXES...........................................       --
                                                                      --------
NET LOSS............................................................. $(13,003)
                                                                      ========
BASIC AND DILUTED EARNINGS PER SHARE................................. $ (18.92)
                                                                      ========
WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION OF BASIC AND DILUTED
 EARNINGS PER SHARE..................................................  687,336
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

 Shares used in the Calculation of Basic and Diluted Earnings Per Share

  Shares used in the calculation of basic and diluted earnings per share include the weighted average portion of the 3,345,333 shares issued from the period from inception through December 31, 1997.

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

4. NEW ACCOUNTING PRONOUNCEMENTS:

  SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share are computed based on weighted average shares outstanding and excludes dilutive securities such as options and warrants. Diluted earnings per share are computed including the impact of all potentially dilutive securities. Supplementally, basic and diluted earnings per share are presented in Note 5 below for 1997 on a pro forma basis.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) Financial Statements: See Index to Financial Statements and Financial
        Statement Schedule on page 6.
 (a)(2) Financial Statement Schedule: See Index to Financial Statements and
        Financial Statement Schedule on page 6.
 (a)(3) Exhibits: See Exhibit Index on page 32.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1998.

                                          Quanta Services, Inc.
                                           (Registrant)

                                                   /s/ John R. Colson
                                          By:__________________________________
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                             QUANTA SERVICES, INC.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                    TITLE
 -------                                  -----
   2.1   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and PAR
         Electrical Contractors, Inc. and its stockholders**
   2.2   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and Union Power
         Construction Company and its stockholders**
   2.3   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and TRANS TECH
         Electric, Inc. and its stockholders**
   2.4   Amended and Restated Agreement and Plan of Organization dated as of
         December 11, 1997 by and among Quanta Services, Inc. and Potelco, Inc.
         and its stockholders**
   3.1   Amended and Restated Certificate of Incorporation**
   3.2   Amended and Restated Bylaws**
   4.1   Form of Common Stock Certificate**
  10.1   Form of Employment Agreement**
  10.2   1997 Stock Option Plan**
  21.1   Subsidiaries**
  23.1   Consent of Arthur Andersen LLP
  24.1   Power of Attorney*** (attached to the signature page)
  27     Financial Data Schedule***

--------

 ** Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's Form 10-K as filed March
    31, 1998 and incorporated herein by reference.