Form 10-Q
period 1998-06-30
QUANTA SERVICES INC
filed 1998-08-14
CIK 1050915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM      TO     .

                         COMMISSION FILE NO. 001-13831

                             QUANTA SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              DELAWARE                                 74-2851603
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

         1360 POST OAK BLVD.                        3555 TIMMONS LANE
             SUITE 2100                                 SUITE 610
        HOUSTON, TEXAS 77056                      HOUSTON, TEXAS 77027
   (ADDRESS OF PRINCIPAL EXECUTIVE                  (FORMER ADDRESS)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 629-7600

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  16,594,419 shares of Common Stock were outstanding as of August 13, 1998. As of the same date, 3,345,333 shares of Limited Vote Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             QUANTA SERVICES, INC.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    QUANTA SERVICES, INC. PRO FORMA COMBINED
    Supplemental Pro Forma Combined Financial Information.................   1
    Supplemental Pro Forma Combined Statements of Operations for the six
     months ended
     June 30, 1997 and 1998...............................................   2
    QUANTA SERVICES, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Operations.................................   5
    Consolidated Statements of Cash Flows.................................   6
    Notes to Condensed Consolidated Financial Statements..................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  11
PART II. OTHER INFORMATION
  Item 2. Use of Proceeds.................................................  16
  Item 6. Exhibits and Reports on Form 8-K................................  17
  Signature...............................................................  18

                             QUANTA SERVICES, INC.

                     PART I, ITEM 1--FINANCIAL INFORMATION

             SUPPLEMENTAL PRO FORMA COMBINED FINANCIAL INFORMATION

OVERVIEW AND BASIS OF PRESENTATION

  Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty electrical contracting and maintenance services primarily related to electric and telecommunications infrastructure in North America. In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). From the date of the Offering through June 30, 1998, the Company has acquired three additional businesses for approximately $23.5 million in cash and 2,248,685 shares of Common Stock. Of these additional acquired businesses, one was accounted for as a pooling-of-interests and is referred to herein as the "Pooled Company." The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies." Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

  Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 (SAB 97), the financial statements of Quanta for periods prior to February 18, 1998 (the effective closing date of the acquisitions of the Founding Companies) are the financial statements of PAR Electrical Contractors, Inc. ("PAR" or the "Accounting Acquiror"). The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning February 19, 1998.

  The accompanying pro forma combined statements of operations of the Company for the six months ended June 30, 1997 and 1998, respectively, include the combined operations of the Pooled Company and the Founding Companies from January 1, 1997, and the Purchased Companies from the date of their respective acquisition.

  The unaudited pro forma combined statements of operations for the six months ended June 30, 1997 and 1998 assume that the Offering and related transactions were closed on January 1, 1997 and present certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies; 2) the IPO completed on February 18, 1998; 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies; 4) amortization of goodwill resulting from the acquisition of the Founding Companies; 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies, and 6) adjustments to the federal and state income tax provision based on pro forma operating results.

  The unaudited pro forma combined statements of operations are presented herein as the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included in this Form 10-Q. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since Quanta, the Founding Companies, the Pooled Company and the Purchased Companies were not under common control or management for a portion of the periods presented, historical combined results may not be comparable to, or indicative of, future performance.

  Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these pro forma combined financial statements be read in conjunction with the pro forma combined financial statements and the notes thereto included in the Company's Registration Statement on Form S-4, as amended, (Reg. No. 333-47083), which was filed with the Securities and Exchange Commission ("SEC") on February 27, 1998.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

            SUPPLEMENTAL PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                1997      1998
                                                               -------  --------
Revenues...................................................... $79,024  $108,253
Cost of services (including depreciation).......................66,039    88,854
                                                               -------  --------
  Gross profit................................................  12,985    19,399
Selling, general & administrative expenses                       6,953     9,845
Merger expenses--pooling......................................      --       231
Goodwill amortization.........................................     848       967
                                                               -------  --------
  Income from operations......................................   5,184     8,356
                                                               -------  --------
Other income (expense):
  Interest expense............................................    (657)   (1,012)
  Other income (expense), net.................................     162       237
                                                               -------  --------
                                                                  (495)     (775)
                                                               -------  --------
Income before income tax expense..............................   4,689     7,581
Provision for income taxes....................................   2,136     3,477
                                                               -------  --------
Net income.................................................... $ 2,553  $  4,104
                                                               =======  ========
Basic earnings per share...................................... $   .15  $    .23
                                                               =======  ========
Diluted earnings per share.................................... $   .15  $    .23
                                                               =======  ========
Diluted earnings per share before merger expenses............. $   .15  $    .24
                                                               =======  ========
Shares used in computing pro forma earnings per share--
  Basic.......................................................  16,995    17,834
                                                               =======  ========
  Diluted.....................................................  16,995    17,942
                                                               =======  ========


    The accompanying notes are an integral part of these pro forma combined financial statements.

 (1) Shares Used in Computing Pro Forma Earnings Per Share

  The 16,995,056 shares used in the calculation of unaudited pro forma combined basic and diluted earnings per share for the six months ended June 30, 1997 include (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 951,945 shares issued for the acquisition of the Pooled Company, (iii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, and
(iv) 5,750,000 shares of Common Stock, net of 579,222 shares representing net cash to Quanta, sold in the Offering to pay the cash portion of the consideration for the Founding Companies, to repay expenses incurred in connection with the Offering and to retire debt.

  The 17,834,154 shares used in the calculation of unaudited pro forma combined basic earnings per share for the six months ended June 30, 1998 include (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 951,945 shares issued for the acquisition of the Pooled Company, (iii) the weighted average portion of the shares issued in acquisitions accounted for as purchases, (iv) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, and (v) 5,750,000 shares of Common Stock, net of 357,174 shares representing net cash to Quanta, sold in the Offering to pay the cash portion of the consideration for the Founding Companies, to repay expenses incurred in connection with the Offering and to retire debt.

  Shares used in the calculation of unaudited pro forma combined diluted earnings per share for the six months ended June 30, 1998 include (i) the 17,834,154 shares described above, and (ii) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31,  JUNE 30,
                                                           1997        1998
                                                       ------------ ----------
                        ASSETS                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...........................   $   489     $  1,778
  Accounts receivable, net of allowance of $193 and
   $972...............................................    12,878       43,856
  Costs and profits recognized in excess of billings..     1,746       18,221
  Inventories.........................................       865        1,750
  Prepaid expenses and other..........................       724        1,198
                                                         -------     --------
    Total current assets..............................    16,702       66,803
PROPERTY AND EQUIPMENT, NET...........................    18,286       44,088
OTHER ASSETS..........................................       645        1,170
GOODWILL, NET.........................................       114       93,765
                                                         -------     --------
    Total assets......................................   $35,747     $205,826
                                                         =======     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt................   $ 7,200     $  3,946
  Accounts payable and accrued expenses...............     6,578       33,301
  Billings in excess of costs and profits recognized..       738        2,832
                                                         -------     --------
    Total current liabilities.........................    14,516       40,079
LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities...........     7,542       33,112
  Deferred income taxes...............................     2,479        3,879
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock.....................................        --           --
  Common Stock........................................        --           --
  Limited Vote Common Stock...........................        --           --
  Unearned ESOP shares................................    (1,831)      (1,831)
  Additional paid-in capital..........................     1,238      115,375
  Retained earnings...................................    11,803       15,212
                                                         -------     --------
    Total stockholders' equity........................    11,210      128,756
                                                         -------     --------
    Total liabilities and stockholders' equity........   $35,747     $205,826
                                                         =======     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       --------------------  ------------------
                                         1997       1998       1997      1998
                                       ---------  ---------  --------  --------
Revenues.............................  $  20,226  $  63,679  $ 34,799  $ 93,717
Cost of services (including
 depreciation).......................     15,973     51,225    28,861    76,681
                                       ---------  ---------  --------  --------
  Gross profit.......................      4,253     12,454     5,938    17,036
Selling, general & administrative
 expenses............................      2,647      5,545     4,855     8,889
Merger expenses pooling..............         --        231        --       231
Goodwill amortization................         14        553        28       749
                                       ---------  ---------  --------  --------
  Income from operations.............      1,592      6,125     1,055     7,167
Other income (expense):..............
  Interest expense...................       (287)      (656)     (557)   (1,049)
  Other income (expense), net........        (54)       116       (94)      191
                                       ---------  ---------  --------  --------
                                            (341)      (540)     (651)     (858)
                                       ---------  ---------  --------  --------
Income before income tax expense.....      1,251      5,585       404     6,309
Provision for income taxes...........        513      2,544       136     2,900
                                       ---------  ---------  --------  --------
  Net income.........................  $     738  $   3,041  $    268  $  3,409
                                       =========  =========  ========  ========
Basic earnings per share.............  $     .19  $     .16  $    .07  $    .24
                                       =========  =========  ========  ========
Diluted earnings per share...........  $     .19  $     .16  $    .07  $    .24
                                       =========  =========  ========  ========
Diluted earnings per share before
 merger expenses.....................  $     .19  $     .18  $    .07  $    .25
                                       =========  =========  ========  ========
Shares used in computing earnings per
 share--
  Basic..............................      3,952     18,444     3,952    14,399
                                       =========  =========  ========  ========
  Diluted............................      3,952     18,606     3,952    14,506
                                       =========  =========  ========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                         -------------------  -----------------
                                           1997      1998      1997      1998
                                         --------- ---------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................  $    738  $   3,041  $   268  $  3,409
  Adjustments to reconcile net income
   to net cash provided by operating
   activities--
   Depreciation and amortization.......       803      2,217    1,606     3,364
   Gain (loss) on sale of property and
    equipment..........................         5         (8)       2       (57)
   Deferred income taxes...............        (2)        87       15       192
   Changes in operating assets and
    liabilities--
    (Increase) decrease in--
     Accounts receivable...............    (2,760)      (502)    (406)   (3,163)
     Inventories.......................       (65)       478       47      (128)
     Costs and estimated earnings in
      excess of billings on uncompleted
      contacts.........................      (262)    (4,514)    (857)   (5,643)
     Prepaid expenses and other current
      assets...........................        58         35      128        41
    Increase (decrease) in--
     Accounts payable and accrued
      expenses.........................     1,605      1,205    1,641     5,768
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts........................      (445)     1,754   (1,090)      184
     Other, net........................       (33)      (438)     (33)     (442)
                                         --------  ---------  -------  --------
   Net cash provided by (used in)
    operating activities...............      (358)     3,355    1,321     3,525
                                         --------  ---------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties and
   equipment...........................        68        153       95       969
  Additions of property and equipment..    (2,536)    (4,342)  (3,939)   (7,266)
  Cash paid for acquisitions, net of
   cash acquired.......................        --    (22,716)      --   (34,773)
                                         --------  ---------  -------  --------
   Net cash used in investing
    activities.........................    (2,468)   (26,905)  (3,844)  (41,070)
                                         --------  ---------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.........       292        159    1,692       564
  Payments of long-term debt...........      (733)    (8,795)  (1,645)  (24,838)
  Issuances of Common Stock, net of
   offering costs......................        --         --       --    45,109
  Net (payments)/borrowings under lines
   of credit...........................     3,143     28,895    1,964    26,369
  Distributions to stockholders........        --         --       --    (8,370)
                                         --------  ---------  -------  --------
   Net cash provided by financing
    activities.........................     2,702     20,259    2,011    38,834
                                         --------  ---------  -------  --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................      (124)    (3,291)    (512)    1,289
                                         --------  ---------  -------  --------
CASH AND CASH EQUIVALENTS, beginning of
 period................................       124      5,069      512       489
                                         --------  ---------  -------  --------
CASH AND CASH EQUIVALENTS, end of
 period................................  $     --  $   1,778  $    --  $  1,778
                                         ========  =========  =======  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for--
  Interest.............................  $    288  $     577  $   540  $    935
                                         ========  =========  =======  ========
  Income taxes.........................  $      5  $     536  $    33  $    799
                                         ========  =========  =======  ========

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

  In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Subsequent to the date of the Offering, and through June 30, 1998, the Company has acquired three additional businesses for approximately $23.5 million in cash and 2,248,685 shares of Common Stock. Of these additional acquired businesses, one was accounted for as a pooling-of-interests and is referred to herein as the "Pooled Company." The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies." Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

  Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), the financial statements of Quanta for periods prior to February 18, 1998 (the effective closing date of the acquisitions of the Founding Companies), are the financial statements of PAR Electrical Contractors, Inc. ("PAR" or the "Accounting Acquiror") as restated for the acquisition of the Pooled Company in June 1998. The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning February 19, 1998.

 Interim Condensed Consolidated Financial Information

  The unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta and the Founding Companies included in the Company's Registration Statement on Form S-4, as amended, (Reg. No. 333-47083) which was filed with the SEC on February 27, 1998.

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

2. BUSINESS COMBINATIONS:

 Pooling

  During the second quarter of 1998, the Company acquired all of the outstanding stock of a company in exchange for 951,945 shares of Common Stock. This Company provides outside and inside fiber optic networks

                    QUANTA SERVICES, INC. AND SUBSIDIARIES
and technical services support for the telecommunications industry. This acquisition has been accounted for as a pooling-of-interests and the results of its operations are included for all periods presented herein.

 Purchases

  During the second quarter of 1998, the Company completed two acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $23.5 million in cash and 1,296,740 shares of Common Stock. The accompanying balance sheet as of June 30, 1998 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Companys results of operations for the year ended December 31, 1997 and the six months ended June 30, 1998. The unaudited data presented below consists of the income statement data as presented in these condensed consolidated financial statements plus (i) the income statement data of the Founding Companies for the periods prior to February 19, 1998, (ii) the effects of the Pooled Company and (iii) all Purchased Companies as if the acquisitions were effective on the first day of the year being reported. The revenue and net income data are in thousands.

                                                    YEAR ENDED  SIX MONTHS ENDED
                                                   DECEMBER 31,     JUNE 30,
                                                       1997           1998
                                                   ------------ ----------------
Revenues..........................................   $223,110       $132,555
Net income........................................   $ 13,279       $  5,542
Earnings per share (basic and diluted)............   $    .73       $    .29

  Pro forma adjustments included in the amounts above primarily relate to: (a) reductions in former owners and certain key employees salaries and benefits;
(b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) elimination of historical interest expense related to certain obligations which were repaid or not assumed by the Company, and to record interest expense on cash expended in the acquisitions of the Purchased Companies; (d) elimination of non-recurring acquisition costs associated with the Pooled Company; and (e) adjustment to the federal and state income tax provisions based on the combined operations. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period.

3. PER SHARE INFORMATION:

  For financial statement presentation purposes, PAR has been identified as the accounting acquiror as its shareholders represented the largest shareholding interest in Quanta as of the Offering. The computation of basic and diluted earnings per share for the three and six months ended June 30, 1997 is based upon the 3,000,000 shares of Common Stock issued in connection with PAR and 951,945 shares issued in connection with the acquisition of the Pooled Company during the quarter ended June 30, 1998.

  The computation of basic earnings per share for the three and six months ended June 30, 1998 is based upon 18,444,423 and 14,398,526 weighted average shares of Common Stock outstanding which includes (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, (iii) 5,750,000 shares of Common Stock sold in the Offering to pay the cash portion of the consideration for the Founding Companies to repay expenses incurred in connection with the Offering and to retire debt, (iv) 951,945 shares issued for the acquisition of the Pooled Company, and (v) the weighted average portion of the 1,296,740 shares issued in acquisitions accounted for as purchases.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

  Shares used in the calculation of the diluted earnings per share for the three and six months ended June 30, 1998 include (i) the shares described above, and (ii) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

4. INCOME TAXES:

  Certain of the acquisitions were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

5. STOCK-BASED COMPENSATION:

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

6. COMMITMENTS AND CONTINGENCIES:

  The Company issued shares of Common Stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of the Pooled Company. The ESOP was terminated on July 31, 1998, and pending a favorable determination letter from the Internal Revenue Service, a portion of the shares of the Company's Common Stock held by the ESOP will be sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares will be distributed to its participants. The cost of the unallocated ESOP shares is reflected as a reduction in the Company's stockholders' equity at June 30, 1998. Upon distribution from the ESOP, the Company will owe an excise tax equal to 10% of the value of the Company's Common Stock distributed. In addition, the Company will eliminate the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and will have to recognize a non-cash non-recurring compensation charge equal to the value of the unallocated shares held by the ESOP at the time it allocates and distributes such shares. Although the Company currently cannot determine the amount of the excise tax that will be owed or the non-cash non-recurring compensation charge that will be recognized the amount of such obligations would not be material to the Company's financial condition based on the market price for the Company's Common Stock on August 13, 1998.

7. NEW PRONOUNCEMENTS:

  In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the quarters ended June 30, 1998 and 1997, there are no material differences between the Company's "traditional" and "comprehensive" net income.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Company for its year ended December 31, 1998, at which time the Company will adopt the provision. The Company is currently evaluating the impact on the Company's financial disclosures.

  In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which becomes effective for financial statements for the year ended December 31, 1998. SFAS No. 132 requires revised disclosures about pension and other postretirement benefit plans. The Company is currently assessing the impact of this statement on its annual financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

  In March 1998 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to, and will adopt SOP 98-1 by the first quarter of fiscal 1999 and believes that adoption will not have a material effect on its consolidated financial statements.

  In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred, and upon adoption, previously deferred costs should be charged as a cumulative effect of a change in accounting principle. The statement is effective for financial statements beginning after December 15, 1998, and the Company expects to adopt the new standard in January 1999. The adoption of this standard is not expected to have a material effect on the Company's financial position or result of operations.

8. SUBSEQUENT EVENTS:

 Business Combinations

  Subsequent to June 30, 1998, the Company has acquired four additional companies for an aggregate consideration of $25.1 million in cash, $2.25 million in notes payable and 1,068,734 shares of Common Stock. The cash portion of such consideration was provided by borrowings under the Company's credit facility. The Company has also announced the signing of non-binding letters of intent to acquire three additional companies having estimated combined annual revenues of $50 million. The consideration related to these companies is under negotiation.

 Credit Facility

  In April 1998, the Company obtained a $50.0 million revolving credit facility (the "Credit Facility") from two commercial banks. In August 1998, the Company amended its Credit Facility to increase it to $125.0 million.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.75%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

 Strategic Investment

  In August 1998, the Company entered into a non-binding letter of intent with Enron Capital & Trade Resources Corp. (ECT), a subsidiary of Enron Corp., pursuant to which ECT or its affiliated companies will make an investment of $50 million in Quanta. The investment will take the form of a Convertible Subordinated Note. Additionally, Quanta and ECT will enter into a strategic alliance pursuant to which ECT and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems for ECT and its affiliates. The investment and strategic alliance is subject to approval of the Boards of Directors of Quanta and Enron, negotiation of definitive documentation and certain other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management, statements regarding the future results of acquired companies, the Company's gross margins and the Company's expectations regarding Year 2000 issues. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in the Company's Registration Statement on Form S-4, as amended, which was filed with the Securities and Exchange Commission on February 27, 1998, and which is available at the SEC's Web site at www.sec.gov.

  The Company's revenues are derived from providing specialty electrical contracting and maintenance services related to electric and telecommunications infrastructure, providing electrical contracting services to the commercial and industrial markets and installing transportation control and lighting systems. Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. The Company's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be predicted with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, the Company seeks to

                    QUANTA SERVICES, INC. AND SUBSIDIARIES
maintain higher margins on its labor-intensive projects. The Company is subject to a $500,000 deductible for workers compensation insurance on certain of its operations. Fluctuations in insurance accruals related to this deductible could have a significant impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to officers, administrative salaries and benefits, marketing expenses, office rent and utilities, communication and professional expenses.

RESULTS OF OPERATIONS--PRO FORMA COMBINED

  The unaudited pro forma combined statements of operations for the three and six months ended June 30, 1997 and 1998 assume that the acquisition of the Founding Companies, the Offering and related transactions were closed on January 1, 1997, as restated for the pooling-of-interests acquisition in June 1998, and present certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies, 2) the IPO completed on February 18, 1998, 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies, 4) amortization of goodwill resulting from the acquisition of the Founding Companies, 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies and 6) adjustments to the federal and state income tax provision based on pro forma operating results.

  The Company has begun to realize savings by consolidating certain general administrative and purchasing functions and reducing insurance expenses. In addition, the Company has begun to realize savings from its ability to borrow at lower interest rates than the Founding Companies and the subsequent acquisitions. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management. Neither these savings nor the costs associated therewith for the periods prior to the Offering have been included in the pro forma financial information discussed below. As a result, pro forma results may not be comparable to, or indicative of, future performance.

  The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since Quanta, the Founding Companies, the Pooled Company and the Purchased Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                          ----------------------------  -----------------------------
                              1997           1998           1997            1998
                          -------------  -------------  -------------  --------------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Revenues................  $44,677 100.0% $63,679 100.0% $79,024 100.0% $108,253 100.0%
Cost of services........   36,497  81.7   51,225  80.4   66,039  83.6    88,854  82.1
                          ------- -----  ------- -----  ------- -----  -------- -----
Gross profit............    8,180  18.3   12,454  19.6   12,985  16.4    19,399  17.9
Selling, general and
 administrative
 expenses...............    3,565   8.0    5,545   8.7    6,953   8.8     9,845   9.1
Merger expenses-pooling.       --    --      231   0.4       --    --       231   0.2
Goodwill amortization...      424   0.9      553   0.9      848   1.0       967   0.9
                          ------- -----  ------- -----  ------- -----  -------- -----
Income from operations..  $ 4,191   9.4% $ 6,125   9.6% $ 5,184   6.6% $  8,356   7.7%
                          ======= =====  ======= =====  ======= =====  ======== =====

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

 Pro Forma Combined Results For The Three and Six Months Ended June 30, 1997, Compared To The Three and Six Months Ended June 30, 1998

  Revenues. Pro forma combined revenues increased $19.0 million and $29.2 million, or 42.5% and 37.0%, to $63.7 million and $108.3 million for the three and six months ended June 30, 1998, primarily due to higher demand for the Company's electrical infrastructure services in Nevada, California and the Midwest as well as significant growth in telecommunication infrastructure services in the Northwest. Revenues also increased during the three and six months ended June 30, 1998 as a result of the acquisition of the Purchased Companies.

  Gross profit. Pro forma combined gross profit increased $4.3 million and $6.4 million, or 52.2% and 49.4%, to $12.5 million and $19.4 million for the three and six months ended June 30, 1998. As a percentage of pro forma combined revenues, pro forma combined gross profit increased from 18.3% to 19.6% for the three months ended June 30, 1998 and from 16.4% to 17.9% for the six months ended June 30, 1998. This increase in pro forma combined gross margin was a result of improved asset utilization and a higher proportion of relatively higher margin telecommunication revenues to total revenues.

  Selling, general and administrative expenses. Pro forma combined selling general and administrative expenses increased $2.0 million and $2.9 million, or 55.5% and 41.6%, to $5.5 million and $9.8 million for the three and six months ended June 30, 1998, primarily due to increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects, as well as the establishment of a corporate office and administrative infrastructure during 1998.

RESULTS OF OPERATIONS--HISTORICAL

  The unaudited historical combined statements of operations for the three and six months ended June 30, 1997 and 1998 reflect the historical operations of PAR and the Pooled Company. The operations of the Founding Companies have been included in the Company's historical financial statements beginning February 19, 1998 and the operations of the Purchased Companies have been included from their respective acquisition dates.

                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                          ----------------------------  ----------------------------
                              1997           1998           1997           1998
                          -------------  -------------  -------------  -------------
                                (IN THOUSANDS)                 (IN THOUSANDS)
Revenues................  $20,226 100.0% $63,679 100.0% $34,799 100.0% $93,717 100.0%
Cost of services........   15,973  79.0   51,225  80.4   28,861  82.9   76,681  81.8
                          ------- -----  ------- -----  ------- -----  ------- -----
Gross profit............    4,253  21.0   12,454  19.6    5,938  17.1   17,036  18.2
Selling, general and
 administrative
 expenses...............    2,647  13.1    5,545   8.7    4,855  14.0    8,889   9.5
Merger expenses-pooling.       --    --      231   0.4       --    --      231   0.2
Goodwill amortization...       14    --      553   0.9       28   0.1      749   0.8
                          ------- -----  ------- -----  ------- -----  ------- -----
Income from operations..  $ 1,592   7.9% $ 6,125   9.6% $ 1,055   3.0% $ 7,167   7.7%
                          ======= =====  ======= =====  ======= =====  ======= =====

 Historical Combined Results For The Three and Six Months Ended June 30, 1997, Compared To The Three and Six Months Ended June 30, 1998

  Revenues. Historical revenues increased $43.5 million and $58.9 million, or 214.8% and 169.3%, to $63.7 million and $93.7 million for the three and six months ended June 30, 1998, due to the acquisition of the Founding Companies on February 18, 1998 and subsequent acquisitions of the Purchased Companies.

  Gross profit. Gross profit increased $8.2 million and $11.1 million, or 192.8% and 186.9%, to $12.5 million and $17.0 million for the three and six months ended June 30, 1998. As a percentage of revenues, gross profit decreased from 21.0% for the three months ended June 30, 1997 to 19.6% for the three months ended June 30,

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

1998. This decrease was due to the acquisition of the Founding Companies in February 1998 which reflect a greater impact of seasonality which was partially offset by the increase in the proportionate amount of higher margin telecommunication service revenues. Gross margins increased from 17.1% for the six months ended June 30, 1997 to 18.2% for the six months ended June 30, 1998. This increase in gross margin was a result of the acquisition of the Founding Companies on February 18, 1998, improved asset utilization and a higher proportion of relatively higher margin telecommunication revenues to total revenues.

  Selling, general and administrative expenses. Selling general and administrative expenses increased $2.9 million and $4.0 million, or 109.5% and 83.1%, to $5.5 million and $8.9 million for the three and six months ended June 30, 1998, due to the acquisition of the Founding Companies on February 18, 1998, the acquisition of the Purchased Companies and increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects, as well as the establishment of a corporate office and administrative infrastructure during 1998.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1998, Quanta completed its initial public offering which involved the issuance of 5,000,000 shares of Common Stock, providing approximately $38.8 million in net proceeds to the Company, after deducting underwriter discounts and commissions and expenses related to the Offering. Concurrent with the closing of its initial public offering, Quanta acquired the Founding Companies in separate transactions for consideration including $21.0 million in cash and 7,527,000 shares of Common Stock. Also, in March 1998, the Company's underwriters exercised their over-allotment option to acquire an additional 750,000 shares of the Company's Common Stock at the initial public offering price of $9 per share, providing the Company with approximately $6.3 million (net of underwriting discounts and commissions) of additional proceeds from the Offering.

  In April 1998, the Company obtained a $50.0 million revolving credit facility (the "Credit Facility") from two commercial banks. In August 1998, the Company amended its Credit Facility to increase the facility to $125.0 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.75%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of August 13, 1998 the Company had approximately $67.0 million in outstanding borrowings under its Credit Facility.

  Through August 12, 1998, the Company has utilized a combination of cash and its Common Stock to acquire seven companies in addition to the Founding Companies with estimated annualized 1997 revenues of $128.1 million. The cash component of the consideration paid for these companies was funded with existing cash and borrowings under its Credit Facility.

  The Company has announced the signing of non-binding letters of intent to acquire three additional companies having estimated combined annual revenues of $50.0 million. The consideration related to these companies is under negotiation.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

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

YEAR 2000

  The Company is in the process of identifying and evaluating its potential issues (information technology and third party relationships) associated with the date change in the year 2000 (Year 2000). The Company has not yet fully assessed the Year 2000 compliance costs, but is in the process of developing a work plan to correct any foreseeable issues. While it is not possible at present to quantify the cost of corrective actions, management does not expect that these actions will materially exceed the cost of normal software upgrades and replacements expected to occur through the Year 2000. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that the systems of other companies on which the Company relies will be converted within the same timeframe. The Company is communicating with software vendors, business partners, and others with which it conducts business to provide assurances that their systems will be Year 2000 compliant. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and if necessary implement an appropriate contingency plan.

                             QUANTA SERVICES, INC.

                          PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (c) Unregistered Sales of Securities.

  Set forth below is certain information concerning all sales of securities by the Company during the three month period ended June 30, 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

  Between April 1, 1998 and June 30, 1998, the Company issued 1,296,740 shares of Common Stock as part of the consideration for the Purchased Companies. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

  (d) Use of Proceeds.

    (1) On February 11, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-42957 (the "IPO Registration
         Statement"), was declared effective by oral order of the SEC.

    (2) The offering pursuant to the IPO Registration Statement commenced on February 13, 1998.

    (3)(a) The offer terminated after the sale of all securities to be registered under the IPO Registration Statement.

       (b) The managing underwriters of the offering were BT Alex. Brown, BancAmerica Robertson Stephens, and Sanders Morris Mundy.

       (c) The Company's Common Stock was sold in the offering pursuant to the IPO Registration Statement.

       (d) The number of shares of Common Stock registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold to date relating to the IPO Registration Statement are indicated in the table below:

                                                                       AGGREGATE PRICE
OFFEROR                  SHARES REGISTERED AGGREGATE PRICE AMOUNT SOLD OF SHARES SOLD
-------                  ----------------- --------------- ----------- ---------------
Quanta Services, Inc....     5,750,000       $51,750,000    5,750,000    $51,750,000

       (e) From February 11, 1998 through June 30, 1998, the Company incurred the following expenses in connection with the issuance and distribution of the securities registered pursuant to the IPO Registration Statement, none of which constituted direct or indirect payments to officers, directors or general partners of the Company (other expenses represent a reasonable estimate of actual costs incurred):

EXPENSE                                                               PAYMENT
-------                                                              ----------
Underwriting discounts and Commissions.............................. $3,622,500
Finders Fees........................................................          0
Expenses paid to or for Underwriters................................      7,106
Other expenses......................................................  3,018,667
                                                                     ----------
  Total Expenses.................................................... $6,648,273
                                                                     ==========

       (vi) The net proceeds to the Company of the offering pursuant to the IPO Registration Statement, after deducting the expenses listed in (v) above are $45,101,727.

       (vii) From February 11, 1998 through June 30, 1998, the Company has applied the following amounts of its net proceeds from the offering pursuant to the IPO Registration Statement:

                                              PAYMENT TO OFFICERS, DIRECTORS AND
USE OF PROCEEDS             PAYMENT TO OTHERS          10% SHAREHOLDERS
---------------             ----------------- ----------------------------------
Construction of plant,
 building and facilities..              --                        --
Purchase and installation
 of machinery and
 equipment................              --                        --
Purchase of real estate...              --                        --
Acquisitions of other
 businesses...............              --               $21,000,331
Repayment of indebtedness.     $21,830,583                        --
Working capital...........     $ 2,270,813                        --
Temporary investments
 (specified below)........              --                        --
Other uses of at least
 $100,000 (specified
 below)...................              --                        --

  Temporary investments consist of money market accounts available on a daily basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

    10.4 Acquisition Agreement and Plan of Reorganization by and among Quanta
         Services, Inc., Underground Acquisition Inc., Underground Construction
         Co., Inc., Five Points Construction Company and their stockholders dated as of August 4, 1998.
    10.5 Amended and Restated Credit Agreement dated as of August 3, 1998 among
         Quanta Services, Inc., as Borrower and Bank One, Texas, National
         Association, National City Bank and the other financial institutions
         Parties thereto, as Lenders.

  Exhibit 27.1 Financial data schedule.

  (b) Reports on Form 8-K:

  None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTA SERVICES, INC.

Dated: August 14, 1998
                                          By:   /s/ James H. Haddox
                                            -----------------------------------
                                                     James H. Haddox
                                                 Chief Financial Officer