Form 10-Q
period 1998-09-30
QUANTA SERVICES INC
filed 1998-11-16
CIK 1050915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              1360 POST OAK BLVD.
                                  SUITE 2100
                             HOUSTON, TEXAS 77056
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  18,275,337 shares of Common Stock were outstanding as of November 13, 1998. As of the same date, 3,345,333 shares of Limited Vote Common Stock were outstanding.

                             QUANTA SERVICES, INC.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    QUANTA SERVICES, INC. PRO FORMA COMBINED
    Supplemental Pro Forma Combined Financial Information.................   1
    Supplemental Pro Forma Combined Statements of Operations for the nine
     months ended September 30, 1997 and 1998.............................   2
    QUANTA SERVICES, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Operations.................................   5
    Consolidated Statements of Cash Flows.................................   6
    Notes to Condensed Consolidated Financial Statements..................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  12
PART II. OTHER INFORMATION
  Item 2. Changes in Securities...........................................  17
  Item 6. Exhibits and Reports on Form 8-K................................  17
  Signature...............................................................  18

                             QUANTA SERVICES, INC.

                     PART I, ITEM 1--FINANCIAL INFORMATION

             SUPPLEMENTAL PRO FORMA COMBINED FINANCIAL INFORMATION

OVERVIEW AND BASIS OF PRESENTATION

  Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty electrical contracting and maintenance services primarily related to electric and telecommunications infrastructure in North America. In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). From the date of the Offering through September 30, 1998, the Company has acquired ten additional businesses for approximately $73.0 million in cash and notes and 4,338,232 shares of Common Stock. Of these additional acquired businesses, one was accounted for as a pooling-of-interests and is referred to herein as the "Pooled Company". The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies". Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

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

  The accompanying pro forma combined statements of operations of the Company for the nine months ended September 30, 1997 and 1998, respectively, include the combined operations of the Pooled Company and the Founding Companies from January 1, 1997, and the Purchased Companies from the date of their respective acquisition.

  The unaudited pro forma combined statements of operations for the nine months ended September 30, 1997 and 1998 assume that the Offering and related transactions were closed on January 1, 1997 and present certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies; 2) the IPO completed on February 18, 1998; 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies; 4) amortization of goodwill resulting from the acquisition of the Founding Companies; 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies, and 6) adjustments to the federal and state income tax provision based on pro forma operating results.

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

            SUPPLEMENTAL PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
Revenues.................................................... $128,694  $208,892
Cost of services (including depreciation)...................  103,405   169,391
                                                             --------  --------
  Gross profit..............................................   25,289    39,501
  Selling, general and administrative expenses..............   10,772    17,500
Merger expenses--pooling....................................       --       231
Goodwill amortization.......................................    1,272     1,753
                                                             --------  --------
  Income from operations....................................   13,245    20,017
                                                             --------  --------
Other income (expense):
  Interest expense..........................................     (266)   (2,447)
  Other income (expense), net...............................     (388)      513
                                                             --------  --------
Income before income tax expense............................   12,591    18,083
Provision for income taxes..................................    5,397     8,019
                                                             --------  --------
Net income.................................................. $  7,194  $ 10,064
                                                             ========  ========
Basic earnings per share.................................... $    .42  $    .54
                                                             ========  ========
Diluted earnings per share.................................. $    .42  $    .54
                                                             ========  ========
Diluted earnings per share before merger expenses........... $    .42  $    .55
                                                             ========  ========
Shares used in computing pro forma earnings per share--
  Basic.....................................................   16,995    18,564
                                                             ========  ========
  Diluted...................................................   16,995    18,680
                                                             ========  ========


    The accompanying notes are an integral part of these pro forma combined financial statements.

 (1) Shares Used in Computing Pro Forma Earnings Per Share

  The 16,995,056 shares used in the calculation of unaudited pro forma combined basic and diluted earnings per share for the nine months ended September 30, 1997 include (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 951,945 shares issued for the acquisition of the Pooled Company, (iii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, and (iv) 5,750,000 shares of Common Stock, net of 579,222 shares representing net cash to Quanta, sold in the Offering to pay the cash portion of the consideration for the Founding Companies, to repay expenses incurred in connection with the Offering and to retire debt.

  The 18,564,201 shares used in the calculation of unaudited pro forma combined basic earnings per share for the nine months ended September 30, 1998 include (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 951,945 shares issued for the acquisition of the Pooled Company, (iii) the weighted average portion of the shares issued in acquisitions accounted for as purchases, (iv) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, and (v) 5,750,000 shares of Common Stock, net of 357,174 shares representing net cash to Quanta, sold in the Offering to pay the cash portion of the consideration for the Founding Companies, to repay expenses incurred in connection with the Offering and to retire debt.

  Shares used in the calculation of unaudited pro forma combined diluted earnings per share for the nine months ended September 30, 1998 include (i) the 18,564,201 shares described above, and (ii) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1997         1998
                       ASSETS                        ------------ -------------
                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.........................   $   489      $  2,584
  Accounts receivable, net of allowance of $193 and
   $1,214...........................................    12,878        83,920
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................     1,746        30,111
  Inventories.......................................       865         1,913
  Prepaid expenses and other........................       724         3,619
                                                       -------      --------
    Total current assets............................    16,702       122,147
PROPERTY AND EQUIPMENT, NET.........................    18,286        70,185
OTHER ASSETS........................................       645         4,062
GOODWILL, NET.......................................       114       134,929
                                                       -------      --------
    Total assets....................................   $35,747      $331,323
                                                       =======      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt..............   $ 7,200      $  2,610
  Accounts payable and accrued expenses.............     6,578        48,571
  Billings in excess of costs and profits
   recognized.......................................       738         6,358
                                                       -------      --------
    Total current liabilities.......................    14,516        57,539
LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities.........     7,542       108,297
  Deferred income taxes and other non-current
   liabilities......................................     2,479         8,538
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock...................................        --            --
  Common Stock......................................        --            --
  Limited Vote Common Stock.........................        --            --
  Unearned ESOP shares..............................    (1,831)       (1,831)
  Additional paid-in capital........................     1,238       137,608
  Retained earnings.................................    11,803        21,172
                                                       -------      --------
    Total stockholders' equity......................    11,210       156,949
                                                       -------      --------
    Total liabilities and stockholders' equity......   $35,747      $331,323
                                                       =======      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                            THREE MONTHS       NINE MONTHS
                                          ENDED SEPTEMBER    ENDED SEPTEMBER
                                                30,                30,
                                          -----------------  -----------------
                                           1997      1998     1997      1998
                                          -------  --------  -------  --------
Revenues................................  $21,668  $100,639  $56,467  $194,356
Cost of services (including
 depreciation)..........................   15,194    80,537   44,055   157,218
                                          -------  --------  -------  --------
  Gross profit..........................    6,474    20,102   12,412    37,138
Selling, general and administrative
 expenses...............................    3,638     7,655    8,493    16,544
Merger expenses--pooling................       --        --       --       231
Goodwill amortization...................       14       786       42     1,535
                                          -------  --------  -------  --------
Income from operations..................    2,822    11,661    3,877    18,828
Other income (expense):
  Interest expense......................     (325)   (1,435)    (882)   (2,484)
  Other income (expense), net...........       16       276      (78)      467
                                          -------  --------  -------  --------
Income before income tax expense........    2,513    10,502    2,917    16,811
Provision for income taxes..............    1,037     4,542    1,173     7,442
                                          -------  --------  -------  --------
    Net income..........................  $ 1,476  $  5,960  $ 1,744  $  9,369
                                          =======  ========  =======  ========
Basic earnings per share................  $   .37  $    .30  $   .44  $    .57
                                          =======  ========  =======  ========
Diluted earnings per share..............  $   .37  $    .30  $   .44  $    .57
                                          =======  ========  =======  ========
Diluted earnings per share before merger
 expenses...............................  $   .37  $    .30  $   .44  $    .58
                                          =======  ========  =======  ========
Shares used in computing earnings per
 share--
  Basic.................................    3,952    20,000    3,952    16,340
                                          =======  ========  =======  ========
  Diluted...............................    3,952    20,116    3,952    16,456
                                          =======  ========  =======  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                THREE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                               ---------------  ---------------
                                                1997    1998     1997    1998
                                               ------  -------  ------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..................................  $1,476  $ 5,960  $1,744  $ 9,369
 Adjustments to reconcile net income to net
  cash provided by operating activities--
  Depreciation and amortization..............     781    3,265   2,387    6,629
  Loss on sale of property and equipment.....     (32)     (39)    (30)     (96)
  Deferred income taxes......................    (650)    (522)   (635)    (330)
  Changes in operating assets and
   liabilities--
   (Increase) decrease in--
    Accounts receivable......................  (1,993) (20,511) (2,399) (23,756)
    Inventories..............................    (366)    (155)   (319)    (283)
    Costs and estimated earnings in excess of
     billings on uncompleted contacts........    (162)  (4,800) (1,019) (10,443)
    Prepaid expenses and other current
     assets..................................      58   (2,434)    186   (2,311)
   Increase (decrease) in--
    Accounts payable and accrued expenses....   3,065    2,797   4,706    8,565
    Billings in excess of costs and estimated
     earnings on uncompleted contracts.......     (41)   1,603  (1,131)   1,787
    Other, net...............................     (19)     (96)    (52)    (538)
                                               ------  -------  ------  -------
  Net cash provided by (used in) operating
   activities................................   2,117  (14,932)  3,438  (11,407)
                                               ------  -------  ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and
  equipment..................................     134       46     229    1,015
 Additions of property and equipment.........  (1,560)  (6,250) (5,499) (13,516)
 Purchase of other assets....................      --   (1,400)     --   (1,400)
 Cash paid for acquisitions, net of cash
  acquired...................................      --  (44,482)     --  (79,255)
                                               ------  -------  ------  -------
  Net cash used in investing activities......  (1,426) (52,086) (5,270) (93,156)
                                               ------  -------  ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt................     105       --   1,797      564
 Payments on long-term debt..................    (985)  (6,784) (2,630) (31,622)
 Issuances of Common Stock, net of offering
  costs......................................      --     (195)     --   44,914
 Net borrowings under lines of credit........     223   74,803   2,187  101,172
 Distributions to stockholders...............      --       --      --   (8,370)
                                               ------  -------  ------  -------
  Net cash provided by (used in) financing
   activities................................    (657)  67,824   1,354  106,658
                                               ------  -------  ------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................      34      806    (478)   2,095
                                               ------  -------  ------  -------
CASH AND CASH EQUIVALENTS, beginning of
 period......................................      --    1,778     512      489
                                               ------  -------  ------  -------
CASH AND CASH EQUIVALENTS, end of period.....  $   34  $ 2,584  $   34  $ 2,584
                                               ======  =======  ======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for--
  Interest...................................  $  314  $ 1,202  $  854  $ 2,137
                                               ======  =======  ======  =======
  Income taxes...............................  $  183  $ 4,077  $  216  $ 4,876
                                               ======  =======  ======  =======

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

  In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Subsequent to the date of the Offering, and through September 30, 1998, the Company has acquired ten additional businesses for approximately $73.0 million in cash and notes and 4,338,232 shares of Common Stock. Of these additional acquired businesses, one was accounted for as a pooling-of-interests and is referred to herein as the "Pooled Company." The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies." Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

  Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), the financial statements of Quanta for periods prior to February 18, 1998 (the effective closing date of the acquisitions of the Founding Companies), are the financial statements of PAR Electrical Contractors, Inc. ("PAR" or the "Accounting Acquiror") as restated for the acquisition of the Pooled Company in June 1998. The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning with February 19, 1998, and the Purchased Companies beginning their respective dates of acquisition.

 Interim Condensed Consolidated Financial Information

  The unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


2. BUSINESS COMBINATIONS:

 Pooling

  During the quarter ended June 30, 1998, the Company acquired all of the outstanding stock of a company in exchange for 951,945 shares of Common Stock. This Company provides outside and inside fiber optic networks and technical services support for the telecommunications industry. This acquisition has been accounted for as a pooling-of-interests and the results of its operations are included for all periods presented herein.

 Purchases

  Since the Offering, the Company has completed nine acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $73.0 million in cash and notes and 4.3 million shares of Common Stock. The accompanying balance sheet as of September 30, 1998 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's results of operations for the year ended December 31, 1997 and the nine months ended September 30, 1998. The unaudited data presented below consists of the income statement data as presented in these condensed consolidated financial statements plus (i) the income statement data of the Founding Companies for the periods prior to February 19, 1998, (ii) the effects of the Pooled Company and (iii) all Purchased Companies as if the acquisitions were effective on the first day of the year being reported. The revenue and net income data are in thousands.

                                                                    NINE MONTHS
                                                       YEAR ENDED      ENDED
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1997         1998
                                                      ------------ -------------
Revenues.............................................   $326,809     $293,640
Net income...........................................   $ 19,430     $ 13,991
Earnings per share (basic and diluted)...............   $    .95     $    .67

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

3. PER SHARE INFORMATION:

  For financial statement presentation purposes, PAR has been identified as the Accounting Acquiror as its shareholders represented the largest shareholding interest in Quanta as of the Offering. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 1997 is based upon the 3,000,000 shares of Common Stock issued in connection with PAR and 951,945 shares issued in connection with the acquisition of the Pooled Company.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


  The computation of basic earnings per share for the three and nine months ended September 30, 1998 is based upon 20,000,489 and 16,339,812 weighted average shares of Common Stock outstanding which includes the weighted average portion of (i) 7,527,000 shares of Common Stock issued to the owners of the Founding Companies, (ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company,
(iii) 5,750,000 shares of Common Stock sold in the Offering to pay the cash portion of the consideration for the Founding Companies to repay expenses incurred in connection with the Offering and to retire debt, (iv) 951,945 shares issued for the acquisition of the Pooled Company, and (v) the weighted average portion of the 3,386,288 shares issued in acquisitions accounted for as purchases.

  Shares used in the calculation of the diluted earnings per share for the three and nine months ended September 30, 1998 include (i) the shares described above, and (ii) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

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

5. STOCK-BASED COMPENSATION:

  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", allows entities to choose between a new fair value method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, under which compensation expense is recorded to the extent that the fair market value of the related stock is in excess of the options' exercise price at date of grant. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed in SFAS No. 123 had been applied. The Company will measure compensation expense attributable to stock options based on the method prescribed in APB Opinion No. 25 and will provide the required pro forma disclosure of net income and earnings per share, as applicable, in notes to future consolidated annual financial statements.

6. COMMITMENTS AND CONTINGENCIES:

  The Company issued shares of Common Stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of the Pooled Company. The ESOP was terminated on July 31, 1998, and pending a favorable determination letter from the Internal Revenue Service, a portion of the shares of the Company's Common Stock held by the ESOP will be sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares will be distributed to its participants. The cost of the unallocated ESOP shares is reflected as a reduction in the Company's stockholders' equity at September 30, 1998. Upon distribution from the ESOP, the Company will owe an excise tax equal to 10 percent of the value of the Company's Common Stock distributed. In addition, the Company will eliminate the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and will have to recognize a non-cash non-recurring

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

compensation charge equal to the value of the unallocated shares held by the ESOP at the time it allocates and distributes such shares. Although the Company currently cannot determine the amount of the excise tax that will be owed or the non-cash non-recurring compensation charge that will be recognized, the amount of such obligations would not be material to the Company's financial condition based on the market price for the Company's Common Stock on November 13, 1998.

7. NEW PRONOUNCEMENTS:

  In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the quarters ended September 30, 1998 and 1997, there are no material differences between the Company's "traditional" and "comprehensive" net income.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company for its year ended December 31, 1998, at which time the Company will adopt the provision. The Company is currently evaluating the impact on the Company's financial disclosures.

  In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which becomes effective for financial statements for the year ended December 31, 1998. SFAS No. 132 requires revised disclosures about pension and other postretirement benefit plans. The Company is currently assessing the impact of this statement on its annual financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to, and will adopt SOP 98-1 by the first quarter of fiscal 1999 and believes that adoption will not have a material effect on its consolidated financial statements.

  In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities to be expensed as incurred, and upon adoption, previously deferred costs should be charged as a cumulative effect of a change in accounting principle. The statement is effective for

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

financial statements beginning after December 15, 1998, and the Company expects to adopt the new standard in January 1999. The adoption of this standard is not expected to have a material effect on the Company's financial position or result of operations.

8. SUBSEQUENT EVENTS:

 Business Combinations

  Subsequent to September 30, 1998, the Company has acquired one additional company for an aggregate consideration of $11.3 million in cash and notes and 660,104 shares of Common Stock. The cash portion of such consideration was provided by borrowings under the Company's credit facility.

 Credit Facility

  In August 1998, the Company amended its $50.0 million revolving Credit Facility (the "Credit Facility") to increase it to $125 million. In November 1998, the Company expanded its bank group from two banks to nine banks and amended its Credit Facility to increase it to $175 million.

  The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175 percent to 0.30 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

 Strategic Investment

  In October 1998, the Company entered into a strategic investment with Enron Capital & Trade Resources Corp. ("ECT"), a subsidiary of Enron Corp., pursuant to which ECT or its affiliated companies made an investment of $49.4 million in Quanta. The investment is in the form of Convertible Subordinated Notes bearing interest at 6 7/8 percent and convertible into Quanta Common Stock at a price of $13.75 per share. Additionally, Quanta and ECT entered into a strategic alliance pursuant to which ECT and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems. Further, the Company paid a fee of approximately $2.0 million to ECT at the closing date. This will be included in other assets on the Company's balance sheet and amortized over the original life of the notes. The Convertible Subordinated Notes require quarterly interest payments and equal semi-annual principal payments beginning in 2006 until the notes are paid in full in 2010. The Company has the option to redeem the notes at a premium beginning in 2002.

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

  The Company's revenues are derived from providing specialty electrical contracting and maintenance services related to electric and telecommunications infrastructure, providing electrical contracting services to the commercial and industrial markets and installing transportation control and lighting systems. Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. The Company's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be predicted with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, the Company seeks to maintain higher margins on its labor-intensive projects. Certain of the Company's subsidiaries have in the past been subject to deductibles ranging from $250,000 to $500,000 for workers' compensation insurance. Fluctuations in insurance accruals related to this deductible could have a significant impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

RESULTS OF OPERATIONS--PRO FORMA COMBINED

  The accompanying pro forma combined statements of operations of the Company for the nine months ended September 30, 1997 and 1998, respectively, include the combined operations of the Pooled Company and the Founding Companies from January 1, 1997, and the Purchased Companies from the date of their respective acquisition.

  The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 1997 and 1998 assume that the acquisition of the Founding Companies, the Offering and related transactions were closed on January 1, 1997, as restated for the pooling-of-interests acquisition in June 1998, and present certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies, 2) the IPO completed on February 18, 1998, 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies, 4) amortization of goodwill resulting from the acquisition of the Founding Companies, 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies and 6) adjustments to the federal and state income tax provision based on pro forma operating results.

  The Company has begun to realize savings by consolidating certain general administrative and purchasing functions and reducing insurance expenses. In addition, the Company has begun to realize savings from its ability to borrow at lower interest rates than the Founding Companies and the subsequent acquisitions. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate infrastructure. Neither these savings nor the costs associated therewith for the periods prior to the Offering have been included in the pro forma financial information discussed below. As a result, pro forma results may not be comparable to, or indicative of, future performance.

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

                          THREE MONTHS ENDED SEPTEMBER    NINE MONTHS ENDED SEPTEMBER
                                      30,                             30,
                          -----------------------------  ------------------------------
                              1997            1998            1997            1998
                          -------------  --------------  --------------  --------------
                                 (IN THOUSANDS)                 (IN THOUSANDS)
Revenues................  $49,670 100.0% $100,639 100.0% $128,694 100.0% $208,892 100.0%
Cost of Services........   37,366  75.2    80,537  80.0   103,405  80.3   169,391  81.1
                          ------- -----  -------- -----  -------- -----  -------- -----
Gross profit............   12,304  24.8    20,102  20.0    25,289  19.7    39,501  18.9
Selling, general and
 administrative
 expenses...............    3,819   7.7     7,655   7.6    10,772   8.4    17,500   8.4
Merger expenses--
 pooling................       --    --        --    --        --    --       231   0.1
Goodwill amortization...      424   0.9       786   0.8     1,272   1.0     1,753   0.8
                          ------- -----  -------- -----  -------- -----  -------- -----
Income from operations..  $ 8,061  16.2% $ 11,661  11.6% $ 13,245  10.3% $ 20,017   9.6%
                          ======= =====  ======== =====  ======== =====  ======== =====

 Pro Forma Combined Results For The Three and Nine Months Ended September 30, 1997 Compared To The Three and Nine Months Ended September 30, 1998

  Revenues. Pro forma combined revenues increased $51.0 million and $80.2 million, or 102.6 percent and 62.3 percent, to $100.6 million and $208.9 million for the three and nine months ended September 30, 1998. This increase is primarily due to the acquisition of the Purchased Companies with revenues of $32.7 million and $41.3 million for the three and nine months ended September 30, 1998 included in Quanta's results for the periods then ended. Revenues also increased as a result of higher demand for the Company's electrical infrastructure services in Nevada, California and the Midwest as well as significant growth in telecommunication infrastructure services in the Northwest.

  Gross profit. Pro forma combined gross profit increased $7.8 million and $14.2 million, or 63.4 percent and 56.2 percent, to $20.1 million and $39.5 million for the three and nine months ended September 30, 1998. As a percentage of pro forma combined revenues, pro forma combined gross profit decreased from 24.8 percent to 20.0 percent for the three months ended September 30, 1998 and from 19.7 percent to 18.9 percent for the nine months ended September 30, 1998. This decrease in pro forma combined gross margin was a result of a large volume of high margin storm and emergency work being performed in 1997 versus 1998 partially offset by a higher proportion of relatively higher margin telecommunication revenues to total revenues in 1998.

  Selling, general and administrative expenses. Pro forma combined selling, general and administrative expenses increased $3.8 million and $6.7 million, or 100 percent and 62.5 percent, to $7.7 million and $17.5 million for the three and nine months ended September 30, 1998, primarily due to the acquisition of the Purchased Companies, increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects, and the establishment of a corporate office and administrative infrastructure during 1998. As a percentage of revenues, selling, general and administrative expenses remained constant.

RESULTS OF OPERATIONS--HISTORICAL

  The unaudited historical combined statements of operations for the three and nine months ended September 30, 1997 and 1998 reflect the historical operations of PAR and the Pooled Company. The operations of the Founding Companies have been included in the Company's historical financial statements beginning February 19, 1998 and the operations of the Purchased Companies have been included from their respective acquisition dates.

                          THREE MONTHS ENDED SEPTEMBER   NINE MONTHS ENDED SEPTEMBER
                                      30,                            30,
                          -----------------------------  -----------------------------
                              1997            1998           1997            1998
                          -------------  --------------  -------------  --------------
                                 (IN THOUSANDS)                 (IN THOUSANDS)
Revenues................  $21,668 100.0% $100,639 100.0% $56,467 100.0% $194,356 100.0%
Cost of services........   15,194  70.1    80,537  80.0   44,055  78.0   157,218  80.9
                          ------- -----  -------- -----  ------- -----  -------- -----
Gross profit............    6,474  29.9    20,102  20.0   12,412  22.0    37,138  19.1
Selling, general and
 administrative
 expenses...............    3,638  16.8     7,655   7.6    8,493  15.0    16,544   8.5
Merger expenses--
 pooling................       --    --        --    --       --    --       231   0.1
Goodwill amortization...       14   0.1       786   0.8       42   0.1     1,535   0.8
                          ------- -----  -------- -----  ------- -----  -------- -----
Income from operations..  $ 2,822  13.0% $ 11,661  11.6% $ 3,877   6.9% $ 18,828   9.7%
                          ======= =====  ======== =====  ======= =====  ======== =====

 Historical Combined Results For The Three and Nine Months Ended September 30, 1997 Compared To The Three and Nine Months Ended September 30, 1998

  Revenues. Historical revenues increased $79.0 million and $137.9 million, or
364.5 percent and 244.2 percent, to $100.6 million and $194.4 million for the three and nine months ended September 30, 1998, due to the acquisition of the Founding Companies on February 18, 1998 and subsequent acquisitions of the Purchased Companies.

  Gross profit. Gross profit increased $13.6 million and $24.7 million, or
210.5 percent and 199.2 percent, to $20.1 million and $37.1 million for the three and nine months ended September 30, 1998. As a percentage of revenues, gross profit decreased from 29.9 percent for the three months ended September 30, 1997 to 20.0 percent for the three months ended September 30, 1998 and from 22.0 percent for the nine months ended September 30, 1997 to 19.1 percent for the nine months ended September 30, 1998. This decrease was due to a large amount of high margin storm and emergency work being performed by PAR in 1997 versus 1998, and the acquisition of the Founding and Purchased Companies which earned lower margins than those experienced by PAR and the Pooled Company in 1997.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.0 million and $8.0 million, or 110.4 percent and 94.7 percent, to $7.7 million and $16.5 million for the three and nine months ended September 30, 1998, due to the acquisition of the Founding Companies on February 18, 1998, the acquisition of the Purchased Companies, increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects, and the establishment of a corporate office and administrative infrastructure during 1998. As a percentage of revenues, selling, general and administrative expenses were higher in 1997 due to the Pooled Company having a higher cost structure than the Founding and Purchased Companies.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1998, Quanta completed its initial public offering which involved the issuance of 5,000,000 shares of Common Stock, providing approximately $38.6 million in net proceeds to the Company, after deducting underwriter discounts and commissions and expenses related to the Offering. Concurrent with the closing of its initial public offering, Quanta acquired the Founding Companies in separate transactions for consideration including $21.0 million in cash and 7,527,000 shares of Common Stock. Also, in March 1998, the Company's underwriters exercised their over-allotment option to acquire an additional 750,000 shares of the Company's Common Stock at the initial public offering price of $9 per share, providing the Company with approximately $6.3 million (net of underwriting discounts and commissions) of additional proceeds from the Offering.

  In August 1998, the Company amended its $50.0 million revolving Credit Facility (the "Credit Facility") to increase it to $125 million. In November 1998, the Company expanded its bank group from two banks to nine banks and amended its Credit Facility to increase it to $175 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of
0.175 percent to 0.30 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. Additionally, the Company has issued $49.4 million of Convertible Subordinated Notes bearing interest at 6 7/8 percent, the proceeds of which were used to reduce outstanding borrowings under the Credit Facility and include restrictive covenants which mirror the Credit Facility. As of November 13, 1998 the Company had approximately $66.8 million in outstanding borrowings under its Credit Facility.

  Through November 13, 1998 the Company has acquired eleven companies in addition to the Founding Companies for an aggregate consideration of 5.0 million shares of Common Stock and $84.3 million in cash and notes. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility.

  The Company expects to continue its aggressive acquisition program. The Company intends to continue to use a combination of cash, notes and Common Stock to finance the principal part of the consideration payable in acquisitions. If the Common Stock does not maintain a sufficient value, or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company could be required to utilize more cash to complete acquisitions. If sufficient funds were not available from operating cash flow or through borrowings under the Company's Credit Facility, the Company may seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. The Company anticipates that its cash flow from operations and Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

  The Company's results of operations can be subject to seasonal variations. Generally, during the winter months, demand for new projects and maintenance services may be lower due to reduced construction activity during such weather, while demand for electrical service and repairs may be higher due to damage caused by inclement weather. Additionally, the industry can be highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Typically, the Company experiences lower gross margins and operating margins during the winter months. Quarterly results may also be materially affected by the timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

YEAR 2000

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance, but systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

  The Company has made a preliminary review of both its information technology and its non-information technology systems to determine whether they are Year 2000 compliant. Additionally, the Company reviews the systems of all of its potential acquisitions for Year 2000 compliance. The Company has not identified any material systems which are not Year 2000 compliant. The Company is currently preparing a formal questionnaire for all significant suppliers, customers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company has received oral assurances of Year 2000 compliance from many of the third parties with whom it has relationships. Unless public suppliers of water, electricity, natural gas and telecommunications are disrupted for a substantial period of time (in which case the Company's business may be materially and adversely affected), the Company believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant. Further, the Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. While it is not possible at present to quantify the cost of corrective actions, management does not expect that these actions will materially exceed the cost of normal software upgrades and replacements expected to occur through the Year 2000. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. Therefore, there can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers would not materially and adversely affect the Company's business, financial condition or operating results. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary implement appropriate contingency plans.

                             QUANTA SERVICES, INC.

                          PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

  (c) Unregistered Sales of Securities.

  Set forth below is certain information concerning all sales of securities by the Company during the three month period ended September 30, 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

  Between July 1, 1998 and September 30, 1998, the Company issued 2,089,548 shares of Common Stock as part of the consideration for the Purchased Companies. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

      10.5  --Second Amended and Restated Secured Credit Agreement dated as of
             November 12, 1998 among Quanta Services, Inc., and the banks named therein, as Lenders.
      27.1  --Financial data schedule

  (b) Reports on Form 8-K:

  On August 19, 1998, the Company filed a Current Report on Form 8-K to report the Company's acquisition of Underground Construction Co., Inc. on August 4, 1998. This acquisition was accounted for as a purchase.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTA SERVICES, INC.

Dated: November 16, 1998

                                                  /s/ James H. Haddox
                                          By:__________________________________
                                                      James H. Haddox
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                               DESCRIPTION
 -------                             -----------
  10.5   --Second Amended and Restated Secured Credit Agreement dated as of
          November 12, 1998 among Quanta Services, Inc., and the banks named therein, as Lenders.
  27.1   --Financial data schedule