Form 10-K
period 1998-12-31
QUANTA SERVICES INC
filed 1999-03-31
CIK 1050915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

MARK ONE
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13831

                             QUANTA SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      74-2851603
         (State or other jurisdiction                (IRS employer identification no.)
      of incorporation or organization)

                      1360 POST OAK BOULEVARD, SUITE 2100
                              HOUSTON, TEXAS 77056
          (Address of principal executive offices, including ZIP Code)

                                 (713) 629-7600
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
       Common Stock, $.00001 par value                    New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                                ----------------
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant was approximately $516,030,696 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of March 15, 1999 was 25,670,073.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 19, 1999, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             QUANTA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                   PART I.

Item 1.   Business....................................................     1
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Security Holders.........    11

                                   PART II.

Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................    12
Item 6.   Selected Financial Data.....................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    15
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    22
Item 8.   Financial Statements and Supplementary Data.................    23
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................    46

                                  PART III.

Item 10.  Directors and Executive Officers of the Registrant..........    46
Item 11.  Executive Compensation......................................    46
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    46
Item 13.  Certain Relationships and Related Transactions..............    46

                                   PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    46

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Quanta is a leading provider of specialty contracting and maintenance services primarily for electric and telecommunications infrastructure in North America. We also install transportation control and lighting systems and provide specialty contracting services to commercial and industrial customers. Quanta, on a pro forma basis including all companies acquired prior to December 31, 1998, had combined revenues for the year ended December 31, 1998 of $423.6 million, of which 45.2% was attributable to electric utility infrastructure services, 37.9% was attributable to telecommunications infrastructure services, 9.5% was attributable to transportation control and lighting systems services and 7.4% was attributable to commercial and industrial services.

     We provide services to electric utilities, telecommunication and cable television operators, governmental entities, general contractors and builders, and owners and managers of commercial and industrial properties. We currently have offices in 20 states, and perform work nationwide. We have strategic alliance agreements or long-term maintenance agreements with some of our customers including Enron Capital & Trade Resources Corp., Nevada Power Company, Pacific Gas & Electric Company, Pacific Bell and Western Resources, Inc.

     Quanta was formed through the combination of four separate specialty contracting businesses in February 1998 when we completed our initial public offering (the "IPO"). We intend to continue to pursue an aggressive acquisition strategy to acquire operations in new markets, as well as leverage current operations within existing markets. Between our IPO and December 31, 1998, we acquired 12 additional specialty contracting businesses. Internal growth is also an important component of our growth strategy. The businesses we have acquired through December 31, 1998, including those acquired concurrently with our IPO, have achieved internal revenue growth on a pro forma combined basis at a compound annual rate of 25.6% between 1996 and 1998. Subsequent to December 31, 1998 and through March 15, 1999, we acquired eight other specialty contracting businesses.

INDUSTRY OVERVIEW

     Quanta estimates that the electrical and telecommunications contracting industry generates annual revenues in excess of $40 billion. We believe that growth in this industry is being positively affected by the following trends:

     Deregulation. The wholesale electricity market, including sales of electricity between utilities and other generators, is regulated by the Federal Energy Regulatory Commission ("FERC"). In 1996, FERC accelerated the deregulation of the electric power industry by issuing Order nos. 888 and 889, which require shareholder-owned utilities (of which there were approximately 223 in 1997) to provide wholesale electricity suppliers with access to transmission services. We expect the deregulation of the electric power industry to increase competition among suppliers of electricity, which will lead utilities to lower their costs by outsourcing non-core functions such as the installation, construction, maintenance and repair of electric transmission and distribution systems and electric substations, services that have traditionally been performed by the utilities themselves.

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

     Upgrading and Expanding Existing Infrastructure. As access to electric transmission services increases, we believe that financial penalties will be imposed upon electric utilities in the event of transmission and distribution system downtime attributable to the utilities. As a result, we expect that utilities will modernize existing transmission systems, which will increase the amount of upgrading and repair work available to outside contractors. Quanta also expects commercial and industrial companies to continue to upgrade and expand their existing electrical infrastructure as a result of (1) increasing levels of modernization activity, (2) the effects of more stringent electric codes, which establish minimum power and safety requirements, (3) revised national energy standards and (4) increases in use of electric power.

     The amount of traditional voice and data traffic has increased steadily, and growth in the use of personal computers and modems has created significant data traffic from a wide variety of sources. Because of the physical limitations of the existing communications network facilities, Quanta believes there is an immediate need to upgrade and expand facilities with new and innovative technology, expanding and in many cases replacing existing telecommunications and cable television infrastructure to allow for increases in the volume of traffic. The need to upgrade and expand telecommunications infrastructure as a result of deregulation and the growth in consumer demand for enhanced telecommunications services is expected to continue to prompt telecommunications providers to increase the current level of outsourcing to independent contractors who serve the industry.

     Increased Outsourcing. The outsourcing trend has largely been driven by the efforts of electric utilities and telecommunications providers to reduce costs and focus on their core competencies. Quanta believes that electric utilities and telecommunications providers will increasingly seek comprehensive solutions to their infrastructure needs by utilizing fewer qualified contractors that can provide a full range of new construction, installation, repair, maintenance and emergency services.

     We believe that our industry is highly fragmented. According to the U.S. Census Bureau, there are more than 50,000 electrical and telecommunications contracting businesses, consisting of a small number of regional or national providers and a large number of relatively small, owner-operated businesses that have limited access to capital and that offer a limited range of services. We believe that the fragmented nature of the industry presents substantial consolidation and growth opportunities for companies with a disciplined acquisition program, a decentralized operating strategy and access to financial resources. We also believe that the prominence and operating strength of the businesses we have acquired and the experience of our executive management will provide us with significant competitive advantages to capitalize on these opportunities.

STRATEGY

     We plan to continue to maintain our position as a leading provider of electric and telecommunications infrastructure contracting services by emphasizing continued internal growth, expanding through acquisitions and implementing our operating strategy.

     INTERNAL GROWTH. We are focused on continuing our strong internal growth by
(1) increasing the volume of services provided to existing customers, (2) expanding the scope of services provided to existing customers, (3) broadening our customer base and (4) geographically expanding our service area. We believe we will be able to expand the services we offer in our markets by leveraging the specialized strengths of our individual acquired businesses. Such services include design and engineering, where the contractor applies in-house engineering expertise to design the most cost-effective system, and the application of new technologies, such as the LineMaster robotic arm (for which we acquired the United States patent in July 1998) that can be used to facilitate the repair of high voltage power transmission lines without taking them out of service. We also believe that strategic agreements with large electric and telecommunications infrastructure owners will provide opportunities for future internal growth. For instance, in October 1998, we entered into a strategic investment agreement with Enron Capital & Trade Resources Corp. ("Enron Capital"), a subsidiary of Enron Corp., under which Enron Capital and an affiliate made an investment of $49.4 million in Quanta in the form of convertible subordinated notes (the "Convertible Subordinated Notes"). Additionally, Quanta and Enron Capital entered into a strategic alliance under which Enron Capital and Quanta agreed to exchange information regarding the design, installation and maintenance of electric power transmission and distribution systems and fiber optic communications systems.

     ACQUISITIONS. We believe that the increasing trend toward the outsourcing of services to the electric and telecommunications infrastructure contracting industry will result in a competitive disadvantage for small and mid-sized companies that do not have access to capital and cannot provide a broad range of specialty contracting services on a national basis. In addition, Quanta expects that there will continue to be a large number of attractive acquisition candidates due to the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners for liquidity. We believe that our financial strength and experienced management will be attractive to acquisition candidates. The key elements of our acquisition strategy are:

          Enter New Geographic Markets. Quanta intends to expand into geographic markets we do not currently serve by selectively acquiring well-established specialty electrical and telecommunications contractors that are leaders in their regional markets, are financially stable, have a strong customer base, have senior management committed to participating in the future growth of Quanta and can serve as "platforms" for Quanta's future growth.

          Expand Within Existing Markets. Quanta intends to explore acquisition opportunities in the geographic markets we already serve as well as geographic markets served by businesses we acquire in the future. Once we have entered a specific geographic market, we will seek to acquire other well-established companies in that particular market to deepen our market penetration and expand the range of services offered to our customers. Quanta will also pursue "tuck-in" acquisitions of smaller companies whose operations can be integrated into and leveraged with an existing operation.

     OPERATING STRATEGY. The key elements of our operating strategy are:

          Operate on a Decentralized Basis. We manage our operations on a decentralized basis while maintaining operating and financial controls. Local management retains responsibility for the operations, profitability and growth of its individual business. We believe that, while maintaining operating and financial controls, our decentralized operating structure retains the entrepreneurial spirit of each of the businesses we acquire and permits us to capitalize on the acquired businesses' local and regional market knowledge, specialized skills and customer relationships. In addition, we believe that our operating efficiency, financial strength, technical expertise, presence in key geographic areas and reputation for quality and reliability provide competitive advantages in bidding for, winning and executing new contracts for infrastructure projects. While local management retains control of the operations of its individual business, our executive management has responsibility for corporate strategy and acquisitions, financing, insurance, investor relations and employee benefit plans.

          Achieve Operating Efficiencies. Certain administrative functions are being centralized. In addition, by combining overlapping operations of certain of the businesses we acquire, we expect to achieve more efficient asset utilization and realize savings in overhead and other expenses. We intend to use our increased purchasing power to gain volume discounts in areas such as vehicles and equipment, electrical materials, marketing, bonding, employee benefits and insurance. We will seek to realize cost savings and other benefits by the sharing of purchasing, pricing, bidding and other business practices and the sharing of licenses. Quanta intends to further develop and expand the use of management information systems to facilitate financial control, project costing and asset utilization. At some locations, the larger combined workforce will provide additional staffing flexibility.

ACQUISITION PROGRAM

     Between our IPO and March 15, 1999, we acquired 20 specialty contracting businesses which when combined with the four specialty contracting businesses acquired simultaneously with the completion of our IPO in February 1998 (collectively, the "Acquired Businesses") result in pro forma combined revenues for the year ended December 31, 1998 of $620.2 million. We acquired these 20 businesses for a combined consideration of $185.6 million in cash and notes and 7.6 million shares of common stock. The following table describes the businesses we have acquired between the IPO and March 15, 1999:

                                       MONTH
BUSINESS ACQUIRED                     ACQUIRED   PRINCIPAL SERVICE SECTORS     HEADQUARTERS
-----------------                     --------   -------------------------   ----------------
Valverde Communications, Inc........    3/99     Telecommunications          Fontana, CA
Western Directional, Inc............    3/99     Telecommunications/         Santa Clara, CA
                                                 Electric
Northern Line Layers, Inc...........    2/99     Telecommunications/         Billings, MT
                                                 Electric
R. A. Waffensmith, Inc..............    2/99     Electric                    Boulder, CO
Dillard Smith Construction
  Company...........................    2/99     Electric                    Chattanooga, TN
The Ryan Company, Inc...............    2/99     Electric                    Boston, MA
Fiber Technology, Inc...............    2/99     Telecommunications          Houston, TX
Tip Top Arborists, Inc..............    2/99     Electric                    Lancaster, CA
Wilson Roadbores, Inc...............   12/98     Telecommunications/         Princeton, MO
                                                 Electric
Manuel Bros., Inc...................   10/98     Telecommunications          Grass Valley, CA
Smith Contracting...................   09/98     Telecommunications          Fergus Falls, MN
Harker & Harker, Inc................   09/98     Electric                    Reno, NV
Telecom Network Specialists, Inc....   08/98     Telecommunications          Kirkland, WA
Sumter Builders, Inc................   08/98     Electric                    Sumter, SC
North Pacific Construction Co.......   08/98     Telecommunications          Woodland, CA
Underground Construction Co.,
  Inc...............................   08/98     Telecommunications/         Benicia, CA
                                                 Transportation/
                                                 Commercial and Industrial
Environmental Professional
  Associates, Ltd...................   07/98     Electric                    Marysville, CA
NorAm Telecommunications, Inc.......   06/98     Telecommunications          Clackamas, OR
Spalj Construction Company..........   05/98     Telecommunications          Deerwood, MN
Golden State Utility Co.............   04/98     Telecommunications          Turlock, CA

     We believe that we are regarded by acquisition candidates as an attractive acquiror because of (1) our strategy for creating a national, comprehensive and professionally managed specialty electric and telecommunications infrastructure contracting business, (2) our decentralized operating strategy and opportunities to participate in a larger organization, (3) our access to financial resources as a public company, (4) our potential for increased profitability due to centralizing certain administrative functions, enhanced systems capabilities and economies of scale and (5) the potential for owners of the businesses being acquired to participate in our planned growth while realizing liquidity. We believe that the management of the acquired businesses will be instrumental in identifying and assisting in the completion of future acquisitions.

     We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates. These criteria evaluate a variety of factors, including, but not limited to (1) historical and projected financial performance, (2) experience and reputation of the candidate's management and operations, (3) composition and size of the candidate's customer base, (4) whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates, (5) whether the acquisition will augment or increase Quanta's market share or services offered or help protect our existing customer base, (6) potential synergies gained by combining the acquisition candidate with our existing operations and (7) liabilities, contingent or otherwise, of the candidate. We anticipate that the majority of our acquisition candidates in the target markets and industries will have annual revenues ranging from $10 million to $100 million. All acquisition candidates are subject to initial evaluation and approval by our management before being recommended to our Board of Directors.

     As consideration for future acquisitions, we expect to utilize a combination of cash, common stock and debt. The purchase price for each future acquisition will vary. The major factors in establishing the purchase price will be historical earnings, strength of management, future prospects of the acquiree and the ability of the acquiree to complement or leverage the services already offered by us.

SERVICES

     We currently provide specialty contracting and maintenance services for the following: electric utility infrastructure; telecommunications infrastructure; transportation control and lighting systems; and commercial and industrial.

     Electric Utility Infrastructure Services. We perform specialty electrical contracting services for electric utilities, which services generated 45.2% of our pro forma combined revenues for the year ended December 31, 1998. These services include installing, repairing and maintaining electric transmission and distribution lines, maintaining street lights and other system components, constructing electric substations and erecting transmission towers. The work performed often involves the splicing of high voltage lines and, on occasion, the installation of underground high voltage distribution systems. We also repair and replace lines which have been damaged or destroyed as a result of adverse weather conditions.

     Telecommunications Infrastructure Services. We provide a variety of services in connection with telecommunications, cable television and other data transmission, which services generated 37.9% of our pro forma combined revenues for the year ended December 31, 1998. We install fiber optic, coaxial and copper cable both above and below ground on behalf of telecommunications and cable service providers. The services provided by us include design/build consulting, the placing and splicing of cable, excavation of trenches in which to place the cable, placement of related structures such as poles, anchors, conduits, manholes, cabinets and closures, placement of drop lines from the main distribution lines to an individual residence or business and maintenance and removal of these fiber optic, coaxial and copper lines and related structures. We have the ability to directionally bore and place cables, a highly specialized method of positioning buried cable which is often required in congested urban and suburban markets where trenching may be impractical. In addition, we are involved in the engineering, design and erection of communications towers, including cellular telephone, PCS(R) and microwave towers.

     Transportation Control and Lighting Systems Services. We install, maintain and repair traffic and highway control systems, such as signals, signage, lighting and freeway management systems components. In addition, we install overhead cable and control systems for light rail lines, "intelligent" highway control systems and airport lighting and designs, and construct and maintain airport fueling systems. These services generated 9.5% of our pro forma combined revenues for the year ended December 31, 1998.

     Commercial and Industrial Services. We design, install, maintain and repair electrical wiring, telephone and data copper wiring, fiber optic cabling and building control and automation systems for commercial and industrial customers, which services generated 7.4% of our pro forma combined revenues for the year ended December 31, 1998.

CUSTOMERS

     Our customers include electric utilities, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties. Electric utilities, in the aggregate, represent our largest customer base. General contractors, as a group, account for a significant portion of our customers for commercial and industrial work.

     Management at each of the Acquired Businesses has been responsible for developing and maintaining successful long-term relationships with customers. We rely heavily on repeat customers and use both the written and verbal referrals of our satisfied customers to help generate new business. Many of our customers or prospective customers have a qualification procedure for becoming an approved bidder or vendor based upon the satisfaction of particular performance and safety standards set by the customer. These customers often maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. We strive to maintain our status as a preferred or qualified vendor to such customers.

EMPLOYEES

     As of December 31, 1998, Quanta had 330 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and approximately 2,995 hourly employees, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. Approximately 43% of our employees at December 31, 1998 were covered by collective bargaining agreements. We do not anticipate any overall reductions in staff as a result of the consolidation of the Acquired Businesses, although there may be some job realignments and new assignments in an effort to eliminate overlapping and redundant positions.

     Ten of the Acquired Businesses are parties to master collective bargaining agreements with the International Brotherhood of Electrical Workers (the "IBEW"). Two of these businesses are also parties to local agreements with the Laborers International Union and the Operating Engineers Union. Furthermore, one of the Acquired Businesses is a party to local agreements with the Operative Plasters and Cement Masons International Association and the United Brotherhood of Carpenters and Joiners of America. Under these agreements, these companies agree to pay specified wages to their union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of their employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement. None of the Acquired Businesses has experienced any strikes or work stoppages in the past 20 years; however, there can be no assurance that work stoppages or strikes will not occur from time to time.

     Each of the Acquired Businesses provides a variety of health, welfare and benefit plans for their employees who are not covered by collective bargaining agreements. We anticipate that these various employee benefit plans will be replaced by a single plan covering all of our non-bargaining employees. Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching contribution of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary.

     The electric and telecommunications infrastructure contracting industry is experiencing a shortage of skilled craftsmen. In response to the shortage, Quanta seeks to take advantage of various IBEW and NECA referral programs and hire graduates of the joint IBEW/NECA apprenticeship program for training qualified electricians.

     Quanta believes its relationships with its employees and union representatives are excellent.

TRAINING, QUALITY ASSURANCE AND SAFETY

     Performance of Quanta's services requires the use of equipment and exposure to conditions that can be dangerous. Although Quanta is committed to a policy of operating safely and prudently, it has been and is subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of its services. We perform on-site services using employees who have completed our applicable safety and training programs. Quanta's policies require that employees complete the prescribed training and service program of the company for which they work in addition to those required by NECA and the IBEW prior to performing more sophisticated and technical jobs. For example, all journeymen linemen are required by the IBEW and NECA to complete a minimum of 8,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. The Acquired Businesses require additional training, depending upon the sophistication and technical requirements of each particular job. Quanta intends to establish company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing "best practices" throughout our operations.

REGULATION

     Our operations are subject to various federal, state and local laws and regulations including (1) licensing requirements applicable to electricians and engineers, (2) building and electrical codes, (3) permitting and inspection requirements applicable to construction projects, (4) regulations relating to worker safety and environmental protection and (5) special bidding and procurement requirements on government projects.

     We believe that we have all the required licenses to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines and/or revocation of our operating licenses. Many state and local regulations governing electrical construction require permits and licenses to be held by individuals who typically have passed an examination or met other requirements. Quanta intends to implement a policy to ensure that, where possible, any such permits or licenses that may be material to Quanta's operations are held by at least two of our employees.

COMPETITION

     The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. Quanta competes with other independent contractors in most of the markets in which we operate, several of which are large domestic companies that have greater financial, technical and marketing resources. In addition, there are relatively few barriers to entry into the industry in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues are currently derived from fixed price agreements and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort to procure such business. There can be no assurance that Quanta's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to Quanta's services, or that Quanta will be able to maintain or enhance its competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including electric utility and telecommunications providers, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that existing or prospective customers of Quanta will continue to outsource services in the future.

RISK MANAGEMENT, INSURANCE AND PERFORMANCE BONDS

     The primary risks in Quanta's operations are bodily injury, property damage and injured workers' compensation. We maintain automobile and general liability insurance for third party bodily injury and property damage and workers' compensation coverage which we consider sufficient to insure against these risks. Certain of these policies previously maintained by the Acquired Businesses were subject to self- insured amounts ranging from $100,000 to $1,000,000. We have consolidated the casualty insurance programs for all subsidiaries of Quanta, which has resulted in savings from the amounts paid by the Acquired Businesses. This program has no self-insurance provisions. Self-insured claims under previous policies are monitored to ensure that such remaining accruals are adequate. Accruals for outstanding claims are estimated based on known facts and Quanta's prior experience. Actual experience and claims could differ from Quanta's estimates.

     Contracts in the electrical contracting industry may require performance bonds or other means of financial assurance to secure contractual performance. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.

RISK FACTORS

     Quanta's business is subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

     Limited Combined Operating History. Quanta was founded in August 1997 but conducted no operations and generated no revenues prior to acquiring certain of the Acquired Businesses in February 1998. The Acquired Businesses have been operating as separate entities and we expect that these businesses and any others we acquire will continue to operate as separate entities with a large degree of operating autonomy. To manage the combined enterprise on a profitable basis, we must institute certain necessary common systems and procedures. We intend to integrate computer, accounting and financial reporting systems, and certain of the operational administrative, banking and insurance procedures of the businesses we acquire. However, we cannot be certain that we will successfully institute these common systems and procedures. In addition, we cannot be certain that our management group will be able to successfully manage the businesses we acquire as a combined entity and effectively implement our operating or growth strategies.

     Risks Related to Acquisition Strategy. One of our principal growth strategies is to increase our revenues and the markets we serve through the acquisition of additional electric and telecommunications infrastructure operating companies. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We cannot be sure that we will be able to identify, acquire or profitably manage additional businesses. We also cannot be sure that we can integrate successfully any acquired businesses with our other operations without substantial costs, delays or other personal or financial problems. Further, acquisitions involve a number of special risks including:

     - failure of the acquired business to achieve the results we expect;

     - diversion of our management's attention from operational matters;

     - our inability to retain key personnel of the acquired businesses; and

     - risks associated with unanticipated events or liabilities.

     If one of our acquired businesses suffers customer dissatisfaction or performance problems, then the reputation of our entire company could be materially and adversely effected.

     Recoverability of Goodwill. When we acquire a business we record an asset called "goodwill" equal to the excess amount we pay, including liabilities assumed, for the business over the fair value of the tangible and intangible assets of the business we acquire. Pursuant to generally accepted accounting principles, we amortize this goodwill over its estimated useful life. We amortize the goodwill we acquire over 40 years following the acquisition which directly impacts our earnings in those years. Furthermore, we continually evaluate whether events or circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. Should we decide to accelerate the amortization of goodwill or write it off completely, then our results of operations may be materially and adversely affected.

     Risks Related to Acquisition Financing. We cannot readily predict the timing, size and success of our acquisition efforts or the capital we will need for these efforts. We intend to use our common stock for all or a portion of the consideration for future acquisitions. These issuances could have a dilutive effect on our then existing stockholders. If our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their business, we may be required to utilize more of our cash resources to pursue our acquisition program. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. If we seek more debt, we may have to agree to financial covenants that further limit our operational and financial flexibility. If we seek more equity, we may dilute the ownership interests of our then existing stockholders. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us. Our $175.0 million revolving credit facility contains a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. If we cannot secure additional financing on acceptable terms, we may be unable to pursue our acquisition strategy successfully and be unable to support our growth strategy.

     Risks Related to Operating and Internal Growth Strategies. A key element of our strategy is to increase the profitability and revenues of the businesses we acquire. Although we have begun to implement this strategy by various means, we cannot be certain that we will be able to continue to do so successfully. Another key component of our strategy is to operate the business we acquire on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and the internal growth of the individual business. If we do not implement proper overall business controls, this decentralized operating strategy could result in inconsistent operating and financial practices at the businesses we acquire, and our overall profitability could be adversely affected. Our ability to generate internal growth will be affected by, among other factors, our ability to:

     - expand the range of services we offer to customers;

     - attract new customers;

     - increase the number of projects performed for existing customers;

     - hire and retain employees;

     - open additional facilities; and

     - reduce operating and overhead expenses.

     Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth.

     Management of Growth. We expect to grow both internally and through acquisitions. We expect to expend significant time and effort in evaluating, completing and integrating acquisitions. We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth will also impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives.

     Availability of Qualified Employees. Our ability to provide high-quality services on a timely basis requires that we employ an adequate number of skilled electricians, journeymen linemen and project managers. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We, like many of our competitors, are currently experiencing shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel.

     Unionized Workforce. As of December 31, 1998, approximately 43% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationship with our customers. In addition, our acquisition strategy could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.

     Competition. The electric and telecommunications infrastructure contracting industry is highly competitive and is served by numerous small, owner-operated private companies, public companies and several large regional companies. In addition, relatively few barriers prevent entry into our industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we can provide such services. In addition, some of our competitors are larger and have greater resources than us. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position.

     We may also face competition from the in-house service organization of our existing or prospective customers. Electric utility and telecommunications service providers usually employ personnel who perform some of the same type of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

     Risks Associated with Contracts. We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in reduced profitability and losses on projects.

     Certain of our customers assign work to us on a project by project basis under master service agreements. Under master service agreements, our customers generally have no obligation to assign work to us. We cannot be certain that customers with whom we have master service agreements will continue to assign work to us as expected.

     Potential Exposure to Environmental Liabilities. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposing of waste products, PCBs, fuel storage and air quality. As a result of past and future operations at our facilities, we may be required to incur environmental and remediation costs and other cleanup expenses. In addition, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

     Dependence on Key Personnel. We depend on the continued efforts of our executive officers and on senior management of the businesses we acquire. Although we intend to enter into an employment agreement with each of our executive officers and other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time.

     Year 2000. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21(st) century dates from 20(th) century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The unanticipated failure of one of our systems, or one of the systems of our vendors, customers and service providers, to properly recognize date information beyond the year 1999 could have a significant impact on our ability to deliver services to customers and to manage our continuing operations.

     Forward-Looking Statements. A number of statements in this report address activities, events or developments which we anticipate may occur in the future, including our strategy for internal growth and improved profitability, the nature and amount of additional capital expenditures, acquisitions of assets and businesses and industry trends. These statements are based on certain assumptions and analyses we make in light of our perception of historical trends, current business and economic conditions and expected future developments, as well as other factors we believe are reasonable or appropriate. However, whether actual results and developments will conform with our expectations is subject to a number of risks and uncertainties, including:

     - the risk factors discussed in this report;

     - general economic, market or business conditions;

     - the business opportunities (or lack thereof) that may be presented to us and pursued by us; and

     - changes in laws or regulations and other factors.

     Many of these risks and uncertainties are beyond our control. Consequently, we cannot be certain that the actual results or developments that we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations.

ITEM 2. PROPERTIES

FACILITIES

     We lease our corporate headquarters in Houston, Texas. As of December 31, 1998 we maintained 44 offices throughout the United States. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. We own some of the facilities we occupy and lease the rest. We believe that our facilities are sufficient for our current needs.

EQUIPMENT

     We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes and wire pullers and tensioners. As of December 31, 1998, the total size of the rolling-stock fleet was approximately 4,725 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well-maintained and adequate for our present operations. We believe that in the future, we will be able to lease or purchase this equipment at lower prices due to our larger size and the volume of our leasing and purchasing activity.

ITEM 3. LEGAL PROCEEDINGS

     Quanta is, from time to time, a party to litigation or administrative proceedings that arise in the normal course of our business. Quanta does not have pending any litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     We initially offered our common stock to the public on February 12, 1998, the date of our IPO, at a price of $9.00 per share. Our common stock is listed on the NYSE under the symbol "PWR"." The following table sets forth the high and low sales prices per quarter as reported by the NYSE.

                                                               HIGH      LOW
                                                              ------    ------
YEAR ENDED DECEMBER 31, 1998
  1st Quarter (from February 12, 1998)......................  $16.75    $11.00
  2nd Quarter...............................................  $17.75    $12.25
  3rd Quarter...............................................  $15.38    $12.00
  4th Quarter...............................................  $23.00    $11.25
YEAR ENDING DECEMBER 31, 1999
  1st Quarter (through March 15, 1999)......................  $29.75    $21.63

     On March 15, 1999, the last sale price for the common stock as reported by the NYSE was $25.4375 per share. On March 15, 1999, there were 135 holders of record of common stock and 46 holders of record of Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock.

DIVIDENDS

     Quanta currently intends to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not currently intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors. These factors include: our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the terms of our revolving credit facility (the "Credit Facility") and Convertible Subordinated Notes include restrictions on payment of cash dividends without the consent of the respective lenders.

RECENT SALES OF UNREGISTERED SECURITIES

     (a) Between October 1, 1998 and December 31, 1998, Quanta issued 672,089 shares of common stock as part of the consideration for businesses acquired during such period.

     (b) On October 5, 1998, Quanta issued and sold $49,350,000 principal amount of Convertible Subordinated Notes that are convertible, at the option of the holder, into an aggregate of 3,589,091 shares of common stock.

     All of the transactions described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder. All of such sales were conducted without any public solicitation and all of the purchasers were provided with all material information that was available regarding Quanta. All of such purchasers were informed that the transactions were being effected without registration under the Securities Act and that the shares acquired by them could not be resold without registration under the Securities Act unless the sale was effected pursuant to an exemption from the registration requirements thereof.

ITEM 6. SELECTED FINANCIAL DATA

     For financial statement presentation purposes, PAR Electrical Contractors, Inc. ("PAR") has been identified as the "accounting acquiror." Between our IPO in February 1998 and December 31, 1998, we acquired 12 specialty contracting businesses. Of these 12 acquired businesses, 11 were accounted for using the purchase method of accounting (the "Purchased Companies") and one was accounted for using the pooling-of-interests method of accounting (the "Pooled Company"). Quanta's consolidated historical financial statements as of December 31, 1996, 1997 and 1998, and for each of the four years in the period ended December 31, 1998, and the related selected historical financial data have been derived from audited financial statements of Quanta and represent the financial position and results of operations of PAR as restated to include the financial position and results of operations of the Pooled Company. The following selected historical financial data for Quanta as of December 31, 1994 and 1995 and for the year ended December 31, 1994 have been derived from the unaudited financial statements of PAR as restated for the Pooled Company, which have been prepared on the same basis as the audited financial statements and, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. The remaining three specialty electrical contracting businesses we acquired concurrently with our IPO (collectively with PAR, the "Founding Companies") and the Purchased Companies are reflected in the financial statements beginning on their respective dates of acquisition.

     The following selected unaudited pro forma combined financial data present certain data for Quanta, adjusted for (1) the Founding Companies, (2) the effects of certain other pro forma adjustments to the historical financial statements and (3) the consummation of our IPO in February 1998 and the application of the net proceeds therefrom. The pro forma combined results do not include the pre-acquisition results of the Purchased Companies which are reflected in the financial statements beginning on their respective dates of acquisition. The unaudited pro forma combined statements of operations data assume that the acquisition of the Founding Companies, the IPO and related transactions occurred on January 1, 1997 and are not necessarily indicative of the results that we would have obtained had these events actually then occurred or of our future results. During the pro forma periods presented below, the Founding Companies were not under common control or management. Therefore, the data presented may not be comparable to or indicative of post combination results to be achieved by us. The unaudited pro forma combined statements of operations should be read in conjunction with the audited financial statements included elsewhere in this Report.

                                                          YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               1994      1995      1996      1997       1998
                                              -------   -------   -------   -------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL STATEMENTS OF OPERATIONS DATA:
  Revenues..................................  $57,020   $53,224   $71,294   $76,204   $309,209
  Costs of services (including
     depreciation)..........................   47,216    44,608    57,164    58,896    249,195
                                              -------   -------   -------   -------   --------
  Gross profit..............................    9,804     8,616    14,130    17,308     60,014
  Selling, general and administrative
     expenses...............................    6,686     6,438     9,876    11,589     26,418
  Merger expenses -- pooling................       --        --        --        --        231
  Goodwill amortization.....................      184        50        55        56      2,513
                                              -------   -------   -------   -------   --------
  Income from operations....................    2,934     2,128     4,199     5,663     30,852
  Other income (expense), net...............     (598)     (712)   (1,020)   (1,350)    (3,994)
                                              -------   -------   -------   -------   --------
  Income before income tax provision........    2,336     1,416     3,179     4,313     26,858
  Provision for income taxes................      867       353     1,389     1,786     11,683
                                              -------   -------   -------   -------   --------
  Net income................................  $ 1,469   $ 1,063   $ 1,790   $ 2,527   $ 15,175
                                              =======   =======   =======   =======   ========
  Basic earnings per share..................  $  0.37   $  0.27   $  0.45   $  0.64   $   0.86
                                              =======   =======   =======   =======   ========
  Diluted earnings per share(1).............  $  0.37   $  0.27   $  0.45   $  0.64   $   0.84
                                              =======   =======   =======   =======   ========
  Diluted earnings per share before merger
     expenses(1)............................  $  0.37   $  0.27   $  0.45   $  0.64   $   0.85
                                              =======   =======   =======   =======   ========
  Shares used in computing earnings per
     share(2)...............................
     Basic..................................    3,952     3,952     3,952     3,952     17,646
                                              =======   =======   =======   =======   ========
     Diluted................................    3,952     3,952     3,952     3,952     18,666
                                              =======   =======   =======   =======   ========

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA:
  Revenues..................................................    $179,374       $323,745
  Costs of services (including depreciation)................     144,474        261,368
                                                                --------       --------
  Gross profit..............................................      34,900         62,377
  Selling, general and administrative expenses(3)...........      14,864         27,374
  Merger expenses -- pooling................................          --            231
  Goodwill amortization(4)..................................       1,696          2,731
                                                                --------       --------
  Income from operations....................................      18,340         32,041
  Other income (expense), net(5)............................      (1,090)        (3,911)
                                                                --------       --------
  Income before income tax provision........................      17,250         28,130
  Provision for income taxes(6).............................       7,426         12,260
                                                                --------       --------
  Net income................................................    $  9,824       $ 15,870
                                                                ========       ========
  Basic earnings per share..................................    $   0.58       $   0.82
                                                                ========       ========
  Diluted earnings per share(1).............................    $   0.58       $   0.81
                                                                ========       ========
  Diluted earnings per share before merger expenses(1)......    $   0.58       $   0.82
                                                                ========       ========
  Shares used in computing pro forma earnings per
     share(2)...............................................
     Basic..................................................      16,995         19,314
                                                                ========       ========
     Diluted................................................      16,995         20,334
                                                                ========       ========

                                                                 HISTORICAL
                                              ------------------------------------------------
                                                                DECEMBER 31,
                                              ------------------------------------------------
                                               1994      1995      1996      1997       1998
                                              -------   -------   -------   -------   --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...........................  $ 1,794   $   871   $ 1,792   $ 2,186   $ 55,881
  Total assets..............................   22,713    24,761    29,734    35,747    334,958
  Long-term debt, net of current
     maturities.............................    4,512     4,291     6,478     7,542     60,201
  Convertible Subordinated Notes............       --        --        --        --     49,350
  Total stockholders' equity................    7,921     8,709     8,460    11,210    170,298

---------------

(1) For purposes of computing historical and pro forma diluted earnings per share, net income has been increased by $506,000 due to reduced interest expense from the assumed conversion of the Convertible Subordinated Notes.

(2) The shares used in computing earnings per share for the following periods include:
     (a)Four years ended December 31, 1997 (historical) -- the 3,000,000 shares issued to the stockholders of PAR Electrical Contractors, Inc. and the 951,945 shares issued in connection with the acquisition of the Pooled Company.
     (b)Year ended December 31, 1997 (pro forma) -- shares used in the calculation of basic and diluted earnings per share include (1) the shares described above in (a), (2) 5,750,000 shares of common stock sold in our initial public offering, (3) 4,527,000 shares issued to the owners of the other Founding Companies and (4) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and management personnel of Quanta. The 579,222 shares excluded reflect net cash to Quanta.
     (c)Year ended December 31, 1998 (historical) -- shares used in the calculation of basic earnings per share include the weighted average portion of (1) the shares described above in (a) and (b), (2) 4,058,376 shares issued in acquisitions accounted for as purchases and (3) shares issued upon exercise of stock options.

        Shares used in the calculation of the diluted earnings per share include
        (1) the shares described above, (2) the dilution attributable to the assumed conversion of the Convertible Subordinated Notes and (3) the dilution attributable to outstanding options to purchase common stock using the treasury stock method.
     (d)Year ended December 31, 1998 (pro forma) -- shares used in the calculation of basic earnings per share information include the shares used in the calculation of historical basic earnings per share described in (c) above computed as if those shares had been issued as of January 1, 1998, except for the shares issued in acquisitions accounted for as purchases, which are considered to be issued on their respective dates of acquisition.

        Shares used in the calculation of pro forma diluted earnings per share include (1) the shares described above, (2) the dilution attributable to the assumed conversion of the Convertible Subordinated Notes, and (3) the dilution attributable to outstanding options to purchase common stock using the treasury stock method.

(3) The unaudited pro forma combined statement of operations data reflect an aggregate of approximately $2.7 million for the year ended December 31, 1997 in pro forma reductions in salaries, bonuses and benefits of the previous owners and management of the Founding Companies. These amounts are intended to show you the difference between the historical compensation costs for these owners and management and the amounts to which they have agreed with us on a prospective basis.

(4) Reflects amortization of goodwill over a 40-year period as a result of our acquisition of the Founding Companies as if they had been acquired on January 1, 1997 and the Purchased Companies beginning on their respective dates of acquisition, using the purchase method of accounting.

(5) Reflects additional interest expense related to borrowings required to fund certain S Corporation Distributions of the Founding Companies, net of interest savings on the Founding Companies' debt assumed to be repaid using proceeds from the IPO.

(6) Assumes all pretax pro forma combined income before non-deductible goodwill and other permanent items is subject to an estimated 39.0% combined tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Report. Except for the historical financial information contained herein, the matters discussed in this Report may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such statements include declarations regarding our intent, belief or current expectations, statements regarding the future results of acquired companies, our gross margins and our expectations regarding Year 2000 issues. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those discussed in "Business -- Risk Factors" in this Report.

INTRODUCTION

     Quanta derives its revenues from one reportable segment by providing specialty contracting and maintenance services related to electric and telecommunications infrastructure, installing transportation control and lighting systems, and providing specialty contracting services to the commercial and industrial markets. Our services include the installation, repair and maintenance of electric power transmission and distribution lines, telecommunication lines and cable television lines, the construction of electric substations, the erection of cellular telephone, PCS(R) and microwave towers, the installation of highway lighting and traffic control systems, specialized underground construction including underground fueling systems, design and engineering services, as well as the provision of specialty contracting services for electric, video, security, fire, voice and data systems. Our customers include electric utilities, telecommunication and cable television system operators, governmental entities, general contractors and owners and managers of commercial and industrial properties. Including all companies we acquired prior to December 31, 1998, we had pro forma combined revenues for the year ended December 31, 1998 of $423.6 million, of which 45.2% was attributable to electric utility infrastructure services, 37.9% was attributable to telecommunications infrastructure services, 9.5% was attributable to transportation control and lighting systems services and 7.4% was attributable to commercial and industrial services.

     Quanta enters into contracts principally on the basis of competitive bids, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, the contracts are usually on either a lump sum or unit price basis in which we agree to do the work for a fixed amount for the entire project (lump sum) or for units of work performed (unit price). We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price master service agreements which are renewable annually. We generally record revenues from lump sum contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Quanta recognizes revenue when services are performed except when work is being performed under a fixed price or cost-plus-fee contract. Such contracts generally provide that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. Our fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and forwards the retainage to us upon completion and approval of the work.

     Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Quanta's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be predicted with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance. Fluctuations in insurance accruals related to this deductible could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

     The Acquired Businesses have operated throughout the pre-acquisition periods presented as independent, privately-owned entities, and their results of operations reflect varying tax structures (S corporations or C corporations) which have influenced the historical level of owners' compensation. Gross profits and selling, general and administrative expenses as a percentage of revenues may not be comparable among the individual Acquired Businesses. In connection with Quanta's acquisitions, certain owners of the businesses we have acquired through December 31, 1998 have agreed to reductions in their compensation and related benefits totaling $8.4 million and $2.5 million lower than 1997 and 1998 levels, respectively. Such reductions have been reflected in the terms of the employment agreements entered into between us and these persons.

     Quanta believes that it will realize savings from:

     - consolidation of insurance and bonding programs,

     - reduction in other selling, general and administrative expenses such as training, marketing, communications and professional fees,

     - our ability to borrow at lower interest rates than most, if not all, of the Acquired Businesses,

     - consolidation of operations in certain locations, and

     - greater volume discounts from suppliers of materials, parts and supplies.

     We anticipate that additional costs related to our new corporate infrastructure, operating as a public company and integrating the Acquired Businesses will partially offset these savings. We believe that neither these savings nor the costs associated therewith can be quantified at this time as there have been limited combined operating results upon which to base any assumptions. As a result, these savings and associated costs have not been included in the pro forma financial information included herein.

     The acquisition of the Founding Companies (excluding PAR) and the Purchased Companies have been accounted for using the purchase method of accounting. Accordingly, the excess amount we paid, including liabilities assumed, for such businesses acquired prior to December 31, 1998, over the fair value of the tangible and intangible assets of these businesses of $127.7 million has been recorded as goodwill. In addition, goodwill of $25.6 million has been recorded attributable to the 3,345,333 shares of Limited Vote Common Stock issued to initial stockholders and management. Together, this goodwill, totaling $153.3 million, will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income. The pro forma effect of this amortization expense, the majority of which is not deductible for tax purposes, is expected to be approximately $3.8 million per year.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

     Quanta's results of operations can be subject to seasonal variations. During the winter months, demand for new projects and maintenance services may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and maintenance services. Additionally, the industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Typically, we experience lower gross margins and operating margins during the winter months. The timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1998, Quanta completed its IPO, which involved the issuance of 5,000,000 shares of common stock at a price of $9.00 per share (before deducting underwriting discounts and commissions). In March 1998, Quanta sold an additional 750,000 shares of common stock at a price of $9.00 per share (before deducting underwriting discounts and commissions) pursuant to the underwriters' overallotment option. We realized proceeds from these transactions, net of the discounts and after deducting the expenses of the IPO, of approximately $44.9 million. Of this amount, we used $21.0 million to fund the cash portion of the purchase price relating to the acquisition of the Founding Companies.

     As of December 31, 1998, Quanta had cash and cash equivalents of $3.2 million, working capital of $55.9 million and long-term debt of $60.2 million, net of current maturities, including borrowings of $56.0 million under the Credit Facility, and the Company had $2.5 million of letters of credit outstanding under the Credit Facility. In addition, the Company had $49.4 million of Convertible Subordinated Notes.

     During the year ended December 31, 1998, operating activities provided a net cash flow of $8.3 million. Changes in working capital accounts are driven predominantly by the acquisitions throughout the year and as such are not comparable to prior periods. We used net cash in investing activities of $109.1 million, including $89.2 million used for the purchase of businesses, net of cash acquired. Financing activities provided a net cash flow of $103.5 million, resulting primarily from $44.9 million of net proceeds from the IPO, $52.5 million from net borrowings under our Credit Facility, $49.4 million of net proceeds from issuance of the Convertible Subordinated Notes, partially offset by $32.8 million in repayments of debt assumed in connection with acquisitions and cash payments of $8.4 million representing cash consideration paid to the stockholders of PAR.

     In August 1998, we amended our $50.0 million Credit Facility to increase it to $125.0 million. In November 1998, we expanded our bank group from two banks to nine banks and amended the Credit Facility to increase it to $175.0 million. We pledged all of the capital stock of our material operating subsidiaries and the majority of our assets to secure the Credit Facility. The purpose of the Credit Facility is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR" which was 5.63% at December 31, 1998) plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate (which was 7.75% at December 31, 1998) plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We incur commitment fees of 0.175% to 0.30% (based on certain financial ratios) on any unused borrowing capacity under the Credit Facility. Quanta's existing and future subsidiaries will guarantee the repayment of all amounts due under the Credit Facility, and the Credit Facility restricts pledges of all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of March 15, 1999, we had approximately $73.9 million outstanding under the Credit Facility and $3.5 million of letters of credit outstanding, resulting in a borrowing availability of $97.6 million under the revolving Credit Facility.

     Additionally, on October 5, 1998, we issued and sold $49.4 million of Convertible Subordinated Notes bearing interest at 6 7/8% to Enron Capital and one of its affiliates. We used the proceeds of the Convertible Subordinated Notes to reduce outstanding borrowings under the Credit Facility. The Convertible Subordinated Notes include restrictive covenants substantially similar to those included in the Credit Facility. The Convertible Subordinated Notes are convertible into common stock at any time at the option of the holder at a conversion price of $13.75 per share, subject to adjustment. The Convertible Subordinated Notes are nonredeemable for four years and are redeemable thereafter at our option at a redemption price which is initially $103.50 per $100.00 principal amount, with such premium declining ratably over the succeeding four years. The Convertible Subordinated Notes are mandatorily redeemable in nine semi-annual installments beginning in June 2006. Upon a change in control, the Convertible Subordinated Notes are mandatorily redeemable at a redemption price which is initially $107.00 per $100.00 principal amount, with such premium declining ratably over eight years following the date of issuance.

     The Company issued shares of common stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of the Pooled Company. The ESOP was terminated on July 31, 1998, and pending a favorable determination letter from the Internal Revenue Service, a portion of the shares of the Company's common stock held by the ESOP will be sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares will be distributed to its participants. The cost of the unallocated ESOP shares is reflected as a reduction in the Company's stockholders' equity. Upon distribution from the ESOP, the Company will owe an excise tax equal to 10% of the value of the Company's common stock distributed. In addition, the Company will eliminate the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and will have to recognize a non-cash non-recurring compensation charge equal to the value of the unallocated shares held by the ESOP at the time it allocates and distributes such shares. We currently cannot determine the amount of the excise tax that will be owed or the non-cash, non-recurring compensation charge that will be recognized. However, based on the closing price of our common stock on December 31, 1998, the amount of such charges would be approximately $670,000 and $2,541,000, respectively.

     In January 1999, we completed our second public offering of common stock, which included the issuance of 4,600,000 shares of common stock (including 600,000 shares pursuant to the underwriters' over-allotment option) at a price of $23.25 per share (before deducting underwriting discounts and commissions). We realized proceeds from this transaction, net of the discounts and after deducting the expenses of the offering, of approximately $101.3 million. Of this amount, we used $57.8 million to repay outstanding indebtedness under the Credit Facility and the remainder to acquire additional businesses.

     In addition to the Founding Companies, through March 15, 1999, we have acquired 20 companies for an aggregate consideration of 7.6 million shares of common stock and $185.6 million in cash and notes. The cash portion of such consideration was provided by borrowings under the Credit Facility and proceeds from the IPO and our second public offering of common stock. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

     We intend to continue our aggressive acquisition program, and to continue to use a combination of cash and common stock to finance the principal part of the consideration payable in acquisitions. We anticipate that our cash flow from operations and the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months.

INFLATION

     Due to relatively low levels of inflation experienced during the years ended December 31, 1996, 1997 and 1998, inflation did not have a significant effect on the results of Quanta or any of the Acquired Businesses.

YEAR 2000

     Impact of Year 2000. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance, but systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     State of Readiness. We have assessed our Year 2000 issues and have developed a plan to address both the information technology ("IT") and non-IT systems issues. We have not developed any of the systems we use in our business; consequently, we believe our Year 2000 issues relate to systems that different vendors have developed and sold to us. We assess Year 2000 issues relating to the operating and other systems of all business we may acquire. Since our acquisition program is ongoing, our assessment of potential Year 2000 issues is not complete.

     We have circulated a formal questionnaire to all of our significant suppliers, customers and service providers to determine the extent to which Quanta is vulnerable to those third parties' failure to remediate the Year 2000 problem. We have received assurances of Year 2000 compliance from many of our suppliers, customers and service providers, including the providers of most of our computer systems and the providers of financial services to us. Because of the nature of our business and the number of vendors available to us, we believe that our operations will not be significantly disrupted even if third parties with whom we have relationships are not Year 2000 compliant.

     Costs to Address the Year 2000 Issue. We have not identified any material systems which are not Year 2000 compliant, although four of our Acquired Businesses have systems which are not Year 2000 compliant. We plan to have replacements for these systems operational by December 31, 1999, at an estimated cost of $350,000, as part of our previously planned systems integration program which will be funded from cash flows from operations. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. We have not delayed any IT projects due to our Year 2000 compliance program.

     Risks to the Company and Contingency Plan. In the worst case scenario, if the replacements and modifications are not completed, our operating subsidiaries may experience temporary problems with certain computer systems that contain date critical functions. We believe that any temporary disruptions from the failures of our own systems would not be material to our overall business or results of operations. However, should our customers experience a sustained period of unanticipated disruption because of Year 2000 problems, our customers may delay the award of new contracts or payment for work already completed, and our business, results of operations and financial condition may be materially and adversely affected. As a contingency plan, immediately prior to January 1, 2000, we intend to maintain an adequate supply of fuel and spare parts so that we can continue to operate normally until such time as any temporary Year 2000 problems related to our operations are remedied. The Company will continue throughout 1999 to consider the likelihood of a material business interruption due to the Year 2000 issue.

     While we have made a careful assessment of both our own internal operating systems and the Year 2000 compliance of our suppliers, customer and service providers, because of the complexity of the problem, we cannot be certain that all of our own systems and those of third parties with whom we operate will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant will not materially and adversely affect our business, results of operations or financial condition.

RESULTS OF OPERATIONS

     For financial statement presentation purposes, as required by the rules and regulations of the Securities Act, PAR has been identified as the accounting acquiror. As such, the financial statements of Quanta for periods prior to February 18, 1998 are the financial statements of PAR as restated for the acquisition of the Pooled Company. The operations of the other Founding Companies have been included in our historical Financial Statements beginning February 19, 1998 and the operations of the Purchased Companies have been included from their respective acquisition dates.

     The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                 1996              1997               1998
                                            ---------------   ---------------   ----------------
                                                           (DOLLARS IN THOUSANDS)
Revenues..................................  $71,294   100.0%  $76,204   100.0%  $309,209   100.0%
Cost of services..........................   57,164    80.2    58,896    77.3    249,195    80.6
                                            -------   -----   -------   -----   --------   -----
Gross Profit..............................   14,130    19.8    17,308    22.7     60,014    19.4
Selling, general and administrative
  expenses................................    9,876    13.8    11,589    15.2     26,418     8.5
Merger expenses -- pooling................       --      --        --      --        231     0.1
Goodwill amortization.....................       55     0.1        56     0.1      2,513     0.8
                                            -------   -----   -------   -----   --------   -----
Income from operations....................    4,199     5.9     5,663     7.4     30,852    10.0
Other income (expense), net...............   (1,020)    1.4    (1,350)    1.8     (3,994)    1.3
                                            -------   -----   -------   -----   --------   -----
Income before income tax provision........    3,179     4.5     4,313     5.6     26,858     8.7
Provision for income taxes................    1,389     1.9     1,786     2.3     11,683     3.8
                                            -------   -----   -------   -----   --------   -----
Net income................................  $ 1,790     2.6%  $ 2,527     3.3%  $ 15,175     4.9%
                                            =======   =====   =======   =====   ========   =====

QUANTA RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Revenues. Historical revenues increased $233.0 million, or 305.8%, to $309.2 million for the year ended December 31, 1998. This increase in revenues was primarily attributable to revenues from Purchased Companies acquired in 1998 of $93.6 million and revenues attributable to the Founding Companies acquired on February 18, 1998 of $131.4 million.

     Gross profit. Gross profit increased $42.7 million, or 246.7%, to $60.0 million for the year ended December 31, 1998. Gross margin decreased from 22.7% for the year ended December 31, 1997 to 19.4% for the year ended December 31, 1998. This decrease in gross margin was primarily due to a larger amount of high margin storm and emergency work performed by PAR in 1997 compared to 1998, and the acquisition of the Founding and Purchased Companies which earned lower margins than those experienced by PAR and the Pooled Company in 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $14.8 million, or 128.0%, to $26.4 million for the year ended December 31, 1998, due to the acquisition of the Founding Companies on February 18, 1998, the acquisition of the Purchased Companies, increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects, and the establishment of a corporate office and administrative infrastructure during 1998.

As a percentage of revenues, selling, general and administrative expenses decreased due to excess compensation paid to the owners of PAR in 1997 as compared to agreed upon salary levels at the date of the IPO and due to the Pooled Company having a higher sales commission structure than the Founding and Purchased Companies.

     Other income (expense), net. Other income (expense), net increased $2.6 million, or 195.9%, to $4.0 million for the year ended December 31, 1998 due to interest expense attributable to higher levels of debt resulting from cash paid and debt assumed in connection with the acquisition of certain Acquired Businesses. In addition, the Company borrowed funds under the Credit Facility for equipment purchases and other operating activities in connection with the addition of the Purchased Companies during 1998. Also, interest expense increased due to the addition of the Convertible Subordinated Notes, partially offset by lower overall effective borrowing rates in 1998 versus 1997.

QUANTA RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues increased $4.9 million, or 6.9%, to $76.2 million for the year ended December 31, 1997, primarily as a result of an increased demand for our services in Missouri, California and Colorado, partially offset by a decrease in activity in Oregon.

     Gross profit. Gross profit increased $3.2 million, or 22.5% to $17.3 million for the year ended December 31, 1997. As a percentage of revenues, gross profit increased from 19.8% to 22.7%. The increase in gross profit and gross margin is primarily due to increased labor productivity, renegotiated unit pricing on certain long-term contracts and lower equipment rental expense as PAR replaced rental equipment on certain projects with company-owned equipment, partially offset by lower gross profit from operations in Oregon due to the completion of a significant telecommunications contract in 1997 at a lower gross margin.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.7 million, or 17.3%, to $11.6 million for the year ended December 31, 1997, primarily due to increased administrative support required by the higher level of revenues and increases in owner compensation, partially offset by decreased commissions paid to salesmen. As a percentage of revenues, selling, general and administrative expenses increased from 13.8% to 15.2%.

     Other income (expense), net. Other income (expense), net increased $0.3 million, or 32.4%, to $1.4 million for the year ended December 31, 1997 due to interest expense incurred on higher levels of debt required in 1997 to fund additional equipment purchases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

     Therefore, our exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. Our debt with fixed interest rates primarily consists of Convertible Subordinated Notes. Our debt with variable interest rates is primarily the Credit Facility. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 1998:

                                                                                           FAIR
                               1999     2000     2001     2002      2003     THEREAFTER    TOTAL
                               -----    -----    -----    -----    -------   ----------   -------
Liabilities -- Long-Term
  Debt:
  Variable Rate..............  $  --    $  --    $  --    $  --    $56,000    $    --     $56,000
  Average Interest Rate......    7.0%     7.0%     7.0%     7.0%       7.0%       7.0%        7.0%
  Fixed Rate.................  $  --    $  --    $  --    $  --    $    --    $49,350     $49,350
  Average Interest Rate......  6.875%   6.875%   6.875%   6.875%     6.875%     6.875%      6.875%

                                                               VALUE
                                                              --------
Liabilities -- Long-Term debt:
  Variable Rate.............................................  $ 56,000
  Fixed Rate................................................  $ 49,350

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Quanta Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................    24
  Consolidated Balance Sheets...............................    25
  Consolidated Statements of Operations.....................    26
  Consolidated Statements of Cash Flows.....................    27
  Consolidated Statements of Stockholders' Equity...........    28
  Notes to Consolidated Financial Statements................    29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quanta Services, Inc.:

We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanta Services, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 1999

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   489   $  3,246
  Accounts receivable, net of allowance of $193 and
     $1,405.................................................   12,878     71,992
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    1,746     22,620
  Inventories...............................................      865      2,534
  Prepaid expenses and other current assets.................      724      4,337
                                                              -------   --------
          Total current assets..............................   16,702    104,729
PROPERTY AND EQUIPMENT, net.................................   18,286     74,165
OTHER ASSETS, net...........................................      645      5,177
GOODWILL, net...............................................      114    150,887
                                                              -------   --------
          Total assets......................................  $35,747   $334,958
                                                              =======   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $ 7,200   $  3,786
  Accounts payable and accrued expenses.....................    6,578     38,031
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      738      7,031
                                                              -------   --------
          Total current liabilities.........................   14,516     48,848
LONG-TERM DEBT, net of current maturities...................    7,542     60,201
CONVERTIBLE SUBORDINATED NOTES..............................       --     49,350
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....    2,479      6,261
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized, none issued and outstanding................       --         --
  Common Stock, $.00001 par value, 36,654,667 shares
     authorized, 3,951,945 and 18,347,322 shares issued and
     outstanding, respectively..............................       --         --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 3,345,333 shares issued and
     outstanding, respectively..............................       --         --
  Unearned ESOP shares......................................   (1,831)    (1,831)
  Additional paid-in capital................................    1,238    145,151
  Retained earnings.........................................   11,803     26,978
                                                              -------   --------
          Total stockholders' equity........................   11,210    170,298
                                                              -------   --------
          Total liabilities and stockholders' equity........  $35,747   $334,958
                                                              =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
REVENUES....................................................  $71,294   $76,204   $309,209
COST OF SERVICES (including depreciation)...................   57,164    58,896    249,195
                                                              -------   -------   --------
  Gross profit..............................................   14,130    17,308     60,014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    9,876    11,589     26,418
MERGER EXPENSES -- Pooling..................................       --        --        231
GOODWILL AMORTIZATION.......................................       55        56      2,513
                                                              -------   -------   --------
  Income from operations....................................    4,199     5,663     30,852
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (989)   (1,219)    (4,635)
  Other, net................................................      (31)     (131)       641
                                                              -------   -------   --------
     Other income (expense), net............................   (1,020)   (1,350)    (3,994)
                                                              -------   -------   --------
INCOME BEFORE INCOME TAX PROVISION..........................    3,179     4,313     26,858
PROVISION FOR INCOME TAXES..................................    1,389     1,786     11,683
                                                              -------   -------   --------
NET INCOME..................................................  $ 1,790   $ 2,527   $ 15,175
                                                              =======   =======   ========
BASIC EARNINGS PER SHARE....................................  $  0.45   $  0.64   $   0.86
                                                              =======   =======   ========
DILUTED EARNINGS PER SHARE..................................  $  0.45   $  0.64   $   0.84
                                                              =======   =======   ========
DILUTED EARNINGS PER SHARE BEFORE MERGER EXPENSES...........  $  0.45   $  0.64   $   0.85
                                                              =======   =======   ========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic.....................................................    3,952     3,952     17,646
                                                              =======   =======   ========
  Diluted...................................................    3,952     3,952     18,666
                                                              =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 1,790   $ 2,527   $ 15,175
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................    2,814     3,323     10,600
    Loss (gain) on sale of property and equipment...........      (96)       49        (91)
    Non-cash compensation charge for issuance of Common
       Stock (ESOP).........................................      720       254         --
    Deferred income tax provision (benefit).................      364         5       (370)
    Changes in operating assets and liabilities, net of
       non-cash transactions --
         Accounts receivable................................   (2,532)   (1,084)    (7,294)
         Inventories........................................     (579)     (286)      (904)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts.........................     (233)     (947)    (2,286)
         Prepaid expenses and other current assets..........      (63)       42     (2,798)
         Other, net.........................................     (100)      (88)       (90)
         Accounts payable and accrued expenses..............    1,150     1,706     (5,811)
         Billings in excess of costs and estimated earnings
           on uncompleted contracts.........................    1,026      (478)     2,185
                                                              -------   -------   --------
           Net cash provided by operating activities........    4,261     5,023      8,316
                                                              -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............      172       268      1,394
  Additions of property and equipment and other assets......   (3,981)   (6,429)   (22,637)
  Cash paid for acquisitions, net of cash acquired..........       --        --    (89,176)
  Proceeds from sale of investments.........................       --        --      1,342
                                                              -------   -------   --------
           Net cash used in investing activities............   (3,809)   (6,161)  (109,077)
                                                              -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    7,152     4,714        301
  Payments on long-term debt................................   (5,400)   (4,063)   (32,846)
  Redemptions of Common Stock...............................   (2,805)      (31)        --
  Issuances of Common Stock, net of offering costs..........       --        --     44,914
  Net borrowings under bank lines of credit.................      843       495     52,522
  Distributions to accounting acquiror......................       --        --     (8,370)
  Proceeds from Convertible Subordinated Notes..............       --        --     49,350
  Debt issuance costs.......................................       --        --     (3,066)
  Exercise of stock options.................................       --        --        713
  Other.....................................................      (95)       --         --
                                                              -------   -------   --------
           Net cash provided by (used in) financing
              activities....................................     (305)    1,115    103,518
                                                              -------   -------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      147       (23)     2,757
CASH AND CASH EQUIVALENTS, beginning of year................      365       512        489
                                                              -------   -------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $   512   $   489   $  3,246
                                                              =======   =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for --
    Interest................................................  $   637   $   679   $  4,470
    Income taxes, net of refunds............................      870     1,518     10,800

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                         LIMITED VOTE
                                   COMMON STOCK          COMMON STOCK      UNEARNED   ADDITIONAL
                                -------------------   ------------------     ESOP      PAID-IN     RETAINED    TOTAL
                                  SHARES     AMOUNT    SHARES     AMOUNT    SHARES     CAPITAL     EARNINGS    EQUITY
                                ----------   ------   ---------   ------   --------   ----------   --------   --------
Balance, December 31, 1995....   3,951,945    $--            --    $--          --     $    848    $ 7,861    $  8,709
  Distribution to
    stockholders..............          --     --            --     --          --           --       (375)       (375)
  Purchase of stock from
    stockholders..............          --     --            --     --      (2,805)          --         --      (2,805)
  Distribution of stock
    through ESOP..............          --     --            --     --         720           --         --         720
  Other.......................          --     --            --     --          --          421         --         421
  Net income..................          --     --            --     --          --           --      1,790       1,790
                                ----------    ---     ---------    ---     -------     --------    -------    --------
Balance, December 31, 1996....   3,951,945     --            --     --      (2,085)       1,269      9,276       8,460
  Distribution of stock
    through ESOP..............          --     --            --     --         254           --         --         254
  Other.......................          --     --            --     --          --          (31)        --         (31)
  Net income..................          --     --            --     --          --           --      2,527       2,527
                                ----------    ---     ---------    ---     -------     --------    -------    --------
Balance, December 31, 1997....   3,951,945     --            --     --      (1,831)       1,238     11,803      11,210
  Issuances of stock..........          --     --     3,345,333     --          --           --         --          --
  Stock options exercised.....      60,000     --            --     --          --        1,125         --       1,125
  Initial public offering, net
    of offering costs.........   5,750,000     --            --     --          --       44,914         --      44,914
  Acquisition of Founding
    Companies.................   4,527,000     --            --     --          --       53,890         --      53,890
  Acquisition of Purchased
    Companies.................   4,058,377     --            --     --          --       43,984         --      43,984
  Net income..................          --     --            --     --          --           --     15,175      15,175
                                ----------    ---     ---------    ---     -------     --------    -------    --------
Balance, December 31, 1998....  18,347,322    $--     3,345,333    $--     $(1,831)    $145,151    $26,978    $170,298
                                ==========    ===     =========    ===     =======     ========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

     Quanta Services, Inc., a Delaware corporation ("Quanta"), was founded in August 1997 to create a leading provider of specialty contracting and maintenance services primarily related to electric, utility and telecommunications infrastructure in North America.

     In February 1998, Quanta completed its initial public offering (the "Offering" or "IPO"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Subsequent to the date of the Offering, and through December 31, 1998, the Company has acquired twelve additional businesses for approximately $84.6 million in cash and 5.0 million shares of common stock. Of these additional acquired businesses, one was accounted for as a pooling-of-interests and is referred to herein as the "Pooled Company" (see Note 4). The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies." Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

     The financial statements of Quanta for periods prior to February 18, 1998 (the effective closing date of the acquisitions of the Founding Companies), are the financial statements of PAR Electrical Contractors, Inc. ("PAR" or the "Accounting Acquiror") as restated for the acquisition of the Pooled Company in June 1998. The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning February 19, 1998, and the Purchased Companies beginning on their respective dates of acquisition. References herein to the "Company" include Quanta and its subsidiaries.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: limited combined operating history, risks related to acquisition strategy, recoverability of goodwill, risks related to acquisition financing, risks related to operating and internal growth strategies, management of growth, availability of qualified employees, unionized workforce, competition, risks associated with contracts, potential exposure to environmental liabilities, dependence on key personnel and Year 2000 risks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements of the Company, include the accounts of Quanta and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

     The Company had non-cash investing and financing activities related to capital leases of approximately $111,000, $692,000 and $1,218,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

     In addition, pursuant to its acquisition program, the Company acquired assets with an estimated fair market value, net of cash acquired, of approximately $116,022,000 and liabilities of approximately $71,598,000 resulting in the recording of approximately $127,654,000 in goodwill.

Accounts Receivable and Provision for Doubtful Accounts

     The Company provides an allowance for doubtful accounts when collection is considered doubtful.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment, was approximately $2,759,000, $3,267,000 and $8,087,000 for the years ended December 31, 1996,
1997 and 1998, respectively.

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

Debt Issue Costs

     Debt issue costs related to the Company's credit facility and the Convertible Subordinated Notes are included in other assets and are amortized to interest expense over the scheduled maturity periods of the related debt. As of December 31, 1997 and 1998, accumulated amortization was approximately $-- and $178,000, respectively.

Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Management continually evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful lives of property and equipment, other identifiable intangible assets and goodwill may warrant revision or that the remaining balances may not be recoverable.

Revenue Recognition

     The Company recognizes revenue when services are performed except when work is being performed under a fixed price or cost-plus-fee contract. Such contracts generally provide that the customer accept completion of progress to date and compensate the Company for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Revenues from fixed price or cost-plus-fee contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in fixed price or cost-plus-fee contacts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Retainage balances as of December 31, 1997 and 1998 were approximately $400,000 and $11,155,000, respectively, and are included in accounts receivable.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     The current asset "Cost and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Warranty Costs

     For certain contracts, the Company generally warrants labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

     Certain of the Acquired Businesses were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, at the date of acquisition an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability resulting from the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

Earnings per Share

     The Company has adopted SFAS No. 128, "Earnings Per Share," which requires restatement of all comparative per share amounts. Under the provisions of SFAS No. 128, the presentation of primary earnings per share has been replaced with earnings per share for potentially dilutive securities such as outstanding options. All prior period earnings per share data have been restated.

     For financial statement purposes, as required by the rules and regulations of the Securities Act, PAR has been identified as the accounting acquiror in the transaction with Quanta and its initial public offering. As such, the shares of Quanta common stock beneficially owned by the stockholders of PAR and the shares issued in connection with the acquisition of the Pooled Company have been used in the calculation of basic and diluted earnings per share of the Company for all periods prior to the IPO.

Collective Bargaining Agreements

     Certain of the subsidiaries are party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire at various times.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Reference is made to the "Revenue Recognition" section of this footnote and Note 12 for discussion of certain estimates reflected in the Company's financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

New Accounting Pronouncements

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all non-stockholder related changes in equity of an entity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three years ended December 31, 1998, there are no material differences between the Company's "traditional" and "comprehensive" net income.

     The Company has complied with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting certain information about operating segments in annual financial statements and, to a lesser extent, reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for specific disclosures about products and services, geographic areas, and major customers.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which becomes effective for financial statements for the year ended December 31, 1998. SFAS No. 132 requires revised disclosures about pension and other postretirement benefit plans. The Company has adopted the provisions of SFAS No. 132.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not historically engaged in activities or entered into arrangements normally associated with derivative instruments.

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

3. PER SHARE INFORMATION:

     The computation of basic and diluted earnings per share for the two years ended December 31, 1997 is based upon the 3,000,000 shares of common stock issued in connection with PAR and 951,945 shares issued in connection with the acquisition of the Pooled Company.

     The computation of basic earnings per share for the year ended December 31, 1998 is based upon 17,646,249 weighted average shares of common stock outstanding which includes the weighted average portion of (i) 7,527,000 shares of common stock issued to the owners of the Founding Companies,

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

(ii) 3,345,333 shares of Limited Vote Common Stock issued to the initial stockholders and certain management personnel of the Company, (iii) 5,750,000 shares of common stock sold in the Offering to pay the cash portion of the consideration for the Founding Companies, to repay expenses incurred in connection with the Offering and to retire debt, (iv) 951,945 shares issued for the acquisition of the Pooled Company, (v) the 4,058,376 shares issued in acquisitions accounted for as purchases, and (vi) shares issued upon exercise of stock options.

     Shares used in the calculation of the diluted earnings per share for the year ended December 31, 1998 include (i) the shares described above, (ii) the dilution attributable to the assumed conversion of the Convertible Subordinated Notes, and (iii) the dilution attributable to outstanding options to purchase common stock, using the treasury stock method. Included in net income used in computing diluted earnings per share is approximately $506,000 in reduced interest expense, net of tax, attributable to the assumed conversion of the Convertible Subordinated Notes.

4. BUSINESS COMBINATIONS:

Pooling

     During the second quarter of 1998, Quanta completed the acquisition of all the common stock of NorAm Telecommunications, Inc. ("NorAm" or the "Pooled Company"), in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. NorAm, headquartered in Oregon, provides outside and inside network and technical support for the telecommunications industry. Quanta issued 951,945 shares of common stock in exchange for all the common stock of NorAm. There were no transactions between Quanta and NorAm during the periods prior to the business combination.

     The following table summarizes the unaudited restated revenues, net income and per share data of the Company after giving effect to the Pooled Company (in thousands, except per share data).

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                                 1996                1997
                                                           -----------------   -----------------
                                                                       NET                 NET
                                                           REVENUES   INCOME   REVENUES   INCOME
                                                           --------   ------   --------   ------
Revenues and net income --
  As previously reported.................................  $42,684    $  750   $49,132    $2,294
  Pooled Company.........................................   28,610     1,040    27,072       233
                                                           -------    ------   -------    ------
     As restated.........................................  $71,294    $1,790   $76,204    $2,527
                                                           =======    ======   =======    ======
Earnings per share basic and diluted --
  As previously reported.................................             $ 0.25              $ 0.76
  Pooled Company.........................................               0.20               (0.12)
                                                                      ------              ------
     As restated.........................................             $ 0.45              $ 0.64
                                                                      ======              ======

Purchases

     Through the year ended December 31, 1998, the Company completed eleven acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $84.6 million in cash and notes and 4.1 million shares of common stock. The accompanying balance sheet as of December 31, 1998 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. The following summarized unaudited pro forma financial information adjusts the historical financial information by

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
assuming the acquisition of the Founding Companies, the Purchased Companies and the issuance of the Convertible Subordinated Notes (as defined in Note 7) occurred on January 1, 1997 (dollars in thousands):

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
                                                                      (UNAUDITED)
Revenues....................................................    $339,324        $423,572
Net income..................................................    $ 17,699        $ 19,452
Basic earnings per share....................................    $   0.82        $   0.90
Diluted earnings per share..................................    $   0.78        $   0.86

     Pro forma adjustments included in the amounts above primarily relate to:
(a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to unassumed debt and the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies and Purchased Companies, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) elimination of non-recurring acquisition costs associated with the Pooled Company; (e) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Convertible Subordinated Notes (as defined in Note
7), net of the repayment of outstanding indebtedness of the Company; (f) adjustment to the federal and state income tax provisions based on the combined operations; and (g) the elimination of merger expenses related to the Pooled Company. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period.

5. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                       ESTIMATED        DECEMBER 31,
                                                      USEFUL LIVES   -------------------
                                                        IN YEARS       1997       1998
                                                      ------------   --------   --------
Land................................................        --       $  1,861   $  1,947
Buildings and leasehold improvements................      5-31          1,927      4,232
Operating equipment and vehicles....................      5-25         32,768     90,534
Office equipment, furniture and fixtures............       3-7            955      2,828
                                                                     --------   --------
                                                                       37,511     99,541
Less -- Accumulated depreciation and amortization...                  (19,225)   (25,376)
                                                                     --------   --------
  Property and equipment, net.......................                 $ 18,286   $ 74,165
                                                                     ========   ========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              1997    1998
                                                              ----   ------
Balance at beginning of period..............................   174      193
  Beginning balance of Purchased Companies..................    --      984
  Charged to expense........................................    19      275
  Deductions for uncollectible receivables written off and
     recoveries.............................................    --      (47)
                                                              ----   ------
Balance at end of period....................................  $193   $1,405
                                                              ====   ======

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997     1998
                                                              ------   -------
Accounts payable, trade.....................................  $3,196   $18,473
Accrued compensation and other related expenses.............     722     9,045
Other expenses..............................................   2,660    10,513
                                                              ------   -------
                                                              $6,578   $38,031
                                                              ======   =======

     Contracts in progress are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997       1998
                                                              --------   ---------
Costs incurred on contracts in progress.....................  $ 11,578   $ 231,526
Estimated earnings, net of losses...........................     3,017      44,405
                                                              --------   ---------
                                                                14,595     275,931
Less -- Billings to date....................................   (13,587)   (260,342)
                                                              --------   ---------
                                                              $  1,008   $  15,589
                                                              ========   =========
Costs and estimated earnings recognized in excess of
  billings..................................................  $  1,746   $  22,620
Less -- Billings in excess of costs and estimated earnings
  recognized................................................      (738)     (7,031)
                                                              --------   ---------
                                                              $  1,008   $  15,589
                                                              ========   =========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

7. DEBT:

     The Company's long-term debt obligations consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Revolving credit facility...................................  $    --   $56,000
Bank lines of credit, with total borrowing capacity of
  $2,000,000, interest at bank's prime rate plus 1%, secured by accounts receivable and guaranteed by NorAm's
  stockholders..............................................      968        --
Bank lines of credit, with total borrowing capacity of
  $8,000,000, interest at bank's prime rate, secured by
  equipment, receivables and other assets...................    2,510        --
Notes payable to bank, interest ranging from 9.08% to 10%,
  payments due monthly from $9,313 to $36,613 including
  interest, secured by equipment............................    1,578        --
Note payable to bank, prime interest rate, due $250,000
  annually including interest, secured by stock.............    1,831        --
Notes payable to various banks, interest ranging from 4.8%
  to 15.35%, secured by certain equipment, receivables and
  other assets..............................................    7,300     2,168
Notes payable to certain previous owners of the Purchased
  Companies bearing interest at 7.0% due 2001...............       --     2,145
Capital lease obligations...................................      555     3,674
                                                              -------   -------
                                                               14,742    63,987
Less -- Current maturities..................................   (7,200)   (3,786)
                                                              -------   -------
          Total long-term debt..............................  $ 7,542   $60,201
                                                              =======   =======

Credit Facility

     In August 1998, the Company amended its $50.0 million revolving credit facility (the "Credit Facility") to increase it to $125 million. In November 1998, the Company expanded its bank group from two banks to nine banks and amended its Credit Facility to increase it to $175 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR" which was 5.63% at December 31, 1998) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate (which was 7.75% at December 31, 1998) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Credit Facility matures August 2, 2003. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of December 31, 1998, $56.0 million was borrowed under the Credit Facility, and the Company had $2.5 million of letters of credit outstanding, resulting in a borrowing availability of $116.5 million under the Credit Facility.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     The maturities of long-term debt (excluding capital leases) as of December 31, 1998, are as follows (in thousands):

YEAR ENDING DECEMBER 31 --
--------------------------
          1999..............................................   $ 2,032
          2000..............................................     1,272
          2001..............................................       852
          2002..............................................       135
          2003..............................................    56,022
                                                               -------
                                                               $60,313
                                                               =======

     The Company leases certain buildings and equipment under non-cancellable lease agreements. The following schedule shows the future minimum lease payments under these leases as of December 31, 1998 (in thousands):

                                                              CAPITAL   OPERATING
YEAR ENDING DECEMBER 31 --                                    LEASES     LEASES
--------------------------                                    -------   ---------
          1999..............................................  $ 1,879    $2,675
          2000..............................................    1,177     2,433
          2001..............................................      893     2,021
          2002..............................................       24     1,036
          2003..............................................        1        86
                                                              -------    ------
                    Total minimum lease payments............    3,974    $8,251
                                                                         ======
          Less -- Amounts representing interest.............     (300)
                                                              -------
            Present value of minimum lease payments.........    3,674
          Less -- Current portion...........................   (1,754)
                                                              -------
            Long-term obligation............................  $ 1,920
                                                              =======

     Rent expense related to operating leases was approximately $205,000, $462,000 and $1,519,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Assets under capital leases are included as part of property and equipment.

     Certain of the Company's subsidiaries have entered into a number of related party lease arrangements for operational facilities. These lease agreements generally have a term of 5 years. There were no such related-party lease payments during the years ended December 31, 1996 and 1997. Lease payments for the year ended 1998 were approximately $315,000. Future commitments with respect to these leases are included above.

Strategic Investment

     In October 1998, the Company entered into a strategic investment agreement with Enron Capital & Trade Resources Corp. ("Enron Capital"), a subsidiary of Enron Corp., pursuant to which Enron Capital and an affiliate made an investment of $49.4 million in Quanta. The investment is in the form of Convertible Subordinated Notes bearing interest at 6 7/8 percent and convertible into Quanta common stock at a price of $13.75 per share. Additionally, Quanta and Enron Capital entered into a strategic alliance under which Enron Capital and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems. The Convertible Subordinated Notes require quarterly interest payments and equal semi-annual principal payments beginning

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
in 2006 until the notes are paid in full in 2010. The Company has the option to redeem the notes at a premium beginning in 2002.

8. INCOME TAXES:

     Federal and state income taxes are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1996     1997     1998
                                                            ------   ------   -------
Federal --
  Current.................................................  $  840   $1,475   $10,214
  Deferred................................................     299       10      (262)
State --
  Current.................................................     185      306     1,839
  Deferred................................................      65       (5)     (108)
                                                            ------   ------   -------
                                                            $1,389   $1,786   $11,683
                                                            ======   ======   =======

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate to income (loss) before provision for income taxes as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1996     1997     1998
                                                            ------   ------   -------
Provision at the statutory rate...........................  $1,093   $1,504   $ 9,400
Increase resulting from --
  State income tax, net of related tax effect.............     166      187     1,125
  Goodwill................................................      --       --       899
  Nondeductible and other expenses........................     130       95       259
                                                            ------   ------   -------
                                                            $1,389   $1,786   $11,683
                                                            ======   ======   =======

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Deferred income tax liabilities --
  Property and equipment....................................  $(2,500)  $(5,461)
  Book/tax accounting method difference.....................       --      (684)
  Other.....................................................     (162)     (132)
                                                              -------   -------
          Total deferred income tax liabilities.............   (2,662)   (6,277)
                                                              -------   -------
Deferred income tax assets --
  Allowance for doubtful accounts and other reserves........       42     1,222
  Accounts receivable.......................................       35        --
  Goodwill..................................................       41        47
  Inventory.................................................       29       176
  State taxes...............................................      (29)       --
  Other accruals not currently deductible...................      473     1,317
                                                              -------   -------
          Total deferred income tax assets..................      591     2,762
                                                              -------   -------
          Total net deferred income tax liabilities.........  $(2,071)  $(3,515)
                                                              =======   =======

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Deferred tax assets --
  Current...................................................  $   591   $ 2,714
  Long-term.................................................       --        48
                                                              -------   -------
          Total.............................................      591     2,762
                                                              -------   -------
Deferred tax liabilities --
  Current...................................................     (183)     (816)
  Long-term.................................................   (2,479)   (5,461)
                                                              -------   -------
          Total.............................................   (2,662)   (6,277)
                                                              -------   -------
          Net deferred income tax liabilities...............  $(2,071)  $(3,515)
                                                              =======   =======

     Current deferred tax assets are included in prepaid expenses and other current assets.

9. STOCKHOLDERS' EQUITY:

Limited Vote Common Stock

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

Stock Options

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

     The following table summarizes activity under the 1997 Stock Option Plan for the year ended December 31, 1998:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                   EXERCISE      EXERCISE
                                                     SHARES         PRICE         PRICE
                                                    ---------   --------------   --------
Granted...........................................  1,674,500   $9.00 - $21.13   $ 12.00
Exercised.........................................    (60,000)     $11.875       $11.875
Forfeited and canceled............................    (36,520)  $9.00 - $16.68   $ 12.84
                                                    ---------
Outstanding at December 31, 1998..................  1,577,980
                                                    =========
Weighted average fair value per share of options
  granted during 1998.............................  $    5.17
Weighted average remaining contractual life in
  years...........................................       9.43

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     At December 31, 1998, there were options to purchase 40,000 shares of Common Stock that were exercisable.

     The Company accounts for its stock-based compensation under Accounting Principles Board Statement No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of income if no intrinsic value of the option exists at the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of income. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. Had compensation costs for this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                              1998
                                                                             -------
Net Earnings........................  As reported.........................   $15,175
                                      Pro forma...........................   $10,392
Diluted Earnings Per Share..........  As reported.........................   $  0.84
                                      Pro forma...........................   $  0.59

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998: (i) risk-free interest rates ranging from 4.17% to 5.80%,
(ii) expected life of 6 years, (iii) average volatility of 24.85%, and (iv) dividend yield of 0%.

Initial Public Offering

     In February, 1998, Quanta completed its initial public offering, which involved the issuance of 5.0 million shares of its common stock at a price of $9.00 per share, resulting in net proceeds to the Company of $38.6 million after deducting underwriting discounts and commissions and expenses related to the IPO. In March 1998, the Company sold 750,000 shares of common stock resulting in net proceeds of $6.3 million pursuant to an over-allotment granted to the underwriters.

Employee Stock Ownership Plan.

     The Company issued shares of common stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of the Pooled Company. The ESOP was terminated on July 31, 1998, and pending a favorable determination letter from the Internal Revenue Service, a portion of the shares of the Company's common stock held by the ESOP will be sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares will be distributed to its participants. The cost of the unallocated ESOP shares is reflected as a reduction in the Company's stockholders' equity. Upon distribution from the ESOP, the Company will owe an excise tax equal to 10% of the value of the Company's common stock distributed. In addition, the Company will eliminate the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and will have to recognize a non-cash non-recurring compensation charge equal to the value of the unallocated shares held by the ESOP at the time it allocates and distributes such shares. The Company currently cannot determine the amount of the excise tax that will be owed or the non-cash, non-recurring compensation charge that will be recognized. However, based on the closing price of

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
the Company's common stock on December 31, 1998, the amount of such charges would be approximately $670,000 and $2,541,000, respectively.

10. EMPLOYEE BENEFIT PLAN:

     In connection with its collective bargaining agreements with various unions, the Company participates with other companies in the unions' multi-employer pension plans. These plans cover all of the Company's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on net assets and actuarial present value of the accumulated share of the plans' unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable is not ascertainable at this time.

     Certain subsidiaries of the Company provide various defined contribution plans to their employees. The plans cover substantially all full-time employees of the Company. Contributions to the plans by the Company vary from plan to plan. Contributions to the plans were approximately $214,000, $217,000 and $1,434,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

11. FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, lines of credit, accounts payable, notes payable and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheets approximates their fair value.

12. COMMITMENTS AND CONTINGENCIES:

Litigation

     Certain subsidiaries of the Company are involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

Insurance

     The Company carries a broad range of insurance coverage, including business auto liability, business property liability, workers' compensation, general liability and an umbrella policy. Effective January 1, 1996, the Company began self-insuring for certain workers' compensation risks up to $1,000,000 per occurrence. In October 1997, the Company reduced the deductible to $500,000 per occurrence. The Company has accrued for the estimated probable claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through December 31, 1998. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

     In August 1998, the Company consolidated the casualty insurance program for all subsidiaries of Quanta. This program has no self-insurance provisions. Self-insured claims under previous policies are monitored to ensure that such remaining accruals are adequate.

Performance Bonds

     In certain circumstances, the Company is required to provide performance bonds in connection with its contract commitments.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

     The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 1997 and 1998. All quarters presented have been restated for the operations of the Pooled Company (in thousands, except per share data).

                                                               FOR THE THREE MONTHS ENDED,
                                                     -----------------------------------------------
                                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                     --------   -------   ------------   -----------
1997:
Revenues...........................................  $14,573    $20,226     $ 21,668      $ 19,737
Gross profit.......................................    1,685      4,253        6,474         4,896
Net income (loss)..................................     (470)       738        1,476           783
Basic earnings per share ..........................  $ (0.12)   $  0.19     $   0.37      $   0.20
Diluted earnings per share ........................  $ (0.12)   $  0.19     $   0.37      $   0.20
1998:
Revenues...........................................  $30,038    $63,679     $100,639      $114,853
Gross profit.......................................    4,582     12,454       20,102        22,876
Net income.........................................      368      3,041        5,960         5,806
Basic earnings per share ..........................  $  0.04    $  0.16     $   0.30      $   0.27
Diluted earnings per share ........................  $  0.04    $  0.16     $   0.30      $   0.25

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

14. RISK CONCENTRATION:

     The Company grants credit, generally without collateral, to its customers, which include utility companies, telecommunications providers, municipalities and commercial companies located primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company generally is entitled to payment for work performed and has certain lien rights in that work and concentrations of credit risk are limited due to the diversity of the Company's customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk.

15. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides contracting and maintenance services including services for electric utility infrastructure, telecommunications, transportation control and lighting systems and commercial and industrial services. Each of these services is provided by various of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1996      1997       1998
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
Electric utility infrastructure.............................  $41,830   $48,149   $159,243
Telecommunications..........................................   28,038    26,531    100,184
Transportation control and lighting systems.................      427       491     27,520
Commercial and industrial...................................      999     1,033     22,262
                                                              -------   -------   --------
                                                              $71,294   $76,204   $309,209
                                                              =======   =======   ========

     The Company does not have significant operations or long-lived assets in countries outside of the United States.

16. SUBSEQUENT EVENTS

  Pooling Subsequent to December 31, 1998

     Subsequent to December 31, 1998, Quanta completed the acquisition of all the common stock of Fiber Technology, Inc. ("Fiber Tech"), in a business combination to be accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. Fiber Tech, headquartered in Houston, Texas, provides specialty contracting services to the cable television and telecommunications industries. Quanta issued 210,627 shares of common stock in exchange for all the common stock of Fiber Tech. There were no transactions between Quanta and Fiber Tech during the periods prior to the business combination.

     The following table summarizes the unaudited restated revenues net income and per share data of Quanta after giving effect to the Fiber Tech transaction (in thousands, except per share data).

                                                              YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------
                                                   1996                1997                 1998
                                             -----------------   -----------------   ------------------
                                                         NET                 NET                  NET
                                             REVENUES   INCOME   REVENUES   INCOME   REVENUES   INCOME
                                             --------   ------   --------   ------   --------   -------
Revenues and net income -- As previously
  reported.................................  $71,294    $1,790   $76,204    $2,527   $309,209   $15,175
  Fiber Tech...............................    6,936       652     3,806      (733)    10,050     1,013
                                             -------    ------   -------    ------   --------   -------
          As restated......................  $78,230    $2,442   $80,010    $1,794   $319,259   $16,188
                                             =======    ======   =======    ======   ========   =======
Basic earnings per share -- As previously
  reported.................................             $ 0.45              $ 0.64              $  0.86
  Fiber Tech...............................               0.14               (0.21)                0.05
                                                        ------              ------              -------
          As restated......................             $ 0.59              $ 0.43              $  0.91
                                                        ======              ======              =======
Diluted earnings per share -- As previously
  reported.................................             $ 0.45              $ 0.64              $  0.84
  Fiber Tech...............................               0.14               (0.21)                0.04
                                                        ------              ------              -------
          As restated......................             $ 0.59              $ 0.43              $  0.88
                                                        ======              ======              =======

  Purchases Subsequent to December 31, 1998

     Subsequent to December 31, 1998 and through February 26, 1999, Quanta completed five acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $80.0 million in cash and
1.8 million shares of common stock. These acquisitions produced 1998 pro forma combined revenues of $157.7 million.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Secondary Common Stock Offering

     On January 27, 1999, Quanta completed a secondary public offering, which involved the issuance of 4.6 million shares of its common stock at a price of $23.25 per share, resulting in net proceeds to Quanta of $101.3 million after deducting underwriting discounts and commissions and expenses related to the offering.

  401(k) Plan

     Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching contribution of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary.

17. SUBSEQUENT EVENTS (UNAUDITED):

     Subsequent to February 26, 1999 and through March 15, 1999, Quanta completed two acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $21.0 million in cash and 509,407 shares of common stock. These acquisitions produced 1998 pro forma combined revenues of $28.6 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and officers required by
Item 10 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning the compensation of the Company's executives required by Item 11 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions required by Item 13 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements, schedules and exhibits are filed as part of this Report:

          (1) Financial Statements. Reference is made to the Financial Statements commencing on page 23 of this Report.

          (2) Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Amended and Restated Agreement and Plan of Organization
                            dated as of December 11, 1997 by and among Quanta
                            Services, Inc. and PAR Electrical Contractors, Inc. and
                            its stockholders*
           2.2           -- Amended and Restated Agreement and Plan of Organization
                            dated as of December 11, 1997 by and among Quanta
                            Services, Inc. and Union Power Construction Company and
                            its stockholders*
           2.3           -- Amended and Restated Agreement and Plan of Organization
                            dated as of December 11, 1997 by and among Quanta
                            Services, Inc. and TRANS TECH Electric, Inc. and its
                            stockholders*
           2.4           -- Amended and Restated Agreement and Plan of Organization
                            dated as of December 11, 1997 by and among Quanta
                            Services, Inc. and Potelco, Inc. and its stockholders*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Amended and Restated Certificate of Incorporation*
           3.2           -- Amended and Restated Bylaws*
           4.1           -- Form of Common Stock Certificate*
          10.1           -- Form of Employment Agreement*
          10.2           -- 1997 Stock Option Plan*
          10.3           -- Acquisition Agreement and Plan of Reorganization dated as of May 5, 1997, by and among Quanta Services, Inc., Spalj
                            Acquisition, Inc. and Spalj Construction Company and its
                            stockholders**
          10.4           -- Acquisition Agreement and Plan of Reorganization dated as of August 4, 1998, by and among Quanta Services, Inc.,
                            Underground Construction Co., Inc., Five Points
                            Construction Company and their stockholders+
          10.5           -- Second Amended and Restated Secured Credit Agreement
                            dated as of November 12, 1998 among Quanta Services, Inc.
                            as Borrower and Bank One Texas, National Association,
                            National City Bank and the other financial institutions
                            parties thereto, as Lenders++
          10.6           -- Securities Purchase Agreement among Quanta Services, Inc.
                            and Enron Capital & Trade Resources Corp. ("Enron
                            Capital") and Joint Energy Development Investments II
                            Limited Partnership ("JEDI") dated as of September 29,
                            1998**
          10.7           -- Registration Rights Agreement dated as of September 29,
                            1998 by and among Quanta Services, Inc., JEDI and Enron
                            Capital**
          10.8           -- Form of Convertible Promissory Note issued to Enron
                            Capital and JEDI**
          10.9           -- Acquisition Agreement and Plan of Reorganization dated as of February 12, 1999, by and among Quanta Services, Inc.,
                            Quanta I Acquisition, Inc., The Ryan Company, Inc. and
                            its stockholders+++
          10.10          -- Acquisition Agreement and Plan of Reorganization dated
                            February 16, 1999 by and among Quanta Services, Inc.,
                            Quanta II Acquisition, Inc., Northern Line Layers, Inc.
                            and its stockholders+++
          21.1           -- Subsidiaries
          23.1           -- Consent of Arthur Andersen LLP
          27.1           -- Financial Data Schedule

---------------

  * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference.

 ** Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-47083) and incorporated herein by reference.

  + Previously filed as an exhibit to the Company's Quarterly Report on Form
    10-Q for the period ended June 30, 1998 and incorporated herein by reference.

 ++ Previously filed as an exhibit to the Company's Quarterly Report on Form
    10-Q for the period ended September 30, 1998 and incorporated herein by reference.

+++ Previously filed as an exhibit to the Company's Current Report on Form 8K for February 12, 1999 and incorporated herein by reference.

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 31, 1999.

                                            QUANTA SERVICES, INC.

                                            By      /s/ JOHN R. COLSON
                                             -----------------------------------
                                                       John R. Colson
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 1999.

                      SIGNATURE                                                 TITLE
                      ---------                                                 -----

                 /s/ JOHN R. COLSON                           Chief Executive Officer, Director
-----------------------------------------------------           (Principal Executive Officer)
                   John R. Colson

                 /s/ JAMES H. HADDOX                          Chief Financial Officer (Principal
-----------------------------------------------------           Financial Officer)
                   James H. Haddox

                /s/ DERRICK A. JENSEN                         Vice President, Controller and Chief
-----------------------------------------------------           Accounting Officer
                  Derrick A. Jensen

                /s/ VINCENT D. FOSTER                         Director
-----------------------------------------------------
                  Vincent D. Foster

                 /s/ JOHN R. WILSON                           Director
-----------------------------------------------------
                   John R. Wilson

                /s/ TIMOTHY A. SOULE                          Director
-----------------------------------------------------
                  Timothy A. Soule

                 /s/ JOHN A. MARTELL                          Director
-----------------------------------------------------
                   John A. Martell

                  /s/ GARY A. TUCCI                           Director
-----------------------------------------------------
                    Gary A. Tucci

                  /s/ JAMES R. BALL                           Director
-----------------------------------------------------
                    James R. Ball

                 /s/ RODNEY R. PROTO                          Director
-----------------------------------------------------
                   Rodney R. Proto

                /s/ MICHAEL T. WILLIS                         Director
-----------------------------------------------------
                  Michael T. Willis

                              INDEX TO EXHIBITS



EXHIBIT NO.               DESCRIPTION
-----------               -----------

  21.1                    Subsidiaries
  23.1                    Consent of Arthur Andersen LLP
  27.1                    Financial Data Schedule