Form 10-Q
period 1999-03-31
QUANTA SERVICES INC
filed 1999-05-17
CIK 1050915

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

                 For the Quarterly Period Ended March 31, 1999

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

  26,182,357 shares of Common Stock were outstanding as of May 13, 1999. As of the same date, 3,341,451 shares of Limited Vote Common Stock were outstanding.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    QUANTA SERVICES, INC. AND SUBSIDIARIES SUPPLEMENTAL COMBINED FINANCIAL
     INFORMATION
    Supplemental Combined Financial Information...........................   1
    Supplemental Combined Statements of Operations for the three months
     ended March 31, 1998 and 1999........................................   2
    QUANTA SERVICES, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Operations.................................   5
    Consolidated Statements of Cash Flows.................................   6
    Notes to Condensed Consolidated Financial Statements..................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  12
PART II. OTHER INFORMATION
  Item 2. Changes in Securities...........................................  17
  Item 6. Exhibits and Reports on Form 8-K................................  17
  Signature...............................................................  18

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                     PART I, ITEM 1--FINANCIAL INFORMATION

                  SUPPLEMENTAL COMBINED FINANCIAL INFORMATION

OVERVIEW AND BASIS OF PRESENTATION

  Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty contracting and maintenance services primarily related to electric, utility and telecommunications infrastructure in North America. In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Quanta acquired twelve additional businesses in 1998 and nine additional businesses through March 31, 1999. Of these additional acquired businesses, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies". The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies". Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

  The financial statements of Quanta for periods prior to February 18, 1998 (the effective closing date of the acquisitions of the Founding Companies) are the financial statements of PAR Electrical Contractors, Inc. ("PAR" or the "Accounting Acquiror") as restated for the acquisitions of the Pooled Companies. The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning February 19, 1998, and the Purchased Companies from their respective dates of acquisition.

  The accompanying pro forma combined statement of operations of the Company for the three months ended March 31, 1998, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1998, and the Purchased Companies from the date of their respective acquisition.

  The unaudited pro forma combined statement of operations for the three months ended March 31, 1998 assumes that the Offering and related transactions were closed on January 1, 1998 and presents certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies; 2) the IPO completed on February 18, 1998; 3) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies; 4) amortization of goodwill resulting from the acquisition of the Founding Companies; 5) reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies, and 6) adjustments to the federal and state income tax provision for the Founding Companies based on pro forma operating results.

  The unaudited pro forma combined statement of operations for the three months ended March 31, 1998 is presented herein as the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included in this Form 10-Q. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since Quanta, the Founding Companies and the Pooled Companies were not under common control or management for a portion of the period presented, historical pro forma combined results may not be comparable to, or indicative of, future performance.

  Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these pro forma combined financial statements be read in conjunction with the pro forma combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31, 1999.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                SUPPLEMENTAL COMBINED STATEMENTS OF OPERATIONS
                 (In thousands, except per share information)
                                  (Unaudited)

                                                        Three Months Ended
                                                            March 31 ,
                                                       --------------------
                                                          1998       1999
                                                       ----------- --------
                                                       (Pro Forma)
Revenues..............................................  $ 46,766   $127,779
Cost of services (including depreciation).............    39,169    104,871
                                                        --------   --------
  Gross profit........................................     7,597     22,908
Selling, general and administrative expenses..........     4,478     11,982
Merger expenses--pooling..............................        --        137
Goodwill amortization.................................       414      1,498
                                                        --------   --------
  Income from operations..............................     2,705      9,291
Other income (expense):
  Interest expense....................................      (379)    (2,224)
  Other income (expense), net.........................       119        320
                                                        --------   --------
Income before income tax provision....................     2,445      7,387
Provision for income taxes............................       933      3,964 (a)
                                                        --------   --------
Net income............................................  $  1,512   $  3,423
                                                        ========   ========
Basic earnings per share..............................  $   0.09   $   0.13
                                                        ========   ========
Diluted earnings per share............................  $   0.09   $   0.13
                                                        ========   ========
Diluted earnings per share before merger expenses.....  $   0.09   $   0.16 (b)
                                                        ========   ========
Shares used in computing earnings per share--
  Basic...............................................    17,428     26,024
                                                        ========   ========
  Diluted.............................................    17,490     30,139
                                                        ========   ========

--------
(a) Includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.
(b) Excludes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999. In addition, it excludes non-recurring merger expenses of $137,000 related to this transaction.


    The accompanying notes are an integral part of these combined financial statements.

 (1) Shares Used in Computing Earnings Per Share

  The pro forma basic earnings per share calculation for the three months ended March 31, 1998 include the pro forma effect of the shares issued to the Founding Companies, the Pooled Companies, the Limited Vote Common Stock and the Offering as though they were outstanding the entire period. Pro forma diluted earnings per share include the shares described previously and the dilution of 61,817 shares attributable to outstanding options to purchase common stock, using the treasury stock method.

  Basic earnings per share for the three months ended March 31, 1999 are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of common stock and Limited Vote Common Stock outstanding and the dilution of 525,992 attributable to outstanding options to purchase common stock, using the treasury stock method. In addition, it includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes. Included in net income used in computing diluted earnings per share is approximately $542,000 in reduced interest expense, net of tax, attributable to the assumed conversion of the Convertible Subordinated Notes.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31,  MARCH 31,
                                                           1998        1999
                                                       ------------ -----------
CURRENT ASSETS:                                                     (UNAUDITED)
  Cash ...............................................   $  3,246    $  5,257
  Accounts receivable, net of allowance of $1,405 and
   $1,889.............................................     76,040     114,085
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     22,620      41,662
  Inventories.........................................      2,534       6,141
  Prepaid expenses and other current assets...........      4,352       5,214
                                                         --------    --------
    Total current assets..............................    108,792     172,359
PROPERTY AND EQUIPMENT, net...........................     74,212      93,219
OTHER ASSETS, net.....................................      5,190       5,543
GOODWILL, net.........................................    150,887     283,083
                                                         --------    --------
    Total assets......................................   $339,081    $554,204
                                                         ========    ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt................   $  4,357    $  3,392
  Accounts payable and accrued expenses...............     40,298      68,778
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................      7,031       9,980
                                                         --------    --------
    Total current liabilities.........................     51,686      82,150
LONG-TERM DEBT, net of current maturities.............     60,281      85,434
CONVERTIBLE SUBORDINATED NOTES........................     49,350      49,350
DEFERRED INCOME TAXES AND OTHER NON-CURRENT
 LIABILITIES..........................................      6,261       7,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000
   shares authorized, none issued and outstanding.....         --          --
  Common Stock, $.00001 par value, 36,654,667 shares
   authorized, 18,557,949 and 25,677,410 shares issued
   and outstanding, respectively......................         --          --
  Limited Vote Common Stock, $.00001 par value,
   3,345,333 shares authorized, 3,345,333 and
   3,341,451 shares issued and outstanding,
   respectively.......................................         --          --
  Unearned ESOP shares................................     (1,831)     (1,831)
  Additional paid-in capital..........................    145,194     300,038
  Retained earnings...................................     28,140      31,563
                                                         --------    --------
    Total stockholders' equity........................    171,503     329,770
                                                         --------    --------
    Total liabilities and stockholders' equity........   $339,081    $554,204
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

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share information)
                                  (Unaudited)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                         ------------------
                                                           1998      1999
                                                         --------  --------
Revenues................................................ $ 32,230  $127,779
Cost of services (including depreciation)...............   26,996   104,871
                                                         --------  --------
  Gross profit..........................................    5,234    22,908
Selling, general and administrative expenses............    3,522    11,982
Merger expenses--pooling................................       --       137
Goodwill amortization...................................      196     1,498
                                                         --------  --------
  Income from operations................................    1,516     9,291
Other income (expense):
  Interest expense......................................     (416)   (2,224)
  Other income (expense), net...........................       73       320
                                                         --------  --------
Income before income tax provision......................    1,173     7,387
Provision for income taxes..............................      356     3,964 (a)
                                                         --------  --------
Net income.............................................. $    817  $  3,423
                                                         ========  ========
Basic earnings per share................................ $   0.08  $   0.13
                                                         ========  ========
Diluted earnings per share.............................. $   0.08  $   0.13
                                                         ========  ========
Diluted earnings per share before merger expenses....... $   0.08  $   0.16 (b)
                                                         ========  ========
Shares used in computing earnings per share--
  Basic.................................................   10,518    26,024
                                                         ========  ========
  Diluted...............................................   10,580    30,139
                                                         ========  ========

--------
(a) Includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.
(b) Excludes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999. In addition, it excludes non-recurring merger expenses of $137,000 related to this transaction.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           --------------------
                                                             1998       1999
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................  $     817  $   3,423
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities--
  Depreciation and amortization..........................      1,159      5,350
  Gain on sale of property and equipment.................        (49)       (34)
  Deferred income taxes..................................        105        690
  Changes in operating assets and liabilities, net of
   non-cash transactions--
   (Increase) decrease in--
    Accounts receivable..................................     (3,910)   (11,998)
    Inventories..........................................       (606)      (822)
    Costs and estimated earnings in excess of billings on
     uncompleted contracts...............................       (949)   (10,875)
    Prepaid expenses and other current assets............          6       (676)
   Increase (decrease) in--
    Accounts payable and accrued expenses................      5,117      7,905
    Billings in excess of costs and estimated earnings on
     uncompleted contracts...............................     (1,585)     2,476
    Other, net...........................................         32        154
                                                           ---------  ---------
  Net cash provided by (used in) operating activities....        137     (4,407)
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment............        816        287
 Additions of property and equipment.....................     (2,951)    (8,580)
 Cash paid for acquisitions, net of cash acquired........    (12,057)   (97,584)
                                                           ---------  ---------
  Net cash used in investing activities..................    (14,192)  (105,877)
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt............................      2,579      2,428
 Payments on long-term debt..............................    (18,157)   (15,657)
 Issuances of common stock, net of offering costs........     45,109    101,119
 Net borrowings under bank lines of credit...............         --     24,405
 Distributions to accounting acquiror....................     (8,370)        --
 Other, net..............................................     (2,526)        --
                                                           ---------  ---------
  Net cash provided by financing activities..............     18,635    112,295
                                                           ---------  ---------
NET INCREASE IN CASH.....................................      4,580      2,011
CASH, beginning of period................................        489      3,246
                                                           ---------  ---------
CASH, end of period......................................  $   5,069  $   5,257
                                                           =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for--
  Interest...............................................  $     380  $   1,940
  Income taxes...........................................        263      5,438

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

  In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Quanta acquired twelve additional businesses in 1998 and nine additional businesses through March 31, 1999. Of the additional acquired businesses, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies". The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" (together with the Founding Companies and the Pooled Companies, the "Acquired Businesses"). Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

  The financial statements of Quanta for periods prior to February 18, 1998 (the effective closing date of the acquisitions of the Founding Companies), are the financial statements of PAR Electrical Contractors, Inc. ("PAR" or the "Accounting Acquiror") as restated for the acquisitions of the Pooled Companies. The operations of the other Founding Companies and Quanta, acquired by the Accounting Acquiror, have been included in the Company's historical financial statements beginning February 19, 1998, and the Purchased Companies beginning on their respective dates of acquisition. References herein to the "Company" include Quanta and its subsidiaries.

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

  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 1999.

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

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)


2. PER SHARE INFORMATION:


  Basic earnings per share calculations are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding. Diluted earnings per share calculations are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding and the dilution of 61,817 and 525,992 shares in 1998 and 1999, respectively, attributable to outstanding options to purchase common stock, using the treasury stock method. In addition, for the three months ended March 31, 1999, diluted earnings per share includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes. Included in net income used in computing diluted earnings per share for the three months ended March 31, 1999 is approximately $542,000 in reduced interest expense, net of tax, attributable to the assumed conversion of the Convertible Subordinated Notes.

3. BUSINESS COMBINATIONS:

 Poolings

  During 1998 and the quarter ended March 31, 1999, the Company acquired all of the outstanding stock of two companies in exchange for 1,162,572 shares of common stock. These companies provide specialty contracting services to the cable television and telecommunications industries. These acquisitions have been accounted for as poolings-of-interests and the results of their operations are included for all periods presented herein.

 Purchases

  During the first quarter of 1999, the Company has completed eight acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of approximately $100.0 million in cash and notes and 2.5 million shares of common stock. The accompanying balance sheet as of March 31, 1999 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's results of operations for the year ended December 31, 1998 and the three months ended March 31, 1999. The unaudited data presented below consists of statements of operations data as presented in these condensed consolidated financial statements plus (i) statements of operations data of the Founding Companies for the periods prior to February 19, 1998, (ii) the effects of the Pooled Companies and (iii) all Purchased Companies as if the acquisitions were effective on the first day of the period being reported. The unaudited revenue and net income data are in thousands.

                                                                        Three
                                                                        Months
                                                           Year Ended   Ended
                                                          December 31,  March
                                                              1998     31, 1999
                                                          ------------ --------
Revenues.................................................   $627,469   $147,705
Net income...............................................   $ 37,853   $  4,006
Basic earnings per share.................................   $   1.30   $   0.14
Diluted earnings per share...............................   $   1.23   $   0.14

  Pro forma adjustments included in the amounts above primarily relate to: (a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

unassumed debt and the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies and Purchased Companies, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) elimination of non-recurring acquisition costs associated with the Pooled Companies; (e) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Convertible Subordinated Notes (as defined in Note 7), net of the repayment of outstanding indebtedness of the Company; (f) the reduction in interest expense related to the repayment of debt from proceeds of the secondary offering of common stock completed in January 1999, as if the offering had been completed at the beginning of all periods presented and (g) adjustment to the federal and state income tax provisions based on the combined operations. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period.

4. INCOME TAXES:

  Certain of the acquisitions were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods. In addition, during the first quarter of 1999, a non-cash, non-recurring tax charge of $677,000 was recorded as a result of a change in the tax status from an S Corporation to a C Corporation of a company acquired in a pooling transaction.

5. COMMITMENTS AND CONTINGENCIES:

  The Company issued shares of common stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of one of the Pooled Companies. The ESOP was terminated on July 31, 1998, and pending a favorable determination letter from the Internal Revenue Service, a portion of the shares of the Company's common stock held by the ESOP will be sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares will be distributed to its participants. The cost of the unallocated ESOP shares is reflected as a reduction in the Company's stockholders' equity. Upon distribution from the ESOP, the Company will owe an excise tax equal to 10 percent of the value of the Company's common stock distributed. In addition, the Company will eliminate the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and will have to recognize a non-cash, non-recurring compensation charge equal to the value of the unallocated shares held by the ESOP at the time it allocates and distributes such shares. The Company currently cannot determine the amount of the excise tax that will be owed or the non-cash, non-recurring compensation charge that will be recognized. However, based on the closing price of the Company's common stock on March 31, 1999, the amount of such charges would be approximately $772,000 and $3,209,000, respectively.

6. NEW PRONOUNCEMENT:

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

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

7. DEBT:

 Credit Facility

  The Company has a $175.0 million revolving credit facility (the "Credit Facility") with a group of nine banks. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR" which was 4.94% at March 31, 1999) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate (which was 7.75% at March 31, 1999) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175% to 0.30% (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Credit Facility matures August 2, 2003. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of March 31, 1999, $81.0 million was borrowed under the Credit Facility, and the Company had $3.5 million of letters of credit outstanding, resulting in a borrowing availability of $90.5 million under the Credit Facility.

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

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)


                                                                Three Months
                                                               Ended March 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (In thousands)
Electric utility infrastructure.............................. $ 18,430 $ 68,502
Telecommunications...........................................    9,639   39,615
Transportation control and lighting systems..................    2,156    4,690
Commercial and industrial....................................    2,005   14,972
                                                              -------- --------
                                                              $ 32,230 $127,779
                                                              ======== ========

  The Company does not have significant operations or long-lived assets in countries outside of the United States.

9. SUBSEQUENT EVENTS:

 Business Combinations

  Subsequent to March 31, 1999 and through May 13, 1999, the Company acquired two additional companies for an aggregate consideration of approximately $13.8 million in cash and 485,029 shares of common stock. The cash portion of such consideration was provided by borrowings under the Company's credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management, statements regarding the future results of acquired companies, the Company's gross margins and the Company's expectations regarding Year 2000 issues. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1999, and which is available at the SEC's Web site at www.sec.gov.

  Quanta derives its revenues from one reportable segment by providing specialty contracting and maintenance services related to electric and telecommunications infrastructure, installing transportation control and lighting systems, and providing specialty contracting services to the commercial and industrial markets. Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Quanta's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be predicted with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance. Fluctuations in insurance accruals related to this deductible could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

Results of Operations--Historical

  The unaudited historical combined statements of operations for the three months ended March 31, 1998 and 1999 reflect the historical operations of PAR and the Pooled Companies. The operations of the Founding Companies have been included in the Company's historical financial statements beginning February 19, 1998 and the operations of the Purchased Companies have been included from their respective acquisition dates.

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                     1998            1999
                                                 -------------  --------------
                                                        (In thousands)
Revenues........................................ $32,230 100.0% $127,779 100.0%
Cost of services................................  26,996  83.8   104,871  82.1
                                                 ------- -----  -------- -----
Gross profit....................................   5,234  16.2    22,908  17.9
Selling, general and administrative expenses....   3,522  10.9    11,982   9.4
Merger expenses--pooling........................      --    --       137   0.1
Goodwill amortization...........................     196   0.6     1,498   1.2
                                                 ------- -----  -------- -----
Income from operations..........................   1,516   4.7     9,291   7.2
Interest expense................................     416   1.3     2,224   1.7
Other income (expense), net.....................      73   0.2       320   0.3
                                                 ------- -----  -------- -----
Income before income tax provision..............   1,173   3.6     7,387   5.8
Provision for income taxes......................     356   1.1     3,964   3.1
                                                 ------- -----  -------- -----
Net income...................................... $   817   2.5% $  3,423   2.7%
                                                 ======= =====  ======== =====

 Combined Results For The Three Months Ended March 31, 1998 Compared To The Three Months Ended March 31, 1999

  Revenues. Revenues increased $95.5 million, or 296.5 percent, to $127.8 million for the three months ended March 31, 1999. This increase in revenues was primarily attributable to the contribution of $72.1 million of revenues in 1999 from companies purchased subsequent to March 31, 1998, inclusion of revenues of the Founding Companies for the full quarter and increased demand for the Company's services in 1999.

  Gross profit. Gross profit increased $17.7 million, or 337.7 percent, to $22.9 million for the three months ended March 31, 1999. Gross margin increased from 16.2 percent for the three months ended March 31, 1998 to 17.9 percent for the three months ended March 31, 1999. This increase was due to a higher mix of higher margin telecommunications contracts in 1999 compared to 1998 and slightly improved margins from electric utility infrastructure services.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.5 million, or 240.2 percent, to $12.0 million for the three months ended March 31, 1999. This increase was due to the acquisition of the Purchased Companies, increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects, and the increased costs related to the Company's corporate infrastructure.

  Interest expense. Interest expense increased $1.8 million, or 434.6%, to $2.2 million for the three months ended March 31, 1999. This increase in interest expense is attributable to higher levels of debt resulting from cash paid and debt assumed with the acquisition of certain Purchased Companies. In addition, the Company borrowed funds under the Credit Facility for equipment purchases and other operating activities in connection with the addition of the Purchased Companies through the first quarter of 1999. Also, interest expense increased due to the issuance of the Convertible Subordinated Notes, partially offset by lower overall effective borrowing rates in 1999 versus 1998.

Liquidity and Capital Resources

  In February 1999, the Company completed a follow-on public offering of common stock, which included the issuance of 4,600,000 shares of common stock (including 600,000 shares pursuant to the underwriters' over-allotment option) at a price of $23.25 per share (before deducting underwriting discounts and commissions). The Company realized proceeds from this transaction, net of the discounts and after deducting the expenses of the offering, of approximately $101.1 million. Of this amount, the Company used $57.8 million to repay outstanding indebtedness under the Credit Facility and the remainder to acquire additional businesses.

  As of March 31, 1999, Quanta had cash of $5.3 million, working capital of $90.2 million and long-term debt of $85.4 million, net of current maturities, including borrowings of $81.0 million under the Credit Facility. The Company also had $3.5 million of letters of credit outstanding under the Credit Facility. In addition, the Company had $49.4 million of Convertible Subordinated Notes.

  During the three months ended March 31, 1999, operating activities utilized net cash flow of $4.4 million. Changes in working capital accounts are driven predominantly by the acquisitions throughout the quarter and as such are not comparable to prior periods. We used net cash in investing activities of $105.9 million, including $97.6 million used for the purchase of businesses, net of cash acquired. Financing activities provided a net cash flow of $112.3 million, resulting primarily from $101.1 million of net proceeds from the follow-on offering, and $24.4 million from net borrowings under our Credit Facility, partially offset by $15.7 million in repayments of debt assumed in connection with acquisitions.

  The Company has a $175.0 million revolving Credit Facility (the "Credit Facility") with a group of nine banks. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus
1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.175 percent to
0.30 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the Credit Facility, and the Credit Facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of May 13, 1999 the Company had approximately $105.6 million in outstanding borrowings under the Credit Facility and $4.1 million of letters of credit outstanding, resulting in a borrowing availability of $65.3 million under the revolving Credit Facility.

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

  The Company issued shares of common stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of one of the Pooled Companies. The ESOP was terminated on July 31, 1998, and pending a favorable determination letter from the Internal Revenue Service, a portion of the shares of the Company's common stock held by the ESOP will be sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares will be distributed to its participants. The cost of the unallocated ESOP shares is reflected as a reduction in the Company's stockholders' equity. Upon distribution from the ESOP, the Company will owe an excise tax equal to 10 percent of the value of the Company's common stock distributed. In addition, the Company will eliminate the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and will have to recognize a non-cash, non-recurring compensation charge equal to the value of the unallocated shares held by the ESOP at the time it allocates and distributes such shares. The Company currently cannot determine the amount of the excise tax that will be owed or the non-cash, non-recurring compensation charge that will be recognized. However, based on the closing price of the Company's common stock on March 31, 1999, the amount of such charges would be approximately $772,000 and $3,209,000, respectively.

  Through May 12, 1999 the Company has acquired 23 companies in addition to the Founding Companies for an aggregate consideration of 8.2 million shares of Common Stock and $198.4 million in cash and notes. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility and proceeds from the Offering and our second public offering of common stock. The timing size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

  The Company expects to continue its aggressive acquisition program. The Company intends to continue to use a combination of cash, notes and common stock to finance the principal part of the consideration payable in acquisitions. If the common stock does not maintain a sufficient value, or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company could be required to utilize more cash to complete acquisitions. If sufficient funds were not available from operating cash flow or through borrowings under the Company's Credit Facility, the Company may seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. The Company anticipates that its cash flow from operations and the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months.

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

  We have circulated a formal questionnaire to all of our significant suppliers, customers and service providers to determine the extent to which Quanta is vulnerable to those third parties' failure to remediate the Year 2000 problem. We have received assurances of Year 2000 compliance from many of our suppliers, customers and service providers, including the providers of most of our computer systems and the providers of financial services to us. In addition, we have hired a consultant to assist us in evaluating the responses we receive from our suppliers, customers and service providers. Because of the nature of our business and the number of vendors available to us, we believe that our operations will not be significantly disrupted even if third parties with whom we have relationships are not Year 2000 compliant.

  Costs to Address the Year 2000 Issue. We have not identified any material systems which are not Year 2000 compliant, although seven of our Acquired Businesses have systems which are not Year 2000 compliant. Three of the systems require only minor software upgrades to a current version. For the remaining four companies, we plan to have replacements for these systems operational by December 31, 1999, at an estimated cost of $350,000, as part of our previously planned systems integration program which will be funded from cash flows from operations. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. We have not delayed any IT projects due to our Year 2000 compliance program.

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

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities.

  (c) Unregistered Sales of Securities.

  Set forth below is certain information concerning all sales of securities by the Company during the three month period ended March 31, 1999 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

  Between January 1, 1999 and March 31, 1999, the Company issued 2,713,021 shares of common stock as part of the consideration for certain acquisitions. These shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits:

      10.1* --Quanta Services, Inc. Management Incentive Bonus Plan for Fiscal
             Year Ending December 31, 1999
      27.1  --Financial data schedule

--------
* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission for confidential treatment.

  (b) Reports on Form 8-K:

  On February 26, 1999, the Company filed a Current Report on Form 8-K to report the Company's acquisition of The Ryan Company, Inc. and Northern Line Layers, Inc. on February 12, 1999 and February 16, 1999, respectively. These acquisitions were accounted for as purchases.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTA SERVICES, INC.

Dated: May 14, 1999

                                                  /s/ James H. Haddox
                                          By:__________________________________
                                                      James H. Haddox
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

 Exhibit
   No.                               Description
 -------                             -----------
 10.1*   --Quanta Services, Inc. Management Incentive Bonus Plan for Fiscal
          Year Ending December 31, 1999
 27.1    --Financial data schedule

--------
* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission for confidential treatment.