Form 10-Q
period 1999-06-30
QUANTA SERVICES INC
filed 1999-08-16
CIK 1050915

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

                 For the Quarterly Period Ended June 30, 1999

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  28,476,973 shares of Common Stock were outstanding as of August 12, 1999. As of the same date, 3,331,451 shares of Limited Vote Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    QUANTA SERVICES, INC. AND SUBSIDIARIES SUPPLEMENTAL COMBINED FINANCIAL
     INFORMATION
    Supplemental Combined Financial Information...........................   1
    Supplemental Combined Statements of Operations for the six months
     ended June 30, 1998 and 1999.........................................   2
    QUANTA SERVICES, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Operations.................................   5
    Consolidated Statements of Cash Flows.................................   6
    Notes to Condensed Consolidated Financial Statements..................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  12
PART II. OTHER INFORMATION
  Item 2. Changes in Securities...........................................  17
  Item 4. Submission of Matters to a Vote of Security Holders.............  17
  Item 6. Exhibits and Reports on Form 8-K................................  18
  Signature...............................................................  19

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                     PART I, ITEM 1--FINANCIAL INFORMATION

                  SUPPLEMENTAL COMBINED FINANCIAL INFORMATION

OVERVIEW AND BASIS OF PRESENTATION

  Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty contracting and maintenance services primarily related to electric, utility, telecommunications and cable television infrastructure in North America. In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Quanta acquired twelve additional businesses in 1998 and sixteen additional businesses through June 30, 1999. Of these additional acquired businesses, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies". The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies". Quanta intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

  The unaudited supplemental pro forma combined statement of operations for the six months ended June 30, 1998 assumes that the Offering and related transactions were closed on January 1, 1998 and presents certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies; 2) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies; 3) amortization of goodwill resulting from the acquisition of the Founding Companies; 4) a reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies; and 5) adjustments to the federal and state income tax provision for the Founding Companies based on pro forma operating results.

  The unaudited supplemental pro forma combined statement of operations for the six months ended June 30, 1998 is presented herein as the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Form 10-Q. The pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since Quanta, the Founding Companies and the Pooled Companies were not under common control or management for a portion of the period presented, historical pro forma combined results may not be comparable to, or indicative of, future performance.

  Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these unaudited pro forma supplemental combined financial statements be read in conjunction with the historical and pro forma combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31, 1999 and additionally the Company's restated financial statements on Form 8-K which was filed with the Securities and Exchange Commission on June 17, 1999, giving effect to a pooling-of-interests transaction which occurred in February 1999.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                SUPPLEMENTAL COMBINED STATEMENTS OF OPERATIONS
                 (In thousands, except per share information)
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                             1998       1999
                                                          ----------- --------
                                                          (Pro Forma)
Revenues.................................................  $111,811   $321,600
Cost of services (including depreciation)..................  91,418    255,120
                                                           --------   --------
  Gross profit...........................................    20,393     66,480
Selling, general & administrative expenses...............    10,222     29,877
Merger expenses--pooling.................................       231      6,574 (a)
Goodwill amortization....................................       967      3,725
                                                           --------   --------
  Income from operations.................................     8,973     26,304
                                                           --------   --------
Other income (expense):
  Interest expense.......................................    (1,080)    (5,661)
  Other, net.............................................       235        678
                                                           --------   --------
Income before income tax provision.......................     8,128     21,321
Provision for income taxes(b)............................     3,477     13,091
                                                           --------   --------
Net income...............................................  $  4,651   $  8,230
                                                           ========   ========
Basic earnings per share.................................  $   0.26   $   0.29
                                                           ========   ========
Diluted earnings per share...............................  $   0.26   $   0.29
                                                           ========   ========
Diluted earnings per share before merger expenses(c).....  $   0.27   $   0.51
                                                           ========   ========
Shares used in computing earnings per share(1)--
  Basic..................................................    18,045     28,020
                                                           ========   ========
  Diluted(d).............................................    18,153     32,290
                                                           ========   ========

--------
(a) As a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, in June 1999 the Company incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million.
(b) Reflects the non-deductibility of the merger expenses. In addition, for the six months ended June 30, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.
(c) Excludes the effect of all non-recurring, merger expenses. Additionally, for the six months ended June 30, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in (b) above.
(d) Includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes in 1999 and the dilution attributable to outstanding options to purchase common stock, using the treasury stock method.

  The accompanying notes are an integral part of these supplemental combined financial statements.

 (1) Shares Used in Computing Earnings Per Share

  The pro forma basic earnings per share calculation for the six months ended June 30, 1998 include the pro forma effect of the shares issued to the Founding Companies, the Pooled Companies, the Limited Vote Common Stock and the Offering as though they were outstanding the entire period. Pro forma diluted earnings per share include the shares described previously and the dilution of 108,313 shares attributable to outstanding options to purchase common stock, using the treasury stock method.

  Basic earnings per share for the six months ended June 30, 1999 are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding. Diluted earnings per share is based on the weighted average shares of common stock and Limited Vote Common Stock outstanding and the dilution of 680,810 shares attributable to outstanding options to purchase common stock, using the treasury stock method. In addition, it includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes. Included in net income used in computing diluted earnings per share is approximately $1.1 million in reduced interest expense, net of tax, attributable to the assumed conversion of the Convertible Subordinated Notes.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                       December 31,  June 30,
                                                           1998        1999
                                                       ------------ ----------
                        ASSETS                                      (Unaudited)
CURRENT ASSETS:
  Cash................................................   $  3,246    $  4,192
  Accounts receivable, net of allowance of $1,616 and
   $2,879.............................................     76,040     156,749
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     22,620      44,424
  Inventories.........................................      2,534       8,863
  Prepaid expenses and other current assets...........      4,352       7,973
                                                         --------    --------
    Total current assets..............................    108,792     222,201
PROPERTY AND EQUIPMENT, net...........................     74,212     126,316
OTHER ASSETS, net.....................................      5,190       7,204
GOODWILL, net.........................................    150,887     385,879
                                                         --------    --------
    Total assets......................................   $339,081    $741,600
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt................   $  4,357    $  5,565
  Accounts payable and accrued expenses...............     40,298      94,456
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................      7,031      11,213
                                                         --------    --------
    Total current liabilities.........................     51,686     111,234
LONG-TERM DEBT, net of current maturities.............     60,281     180,095
CONVERTIBLE SUBORDINATED NOTES........................     49,350      49,350
DEFERRED INCOME TAXES AND OTHER NON-CURRENT
 LIABILITIES..........................................      6,261       9,365
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000
   shares authorized, none issued ....................         --          --
  Common Stock, $.00001 par value, 36,654,667 and
   100,000,000 shares authorized, 18,557,949 and
   27,688,330 shares issued and outstanding...........         --          --
  Limited Vote Common Stock, $.00001 par value,
   3,345,333 shares authorized, 3,345,333 and
   3,341,451 shares issued and outstanding............         --          --
  Unearned ESOP shares................................     (1,831)         --
  Additional paid-in capital..........................    145,194     355,186
  Retained earnings...................................     28,140      36,370
                                                         --------    --------
    Total stockholders' equity........................    171,503     391,556
                                                         --------    --------
    Total liabilities and stockholders' equity........   $339,081    $741,600
                                                         ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share information)
                                  (Unaudited)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                --------------------     ------------------
                                  1998       1999          1998      1999
                                ---------  ---------     --------  --------
Revenues....................... $  65,045  $ 193,821     $ 97,275  $321,600
Cost of services (including
 depreciation).................    52,249    150,249       79,245   255,120
                                ---------  ---------     --------  --------
  Gross profit.................    12,796     43,572       18,030    66,480
Selling, general &
 administrative expenses.......     5,744     17,895        9,266    29,877
Merger expenses--pooling.......       231      6,437 (a)      231     6,574 (a)
Goodwill amortization..........       553      2,227          749     3,725
                                ---------  ---------     --------  --------
  Income from operations.......     6,268     17,013        7,784    26,304
Other income (expense):........
  Interest expense.............      (701)    (3,437)      (1,117)   (5,661)
  Other, net...................       116        358          189       678
                                ---------  ---------     --------  --------
Income before income tax
 provision.....................     5,683     13,934        6,856    21,321
Provision for income taxes(b)..     2,544      9,127        2,900    13,091
                                ---------  ---------     --------  --------
Net income..................... $   3,139  $   4,807     $  3,956  $  8,230
                                =========  =========     ========  ========
Basic earnings per share....... $    0.17  $    0.16     $   0.27  $   0.29
                                =========  =========     ========  ========
Diluted earnings per share..... $    0.17  $    0.16     $   0.27  $   0.29
                                =========  =========     ========  ========
Diluted earnings per share
 before merger expenses(c)..... $    0.18  $    0.34     $   0.28  $   0.51
                                =========  =========     ========  ========
Shares used in computing
 earnings per share--
  Basic........................    18,655     30,075       14,610    28,020
                                =========  =========     ========  ========
  Diluted(d)...................    18,817     34,474       14,717    32,290
                                =========  =========     ========  ========

--------
(a) As a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, in June 1999 the Company incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million.
(b) Reflects the non-deductibility of the merger expenses. In addition, for the six months ended June 30, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.
(c) Excludes the effect of all non-recurring, merger expenses. Additionally, for the six months ended June 30, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in (b) above.
(d) Includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes in 1999 and the dilution attributable to outstanding options to purchase common stock, using the treasury stock method.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                      1998       1999       1998       1999
                                    ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income....................... $   3,139  $   4,807  $   3,956  $   8,230
  Adjustments to reconcile net
   income to net cash provided by
   operating activities--
   Depreciation and amortization...     2,229      7,414      3,389     12,764
   Gain on sale of property and
    equipment......................        (8)      (119)       (57)      (153)
   Non-cash compensation charge for
    issuance of Common Stock
    (ESOP).........................        --      5,319         --      5,319
   Deferred income taxes...........        87       (476)       192        214
   Changes in operating assets and
    liabilities, net of non-cash
    transactions--
    (Increase) decrease in--
     Accounts receivable...........      (396)   (20,095)    (4,126)   (32,093)
     Inventories...................       478       (944)      (128)    (1,766)
     Costs and estimated earnings
      in excess of billings on
      uncompleted contacts.........    (4,514)    (1,156)    (5,643)   (12,031)
     Prepaid expenses and other
      current assets...............        35         60         41       (616)
    Increase (decrease) in--
     Accounts payable and accrued
      expenses.....................       656     18,486      5,575     26,391
     Billings in excess of costs
      and estimated earnings on
      uncompleted contracts........     1,771     (4,510)       185     (2,034)
     Other, net....................      (438)       870       (411)     1,024
                                    ---------  ---------  ---------  ---------
   Net cash provided by operating
    activities.....................     3,039      9,656      2,973      5,249
                                    ---------  ---------  ---------  ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from sale of property
   and equipment...................       153        194        969        481
  Additions of property and
   equipment.......................    (4,342)   (16,303)    (7,293)   (24,883)
  Cash paid for acquisitions, net
   of cash acquired................   (22,716)   (77,461)   (34,773)  (175,045)
                                    ---------  ---------  ---------  ---------
   Net cash used in investing
    activities.....................   (26,905)   (93,570)   (41,097)  (199,447)
                                    ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from long-term debt.....       929        933      3,711      3,361
  Payments on long-term debt.......    (9,249)    (7,153)   (27,406)   (22,810)
  Issuances of common stock, net of
   offering costs..................        --         --     45,109    101,119
  Net borrowings under bank lines
   of credit.......................    28,895     89,360     26,369    113,765
  Distributions to accounting
   acquiror........................        --         --     (8,370)        --
  Exercise of stock options........        --      1,368         --      1,368
  Debt issuance costs..............        --     (1,659)        --     (1,659)
                                    ---------  ---------  ---------  ---------
   Net cash provided by financing
    activities.....................    20,575     82,849     39,413    195,144
                                    ---------  ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH....    (3,291)    (1,065)     1,289        946
CASH, beginning of period..........     5,069      5,257        489      3,246
                                    ---------  ---------  ---------  ---------
CASH, end of period................ $   1,778  $   4,192  $   1,778  $   4,192
                                    =========  =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid for--
  Interest......................... $     623  $   1,517  $   1,003  $   3,457
  Income taxes.....................       536      4,874        799     10,312

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BUSINESS AND ORGANIZATION:

  Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty contracting and maintenance services primarily related to electric, utility, telecommunications and cable television infrastructure in North America.

  In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Quanta acquired twelve additional businesses in 1998 and sixteen additional businesses through June 30, 1999. Of these additional acquired businesses, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies". The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" (together with the Founding Companies and the Pooled Companies, the "Acquired Businesses"). Quanta intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

 Interim Condensed Consolidated Financial Information

  These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 1999 and additionally the Company's restated financial statements on Form 8-K which was filed with the SEC on June 17, 1999, giving effect to a pooling-of-interests transaction which occurred in February 1999.

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

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)


2. PER SHARE INFORMATION

  Basic earnings per share calculations are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding. Diluted earnings per share calculations are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding and the dilution of 161,531 and 108,313 shares for three and six months ended June 30, 1998, respectively, and 810,446 and 680,810 shares for the three and six months ended June 30, 1999, respectively, attributable to outstanding options to purchase common stock, using the treasury stock method. In addition, for the three and six months ended June 30, 1999, diluted earnings per share includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes. Included in the net income used in computing diluted earnings per share for the three and six months ended June 30, 1999 are approximately $542,000 and $1.1 million, respectively, in reduced interest expense, net of tax, attributable to the assumed conversion of the Convertible Subordinated Notes.

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

  The Company issued shares of common stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of one of the Pooled Companies. The ESOP was terminated on July 31, 1998. In June 1999, after the receipt of a favorable determination letter from the Internal Revenue Service, a portion of the shares of the Company's common stock held by the ESOP were sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares will be distributed to the participants. The cost of the unallocated ESOP shares was reflected as a reduction in the Company's stockholders' equity. As a result of the above, the Company incurred an excise tax of approximately $1.1 million equal to 10 percent of the value of the Company's common stock to be distributed. In addition, the Company eliminated the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and recognized a non-cash, non-recurring compensation charge of approximately $5.3 million equal to the value of the unallocated shares held by the ESOP.

 Purchases

  In the first six months of 1999, the Company completed fifteen acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $186.2 million in cash and notes and 4.4 million shares of common stock. The accompanying consolidated balance sheet as of June 30, 1999 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's consolidated results of operations for the year ended December 31, 1998 and the six months ended June 30, 1999. The unaudited data presented below consists of statements of operations data as presented in these condensed consolidated financial statements plus (i) statements of operations data of the Founding Companies for the periods prior to February 19, 1998, (ii) the effects of the Pooled Companies and (iii) all

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

Purchased Companies as if the acquisitions were effective on the first day of the period being reported. The unaudited pro forma revenue and net income data are in thousands.

                                                   Year Ended  Six Months Ended
                                                  December 31,     June 30,
                                                      1998           1999
                                                  ------------ ----------------
Revenues.........................................   $723,228       $374,324
Net income.......................................   $ 45,279       $ 13,951
Basic earnings per share.........................   $   1.46       $   0.45
Diluted earnings per share.......................   $   1.37       $   0.43
Diluted earnings per share before merger
 expenses........................................   $   1.37       $   0.61

  Pro forma adjustments included in the amounts above primarily relate to: (a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustment to amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to unassumed debt and the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies and Purchased Companies, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Convertible Subordinated Notes (as defined in Note 7), net of the repayment of outstanding indebtedness of the Company; (e) the reduction in interest expense related to the repayment of debt from proceeds of the secondary offering of common stock completed in January 1999, as if the offering had been completed at the beginning of all periods presented; and (f) adjustment to the federal and state income tax provisions based on the combined operations. The diluted earnings per share before merger expenses excludes the effect of all non-recurring merger expenses. Additionally, for the six months ended June 30, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 recorded as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999. The pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period.

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

5. COMMITMENTS AND CONTINGENCIES:

  On June 30, 1999, the Company announced that it entered into a Letter of Intent with UtiliCorp United Inc. ("UtiliCorp") for a strategic partnership, with UtiliCorp investing up to $400 million in the Company. Under the proposed transaction, Quanta will initially receive proceeds of $150 million in exchange for preferred stock which is convertible into Quanta's common stock at any time at the option of the holder. The remaining investment of up to $250 million by UtiliCorp could take the form of a direct equity investment in the Company and/or the purchase of a portion of the Company's outstanding securities from existing shareholders. The Company currently expects the investment to close in the third quarter of 1999.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)


6. NEW PRONOUNCEMENTS:

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133". SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

7. DEBT:

 Credit Facility

  In June 1999, the Company expanded its bank group from nine to 14 banks and amended its $175.0 million revolving credit facility (the "Credit Facility") to $350.0 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets, and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR" which was 5.25 percent at June 30, 1999) plus 1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate (which was 7.75 percent at June 30, 1999) plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.50 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Credit Facility matures June 2004. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the Credit Facility and the Credit Facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of June 30, 1999, $170.4 million was borrowed under the Credit Facility, and the Company had $4.1 million of letters of credit outstanding, resulting in a borrowing availability of $175.5 million under the Credit Facility.

 Strategic Investment

  In October 1998, the Company entered into a strategic investment agreement with Enron Capital & Trade Resources Corp. ("Enron Capital"), a subsidiary of Enron Corp., pursuant to which Enron Capital and one of its affiliates made an investment of $49.4 million in Quanta. The investment is in the form of Convertible Subordinated Notes bearing interest at 6 7/8 percent and convertible into Quanta common stock at a price of $13.75 per share. Additionally, Quanta and Enron Capital entered into a strategic alliance under which Enron Capital and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems. The Convertible Subordinated Notes require quarterly interest payments and equal semi-annual principal payments beginning in 2006 until the notes are paid in full in 2010. The Company has the option to redeem the notes at a premium beginning in 2002.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)


8. SEGMENT INFORMATION:

  The Company operates in one reportable segment as a specialty contractor. The Company provides contracting and maintenance services including services for electric, utility, telecommunications and cable television infrastructure, transportation control and lighting systems and commercial and industrial services. Each of these services is provided by various of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above.

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1998         1999
                                                     ------------ -------------
                                                           (In thousands)
Electric utility infrastructure..................... $     53,370      $164,438
Telecommunications infrastructure...................       22,616       106,743
Transportation control and lighting systems.........        7,790        21,246
Commercial and industrial...........................       10,475        20,294
Cable television infrastracture.....................        3,024         8,879
                                                     ------------ -------------
                                                     $     97,275 $     321,600
                                                     ============ =============

  The Company does not have significant operations or long-lived assets in countries outside of the United States.

9. SUBSEQUENT EVENTS:

 Business Combinations

  Subsequent to June 30, 1999 and through August 12, 1999, the Company has acquired six additional companies for an aggregate consideration of $39.8 million in cash and notes and 775,084 shares of common stock. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility.

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

  Quanta derives its revenues from one reportable segment by providing specialty contracting and maintenance services related to electric, utility, telecommunications and cable television infrastructure, installing transportation control and lighting systems, and providing specialty contracting services to the commercial and industrial markets. Costs of services consist primarily of salaries and benefits to employees, depreciation, insurance, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Quanta's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be predicted with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance. Fluctuations in insurance accruals related to this deductible could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

Results of Operations

  The unaudited consolidated statements of operations for the three and six months ended June 30, 1998 and 1999 reflect the operations of PAR and the Pooled Companies. The operations of the Founding Companies have been included in the Company's consolidated financial statements beginning February 19, 1998 and the operations of the Purchased Companies have been included from their respective acquisition dates.

                          Three Months Ended June 30,       Six Months Ended June 30,
                          -------------------------------  -------------------------------
                              1998             1999            1998             1999
                          --------------  ---------------  --------------  ---------------
                                 (In thousands)                   (In thousands)
Revenues................  $65,045  100.0% $193,821  100.0% $97,275  100.0% $321,600  100.0%
Cost of services........   52,249   80.3   150,249   77.5   79,245   81.5   255,120   79.3
                          -------  -----  --------  -----  -------  -----  --------  -----
Gross profit............   12,796   19.7    43,572   22.5   18,030   18.5    66,480   20.7
Selling, general and
 administrative
 expenses...............    5,744    8.8    17,895    9.2    9,266    9.5    29,877    9.3
Merger expenses-pooling.      231    0.4     6,437    3.3      231    0.2     6,574    2.0
Goodwill amortization...      553    0.9     2,227    1.2      749    0.8     3,725    1.2
                          -------  -----  --------  -----  -------  -----  --------  -----
Income from operations..    6,268    9.6    17,013    8.8    7,784    8.0    26,304    8.2
Interest expense........     (701)   1.1    (3,437)   1.8   (1,117)   1.1    (5,661)   1.8
Other income, net.......      116    0.2       358    0.2      189    0.2       678    0.2
                          -------  -----  --------  -----  -------  -----  --------  -----
Income before income tax
 provision..............    5,683    8.7    13,934    7.2    6,856    7.1    21,321    6.6
Provision for income
 taxes..................    2,544    3.9     9,127    4.7    2,900    3.0    13,091    4.1
                          -------  -----  --------  -----  -------  -----  --------  -----
Net income..............  $ 3,139    4.8% $  4,807    2.5% $ 3,956    4.1% $  8,230    2.5%
                          =======  =====  ========  =====  =======  =====  ========  =====

 Consolidated Results For The Three and Six Months Ended June 30, 1998, Compared To The Three and Six Months Ended June 30, 1999

  Revenues. Revenues increased $128.8 million and $224.3 million, or 198.0% and 230.6%, to $193.8 million and $321.6 million for the three and six months ended June 30, 1999. This increase in revenues was primarily attributable to the contribution of $118.6 million and $180.0 million in revenues for the three and six months ended June 30, 1999 due to the acquisition of Purchased Companies subsequent to June 30, 1998 and increased demand for the Company's services in 1999.

  Gross profit. Gross profit increased $30.8 million and $48.5 million, or 240.5% and 268.7%, to $43.6 million and $66.5 million for the three and six months ended June 30, 1999. As a percentage of revenues, gross profit increased from 19.7% for the three months ended June 30, 1998 to 22.5% for the three months ended June 30, 1999. Gross margins increased from 18.5% for the six months ended June 30, 1998 to 20.7% for the six months ended June 30, 1999. The increase in both periods was due to a higher mix of higher margin telecommunications contracts in 1999 compared to 1998 due to the acquisition of certain of the Purchased Companies subsequent to June 30, 1998.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.2 million and $20.6 million, or 211.5% and 222.4%, to $17.9 million and $29.9 million for the three and six months ended June 30, 1999, due to the acquisition of certain of the Purchased Companies subsequent to June 30, 1998, increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects and the increased costs related to the Company's corporate infrastructure.

  Merger expenses-pooling. Merger expenses increased $6.2 million and $6.3 million, or 2,686.6% and 2,745.9%, to $6.4 million and $6.6 million for the three and six months ended June 30, 1999, due to the recording of $1.1 million of excise tax charges and $5.3 million of non-cash compensation charges related to the allocation of shares of common stock to participants of an ESOP associated with one of the Pooled Companies.

  Interest Expense. Interest expense increased $2.7 million and $4.5 million, or 390.3% and 406.8%, to $3.4 million and $5.7 million for the three and six months ended June 30, 1999. This increase in interest expense is attributable to higher levels of debt resulting from cash paid and debt assumed with the acquisition of certain of the Purchased Companies subsequent to June 30, 1998. In addition, the Company borrowed funds under the Credit Facility for equipment purchases and other operating activities in connection with the addition of certain of the Purchased Companies subsequent to June 30, 1998. Also, the issuance of the Convertible Subordinated Notes increased interest expense, while lower overall effective borrowing rates in 1999 versus 1998 partially offset this increase.

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

  As of June 30, 1999, Quanta had cash of $4.2 million, working capital of $111.0 million and long-term debt of $180.1 million, net of current maturities, including borrowings of $170.4 million under the Credit Facility. The Company also had $4.1 million of letters of credit outstanding under the Credit Facility. In addition, the Company had $49.4 million of Convertible Subordinated Notes.

  During the six months ended June 30, 1999, operating activities provided net cash flow of $5.2 million. Changes in working capital accounts are driven predominantly by the acquisitions throughout the year and as such are not comparable to prior periods. We used net cash in investing activities of $199.4 million, including $175.0 million used for the purchase of businesses, net of cash acquired. Financing activities provided a net cash flow of $195.1 million, resulting primarily from $113.8 million from net borrowings under our Credit Facility, and $101.1 million of net proceeds from the follow-on offering partially offset by $22.8 million in repayments of debt assumed in connection with acquisitions.

  In June 1999, the Company expanded its bank group from nine to 14 banks and amended its $175.0 million revolving credit facility (the "Credit Facility") to $350.0 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR") plus 1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.50 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing and future subsidiaries will guarantee the repayment of all amounts due under the Credit Facility, and the Credit Facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of August 12, 1999 the Company had approximately $219.2 million in outstanding borrowings under the Credit Facility and $4.1 million of letters of credit outstanding, resulting in a borrowing availability of $126.7 million under the revolving Credit Facility.

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

  Through August 12, 1999 the Company has acquired 34 companies in addition to the Founding Companies for an aggregate consideration of 10.4 million shares of Common Stock and $310.5 million in cash and notes. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility and proceeds from the Offering and our second public offering of common stock. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

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

  On June 30, 1999, the Company announced that it entered into a Letter of Intent with UtiliCorp United Inc. ("UtiliCorp") for a strategic partnership, with UtiliCorp investing up to $400 million in the Company. Under the proposed transaction, Quanta will initially receive proceeds of $150 million in exchange for preferred stock which is convertible into Quanta's common stock at any time at the option of the holder. The remaining investment of up to $250 million by UtiliCorp could take the form of a direct equity investment in the Company and/or the purchase of a portion of the Company's outstanding securities from existing shareholders. The Company currently expects the investment to close in the third quarter of 1999.

Seasonality; Fluctuations of Quarterly Results

  The Company's results of operations can be subject to seasonal variations. Generally, during the winter months, demand for new projects and maintenance services may be lower due to reduced construction activity during such months, while demand for electrical service and repairs may be higher due to damage caused by inclement weather. Additionally, the industry can be highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Typically, the Company experiences lower gross margins and operating margins during the winter months. Quarterly results may also be materially affected by the timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

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

  State of Readiness. We have assessed our Year 2000 issues and have developed a plan to address both the information technology ("IT") and non-IT systems issues. We have not developed any of the systems we use in our business; consequently, our Year 2000 issues relate to systems that different vendors have developed and sold to us. We assess Year 2000 issues relating to the operating and other systems of all businesses we may acquire. Since our acquisition program is ongoing, our assessment of potential Year 2000 issues is not complete for our most recent acquisitions. Year 2000 readiness is reviewed regularly and action plans are revised accordingly.

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

  Costs to Address the Year 2000 Issue. We have not identified any material systems which are not Year 2000 compliant, although seven of our Acquired Businesses had systems which were not Year 2000 compliant. Three of these systems required only minor software upgrades to current versions which have been completed. Two of the companies have installed new applications which are Year 2000 compliant. For the remaining two companies, we plan to have replacements for these systems operational by December 31, 1999. We expect to incur estimated costs of $350,000, of which approximately $210,000 has been incurred to date, as part of our previously planned systems integration program which will be funded from cash flows from operations. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. We have not delayed any IT projects due to our Year 2000 compliance program.

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

  While we have made a careful assessment of both our own internal operating systems and the Year 2000 compliance of our suppliers, customer and service providers, because of the complexity of the problem, we cannot be certain that all of our own systems and those of third parties with whom we operate will be made Year 2000 complaint in a timely manner or that any such failure to be Year 2000 complaint will not materially and adversely affect our business, results of operations or financial condition.

                    QUANTA SERVICES, INC. AND SUBSIDIARIES

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities.

  (c) Unregistered Sales of Securities.

  Set forth below is certain information concerning all sales of securities by the Company during the three month period ended June 30, 1999 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

  Between April 1, 1999 and June 30, 1999, the Company issued 1,872,418 shares of common stock as part of the consideration for certain acquisitions. These shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

  The Company held its annual meeting of stockholders in Houston, Texas on May 19, 1999. The following sets forth matters submitted to a vote of the stockholders at the annual meeting:

  (a) Nine members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified. The following eight individuals were elected to the Board of Directors by the holders of common stock of the Company: John R. Colson, Gary A. Tucci, John R. Wilson, Timothy A. Soule, John A. Martell, James R. Ball, Rodney R. Proto and Michael T. Willis. The holders of Limited Vote Common Stock of the Company elected Vincent D. Foster to the Board of Directors.

      Every director elected by the holders of common stock was elected by a vote of 19,804,972 shares, being more than a plurality of the outstanding shares of common stock cast for or against, with 91,048 shares voting against and 32,500 broker non-votes. Mr. Foster was elected by a vote of 2,165,978 shares of the Limited Vote Common Stock, being more than a plurality of the outstanding shares of Limited Vote Common Stock cast for or against, with 334,022 shares abstaining.

  (b) The stockholders approved the Amended and Restated Certificate of Incorporation with a vote of 19,511,142 shares of common stock and 2,680,510 shares of Limited Vote Common Stock, being more than a majority of the outstanding shares of common stock and the Limited Vote Common Stock voting together and more than a majority of the outstanding shares of common stock voting as a separate class, with 377,402 shares of common stock voting against and 39,976 shares of common stock abstaining. The Amended and Restated Certificate of Incorporation increased the number of authorized shares of common stock from 36,654,667 to 100,000,000.

  (c) The stockholders approved the Quanta Services, Inc. 1999 Employee Stock Purchase Plan by a vote of 18,463,538 shares of common stock and 2,680,510 shares of Limited Vote Common Stock, being more than a majority of the outstanding shares of common stock and Limited Vote Common Stock voting together, with 44,163 shares of common stock voting against and 25,647 shares of common stock abstaining.

  (d) The stockholders ratified the appointment of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1999, by a vote of 19,570,999 shares of common stock and 2,680,510 shares of Limited Vote Common Stock, being more than a majority of the outstanding shares of common stock and Limited Vote Common Stock voting together, with 357,026 shares of common stock voting against and 495 shares of common stock abstaining.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits:

  27.1--Financial data schedule

  (b) Reports on Form 8-K:

  On June 17, 1999, the Company filed a Current Report on Form 8-K.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTA SERVICES, INC.

Dated: August 16, 1999
                                          By:   /s/ Derrick A. Jensen
                                            -----------------------------------
                                                    Derrick A. Jensen
                                             Vice President, Controller and
                                                Chief Accounting Officer