Form 10-Q
period 1999-09-30
QUANTA SERVICES INC
filed 1999-11-15
CIK 1050915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO        .

                         COMMISSION FILE NO. 001-13831

                             QUANTA SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     33,557,271 shares of Common Stock were outstanding as of November 11, 1999. As of the same date, 2,911,966 shares of Limited Vote Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     QUANTA SERVICES, INC. AND SUBSIDIARIES SUPPLEMENTAL
      COMBINED FINANCIAL INFORMATION
     Supplemental Combined Financial Information............    1
     Supplemental Combined Statements of Operations for the
      nine months ended September 30, 1998 and 1999.........    2
     QUANTA SERVICES, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets............................    4
     Consolidated Statements of Operations..................    5
     Consolidated Statements of Cash Flows..................    6
     Notes to Condensed Consolidated Financial Statements...    7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   13
PART II. OTHER INFORMATION
  Item 2. Changes in Securities.............................   19
  Item 6. Exhibits and Reports on Form 8-K..................   19
  Signature.................................................   20

                    PART I, ITEM 1 -- FINANCIAL INFORMATION
                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                  SUPPLEMENTAL COMBINED FINANCIAL INFORMATION

OVERVIEW AND BASIS OF PRESENTATION

     Quanta Services, Inc., a Delaware corporation ("Quanta" or the "Company"), was founded in August 1997 to create a leading provider of specialty contracting and maintenance services primarily related to electric, utility, telecommunications and cable television infrastructure in North America. In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Quanta acquired twelve additional businesses in 1998 and 31 additional businesses through September 30, 1999. Of these additional acquired businesses, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies". The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies". Quanta intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

     The unaudited supplemental pro forma combined statement of operations for the nine months ended September 30, 1998 assumes that the Offering and related transactions were closed on January 1, 1998 and presents certain data for the Company as adjusted for: 1) the acquisition of the Founding Companies; 2) certain reductions in salaries, bonuses and benefits to former owners of the Founding Companies; 3) amortization of goodwill resulting from the acquisition of the Founding Companies; 4) a reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Founding Companies; and 5) adjustments to the federal and state income tax provision for the Founding Companies based on pro forma operating results.

     The unaudited supplemental pro forma combined statement of operations for the nine months ended September 30, 1998 is presented herein as the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Form 10-Q. The pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since Quanta, the Founding Companies and the Pooled Companies were not under common control or management for a portion of the period presented, historical pro forma combined results may not be comparable to, or indicative of, future performance.

     Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these unaudited pro forma supplemental combined financial statements be read in conjunction with the historical and pro forma combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the "SEC") on March 31, 1999 and additionally the Company's restated financial statements on Form 8-K which was filed with the SEC on June 17, 1999, giving effect to a pooling-of-interests transaction which occurred in February 1999.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                 SUPPLEMENTAL COMBINED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998          1999
                                                              -----------    --------
                                                              (PRO FORMA)
Revenues....................................................   $215,548      $593,388
Cost of services (including depreciation)...................    174,341       460,809
                                                               --------      --------
          Gross profit......................................     41,207       132,579
Selling, general & administrative expenses..................     18,120        53,481
Merger expenses -- pooling..................................        231         6,574(a)
Goodwill amortization.......................................      1,753         6,911
                                                               --------      --------
          Income from operations............................     21,103        65,613
Other income (expense):
          Interest expense..................................     (2,584)      (10,790)
          Other, net........................................        511         1,006
                                                               --------      --------
Income before income tax provision..........................     19,030        55,829
Provision for income taxes(b)...............................      8,019        28,436
                                                               --------      --------
Net income..................................................     11,011        27,393
Dividends on preferred stock................................         --            25
                                                               --------      --------
Net income attributable to common stock.....................   $ 11,011      $ 27,368
                                                               ========      ========
Basic earnings per share of common stock....................   $   0.59      $   0.92
                                                               ========      ========
Diluted earnings per share of common stock..................   $   0.58      $   0.85
                                                               ========      ========
Diluted earnings per share of common stock before merger
  expenses(c)...............................................   $   0.60      $   1.06
                                                               ========      ========
Shares used in computing earnings per share(1) --
  Basic.....................................................     18,775        29,770
                                                               ========      ========
  Diluted...................................................     18,891        34,268
                                                               ========      ========

---------------

(a) As a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling-of-interests transaction, during the second quarter of 1999 the Company incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million. This also reflects $137,000 in merger expenses associated with a pooling-of-interests transaction which occurred in the first quarter of 1999.

(b) Reflects the non-deductibility of the merger expenses -- pooling. In addition, for the nine months ended September 30, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.

(c) Excludes the effect of all non-recurring, merger expenses -- pooling. Additionally, for the nine months ended September 30, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in (b) above.

   The accompanying notes are an integral part of these supplemental combined financial statements.

  (1) Shares Used in Computing Earnings Per Share

     The pro forma basic earnings per share calculation for the nine months ended September 30, 1998 includes the pro forma effect of the shares issued to the Founding Companies, the Pooled Companies, the Limited Vote Common Stock and the Offering as though they were outstanding the entire period. Pro forma diluted earnings per share include the shares described previously and the dilution of 116,797 shares attributable to outstanding options to purchase common stock, using the treasury stock method.

     Basic earnings per share for the nine months ended September 30, 1999 are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding. Diluted earnings per share are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding and the dilution of 681,459 shares attributable to outstanding options to purchase common stock, using the treasury stock method. In addition, it includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes and the Series A Convertible Preferred Stock. Included in net income used in computing diluted earnings per share is approximately $1.6 million in reduced interest expense, net of tax, attributable to the assumed conversion of the Convertible Subordinated Notes and approximately $25,000 of dividends on Series A Convertible Preferred Stock.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash......................................................    $  3,246      $   12,687
  Accounts receivable, net of allowance of $1,616 and
     $4,843.................................................      76,040         212,308
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      22,620          55,741
  Inventories...............................................       2,534           9,012
  Prepaid expenses and other current assets.................       4,352           8,999
                                                                --------      ----------
          Total current assets..............................     108,792         298,747
PROPERTY AND EQUIPMENT, net.................................      74,212         161,001
OTHER ASSETS, net...........................................       5,190           7,156
GOODWILL, net...............................................     150,887         567,277
                                                                --------      ----------
          Total assets......................................    $339,081      $1,034,181
                                                                ========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  4,357      $    6,777
  Accounts payable and accrued expenses.....................      40,298         139,741
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       7,031          17,877
                                                                --------      ----------
          Total current liabilities.........................      51,686         164,395
LONG-TERM DEBT, net of current maturities...................      60,281          97,110
CONVERTIBLE SUBORDINATED NOTES..............................      49,350          49,350
DEFERRED INCOME TAXES AND OTHER NON-CURRENT
  LIABILITIES...............................................       6,261          14,582
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, -- and 1,860,000
      shares issued and outstanding.........................          --              --
  Common Stock, $.00001 par value, 36,654,667 and
     100,000,000 shares authorized, 18,557,949 and
     32,147,025 shares issued and outstanding...............          --              --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 3,345,333 and 3,331,451 shares
     issued and outstanding.................................          --              --
  Unearned ESOP shares......................................      (1,831)             --
  Additional paid-in capital................................     145,194         653,236
  Retained earnings.........................................      28,140          55,508
                                                                --------      ----------
          Total stockholders' equity........................     171,503         708,744
                                                                --------      ----------
          Total liabilities and stockholders' equity........    $339,081      $1,034,181
                                                                ========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1998       1999       1998       1999
                                                     --------   --------   --------   --------
Revenues...........................................  $103,737   $271,788   $201,012   $593,388
Cost of services (including depreciation)..........    82,923    205,689    162,168    460,809
                                                     --------   --------   --------   --------
          Gross profit.............................    20,814     66,099     38,844    132,579
Selling, general & administrative expenses.........     7,898     23,604     17,164     53,481
Merger expenses -- pooling.........................        --         --        231      6,574(a)
Goodwill amortization..............................       786      3,186      1,535      6,911
                                                     --------   --------   --------   --------
          Income from operations...................    12,130     39,309     19,914     65,613
Other income (expense):
          Interest expense.........................    (1,504)    (5,129)    (2,621)   (10,790)
          Other, net...............................       276        328        465      1,006
                                                     --------   --------   --------   --------
Income before income tax provision.................    10,902     34,508     17,758     55,829
Provision for income taxes(b)......................     4,542     15,345      7,442     28,436
                                                     --------   --------   --------   --------
Net income.........................................     6,360     19,163     10,316     27,393
Dividends on preferred stock.......................        --         25         --         25
                                                     --------   --------   --------   --------
Net income attributable to common stock............  $  6,360   $ 19,138   $ 10,316   $ 27,368
                                                     ========   ========   ========   ========
Basic earnings per share of common stock...........  $   0.31   $   0.58   $   0.62   $   0.92
                                                     ========   ========   ========   ========
Diluted earnings per share of common stock.........  $   0.31   $   0.52   $   0.62   $   0.85
                                                     ========   ========   ========   ========
Diluted earnings per share of common stock before
  merger expenses(c)...............................  $   0.31   $   0.52   $   0.63   $   1.06
                                                     ========   ========   ========   ========
Shares used in computing earnings per share --
  Basic............................................    20,211     33,214     16,551     29,770
                                                     ========   ========   ========   ========
  Diluted..........................................    20,327     38,160     16,667     34,268
                                                     ========   ========   ========   ========

---------------

(a) As a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling-of-interests transaction, during the second quarter of 1999 the Company incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million. This also reflects $137,000 in merger expenses associated with a pooling-of-interests transaction which occurred in the first quarter of 1999.

(b) Reflects the non-deductibility of the merger expenses -- pooling. In addition, for the nine months ended September 30, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.

(c) Excludes the effect of all non-recurring merger expenses -- pooling. Additionally, for the nine months ended September 30, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in (b) above.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    --------------------   --------------------
                                                      1998       1999        1998       1999
                                                    --------   ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................  $  6,360   $  19,163   $ 10,316   $  27,393
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities --
     Depreciation and amortization................     3,277      10,526      6,666      23,290
     Gain on sale of property and equipment.......       (39)        (45)       (96)       (198)
     Non-cash compensation charge for issuance of
       Common Stock (ESOP)........................        --          --         --       5,319
     Deferred income taxes........................      (522)      1,099       (330)      1,313
     Changes in operating assets and liabilities,
       net of non-cash transactions --
       (Increase) decrease in --
       Accounts receivable........................   (21,113)    (15,129)   (25,321)    (47,222)
       Inventories................................      (155)         94       (283)     (1,672)
       Costs and estimated earnings in excess of
          billings on uncompleted contracts.......    (4,800)     (9,790)   (10,443)    (21,821)
       Prepaid expenses and other current
          assets..................................    (2,434)      1,565     (2,311)        949
     Increase (decrease) in --
       Accounts payable and accrued expenses......     3,091      17,534      8,666      43,925
       Billings in excess of costs and estimated
          earnings on uncompleted contracts.......     1,587       2,366      1,773         332
       Other, net.................................       (98)        168       (510)      1,192
                                                    --------   ---------   --------   ---------
     Net cash provided by (used in) operating
       activities.................................   (14,846)     27,551    (11,873)     32,800
                                                    --------   ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment....        46       1,047      1,015       1,528
  Additions of property and equipment.............    (6,251)    (24,859)   (13,544)    (49,742)
  Purchase of other assets........................    (1,400)         --     (1,400)         --
  Cash paid for acquisitions, net of cash
     acquired.....................................   (44,482)    (84,766)   (79,255)   (259,811)
                                                    --------   ---------   --------   ---------
     Net cash used in investing activities........   (52,087)   (108,578)   (93,184)   (308,025)
                                                    --------   ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt....................       246         247      3,957       3,608
  Payments on long-term debt......................    (7,115)    (10,239)   (34,521)    (33,049)
  Issuances of stock, net of costs................      (195)    182,179     44,914     283,298
  Net borrowings (payments) under bank lines of
     credit.......................................    74,803     (83,884)   101,172      29,881
  Distributions to accounting acquiror............        --          --     (8,370)         --
  Exercise of stock options.......................        --       1,219         --       2,587
  Debt issuance costs.............................        --          --         --      (1,659)
                                                    --------   ---------   --------   ---------
     Net cash provided by financing activities....    67,739      89,522    107,152     284,666
                                                    --------   ---------   --------   ---------
NET INCREASE IN CASH..............................       806       8,495      2,095       9,441
CASH, beginning of period.........................     1,778       4,192        489       3,246
                                                    --------   ---------   --------   ---------
CASH, end of period...............................  $  2,584   $  12,687   $  2,584   $  12,687
                                                    ========   =========   ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for --
     Interest.....................................  $  1,271   $   6,788   $  2,274   $  10,245
     Income taxes.................................     4,077       4,805      4,876      15,117

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

     In February 1998, Quanta completed its initial public offering (the "Offering"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Quanta acquired twelve additional businesses in 1998 and 31 additional businesses through September 30, 1999. Of these additional acquired businesses, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies". The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" (together with the Founding Companies and the Pooled Companies, the "Acquired Businesses"). Quanta intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 1999 and additionally the Company's restated financial statements on Form 8-K which was filed with the SEC on June 17, 1999, giving effect to a pooling-of-interests transaction that occurred in February 1999.

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

2. PER SHARE INFORMATION:

     Basic earnings per share calculations are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding. Diluted earnings per share calculations are based on the weighted average shares of common stock and Limited Vote Common Stock outstanding and the dilution of 115,968 and 116,797 shares for three and nine months ended September 30, 1998, respectively, and 682,756 and 681,459 shares for the three and nine months ended September 30, 1999, respectively, attributable to outstanding options to purchase common stock, using the treasury stock method. In addition, for the three and nine months ended September 30, 1999, diluted earnings per share includes the dilution attributable to the assumed conversion of the Convertible Subordinated Notes and the Series A Convertible Preferred Stock. Included in the net income used in computing diluted earnings per share for the three and nine months ended September 30, 1999 are approximately $542,000 and $1.6 million, respectively, in reduced interest expense, net of tax, attributable to the assumed conversion of the Convertible Subordinated Notes and approximately $25,000 of dividends on Series A Convertible Preferred Stock.

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

     The Company issued shares of common stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of one of the Pooled Companies. The ESOP was terminated on July 31, 1998. In June 1999, after the receipt of a favorable determination letter from the Internal Revenue Service, a portion of the unallocated shares of the Company's common stock held by the ESOP were sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares were distributed to the plan participants. The cost of the unallocated ESOP shares was reflected as a reduction in the Company's stockholders' equity. As a result of the above, the Company incurred an excise tax of approximately $1.1 million equal to 10 percent of the value of the Company's common stock to be distributed to the plan participants. In addition, the Company eliminated the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and recognized a non-cash, non-recurring compensation charge of approximately $5.3 million equal to the value of the unallocated shares held by the ESOP.

  Purchases

     In the first nine months of 1999, the Company completed 30 acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $273.6 million in cash and notes and 8.8 million shares of common stock. The accompanying consolidated balance sheet as of September 30, 1999 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's consolidated results of operations for the year ended December 31, 1998 and the nine months ended September 30, 1999. The unaudited data presented below consists of statements of operations data as presented in these condensed consolidated financial statements plus (i) statements of operations data of the Founding Companies for the periods prior to February 19, 1998, (ii) the effects of the Pooled

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

Companies and (iii) all Purchased Companies as if the acquisitions were effective on the first day of the period being reported. The unaudited pro forma revenue and net income data are in thousands.

                                                                              NINE MONTHS
                                                               YEAR ENDED        ENDED
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
Revenues....................................................    $860,461       $756,768
Net income attributable to common stock.....................    $ 53,865       $ 42,287
Basic earnings per share of common stock....................    $   1.53       $   1.19
Diluted earnings per share of common stock..................    $   1.26       $   0.97
Diluted earnings per share of common stock before merger
  expenses..................................................    $   1.26       $   1.13

     Pro forma adjustments included in the amounts above primarily relate to:
(a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustments to amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to unassumed debt and the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies and Purchased Companies, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Convertible Subordinated Notes (as defined in Note 7), net of the repayment of outstanding indebtedness of the Company; (e) the reduction in interest expense related to the repayment of debt from proceeds of the secondary offering of common stock completed in January 1999, as if the offering had been completed at the beginning of all periods presented; (f) the reduction in interest expense related to the repayment of debt from proceeds from the issuance of Series A Convertible Preferred Stock in September 1999, as if the issuance had occurred at the beginning of all periods presented, including the impact of dividends associated with the Series A Convertible Preferred Stock; and (g) adjustment to the federal and state income tax provisions based on the combined operations. The diluted earnings per share before merger expenses excludes the effect of all non-recurring merger expenses. Additionally, for the nine months ended September 30, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 recorded as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999. The pro forma financial data does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period.

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

5. NEW PRONOUNCEMENTS:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133". SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

6. DEBT:

  Credit Facility

     In June 1999, the Company expanded its bank group from nine to 14 banks and amended its $175.0 million revolving credit facility (the "Credit Facility") to $350.0 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets, and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate ("LIBOR" which was 5.44 percent at September 30, 1999) plus 1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate (which was 8.25 percent at September 30, 1999) plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.50 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Credit Facility matures June 2004. The Company's existing subsidiaries guarantee and future subsidiaries will guarantee the repayment of all amounts due under the Credit Facility and the Credit Facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including a prohibition on the payment of dividends, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of September 30, 1999, $86.7 million was borrowed under the Credit Facility, and the Company had $4.1 million of letters of credit outstanding, resulting in a borrowing availability of $259.2 million under the Credit Facility.

  Strategic Investment

     In October 1998, the Company entered into a strategic investment agreement with Enron Capital & Trade Resources Corp. ("Enron Capital"), a subsidiary of Enron Corp., pursuant to which Enron Capital and one of its affiliates made an investment of $49.4 million in Quanta. The investment is in the form of Convertible Subordinated Notes bearing interest at 6 7/8 percent and convertible into Quanta common stock at a price of $13.75 per share. Additionally, Quanta and Enron Capital entered into a strategic alliance under which Enron Capital and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems. The Convertible Subordinated Notes require quarterly interest payments and equal semi-annual principal payments beginning in 2006 until the notes are paid in full in 2010. The Company has the option to redeem the notes at a premium beginning in 2002. In certain circumstances, Enron Capital has the right to purchase additional securities from the Company to maintain the percentage ownership of the Company represented by the Convertible Subordinated Notes.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

7. SERIES A CONVERTIBLE PREFERRED STOCK

     In September 1999, the Company entered into a securities purchase agreement with UtiliCorp United Inc. ("UtiliCorp") pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), at $.00001 par value per share for an initial investment of $186,000,000, before transaction costs. The holders of the Series A Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $100.00 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Preferred Stock had been converted into one share of common stock immediately prior to the record date for payment of such dividends or distributions. At any time after the sixth anniversary of the issuance of the Series A Preferred Stock, if the closing price per share of the Company's common stock is greater than $30.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Preferred Stock, if the closing price per share of the Company's common stock is equal to or less than $30.00, then the preferred dividend may, at the option of UtiliCorp, be adjusted to the then "market coupon rate", which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace UtiliCorp's investment in the Company.

     UtiliCorp is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Preferred Stock are then convertible. Subject to certain limitations, UtiliCorp will be entitled to elect two of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Preferred Stock may, at the option of UtiliCorp, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price shall initially be $30.00 and may be adjusted under certain circumstances. Also in certain circumstances, UtiliCorp has the right to purchase additional securities from the Company to maintain the percentage ownership of the Company represented by the Series A Preferred Stock.

     In addition to the securities purchase agreement, the Company entered into a strategic alliance agreement (the "Strategic Alliance Agreement") with UtiliCorp. Under the terms of the Strategic Alliance Agreement, UtiliCorp will use the Company, subject to the Company's ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastructure construction and maintenance and natural gas distribution construction and maintenance in all areas serviced by UtiliCorp, provided that the Company provides such services at a competitive cost. The Strategic Alliance Agreement has a term of six years.

     The Company also entered into a management services agreement (the "Management Services Agreement") with UtiliCorp. Under the Management Services Agreement, to the extent mutually agreed upon by the parties, UtiliCorp will provide advice and services including financing activities; corporate strategic planning; research on the restructuring of the utility industries; the development, evaluation and marketing of the Company's products, services and capabilities; identification of and evaluation of potential acquisition candidates and other merger and acquisition advisory services; and other services that the Company's Board of Directors may reasonably request. In consideration of the advice and services rendered by UtiliCorp, the Company will pay UtiliCorp on a quarterly basis in arrears a fee of $2,325,000. The Management Services Agreement has a term of six years. The Company has the right to terminate the Management Services Agreement at any time if, in the reasonable judgement of the Company's Board of Directors, changes in the nature of the relationship between the Company and UtiliCorp make effective provision of the services to be provided unlikely.

8. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides contracting and maintenance services including services for electric, utility, telecommunications and cable

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
television infrastructure, transportation control and lighting systems and commercial and industrial services. Each of these services is provided by various of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above.

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Electric utility infrastructure.............................  $107,119   $202,850
Telecommunications infrastructure...........................    50,730    215,157
Transportation control and lighting systems.................    18,287     35,611
Commercial, industrial and other............................    19,218     89,131
Cable television infrastructure.............................     5,658     50,639
                                                              --------   --------
                                                              $201,012   $593,388
                                                              ========   ========

     The Company does not have significant operations or long-lived assets in countries outside of the United States.

9. SUBSEQUENT EVENTS:

  Business Combinations

     Subsequent to September 30, 1999 and through November 12, 1999, the Company has acquired nine additional companies for an aggregate consideration of $55.0 million in cash and notes and 982,723 shares of common stock. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management, statements regarding the future results of the Acquired Businesses, the Company's gross margins and the Company's expectations regarding Year 2000 issues. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 1999 and additionally the Company's restated financial statements on Form 8-K which was filed with the SEC on June 17, 1999, giving effect to a pooling-of-interests transaction which occurred in February 1999, which are available at the SEC's Web site at www.sec.gov.

     Quanta derives its revenues from one reportable segment by providing specialty contracting and maintenance services related to electric, utility, telecommunications and cable television infrastructure, installing transportation control and lighting systems, and providing specialty contracting services to the commercial and industrial markets. Costs of services consist primarily of salaries and benefits to employees, depreciation, insurance, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Quanta's gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. Labor costs can be predicted with relatively less accuracy than materials costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. Certain of our subsidiaries previously were subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance. Fluctuations in insurance accruals related to this deductible could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

RESULTS OF OPERATIONS

     The unaudited consolidated statements of operations for the three and nine months ended September 30, 1998 and 1999 reflect the operations of PAR and the Pooled Companies. The operations of the Founding Companies have been included in the Company's consolidated financial statements beginning February 19, 1998 and the operations of the Purchased Companies have been included from their respective acquisition dates.

                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------   -----------------------------------
                                          1998               1999               1998               1999
                                    ----------------   ----------------   ----------------   ----------------
                                              (IN THOUSANDS)                        (IN THOUSANDS)
Revenues..........................  $103,737   100.0%  $271,788   100.0%  $201,012   100.0%  $593,388   100.0%
Cost of services..................    82,923    79.9    205,689    75.7    162,168    80.7    460,809    77.7
                                    --------   -----   --------   -----   --------   -----   --------   -----
Gross profit......................    20,814    20.1     66,099    24.3     38,844    19.3    132,579    22.3
Selling, general and
  administrative expenses.........     7,898     7.6     23,604     8.7     17,164     8.5     53,481     9.0
Merger expenses-pooling...........        --     0.0         --     0.0        231     0.1      6,574     1.1
Goodwill amortization.............       786     0.8      3,186     1.1      1,535     0.8      6,911     1.1
                                    --------   -----   --------   -----   --------   -----   --------   -----
Income from operations............    12,130    11.7     39,309    14.5     19,914     9.9     65,613    11.1
Interest expense..................    (1,504)    1.4     (5,129)    1.9     (2,621)    1.3    (10,790)    1.8
Other income, net.................       276     0.2        328     0.1        465     0.2      1,006     0.1
                                    --------   -----   --------   -----   --------   -----   --------   -----
Income before income tax
  provision.......................    10,902    10.5     34,508    12.7     17,758     8.8     55,829     9.4
Provision for income taxes........     4,542     4.4     15,345     5.6      7,442     3.7     28,436     4.8
                                    --------   -----   --------   -----   --------   -----   --------   -----
Net income........................     6,360     6.1     19,163     7.1     10,316     5.1     27,393     4.6
Dividends on preferred stock......        --     0.0         25     0.0         --     0.0         25     0.0
                                    --------   -----   --------   -----   --------   -----   --------   -----
Net income attributable to common
  stock...........................  $  6,360     6.1%  $ 19,138     7.1%  $ 10,316     5.1%  $ 27,368     4.6%
                                    ========   =====   ========   =====   ========   =====   ========   =====

 Consolidated Results For The Three and Nine Months Ended September 30, 1998, Compared To The Three and Nine Months Ended September 30, 1999

     Revenues. Revenues increased $168.1 million and $392.4 million, or 162.0% and 195.2%, to $271.8 million and $593.4 million for the three and nine months ended September 30, 1999. This increase in revenues was primarily attributable to the contribution of $134.5 million and $254.2 million in revenues for the three and nine months ended September 30, 1999 due to the acquisition of Purchased Companies subsequent to September 30, 1998 and increased demand for the Company's services in 1999.

     Gross profit. Gross profit increased $45.3 million and $93.7 million, or 217.6% and 241.3%, to $66.1 million and $132.6 million for the three and nine months ended September 30, 1999. As a percentage of revenues, gross profit increased from 20.1% for the three months ended September 30, 1998 to 24.3% for the three months ended September 30, 1999. Gross margins increased from 19.3% for the nine months ended September 30, 1998 to 22.3% for the nine months ended September 30, 1999. The increase in gross margin for both periods was primarily due to a higher mix of higher margin telecommunication and cable TV contracts in 1999 compared to 1998 and due to the acquisition of certain of the Purchased Companies subsequent to September 30, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $15.7 million and $36.3 million, or 198.9% and 211.6%, to $23.6 million and $53.5 million for the three and nine months ended September 30, 1999, due to the acquisition of certain of the Purchased Companies subsequent to September 30, 1998, increases in selling and administrative salaries required to support the higher level of revenues generated from an increased volume of projects and the increased costs related to the Company's corporate infrastructure. As a percentage of revenues, selling, general and administrative expenses increased for the three and nine months ended September 30, 1999 primarily due to the implementation of a company-wide management incentive program in 1999.

     Merger expenses-pooling. Merger expenses increased $6.3 million, or 2,745.9% to $6.6 million for the nine months ended September 30, 1999, due to the recording of $1.1 million of excise tax charges and $5.3 million of non-cash compensation charges related to the allocation of shares of common stock to participants of an ESOP associated with one of the Pooled Companies.

     Interest Expense. Interest expense increased $3.6 million and $8.2 million, or 241.0% and 311.7%, to $5.1 million and $10.8 million for the three and nine months ended September 30, 1999. This increase in interest expense is attributable to higher levels of debt resulting from cash paid and debt assumed with the acquisition of certain of the Purchased Companies subsequent to September 30, 1998. In addition, the Company borrowed funds under the Credit Facility for equipment purchases and other operating activities in connection with the addition of certain of the Purchased Companies subsequent to September 30, 1998. Also, the issuance of the Convertible Subordinated Notes increased interest expense, while lower overall effective borrowing rates in 1999 versus 1998 partially offset this increase.

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

     As of September 30, 1999, Quanta had cash of $12.7 million, working capital of $134.4 million and long-term debt of $97.1 million, net of current maturities, including borrowings of $86.7 million under the Credit Facility. The Company also had $4.1 million of letters of credit outstanding under the Credit Facility. In addition, the Company had $49.4 million of Convertible Subordinated Notes.

     During the nine months ended September 30, 1999, operating activities provided net cash flow of $32.8 million. Changes in working capital accounts are driven predominantly by the acquisitions throughout the year and as such are not comparable to prior periods. We used net cash in investing activities of $308.0 million, including $259.8 million used for the purchase of businesses, net of cash acquired. Financing activities provided a net cash flow of $284.7 million, resulting primarily from $29.9 million from net borrowings under our Credit Facility, $101.1 million of net proceeds from the follow-on offering and $182.2 million of net proceeds from the issuance of the Series A Preferred Stock, partially offset by $33.0 million in repayments of debt assumed in connection with acquisitions.

     In June 1999, the Company expanded its bank group from nine to 14 banks and amended its $175.0 million revolving Credit Facility to $350.0 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's material operating subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) LIBOR plus 1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.50 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Company's existing subsidiaries guarantee and future subsidiaries will guarantee the repayment of all amounts due under the Credit Facility, and the Credit Facility restricts pledges of material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including a prohibition on the payment of dividends, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of November 11, 1999 the Company had approximately $154.7 million in outstanding borrowings under the Credit Facility and $4.1 million of letters of credit outstanding, resulting in a borrowing availability of $191.2 million under the revolving Credit Facility.

     On October 5, 1998, we issued and sold $49.4 million of Convertible Subordinated Notes bearing interest at 6 7/8% to Enron Capital and one of its affiliates. We used the proceeds of the Convertible Subordinated Notes to reduce outstanding borrowings under the Credit Facility. The Convertible Subordinated Notes include restrictive covenants substantially similar to those included in the Credit Facility. The Convertible Subordinated Notes are convertible into common stock at any time at the option of the holder at a conversion price of $13.75 per share, subject to adjustment. The Convertible Subordinated Notes are nonredeemable for four years and are redeemable thereafter at the Company's option at a redemption price which is initially $103.50 per $100.00 in principal amount, with the redemption price declining ratably over the succeeding four years. The Convertible Subordinated Notes are mandatorily redeemable in nine semi-annual installments beginning in June 2006. Upon a change in control, the Convertible Subordinated Notes are mandatorily redeemable at a redemption price which is initially $107.00 per $100.00 in principal amount, with the redemption price declining ratably over eight years following the date of issuance.

     During 1999 and through November 11, 1999 the Company has acquired 40 companies for an aggregate consideration of 10.0 million shares of common stock and $328.5 million in cash and notes. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility and proceeds from the Offering and our second public offering of common stock. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

     The Company expects to continue its aggressive acquisition program. The Company intends to continue to use a combination of cash, notes and common stock to finance the principal part of the consideration payable in acquisitions. If the common stock does not maintain a sufficient value, or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company could be required to utilize more cash to complete acquisitions. If sufficient funds were not available from operating cash flow or through borrowings under the Company's Credit Facility, the Company may seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company would deem acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. The Company anticipates that its cash flow from operations and the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months.

     In September 1999, we issued 1,860,000 shares of Series A Preferred Stock to UtiliCorp for an initial investment of $186,000,000, before transaction costs. The Series A Preferred Stock bears a dividend rate of 0.5% per annum and is convertible into common stock at any time at the option of UtiliCorp at $30.00 per share, subject to adjustment for certain dilutive events. We used the net proceeds from the investment to reduce outstanding borrowings under the Credit Facility.

     The Company also entered into a Management Services Agreement with UtiliCorp for advice and services including financing activities; corporate strategic planning; research on the restructuring of the utility industries; the development, evaluation and marketing of the Company's products, services and capabilities; identification of and evaluation of potential U.S. acquisition candidates and other merger and acquisition advisory services; and other services that the Company's Board of Directors may reasonably request. In consideration of the advice and services rendered by UtiliCorp, we agreed to pay UtiliCorp, on a quarterly basis in arrears, a fee of $2,325,000. The Management Services Agreement lasts for six years, but can be extended by mutual agreement of the parties. The Company has the right to terminate the Management Services Agreement at any time if, in the reasonable judgement of our Board of Directors, changes in the nature of the relationship between the Company and UtiliCorp make effective provision of the services to be provided unlikely.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

     The Company's results of operations can be subject to seasonal variations. Generally, during the winter months, demand for new projects and maintenance services may be lower due to reduced construction activity during such months, while demand for electrical service and repairs may be higher due to damage caused by inclement weather. Additionally, the industry can be highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new projects in various geographic regions in the United States Typically, the Company experiences lower gross margins and operating margins during the winter months. Quarterly results may also be materially affected by the timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

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

     State of Readiness. We have assessed our Year 2000 issues and have developed a plan to address both the information technology ("IT") and non-IT systems issues. We did not develop any of the systems we use in our business; consequently, our Year 2000 issues relate to systems that different vendors developed and sold to us. We assess Year 2000 issues relating to the operating and other systems of all businesses we may acquire. Because our acquisition program is ongoing, our assessment of potential Year 2000 issues is not complete for our most recent acquisitions. Year 2000 readiness is reviewed regularly and action plans are revised accordingly.

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

     Costs to Address the Year 2000 Issue. We have not identified any material systems that are not Year 2000 compliant, although nine of our Acquired Businesses had systems which were not Year 2000 compliant. Five of these systems required only minor software upgrades to current versions which have been completed. Two of the companies have installed new applications which are Year 2000 compliant. For the remaining two companies, we plan to have replacements for these systems operational by December 31, 1999. We expect to incur estimated costs of approximately $400,000, of which approximately $360,000 has been incurred to date as part of our previously planned systems integration program, which costs have been and will be funded from cash flows from operations. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. We have not delayed any IT projects due to our Year 2000 compliance program.

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

     While we have made a careful assessment of both our own internal operating systems and the Year 2000 compliance of our suppliers, customers and service providers, because of the complexity of the problem, we cannot be certain that all of our own systems and those of third parties with whom we operate will be made Year 2000 complaint in a timely manner or that any such failure to be Year 2000 complaint will not materially and adversely affect our business, results of operations or financial condition.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES.

     (c) Unregistered Sales of Securities.

     Set forth below is certain information concerning all sales of securities by the Company during the three month period ended September 30, 1999 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     Between July 1, 1999 and September 30, 1999, the Company issued 4,416,679 shares of common stock as part of the consideration for certain acquisitions. These shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.1          -- Amended and Restated Certificate of Incorporation(1)
            3.2          -- Amended and Restated Bylaws(1)
            3.3          -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation(2)
            3.4          -- Certificate of Designations for Series A Preferred
                            Stock(3)
           10.10         -- Securities Purchase Agreement between Quanta Services,
                            Inc. and UtiliCorp United Inc. dated as of September 21,
                            1999(3)
           10.11         -- Investor's Rights Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated September
                            21, 1999(3)
           10.12         -- Management Services Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc.(3)
           10.13         -- Letter Agreement by and between Quanta Services, Inc. and
                            UtiliCorp United Inc. dated September 21, 1999(3)
           10.14         -- Strategic Alliance Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated as of
                            September 21, 1999(3)
           10.15         -- Form of Stockholders Voting Agreement(3)
           10.16         -- First Amendment to Third Amended and Restated Secured
                            Credit Agreement(3)
           10.17         -- Letter Agreement by and among ECT Merchant Investments
                            Corp., Joint Energy Development Investments II Limited
                            Partnership, Quanta Services, Inc. and UtiliCorp United
                            Inc. dated September 21, 1999(3)
           10.18         -- First Amendment to Securities Purchase Agreement and
                            Registration Rights Agreement(3)
           27.1          -- Financial data schedule

---------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-81419).

(3) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on November 15, 1999.

     (b) Reports on Form 8-K:

     On November 15, 1999, the Company filed a Current Report on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUANTA SERVICES, INC.

                                            By:    /s/ DERRICK A. JENSEN
                                              ----------------------------------
                                                      Derrick A. Jensen
                                                Vice President, Controller and
                                                   Chief Accounting Officer

Dated: November 15, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.1          -- Amended and Restated Certificate of Incorporation(1)
            3.2          -- Amended and Restated Bylaws(1)
            3.3          -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation(2)
            3.4          -- Certificate of Designations for Series A Preferred
                            Stock(3)
           10.10         -- Securities Purchase Agreement between Quanta Services,
                            Inc. and UtiliCorp United Inc. dated as of September 21,
                            1999(3)
           10.11         -- Investor's Rights Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated September
                            21, 1999(3)
           10.12         -- Management Services Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc.(3)
           10.13         -- Letter Agreement by and between Quanta Services, Inc. and
                            UtiliCorp United Inc. dated September 21, 1999(3)
           10.14         -- Strategic Alliance Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated as of
                            September 21, 1999(3)
           10.15         -- Form of Stockholders Voting Agreement(3)
           10.16         -- First Amendment to Third Amended and Restated Secured
                            Credit Agreement(3)
           10.17         -- Letter Agreement by and among ECT Merchant Investments
                            Corp., Joint Energy Development Investments II Limited
                            Partnership, Quanta Services, Inc. and UtiliCorp United
                            Inc. dated September 21, 1999(3)
           10.18         -- First Amendment to Securities Purchase Agreement and
                            Registration Rights Agreement(3)
           27.1          -- Financial data schedule

---------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-81419).

(3) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on November 15, 1999.