Form 10-K
period 1999-12-31
QUANTA SERVICES INC
filed 2000-03-30
CIK 1050915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    MARK ONE             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      [X]                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                              FISCAL YEAR ENDED DECEMBER 31, 1999
      [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13831

                             QUANTA SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       74-2851603
       (State or other jurisdiction of                (IRS Employer identification no.)
       incorporation or organization)

                      1360 POST OAK BOULEVARD, SUITE 2100
                              HOUSTON, TEXAS 77056
          (Address of principal executive offices, including ZIP Code)

                                 (713) 629-7600
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
       Common Stock, $.00001 par value                     New York Stock Exchange
     (including rights attached thereto)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2000, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant was approximately $1,380,215,670 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of March 15, 2000 was 35,607,769 (53,411,653, as adjusted for a 3-for-2 stock split declared on March 8, 2000 and payable on April 7, 2000, to stockholders of record on March 27, 2000).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             QUANTA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
           PART I......................................................       1
Item 1.    Business....................................................       1
Item 2.    Properties..................................................      11
Item 3.    Legal Proceedings...........................................      12
Item 4.    Submission of Matters to a Vote of Security Holders.........      12
           PART II.....................................................      12
Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................      12
Item 6.    Selected Financial Data.....................................      16
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      17
Item  7A.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................      22
Item 8.    Financial Statements and Supplementary Data.................      24
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................      49
           PART III....................................................      49
Item 10.   Directors and Executive Officers of the Registrant..........      49
Item 11.   Executive Compensation......................................      49
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      49
Item 13.   Certain Relationships and Related Transactions..............      49
           PART IV.....................................................      50
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................      50

                                     PART I

ITEM 1.  BUSINESS

     All share amounts and per share amounts in this report have been adjusted to give effect to a 3-for-2 stock split declared by the Board of Directors on March 8, 2000 and payable on April 7, 2000 to stockholders of record as of March 27, 2000.

GENERAL

     Quanta is a leading provider of specialized contracting services, offering end-to-end network solutions to the telecommunications, cable television and electric power industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. The Internet and the resulting explosive growth in demand for increased bandwidth, coupled with deregulation, increased outsourcing by our customers and the convergence of the telecommunications, cable television and electric power industries have resulted in significant growth in demand for our services. This growth in demand is evidenced by our strong internal revenue growth. Operating units we owned at December 31, 1999 had aggregate revenues on a combined pro forma basis of $1.15 billion in 1999 compared to $943 million in 1998, representing pro forma internal revenue growth of 21.7%. Our pro forma revenue grew at a compounded annual rate of 24.7% between 1996 and 1999. To leverage the growth in demand for our services, we have made strategic acquisitions to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers' evolving needs.

     We currently have principal offices in 37 states, providing us the presence and capability to quickly, reliably and effectively complete turnkey projects nationwide. We work for many of the leading companies in the industries we serve. Representative customers include:

            - AT&T
            - Enron
            - Time Warner
            - Charter Communications
            - PG&E
            - US West
            - Nevada Power
            - Williams Communications
            - UtiliCorp United
            - Century Telephone
            - PF.net
            - Seren
            - Sprint PCS
            - Puget Sound Energy

Our reputation for speed, performance, geographic reach and comprehensive service offering has also enabled us to develop profitable strategic alliances with customers such as Enron and UtiliCorp United.

INDUSTRY OVERVIEW

     Based on our review of industry sources, we estimate that network infrastructure spending by telecommunications, cable television and electric power providers was more than $45 billion in 1999 and will continue to grow. We believe the following trends are fueling growth in our business:

     Increased Demand for Bandwidth. To meet increasing demand for bandwidth required for video, voice and data transmission, existing telecommunications and cable television providers must expand and upgrade their networks. Cable and DSL residential broadband subscriptions are projected to grow at an annual rate of 82% between 1998 and 2003. In addition, many new entrants into the local and long distance telephone, Internet and cable television markets have an immediate need to install and expand their networks to be competitive.

     Deregulation. Deregulation of the telecommunications markets has spurred significant additional investment by cable television companies, local exchange carriers and long distance companies as they seek to protect and expand their customer bases. Electric power companies have responded to deregulation of the utility markets by seeking new lines of business and innovative methods to reduce their costs. The movement from a regulated business environment to an environment exposed to market forces has led our customers to increase outsourcing of non-core activities, particularly network development, and has facilitated the convergence of the telecommunications, cable television, and electric power industries.

     Increased Outsourcing. Competitive pressures on telecommunications, cable television and electric power providers caused by deregulation and an increased focus on core competencies have caused an acceleration of outsourcing of network services. For instance, although investor owned utilities have increased the services they provide and the amount of power generated, total employment at these companies has declined dramatically in the last decade. Outsourcing network services reduces costs, provides flexibility in budgets and improves service and performance for our customers.

     Industry Convergence. Deregulation and demand for increased bandwidth has encouraged local and long distance telecommunications, cable television and electric power providers to leverage their rights-of-way and existing assets to deliver comprehensive, value-added services to their customer base. For instance, according to the Edison Electric Institute, over half of the investor owned electric utilities have a telecommunications related subsidiary as part of their corporate structure. As business lines between traditional telecommunications, cable television and electric power markets continue to blur, our target customers are increasingly seeking single-source providers who have expertise in fiber optic, coaxial, copper and energized power networks.

     Increased Demand for Comprehensive End-to-End Solutions. We believe that telecommunications, cable television and electric power companies will seek service providers who can rapidly and effectively design, install and maintain their networks and continue to meet their needs as they enter new geographic and product markets. The strategic and financial value to these companies of geographically expanded and technologically improved networks has caused them to place a premium on the provision of quick and reliable turnkey network solutions within increasingly challenging scale, time and complexity constraints. Accordingly, they are partnering with fewer proven full-service network providers with broad geographic reach, financial capability and technical expertise.

     Increasing Need to Upgrade Electric Power Transmission and Distribution Networks. We believe that the aging of many electric power networks and the increase in competition in the electric power industry will spur increased investment in electric power transmission and distribution networks. As competition gives consumers and businesses more choice as to their provider of electric power, concerns about power quality and reliability will result in increased investment in transmission and distribution infrastructure. Additionally, as deregulation accelerates the selling of electricity across regional networks, capacity and reliability will become even more important.

STRATEGY

     The key elements of our growth strategy are:

     Focus on Internal Growth and Integration. We believe we can continue our strong internal revenue growth by providing our customers comprehensive end-to-end solutions for their infrastructure needs. Our operating units cooperate in the spreading of best practices and innovative technology, and the sharing of equipment and human resources. Accordingly, each operating unit is well-positioned to deepen its relationship with current customers and develop relationships with new customers. By cross-selling the capabilities of our operating units, we offer our customers cost-effective, turnkey solutions to their network needs.

     Expand Portfolio of Services to Meet Customers' Evolving Needs. We offer an expanding portfolio of services that allows us to develop, build and maintain networks on both a regional and a national scale and adapt to our customers' changing and growing needs. We intend to expand our geographic and technological capabilities through both internal development and innovation and through selective acquisitions.

     Continue to Expand Operating Efficiencies. In 1999, we experienced increases in our gross profit, operating income and net income margins. We intend to continue to improve our profitability by:

     - continuing to focus on growth in our more profitable services;

     - combining overlapping operations of certain of the businesses we acquire;

     - using our assets more efficiently;

     - increasing purchasing power to gain volume discounts in areas such as vehicles and equipment, materials, marketing, bonding, employee benefits and insurance;

     - sharing of pricing, bidding, licensing and other business practices among our operating units;

     - developing and expanding the use of management information systems to facilitate financial control and asset allocation.

     Pursue Selected Acquisitions. We plan to continue to pursue acquisitions of profitable companies with strong management teams and good reputations to broaden our customer base, expand our geographic area and grow our portfolio of services. Disciplined acquisitions allow us to cost-effectively meet our strategic needs. We have successfully integrated 52 acquisitions since our initial public offering in February 1998. We expect that there will continue to be a large number of attractive acquisition candidates due to the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners for liquidity. We believe that our financial strength and experienced management will be attractive to acquisition candidates.

SERVICES

     We design, install and maintain end-to-end networks for the telecommunications, cable television and electric power industries as well as commercial, industrial and governmental entities.

     Telecommunications Network Services. We provide a variety of services to the telecommunications industry, which generated 35% of our pro forma combined revenues for the year ended December 31, 1999. Our telecommunications network services include:

     - fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

     - designing, building and maintaining DSL networks;

     - engineering and erecting cellular, digital, PCS(R), microwave and other wireless communications towers;

     - designing and installing switching systems for incumbent local exchange carriers, competitive local exchange carriers, regional Bell operating companies and long distance providers;

     - trenching and plowing applications;

     - horizontal directional boring;

     - rock saw, rock wheel and rock trench capabilities;

     - vacuum excavation services;

     - splicing and testing of fiber optic and copper networks;

     - cable locating.

     Cable Television Network Services. We provide a variety of services to the cable television industry, which generated 13% of our pro forma combined revenues for the year ended December 31, 1999. Our cable television network services include:

     - fiber optic and coaxial cable installation and maintenance for voice, video and data transmission;

     - system design and installation;

     - upgrading power and telecommunications infrastructure for cable installations;

     - system splicing, balance, testing and sweep certification;

     - residential installation and customer connects, both analog and digital, for cable television, telephony and Internet services.

     Electric Power Network Services. We provide a variety of services to the electrical power industry, which generated 30% of our pro forma combined revenues for the year ended December 31, 1999. These services include:

     - installation, repair and maintenance of electric transmission lines from 69,000 volts to 760,000 volts;

     - installation, repair and maintenance of electric power distribution projects;

     - designing and constructing substation projects;

     - installing fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

     - installing and maintaining joint trench natural gas distribution systems;

     - trenching and horizontal boring for underground installations;

     - cable and fault locating;

     - storm damage restoration work.

     Ancillary Services. We provide a variety of ancillary services to commercial, industrial and governmental entities, which generated 22% of our pro forma combined revenues for the year ended December 31, 1999. These services include:

     - installing intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

     - installing cable and control systems for light rail lines, airports and highways;

     - designing, installing, maintaining and repairing electrical components, fiber optic cabling and building control and automation systems;

     - installing and maintaining natural gas transmission systems;

     - providing specialty rock trenching, directional boring and road milling for industrial and commercial customers.

CUSTOMERS, STRATEGIC ALLIANCES AND PREFERRED PROVIDER RELATIONSHIPS

     Our customers include telecommunications, cable television and electric power companies, as well as commercial, industrial and governmental entities. Telecommunications companies, in the aggregate, represent our largest customer base. Our 10 largest customers accounted for 28% of our revenues in 1999. Representative customers include:

            - AT&T
            - Enron
            - Time Warner
            - Charter Communications
            - PG&E
            - US West
            - Nevada Power
            - Williams Communications
            - UtiliCorp United
            - Century Telephone
            - PF.net
            - Seren
            - Sprint PCS
            - Puget Sound Energy

     Management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our management is incented to cross-sell additional services of other operating units to their customers. In addition, our corporate marketing staff promotes and markets our services for prospective large national accounts and projects that require services from multiple business units, such as our recently announced contract with PF.net. Many of our customers and prospective customers have qualification procedures for approved bidders or vendors based upon the satisfaction of particular performance and safety standards set by the customer. These customers typically maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. We strive to maintain our status as a preferred or qualified vendor to such customers.

     We believe that our strategic relationships with large providers of telecommunications services and electric power providers will provide opportunities for future growth. In September 1999, UtiliCorp invested $186 million in Quanta and agreed to use Quanta as a preferred contractor in outsourced transmission and distribution infrastructure construction and maintenance and natural gas distribution construction and maintenance in all areas serviced by Quanta. In October 1998, in connection with a $49.4 million investment in Quanta, we entered into a strategic alliance agreement with an affiliate of Enron regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems.

     We also maintain strategic alliance agreements or preferred provider relationships with several other leading companies competing in the telecommunications and electric power industries. Strategic alliances are typically agreements for periods of approximately two to four years that may include an option to add one to two years at the end of a contract. Many of the strategic alliance agreements we have secured include exclusivity clauses providing that Quanta will be awarded all contracts for a certain type of work or in a certain geographic region. None of these contracts, however, guarantee a specific dollar amount of work to be performed by Quanta. Preferred provider agreements typically indicate the intention to work together. Certain of these agreements provide us with preferential bidding procedures. Certain of our strategic alliances and preferred provider relationships are listed in the following table:

                                                                 START OF
                        RELATIONSHIP                           RELATIONSHIP
                        ------------                           ------------
UtiliCorp United............................................       1999
Enron.......................................................       1998
Washington Water & Power (Avista)...........................       1996
Century Telephone...........................................       1993
Nevada Power Company........................................       1989
Mid American Energy Corp....................................       1988
Western Resources...........................................       1979
Kansas City Power & Light...................................       1978
Intermountain R.E.A.........................................       1953

ACQUISITIONS

     During 1999, we acquired 40 network service or related businesses which when combined with our existing operations resulted in pro forma combined revenues for the year ended December 31, 1999 of $1.15 billion. We acquired these 40 businesses for a combined consideration of $323.6 million in cash and notes and 15.0 million shares of common stock.

     We have developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates. These criteria evaluate a variety of factors, including:

     - historical and projected financial performance;

     - experience and reputation of the candidate's management and operations;

     - composition and size of the candidate's customer base;

     - whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates;

     - whether the acquisition will augment or increase Quanta's market share or services offered or help protect our existing customer base;

     - potential synergies gained by combining the acquisition candidate with our existing operations; and

     - liabilities, contingent or otherwise, of the candidate.

EMPLOYEES

     As of December 31, 1999, Quanta had 1,154 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and approximately 6,600 hourly employees, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. We do not anticipate any overall reductions in staff as a result of the consolidation of the businesses we acquire, although there may be some job realignments and new assignments in an effort to eliminate overlapping and redundant positions.

     Approximately 33% of our employees at December 31, 1999 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers. Under our agreement with our unions, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement. None of our operating units has experienced any strikes or work stoppages in the past 20 years; however, there can be no assurance that work stoppages or strikes will not occur from time to time.

     Each of our operating units provides a variety of health, welfare and benefit plans for their employees who are not covered by collective bargaining agreements. We are currently considering replacing these various employee benefit plans with a single plan covering all of our non-bargaining employees. Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching contributions of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary. Quanta also has an employee stock purchase plan which provides that eligible employees may contribute up to 10% of their cash compensation, up to $25,000 annually, toward the semi-annual purchase of Quanta's common stock at a discounted price. Over 1,100 of our employees participated in the initial offering period for this plan.

     Our industry, like many industries, is experiencing a shortage of skilled workers. In response to the shortage, Quanta seeks to take advantage of various IBEW and NECA referral programs and hire graduates of the joint IBEW/NECA apprenticeship program for training qualified electrical workers.

     We believe our relationships with our employees and union representatives are good.

TRAINING, QUALITY ASSURANCE AND SAFETY

     Performance of Quanta's services requires the use of equipment and exposure to conditions that can be dangerous. Although Quanta is committed to a policy of operating safely and prudently, it has been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of its services. We perform on-site services using employees who have completed our applicable safety and training programs. Quanta's policies require that employees complete the prescribed training and service program of the operating unit for which they work in addition to those required, if applicable, by NECA and the IBEW prior to performing more sophisticated and technical jobs. For example, all journeymen linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating unit requires additional training, depending upon the sophistication and technical requirements of each particular job. Quanta intends to establish company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing "best practices" throughout our operations.

REGULATION

     Our operations are subject to various federal, state and local laws and regulations including:

     - licensing requirements applicable to electricians and engineers;

     - building and electrical codes;

     - permitting and inspection requirements applicable to construction projects;

     - regulations relating to worker safety and environmental protection; and

     - special bidding and procurement requirements on government projects.

     We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses. Many state and local regulations governing electrical construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. Quanta intends to implement a policy to ensure that, where possible, any such permits or licenses that may be material to Quanta's operations are held by at least two of our employees.

COMPETITION

     The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. Quanta competes with other independent contractors in most of the markets in which we operate, several of which are large domestic companies that have greater financial, technical and marketing resources. In addition, there are relatively few barriers to entry into the industry in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues are currently derived from fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which should benefit contractors such as us. There can be no assurance, however, that Quanta's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to Quanta's services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including telecommunication, cable television and electric power companies, that employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

RISK MANAGEMENT, INSURANCE AND PERFORMANCE BONDS

     The primary risks in our operations are bodily injury, property damage and injured workers' compensation. We maintain automobile and general liability insurance for third party bodily injury and property damage and workers' compensation coverage which we consider sufficient to insure against these risks. Certain of these policies maintained by our operating units prior to our acquisition of them were subject to self-insured amounts ranging from $100,000 to $1,000,000. We have consolidated the casualty insurance programs for most of our subsidiaries, which has resulted in savings from the amounts historically paid by the operating units. Our current insurance program has no self-insurance provisions. In the future, however, we may have insurance programs with significant self-insurance obligations. Self-insured claims under previous policies are monitored to ensure that remaining accruals are adequate. Accruals for outstanding claims are estimated based on known facts and our prior experience. Actual experience and claims could differ from our estimates.

     Contracts in the telecommunications, cable television and electrical power contracting industry may require performance bonds or other means of financial assurance to secure contractual performance. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.

RISK FACTORS

     Our business is subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

     The Industries We Serve Are Subject to Rapid Technological and Structural Changes That Could Reduce the Demand for the Services We Provide. The telecommunications, cable television and electric power industries are undergoing rapid change as a result of technological advances and deregulation that could in certain cases reduce the demand for our services or otherwise adversely affect our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to significantly improve their networks without physically upgrading them. In addition, consolidation in the telecommunications, cable television and electric power industries may result in the loss of one or more customers.

     We May Be Unsuccessful At Generating Internal Growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

     - expand the range of services we offer to customers to address their evolving network needs;

     - attract new customers;

     - increase the number of projects performed for existing customers;

     - hire and retain employees;

     - open additional facilities; and

     - reduce operating and overhead expenses.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

     We May Be Unsuccessful At Integrating Companies That We Acquire. We cannot be sure that we can successfully integrate our acquired companies with our other operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire, and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

     - failure of acquired companies to achieve the results we expect;

     - diversion of our management's attention from operational matters;

     - difficulties integrating the operations and personnel of acquired companies;

     - inability to retain key personnel of the acquired companies;

     - risks associated with unanticipated events or liabilities;

     - the potential disruption of our business; and

     - the difficulty of maintaining uniform standards, controls, procedures and policies.

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could be materially and adversely affected.

     We May Not Have Access In The Future To Sufficient Funding To Finance Desired Growth. If we cannot secure additional financing from time to time in the future on acceptable terms, we may be unable to support our growth strategy. We cannot readily predict the timing, size and success of our acquisition efforts and therefore the capital we will need for these efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to obtain additional debt, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us at all or on terms acceptable to us. Our $350.0 million credit facility contains a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

     Our Operating Results May Vary Significantly From
Quarter-To-Quarter. During the winter months, demand for our services may be lower due to inclement weather. Additionally, our quarterly results may also be materially affected by:

     - the timing of acquisitions;

     - variations in the margins of projects performed during any particular quarter;

     - the timing and magnitude of acquisition assimilation costs;

     - the timing and volume of work under new agreements;

     - the budgetary spending patterns of customers;

     - the termination of existing agreements;

     - costs we incur to support growth internally or through acquisitions or otherwise;

     - losses experienced in our operations not otherwise covered by insurance;

     - the change in mix of our customers, contracts and business;

     - increases in construction and design costs; and

     - regional or general economic conditions.

     Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

     Our Dependence Upon Fixed Price Contracts Could Adversely Affect Our Business. We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

     Many of Our Contracts May Be Canceled On Short Notice and We May Be Unsuccessful In Replacing Our Contracts As They Are Completed or Expire. We could experience a material adverse affect on our revenue, net income and liquidity if any of the following occur:

     - our customers cancel a significant number of contracts;

     - we fail to win a significant number of our existing contracts upon re-bid; or

     - we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

Many of our customers may cancel our contracts with them on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign work to us. Our operation could be materially and adversely affected if the anticipated volume of work is not assigned to us. Many of our contracts, including our master service contracts, are opened to public bid at the expiration of their terms. We cannot assure you that we will be the successful bidder on our existing contracts that come up for bid.

     Our Business Growth Could Outpace the Capability of Our Corporate Management Infrastructure. We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Future growth also will impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, our financial condition and results of operations could be materially and adversely affected.

     The Departure of Key Personnel Could Disrupt Our Business. We depend on the continued efforts of our executive officers and on senior management of the businesses we acquire. Although we intend to enter into an employment agreement with each of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations. We do not carry key-person life insurance on any of our employees.

     Our Business Is Labor Intensive and We May Be Unable To Attract and Retain Qualified Employees. Our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We, like many of our competitors, are currently experiencing shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could have a material adverse affect on our ability to implement our growth strategy and our operations.

     Our Unionized Workforce Could Adversely Affect Our Operations and Acquisition Strategy. As of December 31, 1999, approximately 33% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationship with our customers and could materially and adversely affect our business, financial condition and results of operations. In addition, our selective acquisition strategy could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.

     Our Industry Is Highly Competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into our industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we can provide such services. In addition, some of our competitors are larger and have greater resources than us. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry. We may also face competition from the in-house service organizations of our existing or prospective customers. Telecommunications, cable television and electric power service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

     Our Results Of Operations Could Be Adversely Affected as a Result of Goodwill Amortization. When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible assets of the business we acquire. Pursuant to generally accepted accounting principles, we amortize this goodwill over its estimated useful life. We amortize the goodwill we acquire over 40 years following the acquisition, which directly impacts our earnings in those years. Furthermore, we continually evaluate whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. Should we be required to accelerate the amortization of goodwill or write it off completely because of impairments or changes in accepted accounting principles, our results from operations may be materially adversely affected.

     We Could Have Potential Exposure To Environmental Liabilities. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. As a result of past and future operations at our facilities, we may be required to incur environmental remediation costs and other cleanup expenses. In addition, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

     Certain Provisions of Our Corporate Governing Documents Could Make An Acquisition of Our Company More Difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholders rights plan and Delaware law, could discourage potential acquisition proposals, delay or prevent a change in control of Quanta or limit the price that investors may be willing to pay in the future for shares of our common stock. Our certificate of incorporation permits our board of directors to issue "blank check" preferred stock and to adopt amendments to our bylaws. Our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings. Also, our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent. We are also subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an "interested stockholder" for a period of three years following the date such stockholder became classified as an interested stockholder. In addition, on March 8, 2000 we adopted a stockholders rights plan that could cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

ITEM 2. PROPERTIES

FACILITIES

     We lease our corporate headquarters in Houston, Texas. As of December 31, 1999 we maintained offices in 37 states. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. We own 12 of the facilities we occupy and lease the rest. We believe that our facilities are sufficient for our current needs.

EQUIPMENT

     We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. As of December 31, 1999, the total size of the rolling-stock fleet was approximately 14,000 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well-maintained and adequate for our present operations. We believe that in the future, we will be able to lease or purchase this equipment at lower prices due to our larger size and the volume of our leasing and purchasing activity.

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time a party to litigation or administrative proceedings that arise in the normal course of our business. We do not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     We initially offered our common stock to the public on February 12, 1998, at a price of $6.00 per share. The initial public offering price, recent price and all price data in the following table have been adjusted to give effect to a 3-for-2 stock split payable April 7, 2000. Our common stock is listed on the NYSE under the symbol "PWR". The following table sets forth the high and low sales prices per quarter as reported by the NYSE.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 1998
  1st Quarter (from February 12, 1998)......................  $11.17   $ 7.33
  2nd Quarter...............................................   11.83     8.17
  3rd Quarter...............................................   10.25     8.00
  4th Quarter...............................................   15.33     7.50
YEAR ENDED DECEMBER 31, 1999
  1st Quarter...............................................   19.83    14.42
  2nd Quarter...............................................   29.59    15.75
  3rd Quarter...............................................   28.17    13.42
  4th Quarter...............................................   23.13    15.67
YEAR ENDED DECEMBER 31, 2000
  1st Quarter (through March 15, 2000)......................   37.92    17.92

     On March 15, 2000, the last sale price for the common stock as reported by the NYSE was $37.71 per share. On March 15, 2000, there were 259 holders of record of common stock, 44 holders of record of Limited Vote Common Stock and one holder of record of Series A preferred stock. There is no established trading market for the Limited Vote Common Stock or Series A preferred stock.

DIVIDENDS AND PENDING EXCHANGE

     Our Series A preferred stock accrues a dividend at a rate of 0.5 % per annum on a stated amount per share currently equal to $100.00 per share. Dividends of $260,000 were accrued on the Series A preferred stock during 1999. Dividends on the Series A preferred stock accumulate until paid. In accordance with a contractual commitment contained in the initial UtiliCorp investment agreement, we have recommended that our stockholders approve a proposal at our annual meeting on May 24, 2000 that would allow UtiliCorp to exchange up to 5,283,204 shares of common stock for up to 1,584,961 additional shares of Series A preferred stock, at a rate of 3.333334 shares of common stock for one share of Series A preferred stock. The proposal would also reduce the stated amount per share of Series A preferred stock on which dividends are paid to $53.99 per share. The proposed exchange will not adversely affect our other holders of common stock or Limited Vote Common Stock. The additional shares of Series A preferred stock to be issued to UtiliCorp in the exchange will not give UtiliCorp any greater voting power than it presently has as a holder of the common stock to be exchanged, and will not give UtiliCorp any additional veto power. In addition, the Series A preferred stock has no liquidation preference, and the certificate of designation will be amended so that the aggregate dividend payable to UtiliCorp on the Series A preferred stock is, as a result of the change in the stated amount per share, unaffected by the proposed exchange.

     We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not currently intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include: our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the terms of our revolving credit facility, and convertible subordinated notes include restrictions on the payment of cash dividends without the consent of the respective lenders.

RECENT SALES OF UNREGISTERED SECURITIES

     In 1999, we completed 40 acquisitions in which some or all of the consideration was unregistered securities of Quanta. The aggregate consideration paid in these transactions was $323.6 million in cash and notes and 15.0 million shares of Quanta common stock. We consider the acquisitions of H. L. Chapman Pipeline Construction, Inc., H. L. Chapman Pipeline Leasing Co., Inc., Austin Trencher, Inc. and Sullivan Welders, Inc. to be one acquisition as these companies were all part of a related business. None of the other acquisitions were affiliated with each other prior to acquisition by Quanta. Additionally, we sold shares of Series A preferred stock in an unregistered transaction in September 1999.

     Except for the sale of Series A preferred stock to UtiliCorp on September 21, 1999, all securities listed on the following table were shares of Quanta common stock. Share data in the following table reflects a 3-for-2 stock split declared on March 8, 2000, payable on April 7, 2000, to stockholders of record on March 27, 2000. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration. The shares of Series A preferred stock are convertible into 9,300,000 shares of common stock, subject to customary anti-dilution adjustments. For all issuances, the purchasers were "accredited investors" as defined in Rule 501 promulgated pursuant to the Securities Act of 1933. All issuances, other than the issuances to UtiliCorp, were to the owners of businesses acquired in privately negotiated transactions, not pursuant to public solicitation. The issuance of Series A preferred stock and common stock to UtiliCorp was negotiated with UtiliCorp as part of a strategic alliance and not pursuant to a public solicitation.

           NUMBER OF
  DATE      SHARES         PURCHASERS OF QUANTA STOCK       CONSIDERATION RECEIVED FOR QUANTA STOCK
  ----     ---------       --------------------------       ---------------------------------------
2/3/99        33,267   Sole owner of Tip Top Arborists,     Acquisition of Tip Top Arborists, Inc.
                       Inc.
2/12/99      649,527   Three owners of R.A. Waffensmith &   Acquisition of R. A. Waffensmith & Co.,
                       Co., Inc.                            Inc.
2/12/99      657,840   Five owners of Dillard Smith         Acquisition of Dillard Smith
                       Construction Company                 Construction Company
2/12/99      395,497   Five owners of The Ryan Company,     Acquisition of The Ryan Company, Inc.
                       Inc.
2/16/99    1,000,422   Four owners of Northern Line         Acquisition of Northern Line Layers,
                       Layers, Inc.                         Inc.
3/3/99       170,050   Four owners of Western               Acquisition of Western Directional,
                       Directional, Inc.                    Inc.
3/9/99       594,060   Seven owners of Valverde             Acquisition of Valverde Communications,
                       Communications, Inc.                 Inc. and
                       and VCI Telcom, Inc.                 VCI Telcom, Inc.
3/23/99      252,927   Two owners of P.D.G. Electric        Acquisition of P.D.G. Electric Company
                       Company
4/15/99      646,485   Sole owner of Tom Allen              Acquisition of Tom Allen Construction
                       Construction Company                 Company
5/12/99       81,058   Two owners of TTM, Inc.              Acquisition of TTM, Inc.

           NUMBER OF
  DATE      SHARES         PURCHASERS OF QUANTA STOCK       CONSIDERATION RECEIVED FOR QUANTA STOCK
  ----     ---------       --------------------------       ---------------------------------------
5/14/99       53,860   One owner of Seaward Corporation     Acquisition of Seaward Corporation
5/14/99      964,554   Three owners H. L. Chapman           Acquisition of H. L. Chapman Pipeline
                       Pipeline Construction, Inc. and H.   Construction, Inc. and H. L. Chapman
                       L. Chapman Leasing Co., Inc.         Leasing Co., Inc.
5/14/99       29,839   Three owners of Austin Trencher,     Acquisition of Austin Trencher, Inc.
                       Inc.
5/14/99        9,738   Two owners of Sullivan Welders,      Acquisition of Sullivan Welders, Inc.
                       Inc.
5/14/99      348,387   Sole owner of Driftwood Electrical   Acquisition of Driftwood Electrical
                       Contractors, Inc. and The 27         Contractors, Inc. and The 27 Digging
                       Digging Company                      Company
5/28/99      274,704   Two owners of GEM Engineering Co.,   Acquisition of GEM Engineering Co.,
                       Inc.                                 Inc.
6/15/99      400,000   Sole owner of W.C. Communications,   Acquisition of W.C. Communications,
                       Inc.                                 Inc.
7/9/99        19,809   Sole owner of Specialty Drilling     Acquisition of Specialty Drilling
                       Technology, Inc.                     Technology, Inc.
7/15/99      961,230   Two owners of Sky Antenna Systems,   Acquisition of Sky Antenna Systems,
                       Inc. and North Pacific Utility       Inc. and North Pacific Utility
                       Contractors, Inc.                    Contractors, Inc.
7/21/99       26,523   Sole owner of Taylor Built, Inc.     Acquisition of Taylor Built, Inc.
7/22/99       26,649   Sole owner of Allmat, Inc.           Acquisition of Allmat, Inc.
7/23/99       67,102   Sole owner of Utilco, Inc. and       Acquisition of Utilco, Inc. and Utilco
                       Utilco Constructors, Inc.            Constructors, Inc.
7/23/99..     30,627   Two Owners of Intermountain          Acquisition of Intermountain Electric,
                       Electric, Inc.                       Inc.
8/13/99..  3,052,273   Sole owner of Crown Fiber            Acquisition of Crown Fiber
                       Communications, Inc.                 Communications, Inc.
8/13/99..    288,403   Sole owner of T.H. Cable             Acquisition of T.H. Cable Construction,
                       Construction, Inc.                   Inc.
8/13/99..    240,336   Sole owner of World CATV             Acquisition of World CATV
                       Communications, Inc.                 Communications, Inc.
8/26/99..    358,851   Four owners of W.C.E., Inc.          Acquisition of W.C.E., Inc.
8/27/99..     42,489   Sole owner of Computapole, Inc.      Acquisition of Computapole, Inc.
9/15/99..  1,053,658   Sole owner of Haines Construction    Acquisition of Haines Construction
                       Company                              Company
9/21/99..  1,860,000   UtiliCorp United Inc.                $186,000,000
           Series A
           Preferred
             Stock
9/22/99..    183,567   Two owners of Ranger Directional,    Acquisition of Ranger Directional, Inc.
                       Inc.
9/22/99..     87,217   Two owners of Hudson & Poncetta,     Acquisition of Hudson & Poncetta, Inc.
                       Inc.
9/22/99..    186,282   Three owners of Renaissance          Acquisition of Renaissance
                       Construction, Inc., Renaissance      Construction, Inc., Renaissance
                       Construction of Utah, Inc. and       Construction of Utah, Inc. and
                       Renaissance Construction of          Renaissance Construction of Nevada,
                       Nevada, Inc.                         Inc.
10/1/99..    410,881   Eight owners of Trawick              Acquisition of Trawick Construction
                       Construction Company Inc. and        Company Inc. and Communication
                       Communication Manpower, Inc.         Manpower, Inc.

           NUMBER OF
  DATE      SHARES         PURCHASERS OF QUANTA STOCK       CONSIDERATION RECEIVED FOR QUANTA STOCK
  ----     ---------       --------------------------       ---------------------------------------
10/1/99..    139,437   Sole owner of Conti                  Acquisition of Conti Communications,
                       Communications, Inc.                 Inc.
10/1/99..    271,248   Sole owner of Bonneville             Acquisition of Bonneville Construction
                       Construction Co., Inc.               Co., Inc.
10/4/99..     49,911   Sole owner of Thorstad Brothers      Acquisition of Thorstad Brothers
                       Tiling, Inc.                         Tiling, Inc.
10/6/99..    246,406   Three owners of P.W.I. d/b/a Pac     Acquisition of Pac West Construction
                       West Construction
10/15/99..   207,183   Three owners of NCS Fiber Optic      Acquisition of Network Communication
                       Services, Inc. d/b/a Network         Services
                       Communication Services
10/15/99..    82,873   Two owners of DB Utilities, Inc.     Acquisition of DB Utilities, Inc.
10/15/99..    11,049   Twelve owners of Kingston            Acquisition of Kingston Contracting,
                       Contracting, Inc.                    Inc.
10/15/99..    55,095   Sole Owner of Wade D. Taylor, Inc.   Acquisition of Wade D. Taylor, Inc.
11/30/99..    57,727   UtiliCorp United Inc.                $1,041,591

ITEM 6. SELECTED FINANCIAL DATA

     For financial statement presentation purposes, in connection with the combination of the founding companies concurrent with our initial public offering, PAR Electrical Contractors, Inc. was identified as the "accounting acquiror." Between our initial public offering in February 1998 and December 31, 1999, we acquired 52 specialty contracting businesses. Of these, 50 were accounted for using the purchase method of accounting and two were accounted for using the pooling-of-interests method of accounting. Quanta's consolidated historical financial statements represent the financial position and results of operations of PAR as restated to include the financial position and results of operations of companies acquired in pooling transactions. The remaining businesses we acquired are reflected in the financial statements beginning on their respective dates of acquisition.

                                                        YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------
                                            1995      1996      1997       1998       1999
                                           -------   -------   -------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL STATEMENTS OF OPERATIONS DATA:
  Revenues...............................  $56,482   $78,230   $80,010   $319,259   $925,654
  Costs of services (including
     depreciation).......................   47,266    62,772    62,599    257,270    711,353
                                           -------   -------   -------   --------   --------
       Gross profit......................    9,216    15,458    17,411     61,989    214,301
  Selling, general and administrative
     expenses............................    6,787    10,445    12,354     27,160     80,132
  Merger related charges.................       --        --        --        231      6,574(a)
  Goodwill amortization..................       50        55        56      2,513     10,902
                                           -------   -------   -------   --------   --------
          Income from operations.........    2,379     4,958     5,001     32,085    116,693
  Other income (expense), net............     (785)   (1,127)   (1,421)    (4,214)   (13,755)
                                           -------   -------   -------   --------   --------
  Income before income tax provision.....    1,594     3,831     3,580     27,871    102,938
  Provision for income taxes.............      353     1,389     1,786     11,683     48,999(b)
                                           -------   -------   -------   --------   --------
          Net income.....................    1,241     2,442     1,794     16,188     53,939
  Dividends on preferred stock...........       --        --        --         --        260
                                           -------   -------   -------   --------   --------
  Net income attributable to common
     stock...............................  $ 1,241   $ 2,442   $ 1,794   $ 16,188   $ 53,679
                                           =======   =======   =======   ========   ========
  Basic earnings per share...............  $  0.20   $  0.39   $  0.29   $   0.60   $   1.14
                                           =======   =======   =======   ========   ========
  Diluted earnings per share.............  $  0.20   $  0.39   $  0.29   $   0.59   $   1.00
                                           =======   =======   =======   ========   ========
  Diluted earnings per share before
     merger charges(c)...................  $  0.20   $  0.39   $  0.29   $   0.60   $   1.13
                                           =======   =======   =======   ========   ========

---------------

Note (a) As a result of the termination in June 1999 of an employee stock ownership plan associated with a company acquired in a pooling transaction, we incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million. In addition, we incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

Note (b) Reflects the non-deductibility of the merger related charges. In addition, for the twelve months ended December 31, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling transaction from an S corporation to a C corporation during the first quarter of 1999.

Note (c) Excludes the effect of all non-recurring, merger related charges.
         Additionally, for the twelve months ended December 31, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in Note (b) above.

                                                               DECEMBER 31,
                                          -------------------------------------------------------
                                             1995        1996      1997       1998        1999
                                          -----------   -------   -------   --------   ----------
                                          (UNAUDITED)
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......................    $ 1,117     $ 2,797   $ 2,381   $ 57,106   $  164,140
  Total assets..........................     26,191      31,607    37,561    339,081    1,159,636
  Long-term debt, net of current
     maturities.........................      4,430       6,665     7,638     60,281      150,308
  Convertible subordinated notes........         --          --        --     49,350       49,350
  Total stockholders' equity............      8,982       9,385    11,402    171,503      756,925

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

INTRODUCTION

     All share amounts and per share amounts in this discussion have been adjusted to give effect to a 3-for-2 stock split declared by our Board of Directors on March 8, 2000 and payable on April 7, 2000 to stockholders of record as of March 27, 2000.

     We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include telecommunications, cable television and electric power companies, as well as commercial, industrial and governmental entities. Including all companies we acquired prior to December 31, 1999, we had pro forma combined revenues for the year ended December 31, 1999 of $1.15 billion, of which 35% was attributable to telecommunications customers, 13% was attributable to cable television operators, 30% was attributable to electric power companies, and 22% was attributable to ancillary services, such as installing intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and providing specialty rock trenching, directional boring and road milling for industrial and commercial customers. We acquired 40 companies in 1999, 32 of which have continued as separate operating and reporting subsidiaries, or "platform" companies, while the remaining eight acquired companies were "tuck-in" acquisitions whose operating and accounting activities were absorbed into other operating subsidiaries.

     We enter into contracts principally on the basis of competitive bids, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are either a lump sum or unit price basis in which we agree to do the work for a fixed amount for the entire project (lump sum) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on lump sum and unit price contracts than on cost-plus contracts as a result of our experience in bidding and performance. Our exposure to loss on fixed price contracts has historically been limited by the high volume and relatively short duration of the fixed price contracts we undertake. However, as we perform larger projects, our reported margins may be significantly affected by actual results on these projects.
We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price master service agreements which are renewable annually. We generally record revenues from lump sum contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. We recognize revenue when services are performed except when work is being performed under fixed price or cost-plus-fee contracts. Such contracts generally require that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. Our fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and forwards the retainage to us upon completion and approval of the work.

     Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance and in the future we may have similar large deductibles in our insurance program. Fluctuations in insurance accruals related to these deductibles could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

     For those acquisitions we accounted for using the purchase method of accounting through December 31, 1999, we recognized goodwill of $612.6 million which equaled the excess amount we paid for such businesses over the fair value of the tangible and intangible assets of such businesses. In addition, we recorded goodwill of $25.6 million for the issuance of 5,017,999 shares of Limited Vote Common Stock we issued prior to our initial public offering to the initial stockholders and management. We amortize this $638.2 million aggregate goodwill over its estimated useful life of 40 years as a non-cash charge to operating income. We are unable to deduct the majority of amortized goodwill from our income for tax purposes. We expect the pro forma effect of this amortization expense to be approximately $16.0 million per year.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

     Our results of operations can be subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Typically, we experience lower gross and operating margins during the winter months. The timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had cash and cash equivalents of $10.8 million, working capital of $164.1 million and long-term debt of $199.7 million, net of current maturities. Our long-term debt balance at that date included borrowings of $138.6 million under our credit facility and $49.4 million of convertible subordinated notes and $11.7 million of other debt. In addition, we had $5.5 million of letters of credit outstanding under the credit facility.

     During the year ended December 31, 1999, operating activities provided net cash to us of $46.3 million. Acquisitions created the largest changes in our working capital accounts throughout the year and such accounts are not comparable to prior periods. We used net cash in investing activities of $368.3 million, including $308.7 million used for the purchase of businesses, net of cash acquired. Financing activities provided net cash of $329.5 million, resulting primarily from $82.9 million from net borrowings under our credit facility, $101.1 million of net proceeds from a January 1999 public equity offering and $182.1 million of net proceeds from the issuance of the Series A preferred stock, partially offset by $43.3 million in repayments of debt assumed in connection with acquisitions.

     In January 1999, we completed a public offering of common stock, which included the issuance of 6,900,000 shares of common stock (including 900,000 shares pursuant to the underwriters' over-allotment option) at a price of $15.50 per share (before deducting underwriting discounts and commissions). We realized proceeds from this transaction, net of the discounts and commissions and after deducting the expenses of the offering, of approximately $101.1 million. Of this amount, we used $57.8 million to repay outstanding indebtedness under our credit facility and the remainder to acquire additional businesses.

     In June 1999, we expanded our bank group from nine to 14 banks and increased our $175.0 million credit facility to $350.0 million. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00 percent to 2.00 percent, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25 percent, as determined by the ratio of our total funded debt to EBITDA. We owe commitment fees of 0.25 percent to 0.50 percent (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

     In September 1999, we issued 1,860,000 shares of Series A preferred stock to UtiliCorp for an initial investment of $186,000,000, before transaction costs. The Series A preferred stock bears a dividend rate of 0.5% per annum and is convertible into common stock at any time at the option of UtiliCorp at $20.00 per share, subject to customary adjustments for certain dilutive events. We used the net proceeds from the investment to reduce outstanding borrowings under our credit facility.

     We also entered into a management services agreement with UtiliCorp for advice and services including financing activities; corporate strategic planning; research on the restructuring of the power industries; the development, evaluation and marketing of our products, services and capabilities; identification of and evaluation of potential U.S. acquisition candidates and other merger and acquisition advisory services; and other services that we may reasonably request. In consideration of the advice and services rendered by UtiliCorp, we agreed to pay UtiliCorp, on a quarterly basis in arrears, a fee of $2,325,000. The UtiliCorp management services agreement lasts for six years, but can be extended by mutual agreement of the parties. We have the right to terminate the management services agreement at any time if, in our reasonable judgment, changes in the nature of our relationship with UtiliCorp make effective provision of the services to be provided unlikely.

     During 1999, we acquired 40 companies for an aggregate consideration of
15.0 million shares of common stock and $323.6 million in cash and notes. The cash portion of such consideration was provided by borrowings under our credit facility and proceeds from our January 1999 public offering of common stock.

     In March 2000, we closed a private placement of senior secured notes with 16 lenders, primarily insurance companies, for $150 million. The senior secured notes have maturities of five, seven or ten years with a weighted average interest rate of 8.52% and, pursuant to an intercreditor agreement, rank pari passu in right of repayment with our credit facility indebtedness. The senior secured notes have financial covenants similar to the credit facility. We used the proceeds from this private placement to reduce outstanding borrowings under the credit facility. Accordingly, as of March 27, 2000, we had a borrowing availability of $305.4 million under the credit facility.

     We anticipate that our cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, if companies we wish to acquire are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we could be required to utilize more cash to complete acquisitions. If sufficient funds were not available from operating cash flow or through borrowings under the credit facility, we may be required to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that we could secure such financing if and when we need it or on terms we would deem acceptable.

INFLATION

     Due to relatively low levels of inflation experienced during the years ended December 31, 1997, 1998 and 1999, inflation did not have a significant effect on our results.

YEAR 2000

     The Company did not experience any significant operational difficulties nor are we aware of any of our suppliers, customers or service providers experiencing any significant operational difficulties as a result of Year 2000 issues. We will continue to monitor all critical systems for any incidents of delayed complications or disruptions and problems encountered through third parties with whom we deal so that they may be timely addressed.

RESULTS OF OPERATIONS

     For financial statement presentation purposes, in connection with the combination of the founding companies concurrent with our initial public offering, PAR has been identified as the accounting acquiror. As such, our financial statements for periods prior to February 18, 1998 are the financial statements of PAR as restated for the acquisition of the two businesses we acquired in pooling transactions. The operations of the other businesses we acquired have been included from their respective acquisition dates.

     The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

                                                 YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------
                                       1997               1998               1999
                                  ---------------   ----------------   ----------------
                                                 (DOLLARS IN THOUSANDS)
Revenues........................  $80,010   100.0%  $319,259   100.0%  $925,654   100.0%
Cost of services (including
  depreciation).................   62,599    78.2    257,270    80.6    711,353    76.8
                                  -------   -----   --------   -----   --------   -----
Gross profit....................   17,411    21.8     61,989    19.4    214,301    23.2
Selling, general and
  administrative expenses.......   12,354    15.4     27,160     8.5     80,132     8.7
Merger related charges..........       --      --        231     0.1      6,574     0.7
Goodwill amortization...........       56     0.1      2,513     0.8     10,902     1.2
                                  -------   -----   --------   -----   --------   -----
Income from operations..........    5,001     6.3     32,085    10.0    116,693    12.6
Interest expense................   (1,290)   (1.6)    (4,855)   (1.5)   (15,184)   (1.6)
Other income (expense), net.....     (131)    (.2)       641      .2      1,429      .1
                                  -------   -----   --------   -----   --------   -----
Income before income tax
  provision.....................    3,580     4.5     27,871     8.7    102,938    11.1
Provision for income taxes......    1,786     2.3     11,683     3.6     48,999     5.3
                                  -------   -----   --------   -----   --------   -----
Net income......................  $ 1,794     2.2%  $ 16,188     5.1%  $ 53,939     5.8%
                                  =======   =====   ========   =====   ========   =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased $606.4 million, or 189.9%, to $925.7 million for the year ended December 31, 1999. This increase was primarily attributable to revenues of $403.5 million from platform companies acquired in 1999 which continued to exist as separate reporting subsidiaries, as well as a full year of contributed revenues in 1999 for those companies acquired in 1998. We are experiencing strong growth in key business areas as a result of greater demand for bandwidth, increased outsourcing, deregulation and industry convergence. Because the businesses we acquired in 1998 and 1999 had aggregate revenues that were much larger than our revenues at the beginning of the 1998 period, we believe that pro forma revenue growth is a more meaningful measure of our business performance. Operating units we owned as of December 31, 1999 experienced aggregate internal revenue growth on a pro forma combined basis of 21.7% in 1999 and at a compound annual rate of 24.7% between 1996 and 1999.

     Gross profit. Gross profit increased $152.3 million, or 245.7%, to $214.3 million for the year ended December 31, 1999. Gross margin increased from 19.4% for the year ended December 31, 1998 to 23.2% for the year ended December 31, 1999. This increase in our gross margin resulted from a shift in our revenue mix to higher margin cable television and telecommunications services. We also experienced improved margins in our electric power network services as a result of better asset utilization and more favorable pricing.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $53.0 million, or 195.0%, to $80.1 million for the year ended December 31, 1999. Of this increase, $25.8 million was attributable to the platform companies we acquired in 1999 and $5.4 million was attributable to the implementation in 1999 of a company-wide incentive program that paid bonuses to management at the operating units that exceeded their performance targets and to corporate management. Selling, general and administrative expenses also included a full year of costs in 1999 associated with those companies acquired in 1998. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses remained relatively constant.

     Merger related charges. Merger related charges for the year ended December 31, 1999 included $5.3 million of non-cash compensation charges related to the allocation of shares of common stock to participants of an ESOP associated with one of the companies acquired in a pooling transaction, and $1.1 million of excise tax charges. We did not recognize significant merger related charges in 1998.

     Interest expense. Interest expense increased $10.3 million, or 212.7%, to $15.2 million for the year ended December 31, 1999, due to higher levels of debt resulting from the acquisitions of the companies we purchased in 1999. In addition, we borrowed funds under our credit facility for equipment purchases and other operating activities in connection with the addition of certain of the companies purchased in 1999. The issuance of the 6 7/8% convertible subordinated notes in late 1998 also increased interest expense.

     Provision for income taxes. The provision for income taxes was $49.0 million for the year ended December 31, 1999 with an effective tax rate of 47.6% compared to $11.7 million for the year ended December 31, 1998 and an effective tax rate of 41.9%. In 1999, the provision reflects the non-deductibility of the merger related charges and a non-cash non-recurring tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling-of-interest transaction from an S corporation to a C corporation.

     Net income. Net income increased $37.8 million, or 233%, to $53.9 million for the year ended December 31, 1999 compared to $16.2 million for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues increased $239.2 million, or 299.0%, to $319.3 million for the year ended December 31, 1998. This increase in revenues was primarily attributable to revenues from companies we acquired in 1998 of $225.0 million.

     Gross profit. Gross profit increased $44.6 million, or 256.0%, to $62.0 million for the year ended December 31, 1998. Gross margin decreased from 21.8% for the year ended December 31, 1997 to 19.4% for the year ended December 31, 1998. This decrease in gross margin was primarily due to a larger amount of high margin storm and emergency work performed by PAR in 1997 compared to 1998, and the acquisition of certain companies which earned lower margins than those experienced in 1997 by PAR and one of the companies acquired in a pooling transaction.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $14.8 million, or 119.8%, to $27.2 million for the year ended December 31, 1998, due to acquisitions we completed in 1998, and the establishment of a corporate office and administrative infrastructure during 1998. As a percentage of revenues, selling, general and administrative expenses decreased due to excess compensation paid to the owners of PAR in 1997 compared to agreed upon salary levels commencing with our initial public offering and due to one of the companies acquired in a pooling transaction having a higher sales commission structure than the other companies.

     Interest expense. Interest expense increased $3.6 million, or 276.4%, to $4.9 million for the year ended December 31, 1998 due to higher levels of debt resulting from cash paid and debt assumed in connection with the acquisition of certain of the companies acquired in 1998. In addition, we borrowed funds under our credit facility for equipment purchases and other operating activities in connection with the addition of certain of the companies acquired in 1998. Also, interest expense increased due to the addition of the convertible subordinated notes, partially offset by lower overall effective borrowing rates in 1998 compared to 1997.

     Provision for income taxes. The provision for income taxes was $11.7 million for the year ended December 31, 1998 with an effective tax rate of 41.9% compared to $1.8 million for the year ended December 31, 1997 and an effective tax rate of 49.9%. In 1997, the provision does not reflect a tax benefit associated with the operating loss of one of the businesses acquired in a pooling transaction which was converted from an S-corporation to a C-corporation on the acquisition date.

     Net income. Net income increased $14.4 million to $16.2 million for the year ended December 31, 1998 compared to $1.8 million for the year ended December 31, 1997.

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

     Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. Our debt with fixed interest rates primarily consists of our 6 7/8% convertible subordinated notes issued in September 1998. Our debt with variable interest rates is primarily our credit facility. The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 1999:

                                   2000      2001      2002      2003       2004      THEREAFTER     TOTAL
                                  ------    ------    ------    ------    --------    ----------    --------
Liabilities -- Long-Term Debt
  Variable Rate.................  $   --    $   --    $   --    $   --    $138,630     $    --      $138,630
  Average Interest Rate.........     7.6%      7.6%      7.6%      7.6%        7.6%        7.6%          7.6%
  Fixed Rate....................  $   --    $   --    $   --    $   --    $     --     $49,350      $ 49,350
  Average Interest Rate.........   6.875%    6.875%    6.875%    6.875%      6.875%      6.875%        6.875%

                                                              FAIR VALUE
                                                              ----------
Liabilities -- Long-Term Debt:
  Variable Rate.............................................   $138,630
  Fixed Rate................................................   $ 49,350

     For comparative purposes, the following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our 1998 debt obligations and their indicated fair market value at December 31, 1998:

                                     1999      2000      2001      2002      2003      THEREAFTER     TOTAL
                                    ------    ------    ------    ------    -------    ----------    -------
Liabilities -- Long-Term Debt
  Variable Rate...................  $   --    $   --    $   --    $   --    $56,000     $    --      $56,000
  Average Interest Rate...........     7.0%      7.0%      7.0%      7.0%       7.0%        7.0%         7.0%
  Fixed Rate......................  $   --    $   --    $   --    $   --    $    --     $49,350      $49,350
  Average Interest Rate...........   6.875%    6.875%    6.875%    6.875%     6.875%      6.875%       6.875%

                                                              FAIR VALUE
                                                              ----------
Liabilities -- Long-Term Debt:
  Variable Rate.............................................   $ 56,000
  Fixed Rate................................................   $ 49,350

     Subsequent to December 31, 1999, we issued $150 million of senior notes. The senior notes have maturities of five, seven and ten years with a weighted average interest rate of 8.52%. The proceeds were used to pay down our credit facility.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Quanta Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................   25
  Consolidated Balance Sheets...............................   26
  Consolidated Statements of Operations.....................   27
  Consolidated Statements of Cash Flows.....................   28
  Consolidated Statements of Stockholders' Equity...........   29
  Notes to Consolidated Financial Statements................   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quanta Services, Inc.:

We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanta Services, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 24, 2000 (except for the matter discussed in Note 17b., as to which the date is March 27, 2000)

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------   ----------
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,246   $   10,775
  Accounts receivable, net of allowance of $1,616 and
     $5,947.................................................    76,040      253,881
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    22,620       45,963
  Inventories...............................................     2,534        8,741
  Prepaid expenses and other current assets.................     4,352       15,703
                                                              --------   ----------
          Total current assets..............................   108,792      335,063
PROPERTY AND EQUIPMENT, net.................................    74,212      191,854
OTHER ASSETS, net...........................................     5,190        7,962
GOODWILL, net...............................................   150,887      624,757
                                                              --------   ----------
          Total assets......................................  $339,081   $1,159,636
                                                              ========   ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  4,357   $    6,664
  Accounts payable and accrued expenses.....................    40,298      141,025
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     7,031       23,234
                                                              --------   ----------
          Total current liabilities.........................    51,686      170,923
LONG-TERM DEBT, net of current maturities...................    60,281      150,308
CONVERTIBLE SUBORDINATED NOTES..............................    49,350       49,350
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....     6,261       32,130
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, -- and 1,860,000
      shares issued and outstanding.........................        --           --
  Common Stock, $.00001 par value, 36,654,667 and
     100,000,000 shares authorized, 18,557,949 and,
     51,035,283 shares issued and outstanding,
     respectively...........................................        --           --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 3,345,333, and 3,746,020 shares
     issued and outstanding, respectively...................        --           --
  Unearned ESOP shares......................................    (1,831)          --
  Additional paid-in capital................................   145,194      675,106
  Retained earnings.........................................    28,140       81,819
                                                              --------   ----------
          Total stockholders' equity........................   171,503      756,925
                                                              --------   ----------
          Total liabilities and stockholders' equity........  $339,081   $1,159,636
                                                              ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------   --------   --------
REVENUES....................................................  $80,010   $319,259   $925,654
COST OF SERVICES (including depreciation)...................   62,599    257,270    711,353
                                                              -------   --------   --------
  Gross profit..............................................   17,411     61,989    214,301
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   12,354     27,160     80,132
MERGER RELATED CHARGES......................................       --        231      6,574(a)
GOODWILL AMORTIZATION.......................................       56      2,513     10,902
                                                              -------   --------   --------
  Income from operations....................................    5,001     32,085    116,693
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (1,290)    (4,855)   (15,184)
  Other, net................................................     (131)       641      1,429
                                                              -------   --------   --------
INCOME BEFORE INCOME TAX PROVISION..........................    3,580     27,871    102,938
PROVISION FOR INCOME TAXES..................................    1,786     11,683     48,999(b)
                                                              -------   --------   --------
NET INCOME..................................................    1,794     16,188     53,939
DIVIDENDS ON PREFERRED STOCK................................       --         --        260
                                                              -------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON STOCK.....................  $ 1,794   $ 16,188   $ 53,679
                                                              =======   ========   ========
BASIC EARNINGS PER SHARE(c).................................  $  0.29   $   0.60   $   1.14
                                                              =======   ========   ========
DILUTED EARNINGS PER SHARE(c)...............................  $  0.29   $   0.59   $   1.00
                                                              =======   ========   ========
DILUTED EARNINGS PER SHARE BEFORE MERGER
  CHARGES(c)(d).............................................  $  0.29   $   0.60   $   1.13
                                                              =======   ========   ========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic(c)..................................................    6,244     26,785     47,177
                                                              =======   ========   ========
  Diluted(c)................................................    6,244     28,315     56,146
                                                              =======   ========   ========

---------------

Note (a) As a result of the termination in June 1999 of an employee stock ownership plan associated with a company acquired in a pooling transaction the Company incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million. In addition, the Company incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

Note (b) Reflects the non-deductibility of the merger related charges. In addition, for the twelve months ended December 31, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.

Note (c) Share and earnings per share data have been restated to give effect to a 3-for-2 stock split as discussed in Note 17 to these consolidated financial statements.

Note (d) Excludes the effect of all non-recurring, merger related charges.
         Additionally, for the twelve months ended December 31, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in Note (b) above.

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997       1998        1999
                                                              -------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock...................  $ 1,794   $  16,188   $  53,679
  Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities --
     Depreciation and amortization..........................    3,361      10,666      35,163
     Loss (gain) on sale of property and equipment..........       49         (91)       (252)
     Non-cash merger related compensation charge for
       issuance of common stock to ESOP.....................      254          --       5,319
     Deferred income tax provision (benefit)................        5        (370)      5,620
     Preferred stock dividend...............................       --          --         260
     Changes in operating assets and liabilities, net of
       non-cash transactions --
     (Increase) decrease in --
       Accounts receivable, net.............................   (1,010)     (9,649)    (74,041)
       Costs and estimated earnings in excess of billings on
          uncompleted contracts.............................     (947)     (2,286)    (11,172)
       Inventories..........................................     (286)       (904)     (1,740)
       Prepaid expenses and other current assets............       14      (2,784)     (1,959)
       Other, net...........................................      (56)        (93)      2,446
     Increase (decrease) in --
       Accounts payable and accrued expenses................    2,621      (4,672)     29,358
       Billings in excess of costs and estimated earnings on
          uncompleted contracts.............................     (478)      2,185       3,645
                                                              -------   ---------   ---------
          Net cash provided by operating activities.........    5,321       8,190      46,326
                                                              -------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............      268       1,394       1,533
  Additions of property and equipment and other assets......   (6,456)    (22,667)    (61,124)
  Cash paid for acquisitions, net of cash acquired..........       --     (89,176)   (308,671)
  Proceeds from sale of investments.........................       --       1,342          --
                                                              -------   ---------   ---------
          Net cash used in investing activities.............   (6,188)   (109,107)   (368,262)
                                                              -------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under bank lines of credit.................      495      52,522      82,946
  Proceeds from other long-term debt........................    6,867       3,722       4,868
  Payments on other long-term debt..........................   (6,487)    (36,111)    (43,317)
  Proceeds from Convertible Subordinated Notes..............       --      49,350          --
  Debt issuance costs.......................................       --      (3,066)     (1,659)
  Redemptions of common stock...............................      (31)         --          --
  Issuances of stock, net of offering costs.................       --      44,914     284,280
  Distributions to previous owners of accounting acquiror...       --      (8,370)         --
  Exercise of stock options.................................       --         713       2,347
                                                              -------   ---------   ---------
          Net cash provided by financing activities.........      844     103,674     329,465
                                                              -------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (23)      2,757       7,529
CASH AND CASH EQUIVALENTS, beginning of year................      512         489       3,246
                                                              -------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $   489   $   3,246   $  10,775
                                                              =======   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for --
     Interest...............................................  $   750   $   4,690   $  13,230
     Income taxes, net of refunds...........................    1,518      10,800      33,644

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                         LIMITED VOTE
                                        PREFERRED STOCK          COMMON STOCK            COMMON STOCK       UNEARNED   ADDITIONAL
                                      --------------------   ---------------------   --------------------     ESOP      PAID-IN
                                       SHARES      AMOUNT      SHARES      AMOUNT     SHARES      AMOUNT     SHARES     CAPITAL
                                      ---------   --------   ----------   --------   ---------   --------   --------   ----------
Balance, December 31, 1996..........     --       $  --       4,162,572   $ --          --       $ --       $(2,085)    $  1,312
  Distribution of stock through
    ESOP............................     --          --          --         --          --         --           254       --
  Other.............................     --          --          --         --          --         --         --             (31)
  Net income........................     --          --          --         --          --         --         --          --
                                      ---------   --------   ----------   --------   ---------   --------   -------     --------
Balance, December 31, 1997..........     --          --       4,162,572     --          --         --        (1,831)       1,281
  Issuances of stock................     --          --          --         --       3,345,333     --         --          --
  Stock options exercised...........     --          --          60,000     --          --         --         --           1,125
  Initial public offering, net of
    offering costs..................     --          --       5,750,000     --          --         --         --          44,914
  Acquisition of Founding
    Companies.......................     --          --       4,527,000     --          --         --         --          53,890
  Acquisition of Purchased
    Companies.......................     --          --       4,058,377     --          --         --         --          43,984
  Net income........................     --          --          --         --          --         --         --          --
                                      ---------   --------   ----------   --------   ---------   --------   -------     --------
Balance, December 31, 1998..........     --          --      18,557,949     --       3,345,333     --        (1,831)     145,194
  Issuance of Preferred Stock.......  1,860,000      --          --         --          --         --         --         182,119
  Sales of common stock under
    preemptive rights agreement.....     --          --          38,485     --          --         --         --           1,042
  Stock options exercised...........     --          --         204,888     --          --         --         --           2,347
  Income tax benefit from stock
    options exercised...............     --          --          --         --          --         --         --           1,446
  Conversion of Limited Vote Common
    Stock to common stock...........     --          --         847,986     --        (847,986)    --         --          --
  Termination of ESOP...............     --          --          --         --          --         --         1,831        5,319
  Follow-on offering, net of
    offering
    costs...........................     --          --       4,600,000     --          --         --         --         101,119
  Acquisition of Purchased
    Companies.......................     --          --       9,774,214     --          --         --         --         236,520
  Three-for-two common stock
    split...........................     --          --      17,011,761     --       1,248,673     --         --          --
  Net income........................     --          --          --         --          --         --         --          --
                                      ---------   --------   ----------   --------   ---------   --------   -------     --------
Balance, December 31, 1999..........  1,860,000   $  --      51,035,283   $ --       3,746,020   $ --       $ --        $675,106
                                      =========   ========   ==========   ========   =========   ========   =======     ========


                                      RETAINED    TOTAL
                                      EARNINGS    EQUITY
                                      --------   --------
Balance, December 31, 1996..........  $10,158    $  9,385
  Distribution of stock through
    ESOP............................    --            254
  Other.............................    --            (31)
  Net income........................    1,794       1,794
                                      -------    --------
Balance, December 31, 1997..........   11,952      11,402
  Issuances of stock................    --          --
  Stock options exercised...........    --          1,125
  Initial public offering, net of
    offering costs..................    --         44,914
  Acquisition of Founding
    Companies.......................    --         53,890
  Acquisition of Purchased
    Companies.......................    --         43,984
  Net income........................   16,188      16,188
                                      -------    --------
Balance, December 31, 1998..........   28,140     171,503
  Issuance of Preferred Stock.......    --        182,119
  Sales of common stock under
    preemptive rights agreement.....    --          1,042
  Stock options exercised...........    --          2,347
  Income tax benefit from stock
    options exercised...............    --          1,446
  Conversion of Limited Vote Common
    Stock to common stock...........    --          --
  Termination of ESOP...............    --          7,150
  Follow-on offering, net of
    offering
    costs...........................    --        101,119
  Acquisition of Purchased
    Companies.......................    --        236,520
  Three-for-two common stock
    split...........................    --          --
  Net income........................   53,679      53,679
                                      -------    --------
Balance, December 31, 1999..........  $81,819    $756,925
                                      =======    ========

     The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

     Quanta Services, Inc. is a leading provider of specialized contracting services, offering end-to-end network solutions to the telecommunications, cable television and electric power industries.

     In February 1998, Quanta completed its initial public offering (the "IPO"), concurrent with which Quanta acquired, in separate transactions, four entities (the "Founding Companies"). Quanta acquired 12 additional businesses in 1998 and 40 additional businesses in 1999. Of these additional acquired businesses, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies." Quanta intends to continue to acquire through merger or purchase similar companies to expand its national and regional operations.

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

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: rapid technological and structural changes in our industries, risks related to internal growth and operating strategies, risks related to acquisition financing, significant fluctuations in quarterly results, risks associated with contracts, management of growth, dependence on key personnel, availability of qualified employees, unionized workforce, competition, recoverability of goodwill, potential exposure to environmental liabilities and anti-takeover measures.

     All share amounts and per share amounts in these notes to consolidated financial statements have been adjusted to give effect to a 3-for-2 stock split declared by the Board of Directors on March 8, 2000 and payable on April 7, 2000 to stockholders of record as of March 27, 2000.

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

  Supplemental Cash Flow Information

     The Company had non-cash investing and financing activities related to capital leases of approximately $692,000, $1,218,000 and $170,000 during the years ended December 31, 1997, 1998 and 1999, respectively.

     In addition, pursuant to its acquisition program, the Company acquired assets through purchase acquisitions with an estimated fair market value, net of cash acquired, of approximately $116.0 million and liabilities of approximately $71.6 million resulting in the recording of approximately $127.7 million in goodwill in 1998. In 1999, the Company acquired assets through purchase acquisitions with an estimated fair market

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
value, net of cash acquired, of approximately $236.0 million and liabilities of approximately $160.2 million resulting in the recording of approximately $484.9 million in goodwill.

  Accounts Receivable and Provision for Doubtful Accounts

     The Company provides an allowance for doubtful accounts when collection is considered doubtful.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market using the first-in, first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately, $3,305,000, $8,153,000 and $24,261,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

  Debt Issue Costs

     Debt issue costs related to the Company's credit facility and the Convertible Subordinated Notes are included in other assets and are amortized to interest expense over the scheduled maturity periods of the related debt. As of December 31, 1998 and 1999, accumulated amortization was approximately $178,000 and $857,000, respectively.

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Management continually evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if such an impairment exists.

  Revenue Recognition

     The Company recognizes revenue when services are performed except when work is being performed under a fixed price or cost-plus-fee contract. Such contracts generally provide that the customer accept completion of progress to date and compensate the Company for services rendered, measured typically in

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
terms of units installed, hours expended or some other measure of progress. Revenues from fixed price or cost-plus-fee contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred-to-date to total estimated costs for each contract. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in fixed price or cost-plus-fee contacts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Retainage balances as of December 31, 1998 and 1999 were approximately $11,704,000 and $30,453,000, respectively, and are included in accounts receivable.

     The current asset "Cost and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

  Warranty Costs

     For certain contracts, the Company warrants labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

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

     Certain of the Purchased Companies were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. In addition, one of the Pooled Companies was an S corporation prior to its merger with Quanta and, therefore, income taxes have not been provided for in the historical financial statements. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, at the date of acquisition an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability resulting from the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

  Collective Bargaining Agreements

     Certain of the subsidiaries are party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire at various times.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Reference is made to the "Revenue Recognition" section of this footnote and Note 13 for discussion of certain estimates reflected in the Company's financial statements.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," was issued and defers the adoption date to the beginning of an entity's fiscal year-end beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

3. PER SHARE INFORMATION:

     For financial statement purposes, PAR was identified as the accounting acquiror in the transaction with Quanta and the IPO. As such, the shares of Quanta common stock beneficially owned by the former stockholders of PAR and the shares issued in connection with the acquisition of the Pooled Companies have been used in the calculation of basic and diluted earnings per share of the Company for all periods prior to the IPO.

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1997, 1998 and 1999 is illustrated below (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997     1998      1999
                                                              ------   -------   -------
NET INCOME:
  Net income for basic earnings per share -- income
     attributable to common stockholders....................  $1,794   $16,188   $53,679
  Effect of Convertible Subordinated Notes under the "if
     converted" method -- interest expense addback, net of
     taxes..................................................      --       506     2,198
  Dividends on Preferred Stock..............................      --        --       260
                                                              ------   -------   -------
  Net income for diluted earnings per share.................  $1,794   $16,694   $56,137
                                                              ======   =======   =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic earnings per
     share..................................................   6,244    26,785    47,177
  Effect of dilutive stock options..........................      --       232       986
  Effect of Convertible Subordinated Notes under the "if
     converted" method -- weighted convertible shares
     issuable...............................................      --     1,298     5,384
  Effect of conversion of Preferred Stock into common
     stock -- weighted convertible shares issuable..........      --        --     2,599
                                                              ------   -------   -------
  Weighted average shares outstanding for diluted earnings
     per share..............................................   6,244    28,315    56,146
                                                              ======   =======   =======

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

4. BUSINESS COMBINATIONS:

  Purchases

     During 1998 and 1999, in addition to the Founding Companies, the Company completed 50 acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $408.2 million in cash and notes and 20.7 million shares of common stock. The accompanying balance sheet as of December 31, 1999 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming the acquisition of the Founding Companies, the Purchased Companies, the issuance of the Convertible Subordinated Notes (as defined in Note 7) and the issuance of the Preferred Stock (as defined in Note 9) occurred on January 1, 1998 (dollars in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1998         1999
                                                              ---------   -----------
                                                                    (UNAUDITED)
Revenues....................................................  $943,118    $1,148,145
Net income attributable to common stock.....................  $ 55,000    $   71,997
Basic earnings per share....................................  $   1.01    $     1.31
Diluted earnings per share..................................  $   0.84    $     1.07
Diluted earnings per share before merger charges............  $   0.84    $     1.17

     Pro forma adjustments included in the amounts above primarily relate to:
(a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to unassumed debt and the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies and Purchased Companies, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Convertible Subordinated Notes, net of the repayment of outstanding indebtedness of the Company; (e) the reduction in interest expense related to the repayment of outstanding indebtedness from proceeds from the sale of Series A Preferred Stock; (f) adjustment to the federal and state income tax provisions based on the combined operations; and (g) the 0.5 percent dividend requirement on the Series A Preferred Stock. Diluted earnings per share before merger charges excludes the effects of all non-recurring merger charges and the non-cash non-recurring deferred tax charge (as discussed in Note 8). The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on January 1, 1998 and are not necessarily representative of the Company's financial position or results of operations for any future period.

  Poolings

     During the second quarter of 1998, Quanta completed the acquisition of all the common stock of NorAm Telecommunications, Inc. ("NorAm"), in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of the Accounting Principles Board (APB) No. 16. NorAm, headquartered in Oregon, provides outside and inside network and technical support for the telecommunications industry. Quanta issued 1,427,917 shares of common stock in exchange for all the common stock of NorAm.

     In the first quarter of 1999, Quanta completed the acquisition of all the common stock of Fiber Technology, Inc. ("Fiber Tech") in a business combination accounted for as a "pooling-of-interests" transaction. Fiber Tech, headquartered in Houston, Texas, provides specialty contracting services to the cable

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
television and telecommunications industries. Quanta issued 315,940 shares of common stock in exchange for all the common stock of Fiber Tech.

     There were no transactions between Quanta and the Pooled Companies during the periods prior to the business combination. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 the financial statements of the Company have been previously restated to reflect the impact of the NorAm pooling.

     The following table summarizes the audited restated revenues, net income and per share data of the Company after giving effect to the Fiber Tech pooling transaction (in thousands, except per share data).

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                       1997                 1998
                                                 -----------------   ------------------
                                                             NET                  NET
                                                 REVENUES   INCOME   REVENUES   INCOME
                                                 --------   ------   --------   -------
Revenues and net income -- As previously
  reported in 1998 Form 10-K...................  $76,204    $2,527   $309,209   $15,175
  Fiber Tech...................................    3,806      (733)    10,050     1,013
                                                 -------    ------   --------   -------
     As restated...............................  $80,010    $1,794   $319,259   $16,188
                                                 =======    ======   ========   =======
Basic earnings per share -- As previously
  reported in 1998 Form 10-K...................             $ 0.43              $  0.57
  Fiber Tech...................................              (0.14)                0.03
                                                            ------              -------
     As restated...............................             $ 0.29              $  0.60
                                                            ======              =======
Diluted earnings per share -- As previously
  reported in 1998 Form 10-K...................             $ 0.43              $  0.56
  Fiber Tech...................................              (0.14)                0.03
                                                            ------              -------
     As restated...............................             $ 0.29              $  0.59
                                                            ======              =======

5. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                        ESTIMATED
                                                         USEFUL        DECEMBER 31,
                                                          LIVES     -------------------
                                                        IN YEARS      1998       1999
                                                        ---------   --------   --------
Land..................................................      --      $  1,947      2,218
Buildings and leasehold improvements..................    5-31         4,232      6,093
Operating equipment and vehicles......................    5-25        90,831    222,543
Office equipment, furniture and fixtures..............     3-7         2,845      7,260
                                                                    --------   --------
                                                                      99,855    238,114
Less -- Accumulated depreciation and amortization.....               (25,643)   (46,260)
                                                                    --------   --------
  Property and equipment, net.........................              $ 74,212   $191,854
                                                                    ========   ========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Balance at beginning of period..............................  $  400   $1,616
  Beginning balance of Purchased Companies..................     984    2,824
  Charged to expense........................................     292    1,749
  Deductions for uncollectible receivables written off and
     recoveries.............................................     (60)    (242)
                                                              ------   ------
Balance at end of period....................................  $1,616   $5,947
                                                              ======   ======

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Accounts payable, trade.....................................  $18,805   $ 72,187
Accrued compensation and other related expenses.............    9,209     27,370
Federal and state taxes payable.............................    4,074     16,465
Other accrued expenses......................................    8,210     25,003
                                                              -------   --------
                                                              $40,298   $141,025
                                                              =======   ========

     Contracts in progress are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              ---------   --------
Costs incurred on contracts in progress.....................  $ 231,526   $492,150
Estimated earnings, net of estimated losses.................     44,405    120,969
                                                              ---------   --------
                                                                275,931    613,119
Less -- Billings to date....................................   (260,342)  (590,390)
                                                              ---------   --------
                                                              $  15,589   $ 22,729
                                                              =========   ========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  22,620   $ 45,963
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts..................................     (7,031)   (23,234)
                                                              ---------   --------
                                                              $  15,589   $ 22,729
                                                              =========   ========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

7. DEBT:

     The Company's long-term debt obligations consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Credit Facility.............................................  $56,000   $138,630
Notes payable to various financial institutions, interest
  ranging from 0.9% to 16.72%, secured by certain equipment,
  receivables and other assets..............................    2,819     13,513
Notes payable to certain previous owners of the Purchased
  Companies bearing interest at 7.0% due 2001...............    2,145        948
Capital lease obligations...................................    3,674      3,881
                                                              -------   --------
                                                               64,638    156,972
Less -- Current maturities..................................   (4,357)    (6,664)
                                                              -------   --------
          Total long-term debt..............................  $60,281   $150,308
                                                              =======   ========

  Credit Facility

     In June 1999, the Company expanded its bank group from nine to 14 banks and increased its $175.0 million Credit Facility to $350.0 million. The Credit Facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the Credit Facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 6.49 percent at December 31, 1999) plus 1.00 percent to 2.00 percent, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the Credit Facility) or (b) the bank's prime rate (which was 8.5 percent at December 31, 1999) plus up to 0.25 percent, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25 percent to 0.50 percent (based on certain financial ratios) are due on any unused borrowing capacity under the Credit Facility. The Credit Facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The Credit Facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of December 31, 1999, $138.6 million was borrowed under the Credit Facility, and the Company had $5.5 million of letters of credit outstanding, resulting in a borrowing availability of $205.9 million under the Credit Facility.

     The maturities of long-term debt (excluding capital leases) as of December 31, 1999, are as follows (in thousands):

Year Ending December 31 --
  2000......................................................   $  4,534
  2001......................................................      4,078
  2002......................................................      3,080
  2003......................................................      1,241
  2004......................................................    138,781
       Thereafter...........................................      1,377
                                                               --------
                                                               $153,091
                                                               ========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     The Company leases certain buildings and equipment under non-cancelable lease agreements. The following schedule shows the future minimum lease payments under these leases as of December 31, 1999 (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Year Ending December 31 --
  2000......................................................  $ 2,266    $ 9,569
  2001......................................................    1,097      7,459
  2002......................................................      565      5,254
  2003......................................................      166      3,175
  2004......................................................       --      1,955
       Thereafter...........................................       --      2,526
                                                              -------    -------
          Total minimum lease payments......................    4,094    $29,938
                                                                         =======
       Less -- Amounts representing interest................     (213)
                                                              -------
          Present value of minimum lease payments...........    3,881
       Less -- Current portion..............................   (2,130)
                                                              -------
          Long-term obligation..............................  $ 1,751
                                                              =======

     Rent expense related to operating leases was approximately $519,000, $1,816,000 and $11,706,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Assets under capital leases are included as part of property and equipment.

     Certain of the Company's subsidiaries have entered into related party lease arrangements for operational facilities. These lease agreements generally have a term of 5 years. There were no such related-party lease payments during the year ended December 31, 1997. Related party lease expense for the years ended December 31, 1998 and 1999 was approximately $315,000 and $1,215,000. Future commitments with respect to these leases are included above.

  Strategic Investment

     In October 1998, the Company entered into a strategic investment agreement with Enron Capital & Trade Resources Corp. ("Enron Capital"), a subsidiary of Enron Corp., pursuant to which Enron Capital and an affiliate made an investment of $49.4 million in Quanta. The investment is in the form of Convertible Subordinated Notes bearing interest at 6 7/8 percent and is convertible into 5,383,636 shares of Quanta common stock at a price of $9.17 per share. Additionally, Quanta and Enron Capital entered into a strategic alliance under which Enron Capital and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems. The Convertible Subordinated Notes require quarterly interest payments and equal semi-annual principal payments beginning in 2006 until the notes are paid in full in 2010. The Company has the option to redeem the notes at a premium beginning in 2002.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

8. INCOME TAXES:

     The components of the provision for income taxes are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997     1998      1999
                                                           ------   -------   -------
Federal --
  Current................................................  $1,475   $10,214   $36,044
  Deferred...............................................      10      (262)    5,071
State --
  Current................................................     306     1,839     7,335
  Deferred...............................................      (5)     (108)      549
                                                           ------   -------   -------
                                                           $1,786   $11,683   $48,999
                                                           ======   =======   =======

     Actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997     1998      1999
                                                           ------   -------   -------
Provision at the statutory rate..........................  $1,504   $ 9,400   $36,028
Increase resulting from --
  State income tax, net of federal benefit...............     187     1,125     5,124
  Goodwill...............................................      --       899     3,381
  Nondeductible expenses.................................      95       259     3,789
  Deferred tax charge -- pooling.........................      --        --       677
                                                           ------   -------   -------
                                                           $1,786   $11,683   $48,999
                                                           ======   =======   =======

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Deferred income tax liabilities --
  Property and equipment....................................  $(5,461)  $(28,945)
  Book/tax accounting method difference.....................     (684)    (1,818)
  Other.....................................................     (132)      (348)
                                                              -------   --------
          Total deferred income tax liabilities.............   (6,277)   (31,111)
                                                              -------   --------
Deferred income tax assets --
  Allowance for doubtful accounts and other reserves........    1,222      4,105
  Other accruals not currently deductible...................    1,317      6,748
  Inventory.................................................      176        279
  Goodwill..................................................       47         --
                                                              -------   --------
          Total deferred income tax assets..................    2,762     11,132
                                                              -------   --------
          Total net deferred income tax liabilities.........  $(3,515)  $(19,979)
                                                              =======   ========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Deferred tax assets --
  Current...................................................  $ 2,714   $ 11,132
  Long-term.................................................       48         --
                                                              -------   --------
          Total.............................................    2,762     11,132
                                                              -------   --------
Deferred tax liabilities --
  Current...................................................     (816)    (2,166)
  Long-term.................................................   (5,461)   (28,945)
                                                              -------   --------
          Total.............................................   (6,277)   (31,111)
                                                              -------   --------
          Net deferred income tax liabilities...............  $(3,515)  $(19,979)
                                                              =======   ========

     Net current deferred tax assets are included in prepaid expenses and other current assets.

     In the first quarter of 1999, a non-cash, non-recurring tax charge of $677,000 was recorded as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling-of-interests transaction.

9. STOCKHOLDERS' EQUITY:

  Series A Convertible Preferred Stock

     In September 1999, the Company entered into a securities purchase agreement with UtiliCorp United Inc. ("UtiliCorp") pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), $.00001 par value per share, for an initial investment of $186,000,000, before transaction costs. The holders of the Series A Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $100.00 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders of Series A Preferred Stock will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Preferred Stock, if the closing price per share of the Company's common stock is greater than $20.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Preferred Stock, if the closing price per share of the Company's common stock is equal to or less than $20.00, then the preferred dividend may, at the option of UtiliCorp, be adjusted to the then "market coupon rate", which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace UtiliCorp's investment in the Company.

     UtiliCorp is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Preferred Stock are then convertible. Subject to certain limitations, UtiliCorp will be entitled to elect two of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Preferred Stock may, at the option of UtiliCorp, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price shall initially be $20.00, yielding 9,300,000 shares of common stock upon conversion of all outstanding shares of Series A Preferred Stock. The conversion price may be adjusted under certain circumstances. Also in certain circumstances, UtiliCorp has the right to purchase additional securities from the Company to maintain the percentage

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
ownership of the Company represented by the Series A Preferred Stock. In 1999, UtiliCorp purchased 57,727 shares of common stock pursuant to these rights.

  Limited Vote Common Stock

     The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 1999, 1,271,979 shares of Limited Vote Common Stock were converted to common stock.

  Stock Options

     In December 1997, the board of directors adopted, and the stockholders of the Company approved, the 1997 Stock Option Plan. The purpose of the 1997 Stock Option Plan is to provide directors, key employees, officers and certain advisors with additional incentives by increasing their proprietary interest in the Company. The aggregate amount of common stock of the Company with respect to which options may be granted may not exceed 15% of the outstanding shares of common stock.

     The 1997 Stock Option Plan provides for the grant of incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options (collectively, the "Awards"). The amount of ISOs that may be granted under the 1997 Stock Option Plan is limited to 3,571,275 shares. The 1997 Stock Option Plan is administered by the Compensation Committee of the board of directors. The Compensation Committee has, subject to the terms of the 1997 Stock Option Plan, the sole authority to grant Awards under the 1997 Stock Option Plan, to construe and interpret the 1997 Stock Option Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 1997 Stock Option Plan.

     All of the Company's employees (including officers), non-employee directors, and certain consultants and advisors are eligible to receive Awards under the 1997 Stock Option Plan, but only employees of the Company are eligible to receive ISOs. Options will be exercisable during the period specified in each option agreement and will generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee. In the discretion of the Compensation Committee, option agreements may provide that options will become immediately exercisable in the event of a "change in control" (as defined in the 1997 Stock Option Plan) of the Company. No ISO will remain exercisable later than ten years after the date of grant (or five years in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

     The 1997 Stock Option Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a non-employee director will receive a non-qualified option to purchase 15,000 shares of common stock, and each continuing or re-elected non-employee director annually will receive an option to purchase 7,500 shares of common stock. Options granted to non-employee directors are fully exercisable following the expiration of six months from the date of grant.

     The exercise price for ISOs granted under the 1997 Stock Option Plan may be no less than the fair market value of a share of the common stock on the date of grant (or 110% in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes activity under the 1997 Stock Option Plan for the years ended December 31, 1998 and 1999 (shares in thousands):

                                                                    WEIGHTED    WEIGHTED
                                                                    AVERAGE     AVERAGE
                                                                    EXERCISE      FAIR
                                                          SHARES     PRICE       VALUE
                                                          ------    --------    --------
Outstanding at December 31, 1997........................     --          --
  Granted...............................................  2,519      $ 8.02      $ 3.48
  Exercised.............................................    (90)       7.92
  Forfeited and canceled................................    (63)       8.56
                                                          -----
Outstanding at December 31, 1998........................  2,366        8.07
  Granted...............................................  4,500       23.90      $10.95
  Exercised.............................................   (307)       8.41
  Forfeited and canceled................................   (113)      14.09
                                                          -----
Outstanding at December 31, 1999........................  6,446       15.66
                                                          =====
Options exercisable at --
  December 31, 1998.....................................     60
  December 31, 1999.....................................    335

     The following table summarizes information for outstanding options at December 31, 1999 (shares in thousands):

                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          --------------------------------------   ----------------------
                                          WEIGHTED      WEIGHTED                 WEIGHTED
                           NUMBER OF       AVERAGE      AVERAGE     NUMBER OF    AVERAGE
                            OPTIONS      CONTRACTUAL    EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE    PRICE
------------------------  -----------   -------------   --------   -----------   --------
$6.00-$8.83                  1,259          8.33         $ 6.93        121        $ 6.47
$9.25-$11.13                   697          8.50           9.97        184          9.97
$14.00-$20.71                3,291          9.39          17.62         --            --
$21.04-$26.58                1,199          9.46          22.78         30         21.08
                             -----                                     ---
$6.00-$26.58                 6,446          9.10          15.66        335          9.70
                             =====                                     ===

     The Company accounts for its stock-based compensation under APB No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. Had compensation costs for this plan been determined consistent with SFAS No. 123, the Company's net income attributable to

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share data):

                                                                    1998       1999
                                                                   -------    -------
Net income attributable to       As reported                       $16,188    $53,679
  common stock.................
                                 As Adjusted - Basic               $15,298    $48,359
                                 As Adjusted - Diluted             $15,804    $50,817
Earnings per share.............  As Reported - Basic               $  0.60    $  1.14
                                 As Adjusted - Basic               $  0.57    $  1.03
                                 As Reported - Diluted             $  0.59    $  1.00
                                 As Adjusted - Diluted             $  0.56    $  0.91

     The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998 and 1999, respectively: (i) risk-free interest rates ranging from 4.17% to 5.80% and 4.30% to 6.82%, (ii) expected life of 6 years,
(iii) average volatility of 24.85% and 54.0%, and (iv) dividend yield of 0%.

  Public Offerings

     In February 1998, Quanta completed its IPO, which involved the issuance of
7.5 million shares of its common stock at a price of $6.00 per share, resulting in net proceeds to the Company of $38.6 million after deducting underwriting discounts and commissions and expenses related to the IPO. In March 1998, the Company sold 1.1 million shares of common stock resulting in net proceeds of $6.3 million pursuant to an over-allotment granted to the underwriters. On January 27, 1999, Quanta completed a follow-on public offering, which involved the issuance of 6.9 million shares of its common stock at a price of $15.50 per share, resulting in net proceeds to Quanta of $101.1 million after deducting underwriting discounts and commissions and expenses related to the offering.

  Employee Stock Ownership Plan

     The Company issued shares of common stock to an Employee Stock Ownership Plan (the "ESOP") in connection with the acquisition of one of the Pooled Companies. The ESOP was terminated on July 31, 1998. In June 1999, after the receipt of a favorable determination letter from the Internal Revenue Service, a portion of the unallocated shares of the Company's common stock held by the ESOP were sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares were distributed to the plan participants. The cost of the unallocated ESOP shares was reflected as a reduction in the Company's stockholders' equity. As a result of the above, the Company incurred an excise tax of approximately $1.1 million equal to 10 percent of the value of the Company's common stock distributed to the plan participants. In addition, the Company eliminated the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and recognized a non-cash, non-recurring compensation charge of approximately $5.3 million equal to the value of the unallocated shares held by the ESOP.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Employee Stock Purchase Plan

     An Employee Stock Purchase Plan was adopted by the board of directors of the Company and was approved by the stockholders of the Company in May 1999. The purpose of the Plan is to provide an incentive for employees of the Company and any Participating Company (as defined in the Plan) to acquire or increase a proprietary interest in the Company through the purchase of shares of the Company's common stock. At the date hereof, all of the existing subsidiaries of the Company have been designated as Participating Companies. The Plan is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the Plan are construed in a manner consistent with the requirements of that section of the Code. The Plan is administered by a committee appointed from time to time by the board of directors. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. As of December 31, 1999, there were no shares purchased under the Plan as no offering period had ended at that time. In January, 2000 the Company issued a total of 35,783 shares pursuant to the Plan.

  Common Stock Shares Authorized

     Effective May 1999, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 100.0 million shares.

10. RELATED PARTY TRANSACTIONS:

     As previously discussed, Enron Capital and Utilicorp have made investments in Quanta. Quanta has had transactions in the normal course of business with various other subsidiaries of Enron Corp. and UtiliCorp. Subsequent to the investment by Enron Capital, revenues from Enron in 1998 and 1999, were $2.8 million and $40.1 million and balances due Quanta at year-end were $2.1 million and $20.3 million, respectively. Subsequent to the investment by Utilicorp, revenues from UtiliCorp were $7.4 million and balances due Quanta at December 31, 1999 were $1.3 million.

     The Company also entered into a management services agreement (the "Management Services Agreement") with UtiliCorp. Under the Management Services Agreement, to the extent mutually agreed upon by the parties, UtiliCorp will provide advice and services including financing activities; corporate strategic planning; research on the restructuring of the utility industries; the development, evaluation and marketing of the Company's products, services and capabilities; identification of and evaluation of potential acquisition candidates and other merger and acquisition advisory services; and other services that the board of directors may reasonably request. In consideration of the advice and services rendered by UtiliCorp, the Company will pay UtiliCorp on a quarterly basis in arrears a fee of $2,325,000. The Management Services Agreement has a term of six years. The Company has the right to terminate the Management Services Agreement at any time if, in the reasonable judgment of the board of directors, changes in the nature of the relationship between the Company and UtiliCorp make effective provision of the services to be provided unlikely. Payments owed to UtiliCorp under this arrangement were approximately $2.6 million.

     Management believes transactions with these related parties were under terms no less favorable to the Company than those arranged with other parties.

11. EMPLOYEE BENEFIT PLAN:

     In connection with its collective bargaining agreements with various unions, the Company participates with other companies in the unions' multi-employer pension plans. These plans cover all of the Company's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
upon termination of such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable is not ascertainable at this time.

  401(k) Plan

     Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching contribution of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary. Prior to joining Quanta's 401(k) plan, certain subsidiaries of the Company provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by the Company were approximately $217,000, $1,434,000 and $5,044,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, a credit facility, accounts payable, notes payable and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheets approximates their fair value.

13. COMMITMENTS AND CONTINGENCIES:

  Litigation

     Certain subsidiaries of the Company are involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  Insurance

     The Company carries a broad range of insurance coverage, including business auto liability, business property liability, workers' compensation, general liability and an umbrella policy. Effective January 1, 1996, the Company began self-insuring for certain workers' compensation risks up to $1,000,000 per occurrence. In October 1997, the Company reduced the deductible to $500,000 per occurrence. In addition, certain of the Purchased Companies were self-insured prior to acquisition. In August 1998, the Company consolidated the casualty insurance program for all subsidiaries of Quanta and continues to consolidate most acquired companies to this plan at the date of acquisition. This program has no self-insurance provisions. Self-insured claims under previous policies are monitored to ensure that such remaining accruals are adequate. The Company has accrued for the estimated probable claims costs in satisfying the deductible provisions of the previous insurance policies for claims occurring through December 31, 1999. The accruals are based on known facts and historical trends and management believes such accruals to be adequate.

  Performance Bonds

     In certain circumstances, the Company is required to provide performance bonds in connection with its contract commitments.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

     The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 1998 and 1999. All quarters presented have been restated for the operations of the Pooled Companies and the effect of the 3-for-2 stock split discussed in Note 17 (in thousands, except per share data).

                                                   FOR THE THREE MONTHS ENDED,
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
1998:
  Revenues.............................  $ 32,230   $ 65,045     $103,737      $118,247
  Gross profit.........................     5,234     12,796       20,814        23,145
  Net income...........................       817      3,139        6,360         5,872
  Basic earnings per share.............  $   0.05   $   0.11     $   0.21      $   0.18
  Diluted earnings per share...........  $   0.05   $   0.11     $   0.21      $   0.17
  Diluted earnings per share
     before merger charges.............  $   0.05   $   0.12     $   0.21      $   0.17
1999:
  Revenues.............................  $127,779   $193,821     $271,788      $332,266
  Gross profit.........................    22,908     43,572       66,099        81,722
  Net income attributable to common
     stock.............................     3,423      4,807       19,138        26,311
  Basic earnings per share.............  $   0.09   $   0.11     $   0.38      $   0.48
  Diluted earnings per share...........  $   0.09   $   0.10     $   0.34      $   0.39
  Diluted earnings per share
     before merger charges.............  $   0.11   $   0.23     $   0.34      $   0.39

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

15. RISK CONCENTRATION:

     The Company grants credit, generally without collateral, to its customers, which include telecommunications and cable television system operators, electric power companies, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company generally is entitled to payment for work performed and has certain lien rights in that work and concentrations of credit risk are limited due to the diversity of the Company's customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

16. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the telecommunications, cable and electric power industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by various of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above.

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Telecommunications network services...................  $26,531   $100,184   $318,461
Cable television network services.....................    3,806     10,050     91,391
Electric power network services.......................   48,149    159,243    316,794
Ancillary services....................................    1,524     49,782    199,008
                                                        -------   --------   --------
                                                        $80,010   $319,259   $925,654
                                                        =======   ========   ========

     The Company does not have significant operations or long-lived assets in countries outside of the United States.

17. SUBSEQUENT EVENTS

  a. Purchases Subsequent to December 31, 1999

     Subsequent to December 31, 1999 and through February 24, 2000, Quanta completed three acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $30.6 million in cash and 1,356,474 shares of common stock. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility.

  b. Stock Split

     On March 8, 2000 the board of directors of the Company approved a 3-for-2 stock split of the Company's outstanding common stock in the form of a stock dividend. Par value of the common stock will remain $.00001 per share. Holders of the Company's common stock of record at the close of business on March 27, 2000 will receive one additional share of common stock for every two shares of common stock owned. Fractional shares resulting from the stock split will be paid in cash in lieu of shares. The stock dividend will be paid on April 7, 2000. The effect of the stock split has been recognized retroactively in the stockholders' equity account on the balance sheet as of December 31, 1999, and in all share and per share data in the accompanying consolidated financial statements and notes thereto.

18. SUBSEQUENT EVENTS TO AUDITORS' REPORT DATE (UNAUDITED):

  a. Purchases Subsequent to Auditors' Report

     Subsequent to February 24, 2000 and through March 15, 2000, Quanta completed two acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $8.7 million in cash and 247,501 shares of common stock. The cash portion of such consideration was provided by borrowings under the Company's Credit Facility.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  b. Shareholder Rights Plan

     On March 8, 2000 the board of directors of the Company adopted a Shareholder Rights Plan. Under the plan, a dividend of one Preferred Stock Right was declared on each outstanding share of the Company's common stock and Series A Preferred Stock (on an as converted basis) for holders of record as of the close of business on March 27, 2000. The Preferred Stock Purchase Rights will also attach to all common stock and Series A Preferred Stock issued after March 27, 2000. No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than UtiliCorp United Inc.) becomes the beneficial owner of, or tenders for, 15 percent or more of the Company's common shares. The Rights also will be exercisable if UtiliCorp, together with any affiliates or associates, becomes the beneficial owner of, or tenders for, more than 49.9 percent of the Company's common shares, or if there is a change of control of UtiliCorp. In the event that the Rights become exercisable, each Right will entitle its holder to purchase, at the Right's exercise price, a number of common shares having a market value at that time of twice the Right's exercise price. Rights held by the triggering person will become void and will not be exercisable to purchase shares at the reduced purchase price. The Rights will expire in ten years.

  c. Issuance of Senior Secured Notes

     In March 2000, the Company closed a Senior Notes private placement with 16 lenders, primarily insurance companies, for $150 million. The Senior Notes have maturities of five, seven or ten years with a weighted average interest rate of 8.52% and rank pari passu in right of repayment to Quanta's Credit Facility. The Senior Notes have financial covenants similar to the Credit Facility. Proceeds from this private placement were used to reduce outstanding borrowings under the Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and officers required by
Item 10 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning the Company's directors and officers required by
Item 11 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the Company's directors and officers required by
Item 12 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information concerning the Company's directors and officers required by
Item 13 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The information concerning the Company's directors and officers required by
Item 14 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

          (a) The following financial statements, schedules and exhibits are filed as part of this Report:

             (1) Financial Statements. Reference is made to the Financial Statements commencing on page 24 of this Report.

             (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

             (3) Exhibits

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          3.1              -- Amended and Restated Certificate of Incorporation*
          3.2              -- Amended and Restated Bylaws*
          3.3              -- Certificate of Amendment to the Amended and Restated
                              Certificate of IncorporationX
          3.4              -- Certificate of Designation for the Series A Preferred
                              Stock+++
          3.5              -- Certificate of Designation for the Series B Preferred
                              Stock
          3.6              -- Certificate of Correction to Certificate of Designation
                              for the Series A Preferred Stock
          4.1              -- Form of Common Stock Certificate*
         10.1              -- Form of Employment Agreement*
         10.2              -- 1997 Stock Option Plan*
         10.3              -- Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as
                              Borrower and Nationsbank, N.A. d/b/a Bank of America,
                              N.A., as Administrative Agent, and the other financial
                              institutions parties thereto, as LendersX
         10.4              -- Securities Purchase Agreement among Quanta Services, Inc.
                              and Enron Capital & Trade Resources Corp. ("Enron
                              Capital") and Joint Energy Development Investments II
                              Limited Partnership ("JEDI") dated as of September 29,
                              1998**
         10.5              -- Registration Rights Agreement dated as of September 29,
                              1998 by and among Quanta Services, Inc., JEDI and Enron
                              Capital**
         10.6              -- Form of Convertible Promissory Note issued to Enron
                              Capital and JEDI**
         10.7              -- Securities Purchase Agreement between Quanta Services,
                              Inc. and UtiliCorp United Inc. dated as of September 21,
                              1999+++
         10.8              -- Investor's Rights Agreement by and between Quanta
                              Services, Inc. and UtiliCorp United Inc. dated September
                              21, 1999+++
         10.9              -- Management Services Agreement by and between Quanta
                              Services, Inc. and UtiliCorp United Inc.+++
         10.10             -- Letter Agreement by and between Quanta Services, Inc. and
                              UtiliCorp United Inc. dated September 21, 1999+++

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
         10.11             -- Strategic Alliance Agreement by and between Quanta
                              Services, Inc. and UtiliCorp United Inc. dated as of
                              September 21, 1999+++
         10.12             -- Form of Stockholders Voting Agreement+++
         10.13             -- First Amendment to Third Amended and Restated Secured
                              Credit Agreement+++
         10.14             -- Letter Agreement by and among ECT Merchant Investments
                              Corp., Joint Energy Development Investments II Limited
                              Partnership, Quanta Services, Inc. and UtiliCorp United
                              Inc. dated September 21, 1999+++
         10.15             -- First Amendment to Securities Purchase Agreement and
                              Registration Rights Agreement+++
         10.16             -- Note Purchase Agreement dated as of March 1, 2000 between
                              Quanta Services, Inc. and the Purchasers named therein
         10.17             -- Intercreditor Agreement dated March 23, 2000 related to the March 1, 2000 Note Purchase Agreement
         10.18             -- Rights Agreement dated March 8, 2000 between Quanta
                              Services, Inc. and American Stock Transfer & Trust
                              Company, as Rights AgentXX
         10.19             -- Form of Lockup Agreement
         10.20             -- Second Amendment to Third Amended and Restated Credit
                              Agreement
         21.1              -- Subsidiaries
         23.1              -- Consent of Arthur Andersen LLP
         27.1              -- Financial Data Schedule

---------------

     * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference.

   ** Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-47083) and incorporated herein by reference.

  +++ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference.

   X Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-81419).

 XX Previously filed as an exhibit to the Company's Registration Statement on Form 8-A filed March 21,2000.

          (b) Reports on Form 8-K:

             (1) Quanta filed a Form 8-K on November 15, 1999 in which it reported certain audited financial statements of businesses acquired and the pro forma financial statements of Quanta Services, Inc. and subsidiaries.

             (2) Quanta filed a Form 8-K on December 20, 1999 setting forth additional details about its sales of unregistered securities during the period from January 1, 1999 until September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2000.

                                            QUANTA SERVICES, INC.

                                            By      /s/ JOHN R. COLSON
                                             -----------------------------------
                                                       John R. Colson
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 30, 2000.

                      SIGNATURE                                      TITLE
                      ---------                                      -----

                 /s/ JOHN R. COLSON                    Chief Executive Officer, Director
-----------------------------------------------------    (Principal Executive Officer)
                   John R. Colson

                 /s/ JAMES H. HADDOX                   Chief Financial Officer
-----------------------------------------------------    (Principal Financial Officer)
                   James H. Haddox

                /s/ DERRICK A. JENSEN                  Vice President, Controller and
-----------------------------------------------------    Chief Accounting Officer
                  Derrick A. Jensen

                /s/ VINCENT D. FOSTER                  Director
-----------------------------------------------------
                  Vincent D. Foster

                 /s/ JOHN R. WILSON                    Director
-----------------------------------------------------
                   John R. Wilson

                 /s/ JOHN A. MARTELL                   Director
-----------------------------------------------------
                   John A. Martell

                                                       Director
-----------------------------------------------------
                   Robert K. Green

                 /s/ JAMES G. MILLER                   Director
-----------------------------------------------------
                   James G. Miller

                  /s/ GARY A. TUCCI                    Director
-----------------------------------------------------
                    Gary A. Tucci

                                                       Director
-----------------------------------------------------
                    James R. Ball

                                                       Director
-----------------------------------------------------
                   Rodney R. Proto