Form 10-Q
period 2000-03-31
QUANTA SERVICES INC
filed 2000-05-15
CIK 1050915

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                              1360 POST OAK BLVD.
                                   SUITE 2100
                              HOUSTON, TEXAS 77056
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 629-7600

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     55,646,050 shares of Common Stock were outstanding as of May 11, 2000. As of the same date, 2,097,791 shares of Limited Vote Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................    1
  Consolidated Statements of Operations.....................    2
  Consolidated Statements of Cash Flows.....................    3
  Notes to Condensed Consolidated Financial Statements......    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    9
PART II. OTHER INFORMATION
Item 2. Changes in Securities...............................   13
Item 6. Exhibits and Reports on Form 8-K....................   13
Signature...................................................   14

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $   10,775    $    2,210
  Accounts receivable, net of allowance of $5,947 and
     $6,970.................................................      253,881       290,121
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       45,963        52,286
  Inventories...............................................        8,741         8,274
  Prepaid expenses and other current assets.................       15,703        16,528
                                                               ----------    ----------
          Total current assets..............................      335,063       369,419
PROPERTY AND EQUIPMENT, net.................................      191,854       223,996
OTHER ASSETS, net...........................................        7,962        10,051
GOODWILL, net...............................................      624,757       673,802
                                                               ----------    ----------
          Total assets......................................   $1,159,636    $1,277,268
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    6,664    $    8,456
  Accounts payable and accrued expenses.....................      141,025       151,109
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       23,234        21,052
                                                               ----------    ----------
          Total current liabilities.........................      170,923       180,617
LONG-TERM DEBT, net of current maturities...................      150,308       198,032
CONVERTIBLE SUBORDINATED NOTES..............................       49,350        49,350
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....       32,130        31,861
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized: Series A Convertible Preferred Stock,
     1,860,000 shares issued and outstanding................           --            --
  Common Stock, $.00001 par value, 100,000,000 shares
     authorized, 51,035,283 and 54,302,161 shares issued and
     outstanding, respectively..............................           --            --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 3,746,020 and 2,641,660 shares
     issued and outstanding, respectively...................           --            --
  Additional paid-in capital................................      675,106       716,274
  Retained earnings.........................................       81,819       101,134
                                                               ----------    ----------
          Total stockholders' equity........................      756,925       817,408
                                                               ----------    ----------
          Total liabilities and stockholders' equity........   $1,159,636    $1,277,268
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999         2000
                                                              --------     --------
REVENUES....................................................  $127,779     $333,737
COST OF SERVICES (including depreciation)...................   104,871      261,056
                                                              --------     --------
  Gross profit..............................................    22,908       72,681
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    11,982       29,951
MERGER RELATED CHARGES......................................       137           --
GOODWILL AMORTIZATION.......................................     1,498        4,216
                                                              --------     --------
  Income from operations....................................     9,291       38,514
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (2,224)      (4,533)
  Other, net................................................       320          549
                                                              --------     --------
INCOME BEFORE INCOME TAX PROVISION..........................     7,387       34,530
PROVISION FOR INCOME TAXES..................................     3,964(a)    14,986
                                                              --------     --------
NET INCOME..................................................     3,423       19,544
DIVIDENDS ON PREFERRED STOCK................................        --          232
                                                              --------     --------
NET INCOME ATTRIBUTABLE TO COMMON STOCK.....................  $  3,423     $ 19,312
                                                              ========     ========
BASIC EARNINGS PER SHARE(b).................................  $   0.09     $   0.34
                                                              ========     ========
DILUTED EARNINGS PER SHARE(b)...............................  $   0.09     $   0.28
                                                              ========     ========
DILUTED EARNINGS PER SHARE BEFORE MERGER CHARGES(b).........  $   0.11(c)  $   0.28
                                                              ========     ========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic(b)..................................................    39,036       56,054
                                                              ========     ========
  Diluted(b)................................................    45,209       72,568
                                                              ========     ========

---------------

(a) Includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.

(b) Share and earnings per share data have been restated to give effect to a 3-for-2 stock split as discussed in Note 1 to these condensed consolidated financial statements.

(c) Excludes the effect of note (a) above and non-recurring merger related charges of $137,000 related to the same transaction.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock...................  $   3,423   $  19,312
  Adjustments to reconcile net income attributable to common stock to net cash provided by (used in) operating
     activities --
     Depreciation and amortization..........................      5,350      12,407
     Gain on sale of property and equipment.................        (34)       (219)
     Deferred income tax provision..........................        690         173
     Preferred stock dividend...............................         --         232
     Changes in operating assets and liabilities, net of
      non-cash transactions --
     (Increase) decrease in --
       Accounts receivable, net.............................    (11,998)    (26,227)
       Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................    (10,875)     (5,486)
       Inventories..........................................       (822)     (1,721)
       Prepaid expenses and other current assets............       (676)       (677)
       Other, net...........................................        154          --
     Increase (decrease) in --
       Accounts payable and accrued expenses................      7,905       5,516
       Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................      2,476      (2,221)
                                                              ---------   ---------
          Net cash provided by (used in) operating
            activities......................................     (4,407)      1,089
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        287         526
  Additions of property and equipment.......................     (8,580)    (21,942)
  Cash paid for acquisitions, net of cash acquired..........    (97,584)    (38,975)
  Net proceeds from sale of business........................         --       2,410
                                                              ---------   ---------
          Net cash used in investing activities.............   (105,877)    (57,981)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit......     24,405    (103,324)
  Proceeds from other long-term debt........................      2,428     150,142
  Payments on other long-term debt..........................    (15,657)     (4,653)
  Debt issuance costs.......................................         --      (2,104)
  Issuances of stock, net of offering costs.................    101,119       4,233
  Exercise of stock options.................................         --       4,033
                                                              ---------   ---------
          Net cash provided by financing activities.........    112,295      48,327
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      2,011      (8,565)
CASH AND CASH EQUIVALENTS, beginning of period..............      3,246      10,775
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $   5,257   $   2,210
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
     Interest...............................................  $   1,940   $   3,983
     Income taxes...........................................      5,438      10,852

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BUSINESS AND ORGANIZATION:

     Quanta Services, Inc. is a leading provider of specialized contracting services, offering end-to-end network solutions to the telecommunications, cable television and electric power industries. References herein to the "Company" include Quanta and its subsidiaries. The consolidated financial statements of the Company include the accounts of Quanta and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Since its inception and through 1999, Quanta has acquired 52 businesses. The Company has acquired six additional businesses through March 31, 2000 and intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: rapid technological and structural changes in the Company's industries, risks related to internal growth and operating strategies, risks related to acquisition financing, significant fluctuations in quarterly results, risks associated with contracts, management of growth, dependence on key personnel, availability of qualified employees, unionized workforce, competition, recoverability of goodwill, potential exposure to environmental liabilities and anti-takeover measures.

     All share amounts and per share amounts in these notes to condensed consolidated financial statements have been adjusted to give effect to a 3-for-2 stock split declared by the Board of Directors on March 8, 2000 and paid on April 7, 2000 to stockholders of record as of March 27, 2000.

  Interim Condensed Consolidated Financial Information

     These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in the Company's Annual Report on Form 10-K, which was filed with the SEC on March 30, 2000.

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

2. PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 1999 and 2000 is illustrated below (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
NET INCOME:
  Net income for basic earnings per share -- income
     attributable to common stockholders....................  $ 3,423    $19,312
  Effect of Convertible Subordinated Notes under the "if
     converted" method -- interest expense addback, net of
     taxes..................................................      554        548
  Dividends on Preferred Stock..............................       --        232
                                                              -------    -------
  Net income for diluted earnings per share.................  $ 3,977    $20,092
                                                              =======    =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic earnings per
     share..................................................   39,036     56,054
  Effect of dilutive stock options..........................      789      1,830
  Effect of Convertible Subordinated Notes under the "if
     converted" method -- weighted convertible shares
     issuable...............................................    5,384      5,384
  Effect of conversion of Preferred Stock into common
     stock -- weighted convertible shares issuable..........       --      9,300
                                                              -------    -------
  Weighted average shares outstanding for diluted earnings
     per share..............................................   45,209     72,568
                                                              =======    =======

3. INCOME TAXES:

     Certain of the businesses the Company has acquired were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods. In addition, during the first quarter of 1999, a non-cash, non-recurring tax charge of $677,000 was recorded as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction.

4. NEW ACCOUNTING PRONOUNCEMENTS:

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

5. DEBT:

  Credit Facility

     In June 1999, the Company expanded its bank group from nine to 14 banks and increased its $175.0 million credit facility to $350.0 million. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 6.1875% at March 31, 2000) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 9.0% at March 31, 2000) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of March 31, 2000, $35.8 million was borrowed under the credit facility, and the Company had $5.3 million of letters of credit outstanding, resulting in a borrowing availability of $308.9 million under the credit facility.

  Senior Secured Notes

     In March 2000, the Company closed a senior secured notes private placement with 16 lenders, primarily insurance companies, for $150 million. The senior secured notes have maturities of five, seven or ten years with a weighted average interest rate of 8.52% and rank pari passu in right of repayment to Quanta's credit facility. The senior secured notes have financial covenants similar to the credit facility. Proceeds from this private placement were used to reduce outstanding borrowings under the credit facility.

  Convertible Subordinated Notes

     In October 1998, the Company entered into a strategic investment agreement with Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., pursuant to which Enron Capital & Trade Resources Corp. and an affiliate made an investment of $49.4 million in Quanta. The investment is in the form of Convertible Subordinated Notes bearing interest at 6 7/8% and is convertible into 5,383,636 shares of Quanta common stock at a price of $9.17 per share. Additionally, Quanta and Enron Capital & Trade Resources Corp. entered into a strategic alliance under which Enron Capital & Trade Resources Corp. and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems. The Convertible Subordinated Notes require quarterly interest payments and equal semi-annual principal payments beginning in 2006 until the notes are paid in full in 2010. The Company has the option to redeem the notes at a premium beginning in 2002. See additional discussion of these notes in Note 8.

6. SERIES A CONVERTIBLE PREFERRED STOCK

     In September 1999, the Company entered into a securities purchase agreement with UtiliCorp United Inc. ("UtiliCorp") pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186,000,000, before transaction costs. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $100.00 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders of Series A Convertible Preferred Stock will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is greater than $20.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is equal to or less than $20.00, then the preferred dividend may, at the option of UtiliCorp, be adjusted to the then "market coupon rate", which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace UtiliCorp's investment in the Company.

     UtiliCorp is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible. Subject to certain limitations, UtiliCorp will be entitled to elect two of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of UtiliCorp, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price shall initially be $20.00, yielding 9,300,000 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances. Also in certain circumstances, UtiliCorp has the right to purchase additional securities from the Company to maintain the percentage ownership of the Company represented by the Series A Convertible Preferred Stock. During the three months ended March 31, 2000, UtiliCorp purchased 186,174 shares of common stock pursuant to these rights.

7. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the telecommunications, cable and electric power industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by various of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Telecommunications network services.....................  $ 38,277   $137,596
Cable television network services.......................     1,338     56,016
Electric power network services.........................    68,502     96,234
Ancillary services......................................    19,662     43,891
                                                          --------   --------
                                                          $127,779   $333,737
                                                          ========   ========

The Company does not have significant operations or long-lived assets in countries outside of the United States.

8. RELATED PARTY TRANSACTIONS:

     In September 1999, the Company entered into a strategic alliance agreement with UtiliCorp. Under the terms of the strategic alliance agreement, UtiliCorp will use the Company, subject to the Company's ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastruc-

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
ture construction and maintenance and natural gas distribution construction and maintenance in all areas serviced by UtiliCorp, provided that the Company provides such services at a competitive cost. The strategic alliance agreement has a term of six years.

     In addition to the strategic alliance agreement, the Company entered into a management services agreement with UtiliCorp. Under the management services agreement, to the extent mutually agreed upon by the parties, UtiliCorp will provide advice and services including financing activities; corporate strategic planning; research on the restructuring of the utility industries; the development, evaluation and marketing of the Company's products, services and capabilities; identification of and evaluation of potential acquisition candidates and other merger and acquisition advisory services; and other services that the board of directors may reasonably request. In consideration of the advice and services rendered by UtiliCorp, the Company will pay UtiliCorp on a quarterly basis in arrears a fee of $2,325,000. The management services agreement has a term of six years. The Company has the right to terminate the management services agreement at any time if, in the reasonable judgment of the board of directors, changes in the nature of the relationship between the Company and UtiliCorp make effective provision of the services to be provided unlikely. As of March 31, 2000, payments owed to UtiliCorp under this arrangement were approximately $4.9 million.

9. SUBSEQUENT EVENTS:

  Business Combinations

     Subsequent to March 31, 2000 and through May 11, 2000, the Company has acquired four additional companies for an aggregate consideration of $31.0 million in cash and 706,684 shares of common stock. The cash portion of such consideration was provided by borrowings under the Company's credit facility.

  Increase in UtiliCorp Investment

     On April 26, 2000, the Company announced that UtiliCorp had increased its investment in Quanta. UtiliCorp purchased the $49.4 million Convertible Subordinated Notes from certain affiliates of Enron. Also, UtiliCorp purchased additional shares of common stock through open market transactions and through private purchases from certain stockholders with restricted securities or subject to lockup agreements, including a portion of the common stock held by certain of Quanta's directors and officers. Upon completion of these transactions, UtiliCorp beneficially owns approximately 26.2 million shares, or approximately 36.1% of Quanta's common stock assuming conversion of UtiliCorp's Series A Convertible Preferred Stock and the Convertible Subordinated Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include declarations regarding our intent, belief or current expectations, statements regarding the future results of acquired companies and our gross margins. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2000, which is available at the SEC's Web site at www.sec.gov.

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

     We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price master service agreements which are renewable annually. We generally record revenues from lump sum contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated costs to complete the contract. We recognize revenue when services are performed except when work is being performed under fixed price or cost-plus contracts. Such contracts generally require that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. Our fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and forwards the retainage to us upon completion and approval of the work.

     Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict material costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance and in the future we may have similar large deductibles in our insurance program. Fluctuations in insurance accruals related to these deductibles could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                                      THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                        1999                2000
                                                  ----------------    ----------------
                                                         (DOLLARS IN THOUSANDS)
Revenues........................................  $127,779   100.0%   $333,737   100.0%
Cost of services (including depreciation).......   104,871    82.1     261,056    78.2
                                                  --------   -----    --------   -----
  Gross profit..................................    22,908    17.9      72,681    21.8
Selling, general and administrative expenses....    11,982     9.4      29,951     9.0
Merger related charges..........................       137     0.1          --     0.0
Goodwill amortization...........................     1,498     1.2       4,216     1.3
                                                  --------   -----    --------   -----
  Income from operations........................     9,291     7.2      38,514    11.5
Interest expense................................    (2,224)   (1.7)     (4,533)   (1.4)
Other income, net...............................       320     0.3         549     0.2
                                                  --------   -----    --------   -----
Income before income tax provision..............     7,387     5.8      34,530    10.3
Provision for income taxes......................     3,964     3.1      14,986     4.4
                                                  --------   -----    --------   -----
  Net income....................................  $  3,423     2.7%   $ 19,544     5.9%
                                                  ========   =====    ========   =====

  Consolidated Results For The Three Months Ended March 31, 1999, Compared To The Three Months Ended March 31, 2000.

     Revenues. Revenues increased $206.0 million, or 161.2%, to $333.7 million for the three months ended March 31, 2000. This increase was primarily attributable to revenues of $114.7 million from platform companies acquired subsequent to March 31, 1999 which continued to exist as separate reporting subsidiaries, as well as a full period of contributed revenues for the three months ended March 31, 2000 for those companies acquired in the first quarter of 1999. In addition, we have experienced strong growth in key business areas as a result of greater demand for bandwidth, increased outsourcing, deregulation and industry convergence.

     Gross profit. Gross profit increased $49.8 million, or 217.3%, to $72.7 million for the three months ended March 31, 2000. Gross margin increased from 17.9% for the three months ended March 31, 1999 to 21.8% for the three months ended March 31, 2000. This increase in our gross margin resulted from a shift in our revenue mix to higher margin cable television and telecommunications services. We also experienced improved margins in our electric power network services as a result of better asset utilization and more favorable pricing.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $18.0 million, or 150.0%, to $30.0 million for the three months ended March 31, 2000. Of this increase, $7.7 million was attributable to the platform companies we acquired subsequent to March 31, 1999 and $1.6 million was attributable to an increase in accruals associated with a company-wide incentive program that pays bonuses to management at the operating units and to corporate management for exceeding their performance targets. Selling, general and administrative expenses also included a full three months of costs in 2000 associated with those companies acquired during the first three months of 1999. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses decreased slightly due to better absorption of the fixed component of overhead costs by the higher level of revenues.

     Interest expense. Interest expense increased $2.3 million, or 103.8%, to $4.5 million for the three months ended March 31, 2000 due to higher levels of debt resulting from the acquisitions of the companies we purchased subsequent to March 31, 1999. In addition, we borrowed funds under our credit facility for equipment purchases and other operating activities in connection with the addition of certain of the companies purchased subsequent to March 31, 1999 and to support higher levels of revenue.

     Provision for income taxes. The provision for income taxes was $15.0 million for the three months ended March 31, 2000 with an effective tax rate of 43.4% compared to $4.0 million for the three months ended March 31, 1999 and an effective tax rate of 53.7%. In 1999, the provision reflects the non-deductibility of the merger related charges and a non-cash non-recurring tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling-of-interest transaction from an S corporation to a C corporation.

     Net Income. Net income increased $16.1 million, or 471.0%, to $19.5 million for the three months ended March 31, 2000 compared to $3.4 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had cash and cash equivalents of $2.2 million, working capital of $188.8 million and long-term debt of $198.0 million, net of current maturities, including borrowings of $35.8 million under the credit facility. We also had $5.3 million of letters of credit outstanding under the credit facility. In addition, we had $49.4 million of Convertible Subordinated Notes.

     During the three months ended March 31, 2000, operating activities provided net cash flow of $1.1 million. Changes in working capital accounts are affected by the acquisitions throughout the quarter and as such are not comparable to prior periods. We used net cash in investing activities of $58.0 million, including $39.0 million used for the purchase of businesses, net of cash acquired. Financing activities provided a net cash flow of $48.3 million, resulting primarily from $150.0 million from the private placement of senior secured notes, partially offset by $103.3 million in repayments of our credit facility.

     In June 1999, we expanded our bank group from nine to 14 banks and increased our $175.0 million credit facility to $350.0 million. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We owe commitment fees of 0.25% to 0.50% (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of May 11, 2000 we had approximately $94.0 million in outstanding borrowings under the credit facility and $5.2 million of letters of credit outstanding, resulting in a borrowing availability of $250.8 million under the revolving credit facility.

     In September 1999, we issued 1,860,000 shares of Series A Convertible Preferred Stock to UtiliCorp for an initial investment of $186,000,000, before transaction costs. The Series A Convertible Preferred Stock bears a dividend rate of 0.5% per annum and is convertible into common stock at any time at the option of UtiliCorp at $20.00 per share, subject to customary adjustments for certain dilutive events. We used the net proceeds from the investment to reduce outstanding borrowings under our credit facility.

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

     Between January 1, 2000 and March 31, 2000, we acquired six companies for an aggregate consideration of 1.6 million shares of common stock and $40.0 million in cash. The cash portion of such consideration was provided by borrowings under our credit facility. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

     We anticipate that our cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, and planned capital expenditures for property and equipment for at least the next 12 months. However, if companies we wish to acquire are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we could be required to utilize more cash to complete acquisitions. If sufficient funds were not available from operating cash flow or through borrowings under the credit facility, we may be required to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that we could secure such financing if and when we need it or on terms we would deem acceptable.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

     Our results of operations can be subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. Typically, we experience lower gross and operating margins during the winter months. The timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs and regional economic conditions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES.

  (c) Unregistered Sales of Securities.

     Between January 1, 2000, and March 31, 2000, the Company completed six acquisitions in which some or all of the consideration was unregistered securities of the Company. The aggregate consideration paid in these transactions was $40.0 million in cash and 1.6 million shares of common stock. The Company considers the acquisitions of World Fiber, Inc., DeltaComm, Inc., Sycamore Shoals Communications, Inc. and Choice Optics Communications, Inc. to be one acquisition as these companies were all part of a related business. Similarly, the Company considers the acquisitions of Arby Construction, Inc, and S.K.S. Pipeliners, Inc. to be one acquisition as these companies were all part of a related business. None of the other acquisitions were affiliated with each other prior to acquisition by the Company.

     All securities listed on the following table were shares of common stock. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration. The shares of Series A Convertible Preferred Stock are convertible into 9,300,000 shares of common stock, subject to adjustment as set forth in the Company's Certificate of Designations. For all issuances, the purchasers were "accredited investors" as defined in Rule 501 promulgated pursuant to the Securities Act of 1933, as amended. All issuances were to the owners of businesses acquired in privately negotiated transactions or to UtiliCorp United, not pursuant to public solicitation. The issuance to UtiliCorp United was made pursuant to certain preemptive rights negotiated with UtiliCorp United at the time of its initial investment in Series A Convertible Preferred Stock of the Company.

         NUMBER OF
 DATE     SHARES                 PURCHASERS                          CONSIDERATION
 ----    ---------               ----------                          -------------
1/10/00    186,174   UtiliCorp United, Inc.               $3,384,475.25
1/14/00    214,501   Three owners of World Fiber, Inc.    Acquisition of World Fiber, Inc.
1/14/00    264,610   Two owners of DeltaComm, Inc.        Acquisition of DeltaComm, Inc.
1/14/00    205,350   Two owners of Sycamore Shoals        Acquisition of Sycamore Shoals
                       Communications, Inc.                 Communications, Inc.
1/14/00     74,982   Three owners of Choice Optics        Acquisition of Choice Optics
                       Communications, Inc.                 Communications, Inc.
2/24/00    568,924   Five owners of Arby Construction,    Acquisition of Arby Construction,
                       Inc.                                 Inc.
2/24/00      2,965   Five owners of S.K.S. Pipeliners,    Acquisition of S.K.S. Pipeliners,
                       Inc.                                 Inc.
2/24/00     22,099   Five owners of Brown Engineering     Acquisition of Brown Engineering
                       and Testing, Inc.                    and Testing, Inc.
3/02/00    119,260   Four owners of Grand Electric        Acquisition of Grand Electric
                       Company                              Company
3/15/00    128,331   Two owners of TVS Systems, Inc.      Acquisition of TVS Systems, Inc.
3/28/00     17,478   Three owners of MC Underground LLC   Acquisition of MC Underground LLC

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial data schedule

     (b) Reports on Form 8-K.

     On March 20, 2000, the Company filed a current report on Form 8-K regarding adoption of the Company's Shareholder Rights Plan.

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

                                            QUANTA SERVICES, INC.

                                            By:    /s/ DERRICK A. JENSEN
                                              ----------------------------------
                                                      Derrick A. Jensen
                                                Vice President, Controller and
                                                   Chief Accounting Officer

Dated: May 15, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial data schedule