Form 10-Q
period 2000-06-30
QUANTA SERVICES INC
filed 2000-08-14
CIK 1050915

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

62,413,782 shares of Common Stock were outstanding as of August 10, 2000. As of the same date, 1,851,952 shares of Limited Vote Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
                                                               ----
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................     1
  Consolidated Statements of Operations.....................     2
  Consolidated Statements of Cash Flows.....................     3
  Notes to Condensed Consolidated Financial Statements......     4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     9

PART II. OTHER INFORMATION
ITEM 2. Changes in Securities...............................    13
ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................    14
ITEM 6. Exhibits and Reports on Form 8-K....................    15
Signature...................................................    16

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $   10,775     $    2,373
  Accounts receivable, net of allowance of $5,947 and
     $10,650................................................      253,881        348,798
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       45,963         52,018
  Inventories...............................................        8,741         11,560
  Prepaid expenses and other current assets.................       15,703         17,416
                                                               ----------     ----------
          Total current assets..............................      335,063        432,165
PROPERTY AND EQUIPMENT, net.................................      191,854        252,595
OTHER ASSETS, net...........................................        7,962          8,298
GOODWILL, net...............................................      624,757        742,799
                                                               ----------     ----------
          Total assets......................................   $1,159,636     $1,435,857
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    6,664     $    9,010
  Accounts payable and accrued expenses.....................      141,025        170,344
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       23,234         24,309
                                                               ----------     ----------
          Total current liabilities.........................      170,923        203,663
LONG-TERM DEBT, net of current maturities...................      150,308        251,701
CONVERTIBLE SUBORDINATED NOTES..............................       49,350             --
DEFERRED INCOME TAXES AND OTHER NON-CURRENT
     LIABILITIES............................................       32,130         32,812
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized: Series A Convertible Preferred Stock,
     1,860,000 shares issued and outstanding................           --             --
  Common Stock, $.00001 par value, 100,000,000 shares
     authorized, 51,035,283 and 61,938,234 shares issued and
     outstanding, respectively..............................           --             --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 3,746,020 and 1,871,110 shares
     issued and outstanding, respectively...................           --             --
  Additional paid-in capital................................      675,106        815,687
  Retained earnings.........................................       81,819        131,994
                                                               ----------     ----------
          Total stockholders' equity........................      756,925        947,681
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $1,159,636     $1,435,857
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 ---------------------   ---------------------
                                                   1999         2000       1999         2000
                                                 --------     --------   --------     --------
REVENUES.......................................  $193,821     $423,526   $321,600     $757,263
COST OF SERVICES (including depreciation)......   150,249      324,890    255,120      585,946
                                                 --------     --------   --------     --------
  Gross profit.................................    43,572       98,636     66,480      171,317
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...    17,895       33,515     29,877       63,466
MERGER RELATED CHARGES.........................     6,437(a)        --      6,574(a)        --
GOODWILL AMORTIZATION..........................     2,227        4,611      3,725        8,827
                                                 --------     --------   --------     --------
  Income from operations.......................    17,013       60,510     26,304       99,024
OTHER INCOME (EXPENSE):
  Interest expense.............................    (3,437)      (6,410)    (5,661)     (10,943)
  Other, net...................................       358          838        678        1,387
                                                 --------     --------   --------     --------
INCOME BEFORE INCOME TAX
  PROVISION....................................    13,934       54,938     21,321       89,468
PROVISION FOR INCOME TAXES.....................     9,127(b)    23,843     13,091(b)    38,829
                                                 --------     --------   --------     --------
NET INCOME.....................................     4,807       31,095      8,230       50,639
DIVIDENDS ON PREFERRED STOCK...................        --          232         --          464
                                                 --------     --------   --------     --------
NET INCOME ATTRIBUTABLE TO COMMON STOCK........  $  4,807     $ 30,863   $  8,230     $ 50,175
                                                 ========     ========   ========     ========
BASIC EARNINGS PER SHARE(c)....................  $   0.11     $   0.52   $   0.20     $   0.87
                                                 ========     ========   ========     ========
DILUTED EARNINGS PER SHARE(c)..................  $   0.10     $   0.42   $   0.19     $   0.70
                                                 ========     ========   ========     ========
DILUTED EARNINGS PER SHARE BEFORE MERGER
  CHARGES(c)(d)................................  $   0.23     $   0.42   $   0.34     $   0.70
                                                 ========     ========   ========     ========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic(c).....................................    45,112       58,860     42,030       57,410
                                                 ========     ========   ========     ========
  Diluted(c)...................................    51,711       75,496     48,435       73,985
                                                 ========     ========   ========     ========

---------------

(a) As a result of the termination in June 1999 of an employee stock ownership plan associated with a company acquired in a pooling transaction, the Company incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million. In addition, the Company incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

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

(d) Excludes the effect of all non-recurring merger related charges. Additionally, for the six months ended June 30, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in (b) above.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                             -------------------   ---------------------
                                                               1999       2000       1999        2000
                                                             --------   --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock..................  $  4,807   $ 30,863   $   8,230   $  50,175
  Adjustments to reconcile net income attributable to
    common stock to net cash provided by operating
    activities --
    Depreciation and amortization..........................     7,414     12,998      12,764      25,405
    (Gain) loss on sale of property and equipment..........      (119)       276        (153)         57
    Non-cash compensation charge for issuance of Common
      Stock (ESOP).........................................     5,319         --       5,319          --
    Deferred income tax provision..........................      (476)     2,173         214       2,346
    Preferred stock dividend...............................        --        232          --         464
    Changes in operating assets and liabilities, net of
      non-cash transactions --
    (Increase) decrease in --
      Accounts receivable, net.............................   (20,095)   (40,764)    (32,093)    (66,991)
      Costs and estimated earnings in excess of billings on
         uncompleted contracts.............................    (1,156)     4,878     (12,031)       (608)
      Inventories..........................................      (944)    (1,523)     (1,766)     (3,244)
      Prepaid expenses and other current assets............        60        870        (616)        193
      Other, net...........................................       870         63       1,024          63
    Increase (decrease) in --
      Accounts payable and accrued expenses................    18,486      6,048      26,391      11,564
      Billings in excess of costs and estimated earnings on
         uncompleted contracts.............................    (4,510)     2,054      (2,034)       (167)
                                                             --------   --------   ---------   ---------
         Net cash provided by operating activities.........     9,656     18,168       5,249      19,257
                                                             --------   --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment.............       194        359         481         885
  Additions of property and equipment......................   (16,303)   (21,380)    (24,883)    (43,322)
  Cash paid for acquisitions, net of cash acquired.........   (77,461)   (46,684)   (175,045)    (85,659)
  Net proceeds from sale of business.......................        --         --          --       2,410
                                                             --------   --------   ---------   ---------
         Net cash used in investing activities.............   (93,570)   (67,705)   (199,447)   (125,686)
                                                             --------   --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit.....    89,360     50,138     113,765     (53,186)
  Proceeds from other long-term debt.......................       933      1,540       3,361     151,682
  Payments on other long-term debt.........................    (7,153)   (12,422)    (22,810)    (17,075)
  Debt issuance costs......................................    (1,659)        --      (1,659)     (2,104)
  Issuances of stock, net of offering costs................        --      5,140     101,119       9,373
  Exercise of stock options................................     1,368      5,304       1,368       9,337
                                                             --------   --------   ---------   ---------
         Net cash provided by financing activities.........    82,849     49,700     195,144      98,027
                                                             --------   --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    (1,065)       163         946      (8,402)
CASH AND CASH EQUIVALENTS, beginning of period.............     5,257      2,210       3,246      10,775
                                                             --------   --------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period...................  $  4,192   $  2,373   $   4,192   $   2,373
                                                             ========   ========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
    Interest...............................................  $  1,517   $  3,263   $   3,457   $   7,246
    Income taxes...........................................     4,874     26,403      10,312      37,255

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

     Since its inception and through 1999, Quanta has acquired 52 businesses. The Company has acquired 15 additional businesses through June 30, 2000 and intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: rapid technological and structural changes in the Company's industries, risks related to internal growth and operating strategies, risks related to acquisition financing and integration, significant fluctuations in quarterly results, risks associated with contracts, management of growth, dependence on key personnel, availability of qualified employees, unionized workforce, competition, recoverability of goodwill, potential exposure to environmental liabilities and anti-takeover measures.

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

2. PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
compute basic and diluted earnings per share for the three and six months ended June 30, 1999 and 2000 is illustrated below (in thousands):

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           1999       2000      1999      2000
                                                         --------   --------   -------   -------
NET INCOME:
  Net income for basic earnings per share -- income
     attributable to common stockholders...............  $ 4,807    $30,863    $ 8,230   $50,175
  Effect of Convertible Subordinated Notes under the
     "if converted" method -- interest expense addback,
     net of taxes......................................      542        445      1,085       991
  Dividends on Preferred Stock.........................       --        232         --       464
                                                         -------    -------    -------   -------
  Net income for diluted earnings per shares...........  $ 5,349    $31,540    $ 9,315   $51,630
                                                         =======    =======    =======   =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic
     earnings per share................................   45,112     58,860     42,030    57,410
  Effect of dilutive stock options.....................    1,216      3,017      1,022     2,424
  Effect of Convertible Subordinated Notes under the
     "if converted" method -- weighted convertible
     shares
     issuable..........................................    5,383      4,319      5,383     4,851
  Effect of conversion of Preferred Stock into common
     stock -- weighted convertible shares issuable.....       --      9,300         --     9,300
                                                         -------    -------    -------   -------
  Weighted average shares outstanding for diluted
     earnings per share................................   51,711     75,496     48,435    73,985
                                                         =======    =======    =======   =======

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

4. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", was issued and defers the adoption date to the beginning of an entity's fiscal year-end beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

5. DEBT:

  Credit Facility

     We currently have a $350 million credit facility with 14 banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 7.75% at June 30, 2000) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 9.5% at June 30, 2000) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of June 30, 2000, $85.8 million was borrowed under the credit facility, and the Company had $5.2 million of letters of credit outstanding, resulting in a borrowing availability of $259.0 million under the credit facility.

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

  Convertible Subordinated Notes

     In October 1998, the Company entered into a strategic investment agreement with Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., pursuant to which Enron Capital & Trade Resources Corp. and an affiliate made an investment of $49.4 million in Quanta. The investment was in the form of Convertible Subordinated Notes bearing interest at 6 7/8% and is convertible into 5,383,636 shares of Quanta common stock at a price of $9.17 per share. Additionally, Quanta and Enron Capital & Trade Resources Corp. entered into a strategic alliance under which Enron Capital & Trade Resources Corp. and Quanta will exchange information regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems. The Convertible Subordinated Notes required quarterly interest payments and equal semi-annual principal payments beginning in 2006 until the notes are paid in full. The Company had the option to redeem the notes at a premium beginning in 2002.

     In April 2000, UtiliCorp United Inc. ("UtiliCorp") purchased the $49.4 million Convertible Subordinated Notes from Enron Capital & Trade Resources Corp. and an affiliate. UtiliCorp converted the Convertible Subordinated Notes into approximately 5.4 million shares of Quanta's common stock on June 13, 2000.

6. SERIES A CONVERTIBLE PREFERRED STOCK:

     In September 1999, the Company entered into a securities purchase agreement with UtiliCorp pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186,000,000, before transaction costs. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
equal to $100.00 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders of Series A Convertible Preferred Stock will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is greater than $20.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is equal to or less than $20.00, then the preferred dividend may, at the option of UtiliCorp, be adjusted to the then "market coupon rate", which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace UtiliCorp's investment in the Company.

     UtiliCorp is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible. Subject to certain limitations, UtiliCorp will be entitled to elect three of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of UtiliCorp, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price currently is $20.00, yielding 9,300,000 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances. Also in certain circumstances, UtiliCorp has the right to purchase additional securities from the Company to maintain the percentage ownership of the Company represented by the Series A Convertible Preferred Stock. During the six months ended June 30, 2000, UtiliCorp purchased 395,169 shares of common stock pursuant to these rights.

7. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the telecommunications, cable and electric power industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by several of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Telecommunications network services.........................  $106,743   $326,380
Cable television network services...........................     8,879     98,444
Electric power network services.............................   164,438    202,947
Ancillary services..........................................    41,540    129,492
                                                              --------   --------
                                                              $321,600   $757,263
                                                              ========   ========

The Company does not have significant operations or long-lived assets in countries outside of the United States.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS:

     In September 1999, the Company entered into a strategic alliance agreement with UtiliCorp. Under the terms of the strategic alliance agreement, UtiliCorp will use the Company, subject to the Company's ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastructure installation and maintenance and natural gas distribution installation and maintenance in all areas serviced by UtiliCorp, provided that the Company provides such services at a competitive cost. The strategic alliance agreement has a term of six years.

     In addition to the strategic alliance agreement, the Company entered into a management services agreement with UtiliCorp. Under the management services agreement, to the extent mutually agreed upon by the parties, UtiliCorp will provide advice and services including financing activities; corporate strategic planning; research on the restructuring of the utility industries; the development, evaluation and marketing of the Company's products, services and capabilities; identification of and evaluation of potential acquisition candidates and other merger and acquisition advisory services; and other services that the board of directors may reasonably request. In consideration of the advice and services rendered by UtiliCorp, the Company will pay UtiliCorp on a quarterly basis in arrears a fee of $2,325,000. The management services agreement has a term of six years. The Company has the right to terminate the management services agreement at any time if, in the reasonable judgment of the board of directors, changes in the nature of the relationship between the Company and UtiliCorp make effective provision of the services to be provided unlikely. As of June 30, 2000, payments owed to UtiliCorp under this arrangement were approximately $7.2 million.

9. SUBSEQUENT EVENTS:

  Business Combinations

     Subsequent to June 30, 2000 and through August 10, 2000, the Company has acquired three additional companies for an aggregate consideration of $80.9 million in cash and 71,542 shares of common stock. The cash portion of such consideration was provided by borrowings under the Company's credit facility.

  Convertible Subordinated Notes

     On July 19, 2000, the Company issued $150.0 million of convertible subordinated notes, plus an additional $22.5 million on August 7, 2000 which represents the exercise of the underwriters' over-allotment option. Net proceeds from the offering were used to repay outstanding indebtedness under the credit facility. The convertible subordinated notes bear interest at 4.0% and are convertible into shares of Quanta common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes are due on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003.

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

     Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict material costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance and, as of August 1, 2000, we will have a deductible of $500,000 per occurrence related to workers' compensation, automobile and general liability claims. Fluctuations in insurance accruals related to these deductibles could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              JUNE 30,                              JUNE 30,
                                 -----------------------------------   -----------------------------------
                                       1999               2000               1999               2000
                                 ----------------   ----------------   ----------------   ----------------
                                                          (DOLLARS IN THOUSANDS)
Revenues.......................  $193,821   100.0%  $423,526   100.0%  $321,600   100.0%  $757,263   100.0%
Cost of services (including
  depreciation)................   150,249    77.5    324,890    76.7    255,120    79.3    585,946    77.4
                                 --------   -----   --------   -----   --------   -----   --------   -----
         Gross profit..........    43,572    22.5     98,636    23.3     66,480    20.7    171,317    22.6
Selling, general and
  administrative expenses......    17,895     9.2     33,515     7.9     29,877     9.3     63,466     8.4
Merger related charges.........     6,437     3.3         --      --      6,574     2.0         --      --
Goodwill amortization..........     2,227     1.2      4,611     1.1      3,725     1.2      8,827     1.2
                                 --------   -----   --------   -----   --------   -----   --------   -----
         Income from
           operations..........    17,013     8.8     60,510    14.3     26,304     8.2     99,024    13.0
Interest expense...............    (3,437)   (1.8)    (6,410)   (1.5)    (5,661)   (1.8)   (10,943)   (1.4)
Other income, net..............       358     0.2        838     0.2        678     0.2      1,387     0.2
                                 --------   -----   --------   -----   --------   -----   --------   -----
Income before income tax
  provision....................    13,934     7.2     54,938    13.0     21,321     6.6     89,468    11.8
Provision for income taxes.....     9,127     4.7     23,843     5.7     13,091     4.1     38,829     5.1
                                 --------   -----   --------   -----   --------   -----   --------   -----
         Net income............  $  4,807     2.5%  $ 31,095     7.3%  $  8,230     2.5%  $ 50,639     6.7%
                                 ========   =====   ========   =====   ========   =====   ========   =====

  Consolidated Results for the Three and Six Months Ended June 30, 1999, Compared to the Three and Six Months Ended June 30, 2000.

     Revenues. Revenues increased $229.7 million and $435.7 million, or 118.5% and 135.5% to $423.5 million and $757.3 million for the three and six months ended June 30, 2000. This increase was primarily attributable to revenues of $113.9 million and $191.6 million for the three and six months ended June 30, 2000 from platform companies acquired subsequent to June 30, 1999 which continued to exist as separate reporting subsidiaries, as well as a full period of contributed revenues for the six months ended June 30, 2000 for those companies acquired through June 30, 1999. In addition, we have experienced strong growth in key business areas as a result of greater demand for bandwidth, increased outsourcing, deregulation and industry convergence.

     Gross profit. Gross profit increased $55.1 million and $104.8 million, or 126.4% and 157.7%, to $98.6 million and $171.3 million for the three and six months ended June 30, 2000. As a percentage of revenues, gross margin increased from 22.5% for the three months ended June 30, 1999 to 23.3% for the three months ended June 30, 2000. Gross margin increased from 20.7% for the six months ended June 30, 1999 to 22.6% for the six months ended June 30, 2000. This increase in our gross margin resulted from a shift in our revenue mix to higher margin cable television and telecommunications services. We also experienced improved margins in our electric power network services as a result of better asset utilization and more favorable pricing.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $15.6 million and $33.6 million, or 87.3% and 112.4%, to $33.5 million and $63.5 million for the three and six months ended June 30, 2000. Of this increase, $6.2 million and $11.0 million for the three and six months ended June 30, 2000, respectively, was attributable to the platform companies we acquired subsequent to June 30, 1999. Selling, general and administrative expenses also included a full period of costs in 2000 associated with those companies acquired during the first six months of 1999. The remainder of the increase was attributable to tuck-in acquisitions, the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses and an increase in accruals associated with a company-wide incentive program that pays bonuses to management at the operating units and to corporate management for exceeding their performance targets. As a percentage of revenues, selling, general and administrative expenses decreased due to better absorption of the fixed component of overhead costs by the higher level of revenues.

     Interest expense. Interest expense increased $3.0 million and $5.3 million, or 86.5% and 93.3%, to $6.4 million and $10.9 million for the three and six months ended June 30, 2000 due to higher levels of debt resulting from the acquisitions of the companies we purchased subsequent to June 30, 1999. Funds were also borrowed under our credit facility for equipment purchases and other operating activities to support higher levels of revenue. In addition, interest expense increased due to higher interest rates on our credit facility and from the issuance of the senior secured notes.

     Provision for income taxes. The provision for income taxes was $38.8 million for the six months ended June 30, 2000 with an effective tax rate of 43.4% compared to $13.1 million for the six months ended June 30, 1999 and an effective tax rate of 61.4%. In 1999, the provision reflects the non-deductibility of the merger related charges and a non-cash non-recurring tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling-of-interest transaction from an S corporation to a C corporation.

     Net Income. Net income increased $26.3 million and $42.4 million, or 546.9% and 515.3%, to $31.1 million and $50.6 for the three and six months ended June 30, 2000 compared to $4.8 million and $8.2 million for the three and six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had cash and cash equivalents of $2.4 million, working capital of $228.5 million and long-term debt of $251.7 million, net of current maturities, including borrowings of $150.0 million of senior secured notes and $85.8 million under the credit facility. We also had $5.2 million of letters of credit outstanding under the credit facility.

     During the six months ended June 30, 2000, operating activities provided net cash flow of $19.3 million. Changes in working capital accounts are affected by the acquisitions throughout the year and as such are not comparable to prior periods. We used net cash in investing activities of $125.7 million, including $85.7 million used for the purchase of businesses, net of cash acquired and $43.3 million of additions to property. Financing activities provided a net cash flow of $98.0 million, resulting primarily from $150.0 million from the private placement of senior secured notes, partially offset by $70.3 million in repayments on our credit facility and on other long-term debt.

     We currently have a $350 million credit facility with 14 banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We owe commitment fees of 0.25% to 0.50% (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of August 10, 2000 we had no outstanding borrowings under the credit facility and $4.3 million of letters of credit outstanding, resulting in a borrowing availability of $345.7 million under the revolving credit facility.

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

     In April 2000, Utilicorp purchased $49.4 million principal amount of our Convertible Subordinated Notes from Enron Capital & Trade Resources Corp. and an affiliate. Utilicorp converted these notes into approximately 5.4 million shares of Quanta's common stock on June 13, 2000.

     Between January 1, 2000 and June 30, 2000, we acquired 15 companies for an aggregate consideration of 2.6 million shares of common stock and $86.5 million in cash. The cash portion of such consideration was provided by borrowings under our credit facility. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

     On July 19, 2000, the Company issued $150.0 million of convertible subordinated notes, plus an additional $22.5 million on August 7, 2000 which represents the exercise of the underwriters' over-allotment option. Net proceeds from the offering were used to repay outstanding indebtedness under the credit facility. The convertible subordinated notes bear interest at 4.0% and are convertible into shares of Quanta common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes are due on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003.

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

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES.

  (b) Registered Sales of Securities.

     On July 19, 2000, the Company sold, in an underwritten public offering, $150 million principal amount of 4% convertible subordinated notes due 2007. The convertible subordinated notes are convertible into shares of the Company's common stock at a price of $54.53 per share and require semi-annual interest payments beginning December 31, 2000, until the notes are due on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003. The notes are subordinated to the Company's senior secured debt including the Company's revolving credit facility and senior secured notes. On August 7, 2000, the underwriters fully exercised their over-allotment option resulting in the Company issuing an additional $22.5 million principal amount of convertible subordinated notes.

  (c) Unregistered Sales of Securities.

     Between March 31, 2000, and June 30, 2000, the Company completed nine acquisitions in which some or all of the consideration was unregistered securities of the Company. The aggregate consideration paid in these transactions was $46.5 million in cash and 981,903 shares of common stock. None of these acquisitions were affiliated with each other prior to acquisition by the Company.

     All securities listed on the following table were shares of common stock. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration. For all issuances, the purchasers were "accredited investors" as defined in Rule 501 promulgated pursuant to the Securities Act of 1933, as amended. All issuances were to the owners of businesses acquired in privately negotiated transactions or to UtiliCorp, not pursuant to public solicitation. The issuance to UtiliCorp was made pursuant to certain preemptive rights negotiated with UtiliCorp at the time of its initial investment in Series A Convertible Preferred Stock of the Company.

             NUMBER
               OF
DATE         SHARES                PURCHASERS                          CONSIDERATION
----         -------               ----------                          -------------
  4/10/00    133,934    One owner of Croce Electric          Acquisition of Croce Electric
                          Company, Inc.                        Company, Inc.
  4/16/00    209,546    Thirteen owners of Utilities         Acquisition of Utilities
                          Construction Co., Inc.               Construction Co.
  4/20/00    208,995    UtiliCorp United Inc.                $5,139,619.88
  4/28/00    220,697    Five owners of Eastern               Acquisition of Eastern
                          Communications Corp.                 Communications Corp.
   5/5/00    142,507    One owner of Southeast Pipeline      Acquisition of Southeast Pipeline
                          Construction, Inc. and               Construction, Inc. and
                          Southeast Pipeline Management        Southeast Pipeline Management
                          Corporation                          Corporation
   6/1/00     68,849    Two owners of Kuenzi                 Acquisition of Kuenzi
                          Construction, Inc.                   Construction, Inc.
   6/8/00    121,878    Two owners of dot 05 Optical         Acquisition of dot 05 Optical
                          Communications, Inc.                 Communications, Inc.

             NUMBER
               OF
DATE         SHARES                PURCHASERS                          CONSIDERATION
----         -------               ----------                          -------------
  6/12/00      6,766    Two owners of Marlboro               Acquisition of Marlboro
                          Cablevision Constructors, Inc.       Cablevision Constructors, Inc.
  6/14/00     55,108    Four owners of NetCom Management     Acquisition of NetCom Management
                          Group, Inc.                          Group, Inc.
  6/15/00     22,618    Two owners of Great Western          Acquisition of Great Western
                          Enterprises, Inc.                    Enterprises, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of stockholders in Houston, Texas on May 24, 2000. The following sets forth matters submitted to a vote of stockholders at the annual meeting:

          (a) Nine members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified. The following six individuals were elected to the Board of Directors by the holders of the common stock of the Company: James R. Ball, John R. Colson, John A. Martell, Gary A. Tucci, Michael T. Willis and John R. Wilson. The following two individuals were elected to the Board of Directors by the holders of the Series A Preferred Stock of the Company: Robert K. Green and James G. Miller. The holders of Limited Vote Common Stock of the Company elected Vincent D. Foster to the Board of Directors.

          Every director elected by the holders of common stock was elected by a vote of at least 51,132,219 shares, being more than a plurality of the outstanding shares cast for or against, with a maximum of 585,214 shares voting against and no broker non-votes. Messrs. Green and Miller were each elected by a vote of 1,860,000 shares of the Series A Preferred Stock, being more than a plurality of the outstanding shares of Series A Preferred Stock cast for or against, with no shares voted against or abstaining. Mr. Foster was elected by a vote of 1,684,047 shares of the Limited Vote Common Stock, being more than a plurality of the outstanding shares of Limited Vote Common Stock cast for or against, with no shares voted against or abstaining.

          (b) The stockholders approved the proposal to exchange shares of the Company's common stock held by UtiliCorp for shares of the Company's Series A Preferred Stock, and to amend the Certificate of Designation of the Company's Series A Preferred Stock so as to have sufficient shares of Series A Preferred Stock to effect the exchange and to decrease the amount per share on which dividends are calculated for the Series A Preferred Stock. The stockholders approved the proposal with a vote of (i) 47,573,845 votes of the Series A Preferred Stock, common stock, and Limited Vote Common Stock voting together, representing a majority of the aggregate votes entitled to be cast by the holders of all issued and outstanding shares of Series A Preferred Stock, common stock and Limited Vote Common Stock, (ii) 38,273,845 votes of the common stock and Limited Vote Common Stock voting together, representing a majority of the aggregate votes entitled to be cast by the holders of all issued and outstanding shares of common stock and Limited Vote Common Stock, and (iii) 9,300,000 votes of the Series A Preferred Stock, voting as a separate class, representing a majority of the aggregate votes entitled to be cast by the holder of all issued and outstanding shares of Limited Vote Common Stock. Holders of 926,542 shares of common stock voted against this proposal and holders of 85,718 shares of common stock abstained on this proposal.

          (c) The stockholders approved the proposal to amend the Company's 1997 Stock Option Plan to include the Company's Limited Vote Common Stock and Series A Preferred Stock in the definition of "stock" with holders of shares representing 43,393,797 votes voting for the proposal, representing a majority of all votes cast for or against the proposal, with holders of 3,708,923 shares of common stock voting against the proposal and holders of 90,036 shares of common stock abstaining on the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
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

Dated: August 14, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER          DESCRIPTION
        -------          -----------
          27.1           -- Financial data schedule