Form 10-Q
period 2000-09-30
QUANTA SERVICES INC
filed 2000-11-14
CIK 1050915

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     55,345,273 shares of Common Stock were outstanding as of November 9, 2000. As of the same date, 1,766,964 shares of Limited Vote Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................    1
  Consolidated Statements of Operations.....................    2
  Consolidated Statements of Cash Flows.....................    3
  Notes to Condensed Consolidated Financial Statements......    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    9
PART II. OTHER INFORMATION
Item 2. Changes in Securities...............................   13
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   13
Item 6. Exhibits and Reports on Form 8-K....................   14
Signature...................................................   15

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
                                                                               (UNAUDITED)

                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $   10,775      $   18,295
  Accounts receivable, net of allowance of $5,947 and
     $15,316................................................      253,881         411,958
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       45,963          65,525
  Inventories...............................................        8,741          15,569
  Prepaid expenses and other current assets.................       15,703          22,759
                                                               ----------      ----------
          Total current assets..............................      335,063         534,106
PROPERTY AND EQUIPMENT, net.................................      191,854         317,416
OTHER ASSETS, net...........................................        7,962          14,738
GOODWILL, net...............................................      624,757         846,230
                                                               ----------      ----------
          Total assets......................................   $1,159,636      $1,712,490
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    6,664      $   11,395
  Accounts payable and accrued expenses.....................      141,025         202,270
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       23,234          28,304
                                                               ----------      ----------
          Total current liabilities.........................      170,923         241,969
LONG-TERM DEBT, net of current maturities...................      150,308         228,632
CONVERTIBLE SUBORDINATED NOTES..............................       49,350         172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....       32,130          45,947
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized: Series A Convertible Preferred Stock,
     1,860,000 and 3,444,961 shares issued and outstanding,
     respectively...........................................           --              --
  Common Stock, $.00001 par value, 100,000,000 and
     300,000,000 shares authorized, respectively, 51,035,283
     and 55,229,490 shares issued and outstanding,
     respectively...........................................           --              --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 3,746,020 and 1,768,164 shares
     issued and outstanding, respectively...................           --              --
  Additional paid-in capital................................      675,106         850,990
  Retained earnings.........................................       81,819         172,452
                                                               ----------      ----------
          Total stockholders' equity........................      756,925       1,023,442
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $1,159,636      $1,712,490
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                           --------------------   ----------------------
                                                             1999        2000       1999         2000
                                                           --------    --------   --------    ----------
REVENUES.................................................  $271,788    $487,845   $593,388    $1,245,108
COST OF SERVICES (including depreciation)................   205,689     368,462    460,809       954,408
                                                           --------    --------   --------    ----------
         Gross profit....................................    66,099     119,383    132,579       290,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.............    23,604      36,040     53,481        99,506
MERGER RELATED CHARGES...................................        --          --      6,574(a)         --
GOODWILL AMORTIZATION....................................     3,186       5,337      6,911        14,164
                                                           --------    --------   --------    ----------
         Income from operations..........................    39,309      78,006     65,613       177,030
OTHER INCOME (EXPENSE):
  Interest expense.......................................    (5,129)     (6,928)   (10,790)      (17,871)
  Other, net.............................................       328         816      1,006         2,203
                                                           --------    --------   --------    ----------
INCOME BEFORE INCOME TAX PROVISION.......................    34,508      71,894     55,829       161,362
PROVISION FOR INCOME TAXES...............................    15,345      31,202     28,436(b)     70,031
                                                           --------    --------   --------    ----------
NET INCOME...............................................    19,163      40,692     27,393        91,331
DIVIDENDS ON PREFERRED STOCK.............................        25         234         25           698
                                                           --------    --------   --------    ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK..................  $ 19,138    $ 40,458   $ 27,368    $   90,633
                                                           ========    ========   ========    ==========
BASIC EARNINGS PER SHARE(c)..............................  $   0.38    $   0.64   $   0.61    $     1.53
                                                           ========    ========   ========    ==========
DILUTED EARNINGS PER SHARE(c)............................  $   0.34    $   0.53   $   0.57    $     1.23
                                                           ========    ========   ========    ==========
DILUTED EARNINGS PER SHARE BEFORE MERGER CHARGES(c)(d)...  $   0.34    $   0.53   $   0.71    $     1.23
                                                           ========    ========   ========    ==========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic(c)...............................................    49,821      63,351     44,655        59,410
                                                           ========    ========   ========    ==========
  Diluted(c).............................................    57,239      78,696     51,402        75,571
                                                           ========    ========   ========    ==========

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                             ---------------------   ---------------------
                                                               1999        2000        1999        2000
                                                             ---------   ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock..................  $  19,138   $  40,458   $  27,368   $  90,633
  Adjustments to reconcile net income attributable to
     common stock to net cash provided by operating
     activities --
     Depreciation and amortization.........................     10,526      14,972      23,290      40,377
     Gain on sale of property and equipment................        (45)       (249)       (198)       (192)
     Non-cash compensation charge for issuance of common
       stock (ESOP)........................................         --          --       5,319          --
     Deferred income tax provision.........................      1,099       3,652       1,313       5,998
     Preferred stock dividend..............................         25         234          25         698
     Changes in operating assets and liabilities, net of
       non-cash transactions --
     (Increase)decrease in --
       Accounts receivable, net............................    (15,129)    (29,173)    (47,222)    (96,164)
       Costs and estimated earnings in excess of billings
          on uncompleted contracts.........................     (9,790)    (10,811)    (21,821)    (11,419)
       Inventories.........................................         94      (3,436)     (1,672)     (6,680)
       Prepaid expenses and other current assets...........      1,565        (156)        949          37
     Increase (decrease) in --
       Accounts payable and accrued expenses...............     17,534       3,171      43,925      14,735
       Billings in excess of costs and estimated earnings
          on uncompleted contracts.........................      2,366       3,990         332       3,823
       Other, net..........................................        168        (438)      1,192        (375)
                                                             ---------   ---------   ---------   ---------
          Net cash provided by operating activities........     27,551      22,214      32,800      41,471
                                                             ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment.............      1,047         301       1,528       1,186
  Additions of property and equipment......................    (24,859)    (21,881)    (49,742)    (65,203)
  Cash paid for acquisitions, net of cash acquired.........    (84,766)   (128,827)   (259,811)   (214,486)
  Net proceeds from sale of business.......................         --          --          --       2,410
                                                             ---------   ---------   ---------   ---------
          Net cash used in investing activities............   (108,578)   (150,407)   (308,025)   (276,093)
                                                             ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit.....    (83,884)    (85,760)     29,881    (138,946)
  Proceeds from other long-term debt.......................        247     232,588       3,608     384,270
  Payments on other long-term debt.........................    (10,239)     (5,984)    (33,049)    (23,059)
  Debt issuance costs......................................         --      (5,854)     (1,659)     (7,958)
  Issuances of stock, net of offering costs................    182,179       8,696     283,298      18,069
  Exercise of stock options................................      1,219         429       2,587       9,766
                                                             ---------   ---------   ---------   ---------
          Net cash provided by financing activities........     89,522     144,115     284,666     242,142
                                                             ---------   ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................      8,495      15,922       9,441       7,520
CASH AND CASH EQUIVALENTS, beginning of period.............      4,192       2,373       3,246      10,775
                                                             ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period...................  $  12,687   $  18,295   $  12,687   $  18,295
                                                             =========   =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
     Interest..............................................  $   6,788   $   6,207   $  10,245   $  13,453
     Income taxes..........................................      4,805      20,814      15,117      58,069

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

     Since its inception and through 1999, Quanta acquired 52 businesses. The Company has acquired 20 additional businesses through September 30, 2000 for an aggregate consideration of 3.3 million shares of common stock and $218.3 million in cash. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
respective purchase price paid for the companies acquired during the latest 12 months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

  Self-Insurance

     As of August 1, 2000, the Company entered into agreements to insure the Company for workers' compensation, employer's liability, auto liability and general liability, subject to a deductible of $500,000 per accident or occurrence. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

2. PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 2000 is illustrated below (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       2000      1999      2000
                                                 --------   --------   -------   -------
NET INCOME:
  Net income for basic earnings per
     share -- income attributable to common
     stockholders..............................  $19,138    $40,458    $27,368   $90,633
  Effect of Convertible Subordinated Notes
     under the "if converted"
     method -- interest expense addback, net of
     taxes.....................................      554        847      1,662     1,838
  Dividends on Preferred Stock.................       25        234         25       698
                                                 -------    -------    -------   -------
          Net income for diluted earnings per
            shares.............................  $19,717    $41,539    $29,055   $93,169
                                                 =======    =======    =======   =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic
     earnings per share........................   49,821     63,351     44,655    59,410
  Effect of dilutive stock options.............    1,024      2,529      1,022     2,459
  Effect of Convertible Subordinated Notes
     under the "if converted"
     method -- weighted convertible shares
     issuable..................................    5,383      2,482      5,383     4,055
  Effect of conversion of Preferred Stock into
     common stock -- weighted convertible
     shares issuable...........................    1,011     10,334        342     9,647
                                                 -------    -------    -------   -------
  Weighted average shares outstanding for
     diluted earnings per share................   57,239     78,696     51,402    75,571
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods. In addition, during the first quarter of 1999, a non-cash, non-recurring tax charge of $677,000 was recorded as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction.

4. NEW ACCOUNTING PRONOUNCEMENTS:

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 reflects the basic principles of revenue recognition in existing U.S. generally accepted accounting principles. SAB 101 does not supersede any existing authoritative literature. Management has reviewed the staff's views presented in SAB 101 and does not believe the adoption of SAB 101 will have a material impact on the financial position or results of operations of the Company.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is required to be adopted for fiscal years beginning after June 15, 2000. Management has reviewed the provisions of the statement and does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

5. DEBT:

  Credit Facility

     We currently have a $350 million credit facility with 14 banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 7.69% at September 30, 2000) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 9.5% at September 30, 2000) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratio covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of September 30, 2000, there were no amounts borrowed under the credit facility, and the Company had $6.3 million of letters of credit outstanding, resulting in a borrowing availability of $343.7 million under the credit facility.

  Senior Secured Notes

     In March 2000, the Company closed a senior secured notes private placement primarily with insurance companies for $150.0 million. In September 2000, the Company issued $60.0 million of additional notes for an aggregate total of $210.0 million. The senior secured notes have maturities ranging from five to ten years with a weighted average interest rate of 8.41% and rank pari passu in right of repayment to Quanta's credit facility. The senior secured notes have financial covenants similar to the credit facility. Proceeds from the private placements were used to reduce outstanding borrowings under the credit facility.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Convertible Subordinated Notes

     On July 19, 2000, the Company issued $150.0 million of convertible subordinated notes, plus an additional $22.5 million on August 7, 2000 which represents the exercise of the underwriters' over-allotment option. Net proceeds from the offering were used to repay outstanding indebtedness under the credit facility. The convertible subordinated notes bear interest at 4.0% and are convertible into shares of the Company's common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes are due on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003.

6. SERIES A CONVERTIBLE PREFERRED STOCK:

     In September 1999, the Company entered into a securities purchase agreement with UtiliCorp pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186.0 million, before transaction costs. In September 2000, UtiliCorp converted 7,924,805 shares of common stock into an additional 1,584,961 shares of Series A Convertible Preferred Stock at a rate of one share of Series A Convertible Preferred Stock for five shares of common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders of Series A Convertible Preferred Stock will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is greater than $20.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is equal to or less than $20.00, then the preferred dividend may, at the option of UtiliCorp, be adjusted to the then "market coupon rate," which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace UtiliCorp's investment in the Company.

     UtiliCorp is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible. Subject to certain limitations, UtiliCorp will be entitled to elect three of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of UtiliCorp, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances. Also in certain circumstances, UtiliCorp had the right to purchase additional securities from the Company to maintain the percentage ownership of the Company represented by the Series A Convertible Preferred Stock. During the nine months ended September 30, 2000, UtiliCorp purchased 519,182 shares of common stock pursuant to these rights. In October 2000, UtiliCorp's right to purchase additional securities from the Company to maintain a percentage ownership of the Company represented by the Series A Convertible Preferred Stock terminated.

7. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the telecommunications, cable and electric power industries, including

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by several of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above. Certain reclassifications have been made to the prior period in order to conform to the current period.

                                                                      NINE MONTHS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                             -----------------------------
                                                                 1999            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS)
Telecommunications........................................     $221,288       $  525,536
Cable television..........................................       44,041          204,994
Electric power............................................      211,464          349,260
Ancillary.................................................      116,595          165,318
                                                               --------       ----------
                                                               $593,388       $1,245,108
                                                               ========       ==========

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

     In addition to the strategic alliance agreement, the Company entered into a management services agreement with UtiliCorp in September 1999. Under the management services agreement, to the extent mutually agreed upon by the parties, UtiliCorp will provide advice and services including financing activities; corporate strategic planning; research on the restructuring of the utility industries; the development, evaluation and marketing of the Company's products, services and capabilities; identification of and evaluation of potential acquisition candidates and other merger and acquisition advisory services; and other services that the board of directors may reasonably request. In consideration of the advice and services rendered by UtiliCorp, the Company will pay UtiliCorp on a quarterly basis in arrears a fee of $2,325,000. The management services agreement has a term of six years. The Company has the right to terminate the management services agreement at any time if, in the reasonable judgment of the board of directors, changes in the nature of the relationship between the Company and UtiliCorp make effective provision of the services to be provided unlikely. As of September 30, 2000, payments owed to UtiliCorp under this arrangement were approximately $9.6 million.

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

     Costs of services consist primarily of salaries and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, materials, parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict material costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance and, as of August 1, 2000, we have a deductible of $500,000 per occurrence related to workers' compensation, automobile and general liability claims. Fluctuations in insurance accruals related to these deductibles could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                     -----------------------------------   -------------------------------------
                                           1999               2000               1999                2000
                                     ----------------   ----------------   ----------------   ------------------
                                                               (DOLLARS IN THOUSANDS)
Revenues...........................  $271,788   100.0%  $487,845   100.0%  $593,388   100.0%  $1,245,108   100.0%
  Cost of services (including
    depreciation)..................   205,689    75.7    368,462    75.5    460,809    77.7      954,408    76.7
                                     --------   -----   --------   -----   --------   -----   ----------   -----
  Gross profit.....................    66,099    24.3    119,383    24.5    132,579    22.3      290,700    23.3
  Selling, general and
    administrative expenses........    23,604     8.7     36,040     7.4     53,481     9.0       99,506     8.0
  Merger related charges...........        --      --         --      --      6,574     1.1           --      --
  Goodwill amortization............     3,186     1.1      5,337     1.1      6,911     1.1       14,164     1.1
                                     --------   -----   --------   -----   --------   -----   ----------   -----
         Income from operations....    39,309    14.5     78,006    16.0     65,613    11.1      177,030    14.2
  Interest expense.................    (5,129)   (1.9)    (6,928)   (1.4)   (10,790)   (1.8)     (17,871)   (1.4)
  Other income, net................       328     0.1        816     0.1      1,006     0.1        2,203     0.1
                                     --------   -----   --------   -----   --------   -----   ----------   -----
  Income before income tax
    provision......................    34,508    12.7     71,894    14.7     55,829     9.4      161,362    12.9
  Provision for income taxes.......    15,345     5.6     31,202     6.4     28,436     4.8       70,031     5.6
                                     --------   -----   --------   -----   --------   -----   ----------   -----
         Net income................  $ 19,163     7.1%  $ 40,692     8.3%  $ 27,393     4.6%  $   91,331     7.3%
                                     ========   =====   ========   =====   ========   =====   ==========   =====

  Consolidated Results for the Three and Nine Months Ended September 30, 1999, Compared to the Three and Nine Months Ended September 30, 2000.

     Revenues. Revenues increased $216.1 million and $651.7 million, or 79.5% and 109.8% to $487.8 million and $1.2 billion for the three and nine months ended September 30, 2000. This increase was primarily attributable to revenues of $92.1 million and $151.1 million for the three and nine months ended September 30, 2000 from platform companies acquired subsequent to September 30, 1999 which continued to exist as separate reporting subsidiaries, as well as a full period of contributed revenues for the nine months ended September 30, 2000 for those companies acquired through September 30, 1999. In addition, we have experienced strong growth in key business areas as a result of greater demand for bandwidth, increased outsourcing, deregulation and industry convergence.

     Gross profit. Gross profit increased $53.3 million and $158.1 million, or 80.6% and 119.3%, to $119.4 million and $290.7 million for the three and nine months ended September 30, 2000. As a percentage of revenues, gross margin increased from 24.3% for the three months ended September 30, 1999 to 24.5% for the three months ended September 30, 2000. Gross margin increased from 22.3% for the nine months ended September 30, 1999 to 23.3% for the nine months ended September 30, 2000. This increase in our gross margin for the nine months ended September 30, 2000 resulted from a shift in our revenue mix to higher margin cable television and telecommunications services. We also experienced improved margins in our electric power network services as a result of better asset utilization and more favorable pricing.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.4 million and $46.0 million, or 52.7% and 86.1%, to $36.0 million and $99.5 million for the three and nine months ended September 30, 2000. Of this increase, $6.5 million and $11.3 million for the three and nine months ended September 30, 2000, respectively, was attributable to the platform companies we acquired subsequent to September 30, 1999. Selling, general and administrative expenses also included a full period of costs in 2000 associated with those companies acquired during the first nine months of 1999. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses decreased due to better absorption of the fixed component of overhead costs by the higher level of revenues.

     Interest expense. Interest expense increased $1.8 million and $7.1 million, or 35.1% and 65.6%, to $6.9 million and $17.9 million for the three and nine months ended September 30, 2000 due to higher levels of debt resulting from the acquisitions of the companies we purchased subsequent to September 30, 1999. In addition, we borrowed funds under our credit facility for equipment purchases and other operating activities in connection with the addition of certain of the companies purchased subsequent to September 30, 1999 and to support higher levels of revenue. These increases were partially offset by lower interest rates on the convertible subordinated notes issued in July 2000 than those converted in June 2000.

     Provision for income taxes. The provision for income taxes was $70.0 million for the nine months ended September 30, 2000 with an effective tax rate of 43.4% compared to $28.4 million for the nine months ended September 30, 1999 and an effective tax rate of 50.9%. In 1999, the provision reflects the non-deductibility of the merger related charges and a non-cash non-recurring tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling-of-interest transaction from an S corporation to a C corporation.

     Net Income. Net income increased $21.5 million and $63.9 million, or 112.3% and 233.4%, to $40.7 million and $91.3 million for the three and nine months ended September 30, 2000 compared to $19.2 million and $27.4 million for the three and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had cash and cash equivalents of $18.3 million, working capital of $292.1 million and long-term debt of $228.6 million, net of current maturities, with no amounts borrowed under the credit facility. We had $6.3 million of letters of credit outstanding under the credit facility. In addition, we had $172.5 million of Convertible Subordinated Notes.

     During the nine months ended September 30, 2000, operating activities provided net cash flow of $41.5 million. Changes in working capital accounts are affected by the acquisitions throughout the year and as such are not comparable to prior periods. We used net cash in investing activities of $276.1 million, including $214.5 million used for the purchase of businesses, net of cash acquired. Financing activities provided a net cash flow of $242.1 million, resulting primarily from $210.0 million from the private placement of senior secured notes and the issuance of $172.5 million of Convertible Subordinated Notes, partially offset by $138.9 million in repayments of our credit facility.

     We currently have a $350 million credit facility with 14 banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We owe commitment fees of 0.25% to 0.50% (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of November 9, 2000 we had no outstanding borrowings under the credit facility and $17.0 million of letters of credit outstanding, resulting in a borrowing availability of $333.0 million under the revolving credit facility.

     In September 1999, we issued 1,860,000 shares of Series A Convertible Preferred Stock to UtiliCorp for an initial investment of $186.0 million, before transaction costs. The Series A Convertible Preferred Stock bears a dividend rate of 0.5% per annum and is convertible into common stock at any time at the option of UtiliCorp at $20.00 per share, subject to customary adjustments for certain dilutive events. We used the net proceeds from the investment to reduce outstanding borrowings under our credit facility.

     We also entered into a management services agreement in September 1999 with UtiliCorp for advice and services including financing activities; corporate strategic planning; research on the restructuring of the power industries; the development, evaluation and marketing of our products, services and capabilities; identification of and evaluation of potential U.S. acquisition candidates and other merger and acquisition advisory services; and other services that we may reasonably request. In consideration of the advice and services rendered by UtiliCorp, we agreed to pay UtiliCorp, on a quarterly basis in arrears, a fee of $2,325,000. The UtiliCorp management services agreement lasts for six years, but can be extended by mutual agreement of the parties. We have the right to terminate the management services agreement at any time if, in our reasonable judgment, changes in the nature of our relationship with UtiliCorp make effective provision of the services to be provided unlikely.

     In March 2000, we closed a private placement of senior secured notes primarily with insurance companies for $150.0 million. In September 2000, the Company issued $60.0 million of additional notes for an aggregate total of $210.0 million. The senior secured notes have maturities ranging from five to ten years with a weighted average interest rate of 8.41% and, pursuant to an intercreditor agreement, rank pari passu in right of repayment with our credit facility indebtedness. The senior secured notes have financial covenants similar to the credit facility. We used the proceeds from this private placement to reduce outstanding borrowings under the credit facility.

     On July 19, 2000, we issued $150.0 million of convertible subordinated notes, plus an additional $22.5 million on August 7, 2000 which represents the exercise of the underwriters' over-allotment option. We used the net proceeds from the offering to repay outstanding indebtedness under the credit facility. The convertible subordinated notes bear interest at 4.0% and are convertible into shares of common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes are due on July 1, 2007. We have the option to redeem the notes beginning July 3, 2003.

     Between January 1, 2000 and September 30, 2000, we acquired 20 companies for an aggregate consideration of 3.3 million shares of common stock and $218.3 million in cash. The cash portion of such consideration was provided by borrowings under our senior notes credit facility. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

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

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES

  (b) Registered Sales of Securities

     On July 19, 2000, the Company sold $150 million principal amount of 4% Convertible Subordinated Notes due 2007 in an underwritten public offering. The Convertible Subordinated Notes are convertible into shares of the Company's common stock at a price of $54.53 per share and require semi-annual interest payments beginning December 31, 2000, until the notes are due on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003. The notes are subordinated to the Company's senior secured debt including the Company's revolving credit facility and senior secured notes. On August 7, 2000, the underwriters fully exercised their over-allotment option resulting in the Company issuing an additional $22.5 million principal amount of Convertible Subordinated Notes.

  (c) Unregistered Sales of Securities.

     On September 11, 2000, the Company sold $60 million principal of senior secured notes with maturities of five to ten years and a weighted average interest rate of 8.13%. The senior secured notes require semi-annual interest payments beginning March 1, 2001, until the notes are due. The senior secured notes are pari passu to the Company's revolving credit facility and other senior secured notes. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration as all the purchasers were "accredited investors" as defined in Rule 501 promulgated pursuant to the Securities Act of 1933, as amended.

     Between July 1, 2000, and September 30, 2000, the Company completed four acquisitions in which some or all of the consideration was unregistered securities of the Company. The aggregate consideration paid in these transactions was $64.4 million in cash and 715,707 shares of common stock. None of these acquisitions were affiliated with each other prior to acquisition by the Company.

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

          NUMBER OF
DATE       SHARES                  PURCHASERS                         CONSIDERATION
----      ---------                ----------                         -------------
07/01/00    21,297    7 owners of Tjader & Highstrom, Inc. Acquisition of Tjader & Highstrom,
                                                             Inc.
08/01/00    50,245    2 owners of Logical Link, Inc.       Acquisition of Logical Link, Inc.
08/14/00   124,013    UtiliCorp United Inc.                $6,004,173.56
08/23/00    21,943    1 owner of Pinnacle Construction,    Acquisition of Pinnacle
                        Inc.                                 Construction, Inc.
08/29/00   622,222    3 owners of Mears Group, Inc.        Acquisition of Mears Group, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of stockholders in Houston, Texas on September 15, 2000. At the special meeting the stockholders approved the proposal to increase the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares. The stockholders approved the proposal with a vote of (i) 57,320,887 votes of the Series A Preferred Stock, common stock, and Limited Vote Common Stock voting together, representing a majority of the aggregate votes entitled to be cast by holders of all issued and outstanding shares of Series A Preferred Stock, common stock and Limited Vote Common Stock, voting together, (ii) 47,898,462 votes of the common stock, voting as a separate class, representing a majority of the aggregate votes entitled to be cast by holders of all issued and outstanding shares of common stock, and (iii) 9,300,000 votes of the Series A Preferred Stock, voting as a separate class, representing a majority of the aggregate votes entitled to be cast by the holder of all issued and outstanding shares of Series A Preferred Stock. Holders of 3,549,412 shares of common stock voted against this proposal and holders of 271,717 shares of common stock abstained on this proposal. Holders of 365,091 shares of Limited Vote Common Stock voted against this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.2           -- Amended and Restated Bylaws
          10.2           -- Amended and Restated 1997 Stock Option Plan
          27.1           -- Financial data schedule

     (b) Reports on Form 8-K.

     On July 12, 2000, the Company filed a current report on Form 8-K regarding certain acquisitions by the Company.

     On July 26, 2000, the Company filed a current report on Form 8-K regarding the issuance of 4% Convertible Subordinated Notes.

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

                                            QUANTA SERVICES, INC.

                                            By:    /s/ DERRICK A. JENSEN
                                              ----------------------------------
                                                      Derrick A. Jensen
                                                Vice President, Controller and
                                                   Chief Accounting Officer

Dated: November 14, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.2           -- Amended and Restated Bylaws
          10.2           -- Amended and Restated 1997 Stock Option Plan
          27.1           -- Financial data schedule