Form 10-K
period 2000-12-31
QUANTA SERVICES INC
filed 2001-04-02
CIK 1050915

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

MARK ONE          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]             OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (713) 629-7600
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                                NAME OF EXCHANGE ON WHICH REGISTERED
                  -------------------                                ------------------------------------
            Common Stock, $.00001 par value                                New York Stock Exchange
          (including rights attached thereto)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on such date, was approximately $649.9 million (for purposes of calculating these amounts, only directors, officers and beneficial owners of 5% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

     As of March 15, 2001, the number of shares of the Common Stock of the Registrant outstanding was 57,706,042.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 24, 2001, are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             QUANTA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
          PART I......................................................     1
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders.........    12

          PART II.....................................................    12
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................    12
Item 6.   Selected Financial Data.....................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    21
Item 8.   Financial Statements and Supplementary Data.................    22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    46

          PART III....................................................    46
Item 10.  Directors and Executive Officers of the Registrant..........    46
Item 11.  Executive Compensation......................................    46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    46
Item 13.  Certain Relationships and Related Transactions..............    46

          PART IV.....................................................    46
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    46

                                     PART I

ITEM 1. BUSINESS

     All share amounts and per share amounts in this report have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000.

GENERAL

     Quanta is a leading provider of specialized contracting services, offering end-to-end network solutions to the telecommunications, electric power and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. The Internet and the resulting explosive growth in demand for increased bandwidth, coupled with deregulation, increased outsourcing by our customers and the convergence of the telecommunications, electric power and cable television industries have resulted in significant growth in demand for our services. This growth in demand is evidenced by our strong internal revenue growth. Operating units we owned at December 31, 2000 had aggregate revenues on a combined pro forma basis of $2.0 billion in 2000 compared to $1.5 billion in 1999, representing pro forma internal revenue growth of 33%. To leverage the growth in demand for our services, we have made strategic acquisitions to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers' evolving needs. Quanta was organized in the state of Delaware in 1997.

     We currently have offices in 40 states providing us the presence and capability to quickly, reliably and effectively complete turnkey projects nationwide. We work for many of the leading companies in the industries we serve.

     Representative customers include:

            - Adelphia Communications
            - AOL Time Warner
            - AT&T
            - Carolina Power & Light
            - CenturyTel
            - Charter Communications
            - Enron
            - Entergy
            - Georgia Power
            - Nevada Power
            - Pacific Bell
            - Puget Sound Energy
            - Qwest
            - Sprint PCS
            - UtiliCorp United
            - Velocita
            - Verizon
            - Williams Communications

Our reputation for speed, performance, geographic reach and comprehensive service offering has also enabled us to develop profitable strategic alliances with customers such as Enron and UtiliCorp.

INDUSTRY OVERVIEW

     Based on our review of industry sources, we estimate that network infrastructure spending by telecommunications, electric power and cable television providers was more than $45 billion in 2000 and will continue to grow. We believe the following trends are fueling growth in our business:

     Industry Convergence. Deregulation and demand for increased bandwidth has encouraged local and long distance telecommunications, electric power and cable television providers to leverage their rights-of-way and other existing assets to deliver comprehensive, value-added services to their customer base. For instance, according to the Edison Electric Institute, over half of the investor owned electric utilities have a telecommunications related subsidiary as part of their corporate structure. As business lines between traditional telecommunications, electric power and cable television markets continue to blur, our target customers are increasingly seeking single-source providers who have expertise in fiber optic, coaxial, copper and energized power networks.

     Increasing Need to Upgrade Electric Power Transmission and Distribution Networks. We believe that the aging of many electric power networks and the increase in competition in the electric power industry will continue to spur increased investment in electric power transmission and distribution networks. As competition gives consumers and businesses more choice as to their provider of electric power, we believe that concerns about power quality and reliability will result in increased investment in transmission and distribution infrastructure. Additionally, as deregulation accelerates the selling of electricity across regional networks, capacity and reliability will become even more important.

     Increased Outsourcing. Competitive pressures on telecommunications, electric power and cable television providers caused by deregulation and an increased focus on core competencies have caused an acceleration of outsourcing of network services. For instance, although investor owned utilities have increased the services they provide and the amount of power generated, total employment at these companies has declined dramatically in the last decade due, in part, to increased outsourcing. Outsourcing network services reduces costs, provides flexibility in budgets and improves service and performance for many of our customers.

     Increased Demand for Comprehensive End-to-End Solutions. We believe that telecommunications, electric power and cable television companies will seek service providers who can rapidly and effectively design, install and maintain their networks and continue to meet their needs as they enter new geographic and product markets. The strategic and financial value to these companies of geographically expanded and technologically improved networks has caused them to place a premium on the provision of quick and reliable turnkey network solutions within increasingly challenging scale, time and complexity constraints. Accordingly, they are partnering with fewer proven full-service network providers with broad geographic reach, financial capability and technical expertise.

     Deregulation. Deregulation of the telecommunications markets has spurred significant additional investment by cable television companies, local exchange carriers and long distance companies as they seek to protect and expand their customer bases. Electric power companies have responded to deregulation of the utility markets by seeking new lines of business and innovative methods to reduce their costs. The movement from a regulated business environment to an environment exposed to market forces has led our customers to increase outsourcing of non-core activities, particularly network development, and has facilitated the convergence of the telecommunications, electric power and cable television industries.

     Increased Demand for Bandwidth. To meet the increasing demand for bandwidth required for video, voice and data transmission, existing telecommunications and cable television providers must expand and upgrade their networks. Cable and DSL residential broadband subscriptions are projected to grow at a compound annual growth rate of 63% between 2000 and 2004. In addition, many new entrants into the local and long distance telephone, Internet and cable television markets have an immediate need to install and expand their networks to be competitive.

STRATEGY

     The key elements of our growth strategy are:

     Focus on Internal Growth and Integration. We believe we can continue our strong internal revenue growth by providing our customers comprehensive end-to-end solutions for their infrastructure needs. Our operating units cooperate to spread their best practices and innovative technology and they share equipment and human resources. Accordingly, each operating unit is well-positioned to deepen its relationship with current customers and develop relationships with new customers. By cross-selling the capabilities of our operating units, we offer our customers cost-effective, turnkey solutions to their network needs.

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

     Focus on Expanding Operating Efficiencies. In 2000, we maintained strong gross margins and, excluding merger and special charges, experienced increases in our operating income and net income margins. We intend to:

     - continue to focus on growth in our more profitable services;

     - combine overlapping operations of certain of the businesses we acquire;

     - use our assets more efficiently;

     - increase our purchasing power to gain volume discounts in areas such as vehicles and equipment, materials, marketing, bonding, employee benefits and insurance;

     - share pricing, bidding, licensing and other business practices among our operating units; and

     - develop and expand the use of management information systems to facilitate financial control and asset allocation.

     Pursue Strategic Acquisitions. We plan to continue to pursue acquisitions of profitable companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. Disciplined acquisitions allow us to cost-effectively meet our strategic needs. Between our initial public offering in February 1998 and December 31, 2000, we successfully integrated 77 acquisitions. We expect that there will continue to be a large number of attractive acquisition candidates due to the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners of acquisition candidates for liquidity. We believe that our financial strength and experienced management will be attractive to acquisition candidates.

SERVICES

     We design, install and maintain networks for the telecommunications, electric power and cable television industries as well as commercial, industrial and governmental entities.

     Telecommunications Network Services. We provide a variety of end-to-end services to the telecommunications industry, which generated 43% of our pro forma combined revenues for the year ended December 31, 2000. Our telecommunications network services include:

     - fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

     - design, construction and maintenance of DSL networks;

     - engineering and erection of cellular, digital, PCS(R), microwave and other wireless communications towers;

     - design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, regional Bell operating companies and long distance providers;

     - trenching and plowing applications;

     - horizontal directional boring;

     - rock saw, rock wheel and rock trench capabilities;

     - vacuum excavation services;

     - splicing and testing of fiber optic and copper networks; and

     - cable locating.

     Electric Power Network Services. We provide a variety of end-to-end services to the electric power industry, which generated 29% of our pro forma combined revenues for the year ended December 31, 2000. These services include:

     - installation, repair and maintenance of electric transmission lines ranging in capacity from 69,000 volts to 760,000 volts;

     - installation, repair and maintenance of electric power distribution networks;

     - design and construction of IPP transmission and substation facilities;

     - design and construction of substation projects;

     - installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

     - installation and maintenance of joint trench natural gas distribution systems;

     - trenching and horizontal boring for underground installations;

     - cable and fault locating; and

     - storm damage restoration work.

     Cable Television Network Services. We provide a variety of end-to-end services to the cable television industry, which generated 15% of our pro forma combined revenues for the year ended December 31, 2000. Our cable television network services include:

     - fiber optic and coaxial cable installation and maintenance for voice, video and data transmission;

     - system design and installation;

     - upgrading power and telecommunications infrastructure for cable installations;

     - system splicing, balance, testing and sweep certification; and

     - residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services.

     Ancillary Services. We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, which generated 13% of our pro forma combined revenues for the year ended December 31, 2000. These services include:

     - installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

     - installation of cable and control systems for light rail lines, airports and highways;

     - design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

     - provision of specialty rock trenching, directional boring and road milling for industrial and commercial customers;

     - installation and maintenance of natural gas transmission and distribution systems; and

     - provision of cathodic protection design and installation services.

For additional discussion concerning the revenues derived from these services, see Notes to Consolidated Financial Statements.

CUSTOMERS, STRATEGIC ALLIANCES AND PREFERRED PROVIDER RELATIONSHIPS

     Our customers include telecommunications, electric power and cable television companies, as well as commercial, industrial and governmental entities. Telecommunications companies, in the aggregate, represent our largest customer base. Our 10 largest customers accounted for 28% of our pro forma revenues in 2000.

     Management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our management is incentivized to cross-sell additional services of other operating units to their customers. In addition, our corporate marketing staff promotes and markets our services for prospective large national accounts and projects that require services from multiple business units. Many of our customers and prospective customers have qualification procedures for approved bidders or vendors based upon the satisfaction of particular performance and safety standards set by the customer. These customers typically maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. We strive to maintain our status as a preferred or qualified vendor to such customers.

     We believe that our strategic relationships with large providers of telecommunications services and electric power providers will offer opportunities for future growth. In September 1999, UtiliCorp invested $186.0 million in Quanta and agreed to use Quanta as a preferred contractor in outsourced transmission and distribution infrastructure construction and maintenance and natural gas distribution construction and maintenance in all areas serviced by Quanta. In October 1998, in connection with a $49.4 million investment in Quanta, we entered into a strategic alliance agreement with an affiliate of Enron regarding the design, construction and maintenance of electric power transmission and distribution systems and fiber optic communications systems.

     We also maintain strategic alliance agreements and preferred provider relationships with several leading companies in the telecommunications and electric power industries. Strategic alliances are typically agreements for periods of approximately two to four years that may include an option to add a one to two year extension at the end of a contract. Many of the strategic alliance agreements we have secured are "evergreen" contracts with exclusivity clauses providing that Quanta will be awarded all contracts, or a right of first refusal, for a certain type of work or in a certain geographic region. None of these contracts, however, guarantees a specific dollar amount of work to be performed by Quanta. Preferred provider agreements typically indicate an intention to work together and many provide us with preferential bidding procedures. Certain of our strategic alliances and preferred provider relationships are listed in the following table:

                                                              START OF RELATIONSHIP
RELATIONSHIP                                                   WITH OPERATING UNIT
- ------------                                                  ---------------------
Everest Connections.........................................          2000
UtiliCorp...................................................          1999
Georgia Power Company.......................................          1999
Enron.......................................................          1998
American Electric Power Communications......................          1998
Avista......................................................          1996
Entergy.....................................................          1995
Century Telephone...........................................          1993
Imperial Irrigation District................................          1990
Nevada Power Company........................................          1989
MidAmerican Energy Corp. ...................................          1988
Western Resources...........................................          1979
Kansas City Power & Light...................................          1978
Intermountain R.E.A. .......................................          1953

ACQUISITIONS

     During 2000, we acquired 25 network service or related businesses which, when combined with our existing operations, resulted in pro forma combined revenues for the year ended December 31, 2000 of $2.0 billion. We acquired these 25 businesses for a combined consideration of $282.4 million in cash and 4.4 million shares of our common stock.

     We have developed a set of financial, geographic and management criteria for the evaluation of acquisition candidates. These criteria evaluate a variety of factors, including:

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

EMPLOYEES

     As of December 31, 2000, Quanta had 1,684 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and approximately 11,576 hourly employees, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. We do not anticipate any overall reductions in staff as a result of the consolidation of the businesses we acquire, although there may be some job realignments and new assignments in an effort to eliminate overlapping and redundant positions.

     Approximately 29% of our employees at December 31, 2000, were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers, or IBEW. Under our agreements with our unions, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

     Each of our operating units provides a variety of health, welfare and benefit plans for their employees who are not covered by collective bargaining agreements. Quanta has adopted a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching contributions of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary. Quanta also has an employee stock purchase plan which provides that eligible employees may contribute up to 10% of their cash compensation, up to $25,000 annually, toward the semi-annual purchase of our common stock at a discounted price. Over 2,200 of our employees participated in the employee stock purchase plan during the year ended December 31, 2000.

     Our industry, like many industries, is experiencing a shortage of skilled workers. In response to the shortage, Quanta seeks to take advantage of various IBEW and National Electrical Contractors Association, or NECA, referral programs and hire graduates of the joint IBEW/NECA apprenticeship program for training qualified electrical workers.

     We believe our relationships with our employees and union representatives are good.

TRAINING, QUALITY ASSURANCE AND SAFETY

     Performance of Quanta's services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. We perform on-site services using employees who have completed our applicable safety and training programs. Our policies require that employees complete the prescribed training and service program of the operating unit for which they work in addition to those required, if applicable, by NECA and the IBEW prior to performing more sophisticated and technical jobs. For example, all journeymen linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating unit requires additional training, depending upon the sophistication and technical requirements of each particular job. We are in the process of establishing company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing "best practices" throughout our operations.

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

COMPETITION

     The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other independent contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that have greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit contractors such as us. There can be no assurance, however, that Quanta's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to Quanta's services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including telecommunications, electric power and cable television companies, that employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

RISK MANAGEMENT, INSURANCE AND PERFORMANCE BONDS

     The primary risks in our operations are bodily injury and property damage. As of August 1, 2000, we entered into agreements to insure Quanta for workers' compensation, employer's liability, auto liability and general liability, subject to a deductible of $500,000 per accident or occurrence. Losses up to the deductible amounts are accrued based upon Quanta's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

     Contracts in the telecommunications, electric power and cable television industries may require performance bonds or other means of financial assurance to secure contractual performance. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.

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

     The Industries We Serve Are Subject to Rapid Technological and Structural Changes That Could Reduce the Demand for the Services We Provide. The telecommunications, electric power and cable television industries are undergoing rapid change as a result of technological advances and deregulation that could in certain cases reduce the demand for our services or otherwise adversely affect our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to significantly improve their networks without physically upgrading them. In addition, consolidation in the telecommunications, electric power and cable television industries may result in the loss of one or more customers.

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

In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

     An Economic Downturn May Lead to Less Demand for Our Services. If the general level of economic activity slows, our customers may delay or cancel new projects. A number of other factors, including financing conditions for the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future.

     We May Be Unsuccessful at Integrating Companies That We Acquire. We cannot be sure that we can successfully integrate our acquired companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire, and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

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

     Our Operating Results May Vary Significantly From
Quarter-to-Quarter. During the winter months, demand for our services may be lower due to inclement weather. Additionally, our quarterly results may also be materially affected by:

     - the timing and volume of work under new agreements;

     - regional or general economic conditions;

     - the budgetary spending patterns of customers;

     - variations in the margins of projects performed during any particular quarter;

     - the termination of existing agreements;

     - costs we incur to support growth internally or through acquisitions or otherwise;

     - losses experienced in our operations not otherwise covered by insurance;

     - a change in the mix of our customers, contracts and business;

     - increases in construction and design costs;

     - the timing of acquisitions; and

     - the timing and magnitude of acquisition assimilation costs.

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

     Many of Our Contracts May Be Canceled On Short Notice and We May Be Unsuccessful In Replacing Our Contracts as They Are Completed or Expire. We could experience a material adverse effect on our revenue, net income and liquidity if any of the following occur:

     - our customers cancel a significant number of contracts;

     - we fail to win a significant number of our existing contracts upon re-bid; or

     - we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

Many of our customers may cancel our contracts with them on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign work to us. Our operations could be materially and adversely affected if the anticipated volume of work is not assigned to us. Many of our contracts, including our master service contracts, are opened to public bid at the expiration of their terms. We cannot assure you that we will be the successful bidder on our existing contracts that come up for bid.

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

     Our Business Is Labor Intensive and We May Be Unable to Attract and Retain Qualified Employees. Our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We, like many of our competitors, are currently experiencing shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could have a material adverse effect on our ability to implement our growth strategy and our operations.

     Our Unionized Workforce Could Adversely Affect Our Operations and Acquisition Strategy. As of December 31, 2000, approximately 29% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationship with our customers and could materially and adversely affect our business, financial condition and results of operations. In addition, our selective acquisition strategy could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.

     Our Industry Is Highly Competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into our industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors are larger and have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry. We may also face competition from the in-house service organizations of our existing or prospective customers. Telecommunications, electric power and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

     Our Results of Operations Could Be Adversely Affected as a Result of Goodwill Amortization. When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible assets of the business we acquire. Pursuant to generally accepted accounting principles, we amortize this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacts our earnings in those years. Furthermore, we continually evaluate whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. Should we be required to accelerate the amortization of goodwill or write it off completely because of impairments or changes in generally accepted accounting principles, our results from operations may be materially adversely affected.

     We Could Have Potential Exposure to Environmental Liabilities. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. As a result of past and future operations at our facilities, we may be required to incur environmental remediation costs and other cleanup expenses. In addition, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business, property or assets.

     Certain Provisions of Our Corporate Governing Documents Could Make an Acquisition of Our Company More Difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholder rights plan and Delaware law, could discourage potential proposals to acquire Quanta, delay or prevent a change in control of Quanta or limit the price that investors may be willing to pay in the future for shares of our common stock:

     - our certificate of incorporation permits our board of directors to issue "blank check" preferred stock and to adopt amendments to our bylaws;

     - our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

     - our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent;

     - we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an "interested stockholder" for a period of three years following the date such stockholder became classified as an interested stockholder; and

     - on March 8, 2000, we adopted a stockholder rights plan that could cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

ITEM 2. PROPERTIES

FACILITIES

     We lease our corporate headquarters in Houston, Texas. As of December 31, 2000, we maintained offices in 40 states. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. We own 30 of the facilities we occupy and lease the rest. We believe that our facilities are sufficient for our current needs.

EQUIPMENT

     We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. As of December 31, 2000, the total size of the rolling-stock fleet was approximately 17,200 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well-maintained and adequate for our present operations. We believe that we will be able to continue to lease or purchase this equipment at lower prices due to our larger size and the volume of our leasing and purchasing activity.

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time a party to litigation or administrative proceedings that arise in the ordinary course of our business. We do not have pending any litigation that, separately or in the aggregate, would in the opinion of management be expected to have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     We initially offered our common stock to the public on February 12, 1998, at a price of $6.00 per share. All price data in the following table have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "PWR." The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 1999
  1st Quarter...............................................  $19.83   $14.42
  2nd Quarter...............................................   29.59    15.75
  3rd Quarter...............................................   28.17    13.42
  4th Quarter...............................................   23.13    15.67
YEAR ENDED DECEMBER 31, 2000
  1st Quarter...............................................  $43.33   $18.58
  2nd Quarter...............................................   62.06    35.92
  3rd Quarter...............................................   58.50    28.38
  4th Quarter...............................................   38.13    22.75

     On March 15, 2001, there were 344 holders of record of our common stock, 31 holders of record of our Limited Vote Common Stock and one holder of record of our Series A Convertible Preferred Stock. There is no established trading market for the Limited Vote Common Stock or Series A Convertible Preferred Stock.

DIVIDENDS AND PREFERRED CONVERSION

     Our Series A Convertible Preferred Stock accrues a dividend at a rate of 0.5% per annum on a stated amount per share currently equal to $53.99 per share. Dividends of $930,000 were accrued on the Series A Convertible Preferred Stock during 2000. Dividends on the Series A Convertible Preferred Stock accumulate until paid. At our annual meeting on May 24, 2000 our stockholders approved a transaction that allowed UtiliCorp to exchange 7,924,805 shares of common stock for 1,584,961 additional shares of Series A

Convertible Preferred Stock, at a rate of five shares of common stock for one share of Series A Convertible Preferred Stock. The transaction did not adversely affect our other holders of common stock or Limited Vote Common Stock. The additional shares of Series A Convertible Preferred Stock issued to UtiliCorp in the exchange did not give UtiliCorp any greater voting power than it previously had as a holder of the common stock to be exchanged, and did not give UtiliCorp any additional veto power. In addition, the Series A Convertible Preferred Stock has no liquidation preference, and its certificate of designation was amended so that the aggregate dividend payable to UtiliCorp on the Series A Convertible Preferred Stock was, as a result of the change in the stated amount per share, unaffected by the transaction.

     We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not currently intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the terms of our revolving credit facility and convertible subordinated notes include prohibitions on the payment of cash dividends without the consent of the respective lenders.

RECENT SALES OF UNREGISTERED SECURITIES

     Between October 1, 2000 and December 31, 2000, we completed five acquisitions in which some of the consideration was unregistered securities issued by Quanta. The aggregate consideration paid in these transactions was $61.9 million in cash and 1.1 million shares of our common stock. We consider the acquisitions of (i) Network Electric Company and Network Equipment, L.L.C. and (ii) Parkside Utility Construction Corp., Parkside Site & Utility Company Corporation and Utility Systems, Inc., each to be one acquisition as these companies were each part of related businesses. None of the other acquisitions were affiliated with each other prior to their acquisition by Quanta.

     All securities listed on the following table were shares of Quanta common stock. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration. For all issuances, the purchasers were "accredited investors" as defined in Rule 501 promulgated pursuant to the Securities Act of 1933. All issuances were to the owners of businesses acquired in privately negotiated transactions or such owners' assignees, and not pursuant to public solicitation.

DATE OF      NUMBER OF
ISSUANCE       SHARES        RECIPIENTS OF QUANTA STOCK   CONSIDERATION RECEIVED FOR QUANTA STOCK
- --------  ----------------   --------------------------   ---------------------------------------
 10/2/00       98,084        Two owners of Riggin &       Acquisition of Riggin & Diggin Line
                             Diggin Line Construction,    Construction, Inc.
                             Inc.

11/15/00       55,694        Two assignees of the         Acquisition of JT Communications, Inc.
                             owners of JT
                             Communications, Inc.

11/22/00      163,376        Two owners of Professional   Acquisition of Professional
                             Teleconcepts Group           Teleconcepts Group

 12/7/00      341,501        Three owners and two of      Acquisition of Network Electric Company
                             their assignees of Network   and Network Equipment, L.L.C.
                             Electric Company

12/15/00      456,078        One owner of Parkside Site   Acquisition of Parkside Site & Utility
                             & Utility Company            Company Corporation, Parkside Utility
                             Corporation and two owners   Construction Corp. and Utility Systems,
                             of Parkside Utility          Inc.
                             Construction Corp.

ITEM 6. SELECTED FINANCIAL DATA

     For financial statement presentation purposes, in connection with the combination of the founding companies concurrent with our initial public offering, PAR Electrical Contractors, Inc. was identified as the "accounting acquiror." Between our initial public offering in February 1998 and December 31, 2000, we acquired 77 specialty contracting businesses. Of these, 75 were accounted for using the purchase method of accounting and two were accounted for using the pooling-of-interests method of accounting. Quanta's consolidated historical financial statements represent the financial position and results of operations of PAR as restated to include the financial position and results of operations of companies acquired in pooling transactions. The remaining businesses we acquired are reflected in the financial statements beginning on their respective dates of acquisition. All per share amounts have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000.

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                            1996      1997       1998       1999         2000
                                           -------   -------   --------   --------    ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenues...............................  $78,230   $80,010   $319,259   $925,654    $1,793,301
  Cost of services (including
     depreciation).......................   62,772    62,599    257,270    711,353     1,379,204
                                           -------   -------   --------   --------    ----------
          Gross profit...................   15,458    17,411     61,989    214,301       414,097
  Selling, general and administrative
     expenses............................   10,445    12,354     27,160     80,132       143,564
  Merger and special charges.............       --        --        231      6,574(a)     28,566(a)
  Goodwill amortization..................       55        56      2,513     10,902        19,805
                                           -------   -------   --------   --------    ----------
          Income from operations.........    4,958     5,001     32,085    116,693       222,162
  Interest expense.......................   (1,116)   (1,290)    (4,855)   (15,184)      (25,708)
  Other income (expense), net............      (11)     (131)       641      1,429         2,597
                                           -------   -------   --------   --------    ----------
  Income before income tax provision.....    3,831     3,580     27,871    102,938       199,051
  Provision for income taxes.............    1,389     1,786     11,683     48,999(b)     93,328(b)
                                           -------   -------   --------   --------    ----------
          Net income.....................    2,442     1,794     16,188     53,939       105,723
  Dividends on preferred stock...........       --        --         --        260           930
                                           -------   -------   --------   --------    ----------
          Net income attributable to
            common stock.................  $ 2,442   $ 1,794   $ 16,188   $ 53,679    $  104,793
                                           =======   =======   ========   ========    ==========
  Basic earnings per share...............  $  0.39   $  0.29   $   0.60   $   1.14    $     1.78
                                           =======   =======   ========   ========    ==========
  Diluted earnings per share.............  $  0.39   $  0.29   $   0.59   $   1.00    $     1.42
                                           =======   =======   ========   ========    ==========
  Diluted earnings per share before
     merger and special charges(c).......  $  0.39   $  0.29   $   0.60   $   1.13    $     1.72
                                           =======   =======   ========   ========    ==========

- ---------------

(a) In December 2000, Quanta agreed to conclude its obligations under its management services agreement with UtiliCorp in exchange for a one-time payment to UtiliCorp of approximately $28.6 million. The management services agreement required Quanta to make quarterly payments to UtiliCorp of $2,325,000 through September 30, 2005. In June 1999, as a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, Quanta incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million. Quanta also incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

(b) For the year ended December 31, 2000, the provision reflects a portion of the merger and special charges for which no tax benefit has been provided. For the year ended December 31, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling transaction from an S corporation to a C corporation during the first quarter of 1999.

(c) Excludes the effect of all merger and special charges. Additionally, for the year ended December 31, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in Note (b) above.

                                                               DECEMBER 31,
                                          ------------------------------------------------------
                                           1996      1997       1998        1999         2000
                                          -------   -------   --------   ----------   ----------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......................  $ 2,797   $ 2,381   $ 57,106   $  164,140   $  349,970
  Total assets..........................   31,607    37,561    339,081    1,159,636    1,874,094
  Long-term debt, net of current
     maturities.........................    6,665     7,638     60,281      150,308      318,602
  Convertible subordinated notes........       --        --     49,350       49,350      172,500
  Total stockholders' equity............    9,385    11,402    171,503      756,925    1,068,956

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes thereto included in Item 8. All share amounts and per share amounts in this discussion have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000.

INTRODUCTION

     We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include telecommunications, electric power and cable television companies, as well as commercial, industrial and governmental entities. Including all companies we acquired prior to December 31, 2000, we had pro forma combined revenues for the year ended December 31, 2000 of $2.0 billion, of which 43% was attributable to telecommunications customers, 29% was attributable to electric power companies, 15% was attributable to cable television operators and 13% was attributable to ancillary services, such as installing intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and providing specialty rock trenching, directional boring and road milling for industrial and commercial customers. We acquired 25 companies in 2000, 13 of which have continued as separate operating and reporting subsidiaries, or "platform" companies, while the remaining 12 acquired companies were "tuck-in" acquisitions whose operating and accounting activities were absorbed into other operating subsidiaries.

     We enter into contracts principally on the basis of competitive bids, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a fixed price or unit price basis in which we agree to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). We also perform services on a cost-plus or time and materials basis. We are generally able to achieve higher margins on fixed price and unit price contracts than on cost-plus contracts as a result of our experience in bidding and performance. Our exposure to loss on fixed price contracts has historically been limited by the high volume and relatively short duration of the fixed price contracts we undertake. However, as we perform larger projects, our reported margins may be significantly affected by actual results on these projects.

     We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price master service agreements which are renewable annually. We generally recognize revenue when services are performed except when work is being performed under fixed price contracts. We typically record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. Our fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and remits the retainage to us upon completion and approval of the work.

     Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance and, as of August 1, 2000, we have a deductible of $500,000 per occurrence related to workers' compensation, automobile and general liability claims. Fluctuations in insurance accruals related to these deductibles could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

     Through December 31, 2000, we have recognized goodwill of $939.2 million, which primarily equals the excess amount we have paid for businesses over the fair value of the tangible and intangible assets of such businesses acquired using the purchase method of accounting. We amortize this goodwill over its estimated useful life of 40 years as a non-cash charge to operating income. We are unable to deduct the majority of amortized goodwill from our income for tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash and cash equivalents of $17.3 million, working capital of $350.0 million and long-term debt of $491.1 million, net of current maturities. Our long-term debt balance at that date included borrowings of $92.9 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $15.7 million of other debt. In addition, we had $14.8 million of letters of credit outstanding under the credit facility.

     During the year ended December 31, 2000, operating activities provided net cash to us of $45.4 million, net of a non-recurring special charge of $28.6 million. Acquisitions created significant changes in our working capital accounts throughout the year and such accounts are not comparable to prior periods. We used net cash in investing activities of $362.0 million, including $273.8 million used for the purchase of businesses, net of cash acquired. Financing activities provided net cash of $323.1 million, resulting primarily from $210.0 million from the private placement of senior secured notes and the issuance of $172.5 million of convertible subordinated notes, partially offset by $46.1 million in net repayments under our credit facility and $35.9 million in repayments of other long-term debt.

     We currently have a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We pay commitment fees of 0.25% to 0.50% (based on the ratio of our total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of March 29, 2001, we had a borrowing availability of $188.8 million under the credit facility. The weighted-average borrowing rate on the credit facility for the year ended December 31, 2000 was 7.72%.

     In March 2000, we closed a private placement of $150.0 million principal amount of senior secured notes primarily with insurance companies. In September 2000, we issued an additional $60.0 million principal amount of senior secured notes. The resulting $210.0 million of senior secured notes have maturities ranging from five to ten years with a weighted average interest rate of 8.41% and, pursuant to an intercreditor agreement, rank equally in right of repayment with indebtedness under our credit facility. The senior secured notes have financial covenants similar to those under the credit facility. We used the proceeds from this private placement to reduce our outstanding borrowings under the credit facility.

     In April 2000, UtiliCorp purchased the $49.4 million of 6 7/8% convertible subordinated notes from Enron Capital and an affiliate. UtiliCorp converted these notes into approximately 5.4 million shares of Quanta's common stock on June 13, 2000.

     On July 19, 2000, we issued $150.0 million principal amount of convertible subordinated notes and, on August 7, 2000, we issued an additional $22.5 million principal amount of convertible subordinated notes due to the exercise of the underwriters' over-allotment option. We used the net proceeds from the offering to repay outstanding indebtedness under the credit facility. The convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000 until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest. If a "fundamental change" occurs, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

     We entered into a management services agreement in September 1999 with UtiliCorp for advice and services including financing activities; corporate strategic planning; research on the restructuring of the electric power industry; the development, evaluation and marketing of our products, services and capabilities; identification of and evaluation of potential U.S. acquisition candidates and other merger and acquisition advisory services; and other services that we may reasonably request. The management services agreement required Quanta to make quarterly payments to UtiliCorp of $2,325,000 through September 30, 2005. In December 2000, we agreed to conclude our obligations under the management services agreement with UtiliCorp in exchange for a one-time payment to UtiliCorp of approximately $28.6 million.

     During 2000, we acquired 25 companies for an aggregate consideration of 4.4 million shares of common stock and $282.4 million in cash. The cash portion of such consideration was provided by proceeds from the sale of senior secured notes and borrowings under the credit facility.

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

INFLATION

     Due to relatively low levels of inflation experienced during the years ended December 31, 1998, 1999 and 2000, inflation did not have a significant effect on our results.

RESULTS OF OPERATIONS

     For financial statement presentation purposes, in connection with the combination of the founding companies concurrent with our initial public offering, PAR has been identified as the accounting acquiror. As such, our financial statements for periods prior to February 18, 1998 are the financial statements of PAR as restated for the acquisition of the two businesses we acquired in pooling transactions. The results of operations of the other businesses we acquired have been included from their respective acquisition dates.

     The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

                                               YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                     1998               1999                2000
                               ----------------   ----------------   ------------------
Revenues.....................  $319,259   100.0%  $925,654   100.0%  $1,793,301   100.0%
Cost of services (including
  depreciation)..............   257,270    80.6    711,353    76.8    1,379,204    76.9%
                               --------   -----   --------   -----   ----------   -----
  Gross profit...............    61,989    19.4    214,301    23.2      414,097    23.1
Selling, general and
  administrative expenses....    27,160     8.5     80,132     8.7      143,564     8.0
Merger and special charges...       231     0.1      6,574     0.7       28,566     1.6
Goodwill amortization........     2,513     0.8     10,902     1.2       19,805     1.1
                               --------   -----   --------   -----   ----------   -----
  Income from operations.....    32,085    10.0    116,693    12.6      222,162    12.4
Interest expense.............    (4,855)   (1.5)   (15,184)   (1.6)     (25,708)   (1.4)
Other income (expense),
  net........................       641     0.2      1,429     0.1        2,597     0.1
                               --------   -----   --------   -----   ----------   -----
Income before income tax
  provision..................    27,871     8.7    102,938    11.1      199,051    11.1
Provision for income taxes...    11,683     3.6     48,999     5.3       93,328     5.2
                               --------   -----   --------   -----   ----------   -----
  Net income.................  $ 16,188     5.1%  $ 53,939     5.8%  $  105,723     5.9%
                               ========   =====   ========   =====   ==========   =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased $867.6 million, or 93.7%, to $1.8 billion for the year ended December 31, 2000. This increase was attributable to strong growth in key business areas as a result of greater demand for bandwidth, increased outsourcing, deregulation and industry convergence, a full year of contributed revenues in 2000 for those companies acquired in 1999, revenues of $226.5 million from platform companies acquired in 2000 which continued to exist as separate reporting subsidiaries, as well as contributed revenues from tuck-in acquisitions whose operations were absorbed into other operating subsidiaries. Because the businesses we acquired in 1999 and 2000 had aggregate revenues larger than our revenues at the beginning of the 1999 period, we believe that pro forma revenue growth is a more meaningful measure of our business performance. Operating units we owned as of December 31, 2000 experienced aggregate internal revenue growth on a pro forma combined basis of 33.1% in 2000.

     Gross profit. Gross profit increased $199.8 million, or 93.2%, to $414.1 million for the year ended December 31, 2000. Gross margin decreased slightly from 23.2% for the year ended December 31, 1999 to 23.1% for the year ended December 31, 2000. This decrease in gross margin resulted from lower margins on work performed for gas transmission and inside electrical customers.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $63.4 million, or 79.2%, to $143.6 million for the year ended December 31, 2000. This increase was attributable to a full year of costs in 2000 associated with companies acquired in 1999, $15.3 million of additional selling, general and administrative expenses attributable to the platform companies we acquired in 2000 and the continued establishment of infrastructure to facilitate our growth and integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses decreased due to better absorption associated with a higher level of revenues.

     Merger and special charges. Merger and special charges increased $22.0 million, or 334.5%, to $28.6 million for the year ended December 31, 2000. In December 2000, we agreed to conclude our obligations under the management services agreement with UtiliCorp in exchange for a one-time payment to UtiliCorp of approximately $28.6 million. Merger and special charges for the year ended December 31, 1999 included $5.3 million of non-cash compensation charges, which were related to the allocation of shares of common stock to participants in an employee stock ownership plan associated with one of the companies we acquired in a pooling transaction, and $1.1 million of related excise tax charges.

     Interest expense. Interest expense increased $10.5 million, or 69.3%, to $25.7 million for the year ended December 31, 2000, due to higher levels of debt resulting from the acquisitions of the companies we purchased in 2000. We also borrowed funds under our credit facility for equipment purchases and other operating activities to support higher levels of revenue. In addition, interest expense increased due to higher interest rates under our credit facility during 2000 and from our issuance of the senior secured notes in March 2000. These increases were partially offset by lower interest rates on the convertible subordinated notes issued in July 2000.

     Provision for income taxes. The provision for income taxes was $93.3 million for the year ended December 31, 2000, with an effective tax rate of 46.9% compared to $49.0 million for the year ended December 31, 1999 and an effective tax rate of 47.6%. In 2000, the provision reflected a portion of the merger and special charges for which no tax benefit had been provided. In 1999, the provision reflected the non-deductibility of the merger and special charges and a non-cash non-recurring tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling-of-interest transaction from an S corporation to a C corporation.

     Net income. Net income increased $51.8 million, or 96.0%, to $105.7 million for the year ended December 31, 2000, compared to $53.9 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased $606.4 million, or 189.9%, to $925.7 million for the year ended December 31, 1999. This increase was primarily attributable to revenues of $403.5 million from platform companies acquired in 1999 which continued to exist as separate reporting subsidiaries, as well as a full year of contributed revenues in 1999 for those companies acquired in 1998. We experienced strong growth in key business areas as a result of greater demand for bandwidth, increased outsourcing, deregulation and industry convergence. Because the businesses we acquired in 1998 and 1999 had aggregate revenues that were much larger than our revenues at the beginning of the 1998 period, we believe that pro forma revenue growth is a more meaningful measure of our business performance. Operating units we owned as of December 31, 1999 experienced aggregate internal revenue growth on a pro forma combined basis of 21.7% in 1999.

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

     Merger and special charges. Merger related charges for the year ended December 31, 1999 included $5.3 million of non-cash compensation charges related to the allocation of shares of common stock to participants of an Employee Stock Ownership Plan associated with one of the companies acquired in a pooling transaction, and $1.1 million of related excise tax charges. We did not recognize significant merger related charges in 1998.

     Interest expense. Interest expense increased $10.3 million, or 212.7%, to $15.2 million for the year ended December 31, 1999, due to higher levels of debt resulting from the acquisitions of the companies we purchased in 1999. In addition, we borrowed funds under our credit facility for equipment purchases and other operating activities in connection with the addition of certain of the companies purchased in 1999. The issuance of our 6 7/8% convertible subordinated notes in September 1998 also increased interest expense.

     Provision for income taxes. The provision for income taxes was $49.0 million for the year ended December 31, 1999 with an effective tax rate of 47.6% compared to $11.7 million for the year ended December 31, 1998 and an effective tax rate of 41.9%. In 1999, the provision reflects the non-deductibility of the merger and special charges and a non-cash non-recurring tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling-of-interest transaction from an S corporation to a C corporation.

     Net income. Net income increased $37.8 million, or 233.2%, to $53.9 million for the year ended December 31, 1999 compared to $16.2 million for the year ended December 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for Quanta beginning January 1, 2001. We adopted these standards effective January 1, 2001 and there was no financial statement impact as we were not a party to any derivative instruments at that date.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements, as amended, with an effective date for Quanta of January 1, 2000. The adoption of SAB No. 101 did not have a material impact on the financial position or results of operations of Quanta as we recognize revenue from construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

FORWARD LOOKING STATEMENTS

     Except for the historical financial information contained in this report, statements made or incorporated by reference in this report may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, declarations regarding our intent, belief or current expectations, statements regarding the future results of acquired companies and our gross margins and any other statement that may project, indicate or imply future results, performance or achievements. Such statements may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result" and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on our future results of operations (see "Business -- Industry Overview," "-- Strategy" and "-- Customers, Strategic Alliances and Preferred Provider Relationships") and future uses of and requirements for financial resources including, but not limited to, expenditures related to future acquisitions (see "-- Liquidity and Capital Resources"). Any such forward-looking statements are not guarantees of future performance and are subject to a variety of risks and uncertainties. Such risks and uncertainties include, among others, general economic and business conditions, the pace and nature of technological change, our ability to integrate companies we acquire, our ability to generate internal growth, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond our control. The risks included here are not exhaustive. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those discussed in "Business -- Risk Factors" in this report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

     The sensitivity analyses below, which hypothetically illustrates our potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2000 earnings. The sensitivity analyses presented do not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.

     Interest Rates. As of December 31, 2000, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2000, approximately 18.6% of our long-term obligations were floating rate obligations. As of December 31, 2000, the fair value of our variable rate debt of $92.9 million approximated book value, and the fair value of our fixed-rate debt of $407.0 million was approximately $418.0 million based upon discounted future cash flows using incremental borrowing rates and current market prices. The detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in both variable and fixed interest rates would be approximately $0.3 million and $2.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Quanta Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................   23
  Consolidated Balance Sheets...............................   24
  Consolidated Statements of Operations.....................   25
  Consolidated Statements of Cash Flows.....................   26
  Consolidated Statements of Stockholders' Equity...........   27
  Notes to Consolidated Financial Statements................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quanta Services, Inc.:

We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanta Services, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 22, 2001

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   10,775   $   17,306
  Accounts receivable, net of allowance of $5,947 and
     $15,612................................................     253,881      466,869
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      45,963       71,842
  Inventories...............................................       8,741       19,874
  Prepaid expenses and other current assets.................      15,703       26,516
                                                              ----------   ----------
          Total current assets..............................     335,063      602,407
PROPERTY AND EQUIPMENT, net.................................     191,854      341,029
OTHER ASSETS, net...........................................       7,962       24,627
GOODWILL, net...............................................     624,757      906,031
                                                              ----------   ----------
          Total assets......................................  $1,159,636   $1,874,094
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    6,664   $    8,772
  Accounts payable and accrued expenses.....................     141,025      215,684
  Billings in excess of costs and estimated earnings on
     uncompleted           contracts........................      23,234       27,981
                                                              ----------   ----------
          Total current liabilities.........................     170,923      252,437
LONG-TERM DEBT, net of current maturities...................     150,308      318,602
CONVERTIBLE SUBORDINATED NOTES..............................      49,350      172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....      32,130       61,599
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 1,860,000 and
      3,444,961 shares issued and outstanding,
      respectively..........................................          --           --
  Common stock, $.00001 par value, 100,000,000 shares and
     300,000,000 shares authorized, respectively, 51,035,283
     and 56,400,546 shares issued and outstanding,
     respectively...........................................          --           --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 3,746,020 and 1,765,912 shares
     issued and outstanding, respectively...................          --           --
  Additional paid-in capital................................     675,106      882,344
  Retained earnings.........................................      81,819      186,612
                                                              ----------   ----------
          Total stockholders' equity........................     756,925    1,068,956
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,159,636   $1,874,094
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1998         1999          2000
                                                              --------     --------     ----------
REVENUES....................................................  $319,259     $925,654     $1,793,301
COST OF SERVICES (including depreciation)...................   257,270      711,353      1,379,204
                                                              --------     --------     ----------
  Gross profit..............................................    61,989      214,301        414,097
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    27,160       80,132        143,564
MERGER AND SPECIAL CHARGES..................................       231        6,574(a)      28,566(a)
GOODWILL AMORTIZATION.......................................     2,513       10,902         19,805
                                                              --------     --------     ----------
  Income from operations....................................    32,085      116,693        222,162
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (4,855)     (15,184)       (25,708)
  Other, net................................................       641        1,429          2,597
                                                              --------     --------     ----------
INCOME BEFORE INCOME TAX PROVISION..........................    27,871      102,938        199,051
PROVISION FOR INCOME TAXES..................................    11,683       48,999(b)      93,328(b)
                                                              --------     --------     ----------
NET INCOME..................................................    16,188       53,939        105,723
DIVIDENDS ON PREFERRED STOCK................................        --          260            930
                                                              --------     --------     ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK.....................  $ 16,188     $ 53,679     $  104,793
                                                              ========     ========     ==========
BASIC EARNINGS PER SHARE(c).................................  $   0.60     $   1.14     $     1.78
                                                              ========     ========     ==========
DILUTED EARNINGS PER SHARE(c)...............................  $   0.59     $   1.00     $     1.42
                                                              ========     ========     ==========
DILUTED EARNINGS PER SHARE BEFORE MERGER AND
  SPECIAL CHARGES(c)(d).....................................  $   0.60     $   1.13     $     1.72
                                                              ========     ========     ==========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic(c)..................................................    26,785       47,177         58,900
                                                              ========     ========     ==========
  Diluted(c)................................................    28,315       56,146         76,583
                                                              ========     ========     ==========

- ---------------

Note (a) In December 2000, the Company agreed to conclude its obligations under its management services agreement with UtiliCorp United Inc. (UtiliCorp) in exchange for a one-time payment to UtiliCorp of approximately $28.6 million. The management services agreement required the Company to make quarterly payments to UtiliCorp of $2,325,000 through September 30, 2005. In June 1999, as a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, the Company incurred a non-cash, non-recurring compensation charge of $5.3 million and a non-recurring excise tax charge of $1.1 million. The Company also incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

Note (b) For the year ended December 31, 2000, the provision reflects a portion of the merger and special charges for which no tax benefit has been provided. For the year ended December 31, 1999, it includes a non-cash, non-recurring deferred tax charge of $677,000 as a result of a change in the tax status from an S corporation to a C corporation of a company acquired in a pooling transaction during the first quarter of 1999.

Note (c) Share and earnings per share information have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000.

Note (d) Excludes the effect of all merger and special charges. Additionally, for the year ended December 31, 1999, it excludes the non-cash, non-recurring deferred tax charge of $677,000 described in Note (b) above.

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock...................  $  16,188   $  53,679   $ 104,793
  Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities --
    Depreciation and amortization...........................     10,666      35,163      57,294
    Gain on sale of property and equipment..................        (91)       (252)       (107)
    Non-cash merger related compensation charge for issuance
      of common stock to ESOP...............................         --       5,319          --
    Deferred income tax provision (benefit).................       (370)      5,620      13,344
    Preferred stock dividend................................         --         260         930
    Changes in operating assets and liabilities, net of
      non-cash transactions --
    (Increase) decrease in --
      Accounts receivable, net..............................     (9,649)    (74,041)   (128,638)
      Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................     (2,286)    (11,172)     (9,878)
      Inventories...........................................       (904)     (1,740)     (6,275)
      Prepaid expenses and other current assets.............     (2,784)     (1,959)      2,297
    Increase (decrease) in --
      Accounts payable and accrued expenses.................     (4,672)     29,358      20,802
      Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................      2,185       3,645      (8,373)
      Other, net............................................        (93)      2,446        (767)
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........      8,190      46,326      45,422
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............      1,394       1,533       1,672
  Additions of property and equipment and other assets......    (22,667)    (61,124)    (89,610)
  Cash paid for acquisitions, net of cash acquired..........    (89,176)   (308,671)   (273,812)
  Notes receivable..........................................         --          --      (2,658)
  Proceeds from sale of investments.........................      1,342          --          --
  Net proceeds from sale of business........................         --          --       2,410
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............   (109,107)   (368,262)   (361,998)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit......     52,522      82,946     (46,066)
  Proceeds from other long-term debt........................      3,722       4,868     212,019
  Payments on other long-term debt..........................    (36,111)    (43,317)    (35,916)
  Proceeds from convertible subordinated notes..............     49,350          --     172,500
  Debt issuance costs.......................................     (3,066)     (1,659)     (7,958)
  Issuances of stock, net of offering costs.................     44,914     284,280      18,072
  Distributions to previous owners of accounting acquiror...     (8,370)         --          --
  Exercise of stock options.................................        713       2,347      10,456
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........    103,674     329,465     323,107
                                                              ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      2,757       7,529       6,531
CASH AND CASH EQUIVALENTS, beginning of year................        489       3,246      10,775
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $   3,246   $  10,775   $  17,306
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for --
    Interest................................................  $   4,690   $  13,230   $  14,632
    Income taxes, net of refunds............................     10,800      33,644      77,479

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              LIMITED VOTE
                                 PREFERRED STOCK        COMMON STOCK          COMMON STOCK       UNEARNED   ADDITIONAL
                                ------------------   -------------------   -------------------     ESOP      PAID-IN     RETAINED
                                 SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT    SHARES     CAPITAL     EARNINGS
                                ---------   ------   ----------   ------   ----------   ------   --------   ----------   --------
Balance, December 31, 1997....         --    $--      4,162,572    $--             --    $--     $(1,831)    $  1,281    $ 11,952
  Issuances of stock..........         --     --             --     --      3,345,333     --          --           --          --
  Stock options exercised.....         --     --         60,000     --             --     --          --        1,125          --
  Initial public offering, net
    of offering costs.........         --     --      5,750,000     --             --     --          --       44,914          --
  Acquisition of Founding
    Companies.................         --     --      4,527,000     --             --     --          --       53,890          --
  Acquisition of Purchased
    Companies.................         --     --      4,058,377     --             --     --          --       43,984          --
  Net income..................         --     --             --     --             --     --          --           --      16,188
                                ---------    ---     ----------    ---     ----------    ---     -------     --------    --------
Balance, December 31, 1998....         --     --     18,557,949     --      3,345,333     --      (1,831)     145,194      28,140
  Issuance of Series A
    Convertible Preferred
    Stock.....................  1,860,000     --             --     --             --     --          --      182,119          --
  Sales of common stock under
    preemptive rights
    agreement.................         --     --         38,485     --             --     --          --        1,042          --
  Stock options exercised.....         --     --        204,888     --             --     --          --        2,347          --
  Income tax benefit from
    stock options exercised...         --     --             --     --             --     --          --        1,446          --
  Conversion of Limited Vote
    Common Stock to common
    stock.....................         --     --        847,986     --       (847,986)    --          --           --          --
  Termination of ESOP.........         --     --             --     --             --     --       1,831        5,319          --
  Follow-on offering, net of
    offering costs............         --     --      4,600,000     --             --     --          --      101,119          --
  Acquisition of Purchased
    Companies.................         --     --      9,774,214     --             --     --          --      236,520          --
  Three-for-two common stock
    split.....................         --     --     17,011,761     --      1,248,673     --          --           --          --
  Net income attributable to
    common stock..............         --     --             --     --             --     --          --           --      53,679
                                ---------    ---     ----------    ---     ----------    ---     -------     --------    --------
Balance, December 31, 1999....  1,860,000     --     51,035,283     --      3,746,020     --          --      675,106      81,819
  Conversion of common stock
    to Series A Convertible
    Preferred Stock...........  1,584,961     --     (7,924,805)    --             --     --          --           --          --
  Conversion of 6 7/8%
    convertible subordinated
    notes to common stock.....         --     --      5,383,636     --             --     --          --       47,653          --
  Sales of common stock under
    preemptive rights
    agreement.................         --     --        519,182     --             --     --          --       14,528          --
  Issuances of stock under
    Employee Stock Purchase
    Program...................         --     --        222,364     --             --     --          --        3,544          --
  Stock options exercised.....         --     --        804,484     --             --     --          --       10,456          --
  Income tax benefit from
    stock options exercised...         --     --             --     --             --     --          --        8,460          --
  Conversion of Limited Vote
    Common Stock to common
    stock.....................         --     --      1,980,108     --     (1,980,108)    --          --           --          --
  Acquisition of Purchased
    Companies.................         --     --      4,380,294     --             --     --          --      122,597          --
  Net income attributable to
    common stock..............         --     --             --     --             --     --          --           --     104,793
                                ---------    ---     ----------    ---     ----------    ---     -------     --------    --------
Balance, December 31, 2000....  3,444,961    $--     56,400,546    $--      1,765,912    $--     $    --     $882,344    $186,612
                                =========    ===     ==========    ===     ==========    ===     =======     ========    ========


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
Balance, December 31, 1997....   $   11,402
  Issuances of stock..........           --
  Stock options exercised.....        1,125
  Initial public offering, net
    of offering costs.........       44,914
  Acquisition of Founding
    Companies.................       53,890
  Acquisition of Purchased
    Companies.................       43,984
  Net income..................       16,188
                                 ----------
Balance, December 31, 1998....      171,503
  Issuance of Series A
    Convertible Preferred
    Stock.....................      182,119
  Sales of common stock under
    preemptive rights
    agreement.................        1,042
  Stock options exercised.....        2,347
  Income tax benefit from
    stock options exercised...        1,446
  Conversion of Limited Vote
    Common Stock to common
    stock.....................           --
  Termination of ESOP.........        7,150
  Follow-on offering, net of
    offering costs............      101,119
  Acquisition of Purchased
    Companies.................      236,520
  Three-for-two common stock
    split.....................           --
  Net income attributable to
    common stock..............       53,679
                                 ----------
Balance, December 31, 1999....      756,925
  Conversion of common stock
    to Series A Convertible
    Preferred Stock...........           --
  Conversion of 6 7/8%
    convertible subordinated
    notes to common stock.....       47,653
  Sales of common stock under
    preemptive rights
    agreement.................       14,528
  Issuances of stock under
    Employee Stock Purchase
    Program...................        3,544
  Stock options exercised.....       10,456
  Income tax benefit from
    stock options exercised...        8,460
  Conversion of Limited Vote
    Common Stock to common
    stock.....................           --
  Acquisition of Purchased
    Companies.................      122,597
  Net income attributable to
    common stock..............      104,793
                                 ----------
Balance, December 31, 2000....   $1,068,956
                                 ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

     Quanta Services, Inc. is a leading provider of specialized contracting services, offering end-to-end network solutions to the telecommunications, electric power and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. Reference herein to the "Company" includes Quanta and its subsidiaries.

     Since its inception and through 2000, Quanta has acquired 77 businesses. Of these businesses acquired, two were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining acquired businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" and have been included in the Company's historical financial statements beginning on their respective dates of acquisition. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

     All share amounts and per share amounts in these notes to consolidated financial statements have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000.

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

  Supplemental Cash Flow Information

     The Company had non-cash investing and financing activities related to capital leases of approximately $1,218,000, $170,000 and $0 during the years ended December 31, 1998, 1999 and 2000, respectively.

     The Company also had non-cash investing and financing activities of approximately $1,697,000 during the year ended December 31, 2000 related to the conversion of the convertible subordinated notes that were issued to Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., and an affiliate in October 1998. In April 2000, UtiliCorp United, Inc. (UtiliCorp) purchased the convertible subordinated notes from Enron Capital & Trade Resources Corp. and an affiliate. UtiliCorp converted the convertible subordinated notes into approximately 5.4 million shares of the Company's common stock on June 13, 2000.

     In addition, pursuant to its acquisition program, the Company acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of approximately $116.0 million and liabilities of approximately $71.6 million resulting in the recording of approximately $127.7 million in goodwill in 1998. The Company acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of approximately $236.0 million and liabilities of approximately $160.2 million resulting in the

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
recording of approximately $484.9 million in goodwill in 1999. The Company acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of approximately $215.8 million and liabilities of approximately $119.5 million resulting in the recording of approximately $301.0 million in goodwill in 2000.

  Accounts Receivable and Provision for Doubtful Accounts

     The Company provides an allowance for doubtful accounts when collection is considered doubtful.

  Concentration of Credit Risk

     The Company grants credit, generally without collateral, to its customers, which include telecommunications and cable television system operators, electric power companies, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company generally is entitled to payment for work performed and has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the Company's customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk. No customer accounted for more than 10% of revenues during the years ended December 31, 1998, 1999 or 2000.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market using the first-in, first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $8,153,000, $24,261,000 and $37,489,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

  Debt Issuance Costs

     Debt issuance costs related to the Company's credit facility, the convertible subordinated notes and the senior secured notes are included in other assets and are amortized to interest expense over the scheduled maturity periods of the related debt. As of December 31, 1999 and 2000, accumulated amortization was approximately $857,000 and $2,397,000, respectively.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Management periodically evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if such an impairment exists.

  Revenue Recognition

     The Company recognizes revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred-to-date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate the Company for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Retainage balances as of December 31, 1999 and 2000 were approximately $30,453,000 and $50,742,000, respectively, and are included in accounts receivable.

     The current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

  Warranty Costs

     For certain contracts, the Company warrants labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon management's estimate of future costs.

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

     Certain of the Purchased Companies were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. In addition, one of the Pooled Companies was an S corporation prior to its merger with the Company and, therefore, income taxes have not been provided for in the historical financial statements. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, at the date of

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
acquisition an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability resulting from the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

  Collective Bargaining Agreements

     Certain of the subsidiaries are party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire at various times.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Reference is made to the "Revenue Recognition" section of this footnote and Note 13 for discussion of certain estimates reflected in the Company's financial statements.

  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, the credit facility, the convertible subordinated notes and notes payable to various financial institutions approximate fair value. The fair value of the senior secured notes is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. At December 31, 2000, the fair value of the Company's senior secured notes of $210.0 million was approximately $221.0 million.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company adopted these standards effective January 1, 2001 and there was no financial statement impact as the Company was not a party to any derivative instruments at that date.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements, as amended, with an effective date for the Company of January 1, 2000. The adoption of SAB No. 101 did not have a material impact on the financial position or results of operations of the Company as we recognize revenue from construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1998, 1999 and 2000 is illustrated below (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998      1999       2000
                                                         -------   -------   --------
NET INCOME:
  Net income for basic earnings per share -- income
     attributable to common stockholders...............  $16,188   $53,679   $104,793
  Effect of convertible subordinated notes under the
     "if converted" method -- interest expense addback,
     net of taxes......................................      506     2,198      3,003
  Dividends on Preferred Stock.........................       --       260        930
                                                         -------   -------   --------
  Net income for diluted earnings per share............  $16,694   $56,137   $108,726
                                                         =======   =======   ========
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic
     earnings per share................................   26,785    47,177     58,900
  Effect of dilutive stock options.....................      232       986      2,300
  Effect of convertible subordinated notes under the
     "if converted" method -- weighted convertible
     shares issuable...................................    1,298     5,384      3,831
  Effect of conversion of Preferred Stock into common
     stock -- weighted convertible shares issuable.....       --     2,599     11,552
                                                         -------   -------   --------
  Weighted average shares outstanding for diluted
     earnings per share................................   28,315    56,146     76,583
                                                         =======   =======   ========

     For the years ended December 31, 1998, 1999 and 2000, stock options of 0.2 million, 0.9 million and 0.3 million, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

4. BUSINESS COMBINATIONS:

  Purchases

     During 1999 and 2000, the Company completed 64 acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $611.2 million in cash and 19.1 million shares of common stock. The accompanying balance sheet as of December 31, 2000 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming the acquisition of the Purchased Companies occurred on January 1, 1999 (in thousands, except per share information):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
Revenues....................................................  $1,531,068   $2,037,817
Net income attributable to common stock.....................  $   91,755   $  116,777
Basic earnings per share....................................  $     1.67   $     2.07
Diluted earnings per share..................................  $     1.28   $     1.55
Diluted earnings per share before merger and special
  charges...................................................  $     1.37   $     1.84

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Pro forma adjustments included in the amounts above primarily relate to:
(a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustments to depreciation and amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to unassumed debt and the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Purchased Companies, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; and (d) the adjustment to the federal and state income tax provisions based on the combined operations. Diluted earnings per share before merger and special charges excludes the effect of all non-recurring merger and special charges and the non-cash non-recurring deferred tax charge. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on January 1, 1999 and are not necessarily representative of the Company's financial position or results of operations for any future period.

  Poolings

     During the second quarter of 1998, the Company completed the acquisition of all the common stock of NorAm Telecommunications, Inc. (NorAm), in a business combination accounted for as a pooling-of-interests transaction. NorAm, headquartered in Oregon, provides outside and inside network and technical support for the telecommunications industry. The Company issued 1,427,917 shares of common stock in exchange for all the common stock of NorAm. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the financial statements of the Company have been previously restated to reflect the impact of the NorAm pooling.

     In the first quarter of 1999, the Company completed the acquisition of all the common stock of Fiber Technology, Inc. (Fiber Tech) in a business combination accounted for as a pooling-of-interests transaction. Fiber Tech, headquartered in Houston, Texas, provides specialty contracting services to the cable television and telecommunications industries. The Company issued 315,940 shares of common stock in exchange for all the common stock of Fiber Tech. The effect of this transaction was to increase the previously reported revenues for the year ended 1998 by $10.1 million, net income by $1.0 million, basic earnings per share by $0.03 and diluted earnings per share by $0.03.

     There were no transactions between the Company and the Pooled Companies during the periods prior to the business combination.

5. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                        ESTIMATED
                                                         USEFUL        DECEMBER 31,
                                                        LIVES IN    -------------------
                                                          YEARS       1999       2000
                                                        ---------   --------   --------
Land..................................................      --      $  2,218   $  2,906
Buildings and leasehold improvements..................    5-30         6,093      8,835
Operating equipment and vehicles......................    5-25       222,543    398,248
Office equipment, furniture and fixtures..............     3-7         7,260     12,818
                                                                    --------   --------
                                                                     238,114    422,807
Less -- Accumulated depreciation and amortization.....               (46,260)   (81,778)
                                                                    --------   --------
  Property and equipment, net.........................              $191,854   $341,029
                                                                    ========   ========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999     2000
                                                             ------   -------
Balance at beginning of year...............................  $1,616   $ 5,947
  Beginning balance of Purchased Companies.................   2,824     5,019
  Charged to expense.......................................   1,749     7,179
  Deductions for uncollectible receivables written off, net
     of recoveries.........................................    (242)   (2,533)
                                                             ------   -------
Balance at end of year.....................................  $5,947   $15,612
                                                             ======   =======

     Accounts payable and accrued expenses consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Accounts payable, trade.................................  $ 72,187   $106,327
Accrued compensation and other related expenses.........    27,370     42,584
Federal and state taxes payable.........................    16,465         --
Other accrued expenses..................................    25,003     66,773
                                                          --------   --------
                                                          $141,025   $215,684
                                                          ========   ========

     Contracts in progress are as follows (in thousands):

                                                           DECEMBER 31,
                                                      -----------------------
                                                        1999         2000
                                                      ---------   -----------
Costs incurred on contracts in progress.............  $ 492,150   $   875,873
Estimated earnings, net of estimated losses.........    120,969       207,685
                                                      ---------   -----------
                                                        613,119     1,083,558
Less -- Billings to date............................   (590,390)   (1,039,697)
                                                      ---------   -----------
                                                      $  22,729   $    43,861
                                                      =========   ===========
Costs and estimated earnings in excess of billings
  on uncompleted contracts..........................  $  45,963   $    71,842
Less -- Billings in excess of costs and estimated
  earnings on uncompleted contracts.................    (23,234)      (27,981)
                                                      ---------   -----------
                                                      $  22,729   $    43,861
                                                      =========   ===========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

7. LONG-TERM OBLIGATIONS:

     The Company's long-term debt obligations consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Credit facility.............................................  $138,630   $ 92,880
Senior secured notes........................................        --    210,000
Convertible subordinated notes..............................    49,350    172,500
Notes payable to various financial institutions, interest
  ranging from 0.9% to 16.72%, secured by certain equipment,
  receivables and other assets..............................    14,461     22,123
Capital lease obligations...................................     3,881      2,371
                                                              --------   --------
                                                               206,322    499,874
Less -- Current maturities..................................    (6,664)    (8,772)
                                                              --------   --------
          Total long-term debt obligations..................  $199,658   $491,102
                                                              ========   ========

  Credit Facility

     The Company currently has a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 6.64% at December 31, 2000) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 9.5% at December 31, 2000) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratios and indebtedness covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of December 31, 2000, $92.9 million was borrowed under the credit facility, and the Company had $14.8 million of letters of credit outstanding, resulting in a borrowing availability of $242.3 million under the credit facility. The weighted-average borrowing rate on the credit facility for the year ended December 31, 2000 was 7.72%.

  Senior Secured Notes

     In March 2000, the Company closed a private placement of $150.0 million principal amount of senior secured notes primarily with insurance companies. In September 2000, the Company issued an additional $60.0 million principal amount of senior secured notes. The resulting $210.0 million of senior secured notes have maturities ranging from five to ten years with a weighted average interest rate of 8.41% and, pursuant to an intercreditor agreement, rank equally in right of repayment with indebtedness under the Company's credit facility. The senior secured notes have financial covenants similar to the credit facility. Proceeds from the private placement were used to reduce outstanding borrowings under the credit facility.

  Convertible Subordinated Notes

     In October 1998, the Company entered into a strategic investment agreement with Enron Capital & Trade Resources Corp. (Enron Capital), a subsidiary of Enron Corp., pursuant to which Enron Capital and an affiliate made an investment of $49.4 million in the Company. The investment was in the form of convertible

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
subordinated notes bearing interest at 6 7/8%. In April 2000, UtiliCorp purchased the convertible subordinated notes from Enron Capital and an affiliate. UtiliCorp converted these notes into approximately 5.4 million shares of the Company's common stock on June 13, 2000.

     On July 19, 2000, the Company issued $150.0 million principal amount of convertible subordinated notes and, on August 7, 2000, the Company issued an additional $22.5 million principal amount of convertible subordinated notes due to the exercise of the underwriters' over-allotment option. Net proceeds from the offering were used to repay outstanding indebtedness under the credit facility. The convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of the Company's common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003.

     The maturities of long-term debt obligations (excluding capital leases) as of December 31, 2000, are as follows (in thousands):

Year Ending December 31 --
  2001......................................................   $  7,487
  2002......................................................      6,062
  2003......................................................      3,695
  2004......................................................     94,855
  2005......................................................    103,910
  Thereafter................................................    281,494
                                                               --------
                                                               $497,503
                                                               ========

     The Company leases certain buildings and equipment under non-cancelable lease agreements. The following schedule shows the future minimum lease payments under these leases as of December 31, 2000 (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Year Ending December 31 --
  2001......................................................  $ 1,386    $23,470
  2002......................................................      818     14,070
  2003......................................................      291      6,838
  2004......................................................       21      4,293
  2005......................................................       --      2,762
  Thereafter................................................       --      1,104
                                                              -------    -------
          Total minimum lease payments......................    2,516    $52,537
                                                                         =======
       Less -- Amounts representing interest................     (145)
                                                              -------
          Present value of minimum lease payments...........    2,371
       Less -- Current portion..............................   (1,285)
                                                              -------
       Total long-term obligations..........................  $ 1,086
                                                              =======

     Rent expense related to operating leases was approximately $1,816,000, $11,706,000 and $16,156,000 for the years ended December 31, 1998, 1999 and
2000, respectively. Assets under capital leases are included as part of property and equipment.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Certain of the Company's subsidiaries have entered into related party lease arrangements for operational facilities. These lease agreements generally have a term of 5 years. Related party lease expense for the years ended December 31, 1998, 1999 and 2000, respectively, was approximately $315,000, $1,215,000 and $2,056,000. Future commitments with respect to these leases are included above.

8. INCOME TAXES:

     The components of the provision for income taxes are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Federal --
  Current...............................................  $10,214   $36,044   $66,558
  Deferred..............................................     (262)    5,071    10,350
State --
  Current...............................................    1,839     7,335    13,426
  Deferred..............................................     (108)      549     2,994
                                                          -------   -------   -------
                                                          $11,683   $48,999   $93,328
                                                          =======   =======   =======

     Actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Provision at the statutory rate.........................  $ 9,400   $36,028   $69,668
Increases resulting from --
  State income taxes, net of federal benefit............    1,125     5,124    10,453
  Non-deductible goodwill...............................      899     3,381     5,472
  Nondeductible expenses................................      259     1,488     2,022
  Compensation, excise tax and deferred tax charges
     related to poolings................................       --     2,978        --
  Expenses with no tax benefit related to merger and
     special charges....................................       --        --     5,713
                                                          -------   -------   -------
                                                          $11,683   $48,999   $93,328
                                                          =======   =======   =======

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred income tax liabilities --
  Property and equipment....................................  $(28,945)  $(50,808)
  Book/tax accounting method difference.....................    (1,818)    (1,974)
  Goodwill and other........................................      (348)    (4,150)
                                                              --------   --------
          Total deferred income tax liabilities.............   (31,111)   (56,932)
                                                              --------   --------
Deferred income tax assets --
  Allowance for doubtful accounts and other reserves........     4,105      5,860
  Other accruals not currently deductible...................     6,748     10,166
  Inventory.................................................       279        225
                                                              --------   --------
          Total deferred income tax assets..................    11,132     16,251
                                                              --------   --------
          Total net deferred income tax liabilities.........  $(19,979)  $(40,681)
                                                              ========   ========

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

     UtiliCorp is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible. Subject to certain limitations, UtiliCorp is entitled to elect three of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of UtiliCorp, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances. Also in certain circumstances, UtiliCorp had the right to purchase additional securities from the Company to maintain the percentage ownership of the Company represented by the Series A Convertible Preferred Stock. During the years ended December 31, 1999 and 2000, UtiliCorp purchased 57,727 and 519,182 shares of common stock, respectively, pursuant to these rights. In October 2000, UtiliCorp's right to purchase additional securities from the Company to maintain a percentage ownership of the Company represented by the Series A Convertible Preferred Stock terminated.

  Convertible Subordinated Notes

     In April 2000, UtiliCorp purchased the $49.4 million of 6 7/8% convertible subordinated notes from Enron Capital and an affiliate. UtiliCorp converted these notes into approximately 5.4 million shares of the Company's common stock on June 13, 2000.

  Public Offerings

     In 1998, Quanta completed its IPO, which involved the issuance of 8.6 million shares of its common stock, resulting in net proceeds to the Company of $44.9 million.

     On January 27, 1999, Quanta completed a follow-on public offering, which involved the issuance of 6.9 million shares of its common stock at a price of $15.50 per share, resulting in net proceeds to the Company of $101.1 million after deducting underwriting discounts and commissions and expenses related to the offering.

  Stockholder Rights Plan

     On March 8, 2000, the board of directors of the Company adopted a Stockholder Rights Plan. Under the plan, a dividend of one Preferred Stock Purchase Right (the Rights) was declared on each outstanding share of the Company's common stock and Series A Convertible Preferred Stock (on a converted basis) for holders of record as of the close of business on March 27, 2000. The Rights will also attach to all common stock and Series A Convertible Preferred Stock issued after March 27, 2000. No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than UtiliCorp) becomes the beneficial owner of, or tenders for, 15% or more of the Company's common shares. The Rights also will be exercisable if UtiliCorp, together with any affiliates or associates, becomes the beneficial owner of, or tenders for more than 49.9% of the Company's common shares, or if there is a change of control of UtiliCorp. In the event that the Rights become exercisable, each Right will entitle its holder to purchase, at the Right's exercise price, a number of common shares having a market value at that time of twice the Right's exercise price. Rights held by the triggering person will become void and will not be exercisable to purchase shares at the reduced purchase price. The Rights will expire in ten years.

  Limited Vote Common Stock

     The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 1999 and 2000, respectively, 1,271,979 and 1,980,108 shares of Limited Vote Common Stock were converted to common stock.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

10. LONG-TERM INCENTIVE PLANS:

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

     The 1997 Stock Option Plan provides for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code) and nonqualified stock options (collectively, the Awards). The amount of ISOs that may be granted under the 1997 Stock Option Plan is limited to 3,571,275 shares. The 1997 Stock Option Plan is administered by the Compensation Committee of the board of directors. The Compensation Committee has, subject to the terms of the 1997 Stock Option Plan, the sole authority to grant Awards under the 1997 Stock Option Plan, to construe and interpret the 1997 Stock Option Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 1997 Stock Option Plan.

     All of the Company's employees (including officers), non-employee directors, and certain consultants and advisors are eligible to receive Awards under the 1997 Stock Option Plan, but only employees of the Company are eligible to receive ISOs. Options will be exercisable during the period specified in each option agreement and will generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee. At the discretion of the Compensation Committee, option agreements may provide that options will become immediately exercisable in the event of a "change in control" (as defined in the 1997 Stock Option Plan) of the Company. No ISO will remain exercisable later than ten years after the date of grant (or five years in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

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

     The exercise price for ISOs granted under the 1997 Stock Option Plan may be no less than the fair market value of a share of the common stock on the date of grant (or 110% in the case of ISOs granted to employees owning more than 10% of the voting capital stock). No ISOs have been granted as of December 31, 2000.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999 and 2000, respectively: (i) risk-free interest rates ranging from 4.30% to 6.82% and 5.18% to 6.62%, (ii) expected life of 6 years, (iii) average volatility of 54.0% and 57.7%, and (iv) dividend yield of 0%. The following table summarizes activity under the 1997 Stock Option Plan for the years ended December 31, 1999 and 2000 (shares in thousands):

                                                            WEIGHTED    WEIGHTED
                                                            AVERAGE     AVERAGE
                                                            EXERCISE      FAIR
                                                  SHARES     PRICE       VALUE
                                                  ------    --------    --------
Outstanding at December 31, 1998................  2,366      $ 8.07
  Granted.......................................  4,500       23.90      $10.95
  Exercised.....................................   (307)       8.41
  Forfeited and canceled........................   (113)      14.09
                                                  -----
Outstanding at December 31, 1999................  6,446       15.66
  Granted.......................................  2,574       30.70      $18.57
  Exercised.....................................   (804)      13.00
  Forfeited and canceled........................   (367)      18.19
                                                  -----
Outstanding at December 31, 2000................  7,849       20.97
                                                  =====
Options exercisable at --
  December 31, 1999.............................    335
  December 31, 2000.............................  1,297

     The following table summarizes information for outstanding options at December 31, 2000 (shares in thousands):

                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          --------------------------------------   ----------------------
                                          WEIGHTED      WEIGHTED                 WEIGHTED
                           NUMBER OF       AVERAGE      AVERAGE     NUMBER OF    AVERAGE
                            OPTIONS      CONTRACTUAL    EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE    PRICE
- ------------------------  -----------   -------------   --------   -----------   --------
$6.00-$8.88                    964          7.35         $ 6.99         293       $ 7.07
$9.25-$11.13                   467          7.51           9.96         124         9.91
$14.00-$20.88                2,597          8.37          17.74         452        17.61
$21.04-$31.33                2,937          8.85          23.36         390        22.92
$31.81-$47.69                  742          9.57          40.97          38        43.94
$49.31-$61.50                  142          9.47          55.86          --           --
                             -----                                    -----
$6.00-$61.50                 7,849                                    1,297
                             =====                                    =====

  Employee Stock Purchase Plan

     An Employee Stock Purchase Plan (the Plan) was adopted by the board of directors of the Company and was approved by the stockholders of the Company in May 1999. The purpose of the Plan is to provide an incentive for employees of the Company and any Participating Company (as defined in the Plan) to acquire or increase a proprietary interest in the Company through the purchase of shares of the Company's common stock. At the date hereof, all of the existing subsidiaries of the Company have been designated as Participating Companies. The Plan is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the Plan are construed in a manner consistent with the requirements of that section of the Code. The Plan is administered by a committee appointed from time to time by the board of directors. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. As of December 31, 1999, there were no

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
shares purchased under the Plan. During 2000 the Company issued a total of 222,364 shares pursuant to the Plan. Compensation cost is computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2000: dividend yield of 0%; an expected life of 0.5 year; expected volatility of 69.4% and risk-free interest rate of 6.2%. The weighted-average fair value of those purchase rights granted in 2000 was $25.40.

     The Company accounts for its stock-based compensation under APB No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. Had compensation costs for the 1997 Stock Option Plan and the Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

                                                          1998      1999        2000
                                                         -------   -------    --------
Net income attributable to  As reported                  $16,188   $53,679    $104,793
  common stock............
                            As Adjusted - Basic          $15,298   $48,359    $ 89,413
                            As Adjusted - Diluted        $15,804   $50,817    $ 93,346
Earnings per share........  As Reported - Basic          $  0.60   $  1.14    $   1.78
                            As Adjusted - Basic          $  0.57   $  1.03    $   1.52
                            As Reported - Diluted        $  0.59   $  1.00    $   1.42
                            As Adjusted - Diluted        $  0.56   $  0.91    $   1.22

     The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

  Employee Stock Ownership Plan

     The Company issued shares of common stock to an Employee Stock Ownership Plan (the ESOP) in connection with the acquisition of one of the Pooled Companies. The ESOP was terminated on July 31, 1998. In June 1999, after the receipt of a favorable determination letter from the Internal Revenue Service, a portion of the unallocated shares of the Company's common stock held by the ESOP were sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares were distributed to the plan participants. The cost of the unallocated ESOP shares was reflected as a reduction in the Company's stockholders' equity. As a result of the above, the Company incurred an excise tax of approximately $1.1 million equal to 10% of the value of the Company's common stock distributed to the plan participants. In addition, the Company eliminated the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and recognized a non-cash, non-recurring compensation charge of approximately $5.3 million equal to the value of the unallocated shares held by the ESOP.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLANS:

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

  401(k) Plan

     Effective February 1, 1999, the Company adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. The Company will make a matching contribution of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary. Prior to joining the Company's 401(k) plan, certain subsidiaries of the Company provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by the Company were approximately $1,434,000, $5,044,000 and $5,949,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

12. RELATED PARTY TRANSACTIONS:

     As previously discussed, Enron Capital and Utilicorp have made investments in the Company. The Company has had transactions in the normal course of business with subsidiaries of Enron and UtiliCorp. In addition, in September 1999, the Company entered into a strategic alliance agreement with UtiliCorp. Under the terms of the strategic alliance agreement, UtiliCorp will use the Company, subject to the Company's ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastructure installation and maintenance and natural gas distribution installation and maintenance in all areas serviced by UtiliCorp, provided that the Company provides such services at a competitive cost. The strategic alliance agreement has a term of six years. Subsequent to the investment by Enron Capital, revenues from Enron in 1999 and 2000, were approximately $40.1 million and $20.3 million, respectively, and balances due the Company at year-end were approximately $20.3 million and $2.0 million, respectively. Subsequent to the investment by Utilicorp, revenues from UtiliCorp in 1999 and 2000 were approximately $7.4 million and $14.4 million, respectively, and balances due the Company at year-end were approximately $1.3 million and $1.8 million, respectively.

     The Company entered into a management services agreement in September 1999 with UtiliCorp for advice and services including financing activities; corporate strategic planning; research on the restructuring of the electric power industry; the development, evaluation and marketing of our products, services and capabilities; identification of and evaluation of potential U.S. acquisition candidates and other merger and acquisition advisory services; and other services that the Company may reasonably request. The management services agreement required the Company to make quarterly payments to UtiliCorp of $2,325,000 through September 30, 2005. In December 2000, the Company agreed to conclude its obligations under the management services agreement with UtiliCorp in exchange for a one-time payment to UtiliCorp of approximately $28.6 million, which has been reflected as a special charge during the year ended December 31, 2000.

     Management believes transactions with these related parties were under terms no less favorable to the Company than those arranged with other parties.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

  Performance Bonds

     In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

     The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 1999 and 2000. All quarters presented have been restated for the effect of the 3-for-2 stock split discussed in Note 1 (in thousands, except per share information).

                                                     FOR THE THREE MONTHS ENDED,
                                           ------------------------------------------------
                                           MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                           --------   --------   ------------   -----------
1999:
  Revenues...............................  $127,779   $193,821     $271,788      $332,266
  Gross profit...........................    22,908     43,572       66,099        81,722
  Net income attributable to common
     stock...............................     3,423      4,807       19,138        26,311
  Basic earnings per share...............  $   0.09   $   0.11     $   0.38      $   0.48
  Diluted earnings per share.............  $   0.09   $   0.10     $   0.34      $   0.39
  Diluted earnings per share before
     merger and special charges..........  $   0.11   $   0.23     $   0.34      $   0.39
2000:
  Revenues...............................  $333,737   $423,526     $487,845      $548,193
  Gross profit...........................    72,681     98,636      119,383       123,397
  Net income attributable to common
     stock...............................    19,312     30,863       40,458        14,160
  Basic earnings per share...............  $   0.34   $   0.52     $   0.64      $   0.25
  Diluted earnings per share.............  $   0.28   $   0.42     $   0.53      $   0.20
  Diluted earnings per share before
     merger and special charges..........  $   0.28   $   0.42     $   0.53      $   0.49

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

15. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the telecommunications, electric power and cable television industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by various of the Company's subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the services noted above.

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1998       1999        2000
                                                      --------   --------   ----------
                                                               (IN THOUSANDS)
Telecommunications network services.................  $100,184   $318,461   $  796,586
Cable television network services...................    10,050     91,391      219,514
Electric power network services.....................   159,243    316,794      483,432
Ancillary services..................................    49,782    199,008      293,769
                                                      --------   --------   ----------
                                                      $319,259   $925,654   $1,793,301
                                                      ========   ========   ==========

     The Company does not have significant operations or long-lived assets in countries outside of the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10. is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11. is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12. is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13. is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following financial statements, schedules and exhibits are filed as part of this Report:

             (1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 22 of this Report.

             (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

             (3) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          1.1            -- Underwriting Agreement dated July 19, 2000 by and among
                            Morgan Stanley & Co. Incorporated, Banc of America
                            Securities LLC, Bear Stearns & Co. Inc., Raymond James &
                            Associates, Inc. SunTrust Equitable Securities
                            Corporation, Wachovia Securities, Inc. and Quanta
                            Services, Inc. (previously filed as Exhibit 1.1 to the
                            Company's Form 8-K (No. 0001-13831) filed July 26, 2000
                            and incorporated herein by reference)
          3.1            -- Amended and Restated Certificate of Incorporation
                            (previously filed as Exhibit 3.1 to the Company's
                            Registration Statement on Form S-1 (No. 333-42957) and
                            incorporated herein by reference)
          3.2            -- Amended and Restated Bylaws (filed herewith)
          3.3            -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation (previously filed as Exhibit
                            3.3 to the Company's Registration Statement on Form S-3
                            (No. 333-81419) and incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.4            -- Certificate of Designation for the Series A Preferred
                            Stock (previously filed as Exhibit 3.4 to the Company's
                            Registration Statement on Form S-3 (No. 333-90961) and
                            incorporated herein by reference)
          3.5            -- Certificate of Designation for the Series B Preferred
                            Stock (Previously filed as Exhibit 3.5 to the Company's
                            1999 Form 10-K (No. 001-13831) filed March 30, 2000 and
                            incorporated herein by reference.)
          3.6            -- Certificate of Correction to Certificate of Designation
                            for the Series A Preferred Stock (previously filed as
                            Exhibit 3.6 to the Company's 1999 Form 10-K (No.
                            001-13831) filed March 30, 2000 and incorporated herein
                            by reference)
          4.1            -- Form of Common Stock Certificate (previously filed as
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-1 (No. 333-42957) and incorporated herein by
                            reference)
          4.2            -- Rights Agreement dated as of March 8, 2000 between Quanta
                            Services, Inc. and American Stock Transfer & Trust
                            Company, as Rights Agent, which includes as Exhibit B
                            thereto the Form of Right Certificate (previously filed
                            as Exhibit 4.1 to the Company's Form 8-K (No. 001-13831)
                            filed March 20, 2000 and incorporated herein by
                            reference)
          4.3            -- Subordinated Indenture dated July 25, 2000 by and between
                            Quanta Services, Inc. and Chase Bank of Texas, National
                            Association, as Trustee (previously filed as Exhibit 4.1
                            to the Company's Form 8-K (No. 001-13831) filed July 26,
                            2000 and incorporated herein by reference)
          4.4            -- First Supplemental Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas,
                            National Association, as Trustee (previously filed as
                            Exhibit 4.2 to the Company's Form 8-K (No. 0001-13831)
                            filed July 26, 2000 and incorporated herein by reference)
          4.5            -- Third Amendment and Consent to Third Amended and Restated
                            Secured Credit Agreement dated June 15, 2000 by and among
                            Quanta Services, Inc., the Lenders (as defined therein)
                            party thereto and Bank of America, N.A. f/k/a
                            Nationsbank, N.A., as administrative agent for the
                            Lenders (previously filed as Exhibit 4.3 to the Company's
                            Form 8-K (No. 0001-13831) filed July 26, 2000 and
                            incorporated herein by reference)
         10.1*           -- Form of Employment Agreement (previously filed as Exhibit
                            10.1 to the Company's Registration Statement on Form S-1
                            (No. 333-42957) and incorporated herein by reference)
         10.2*           -- Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 10.2 to the Company's Form 10-Q (No.
                            001-13831) filed November 14, 2000 and incorporated
                            herein by reference)
         10.3            -- Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as
                            Borrower and NationsBank, N.A. d/b/a Bank of America,
                            N.A., as Administrative Agent, and the other financial
                            institutions party thereto, as Lenders (previously filed
                            as Exhibit 10.5 to the Company's Registration Statement
                            on Form S-3 (No. 333-81419) and incorporated herein by
                            reference)
         10.4            -- Securities Purchase Agreement among Quanta Services, Inc.
                            and Enron Capital & Trade Resources Corp. ("Enron
                            Capital") and Joint Energy Development Investments II
                            Limited Partnership ("JEDI") dated as of September 29,
                            1998 (previously filed as Exhibit 10.7 to the Company's
                            Registration Statement on Form S-4 (No. 333-47083) and
                            incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.5            -- Registration Rights Agreement dated as of September 29,
                            1998 by and among Quanta Services, Inc., JEDI and Enron
                            Capital (previously filed as Exhibit 10.8 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-47083) and incorporated herein by reference)
         10.6            -- Form of Convertible Promissory Note issued to Enron
                            Capital and JEDI (previously filed as Exhibit 10.9 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-47083) and incorporated herein by reference)
         10.7            -- Securities Purchase Agreement between Quanta Services,
                            Inc. and UtiliCorp United Inc. dated as of September 21,
                            1999 (previously filed as Exhibit 10.12 to the Company's
                            Registration Statement on Form S-3 (No. 333-90961) and
                            incorporated herein by reference)
         10.8            -- Investor's Rights Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated September
                            21, 1999 (previously filed as Exhibit 10.13 to the
                            Company's Registration Statement on Form S-3 (No.
                            333-90961) and incorporated herein by reference)
         10.9            -- Management Services Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. (previously
                            filed as Exhibit 10.14 to the Company's Registration
                            Statement on Form S-3 (No. 333-90961) and incorporated
                            herein by reference)
         10.10           -- Letter Agreement by and between Quanta Services, Inc. and
                            UtiliCorp United Inc. dated September 21, 1999
                            (previously filed as Exhibit 10.15 to the Company's
                            Registration Statement on Form S-3 (No. 333-90961) and
                            incorporated herein by reference)
         10.11           -- Strategic Alliance Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated as of
                            September 21, 1999 (previously filed as Exhibit 10.16 to
                            the Company's Registration Statement on Form S-3 (No.
                            333-90961) and incorporated herein by reference)
         10.12           -- Form of Stockholders Voting Agreement (previously filed as Exhibit 10.17 to the Company's Registration Statement
                            on Form S-3 (No. 333-90961) and incorporated herein by
                            reference)
         10.13           -- First Amendment to Third Amended and Restated Secured
                            Credit Agreement (previously filed as Exhibit 10.18 to
                            the Company's Registration Statement on Form S-3 (No.
                            333-90961) and incorporated herein by reference)
         10.14           -- Letter Agreement by and among ECT Merchant Investments
                            Corp., Joint Energy Development Investments II Limited
                            Partnership, Quanta Services, Inc. and UtiliCorp United
                            Inc. dated September 21, 1999 (previously filed as
                            Exhibit 10.19 to the Company's Registration Statement on
                            Form S-3 (No. 333-90961) and incorporated herein by
                            reference)
         10.15           -- First Amendment to Securities Purchase Agreement and
                            Registration Rights Agreement (previously filed as
                            Exhibit 10.20 to the Company's Registration Statement on
                            Form S-3 (No. 333-90961) and incorporated herein by
                            reference)
         10.16           -- Note Purchase Agreement dated as of March 1, 2000 between
                            Quanta Services, Inc. and the Purchasers named therein
                            (previously filed as Exhibit 10.16 to the Company's 1999
                            Form 10-K (No. 001-13831) filed March 30, 2000 and
                            incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.17           -- Intercreditor Agreement dated March 23, 2000 related to the March 1, 2000 Note Purchase Agreement (previously
                            filed as Exhibit 10.17 to the Company's 1999 Form 10-K
                            (No. 001-13831) filed March 30, 2000 and incorporated
                            herein by reference)
         10.18           -- Rights Agreement dated March 8, 2000 between Quanta
                            Services, Inc. and American Stock Transfer & Trust
                            Company, as Rights Agent (previously filed as Exhibit 4.1
                            to the Company's Registration Statement on Form 8-A (No.
                            001-13831) filed March 21, 2000 and incorporated herein
                            by reference)
         10.19           -- Form of Lockup Agreement (previously filed as Exhibit
                            10.19 to the Company's 1999 Form 10-K (No. 001-13831)
                            filed March 30, 2000 and incorporated herein by
                            reference)
         10.20           -- Second Amendment to Third Amended and Restated Credit
                            Agreement (previously filed as Exhibit 10.20 to the
                            Company's 1999 Form 10-K (No. 001-13831) filed March 30,
                            2000 and incorporated herein by reference)
         10.21           -- Letter Agreement dated December 28, 2000 between Quanta
                            Services, Inc. and UtiliCorp United Inc. (filed herewith)
         21.1            -- Subsidiaries (filed herewith)
         23.1            -- Consent of Arthur Andersen LLP (filed herewith)

- ---------------

*  Management contracts or compensatory plans or arrangements

          (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2001.

                                            QUANTA SERVICES, INC.

                                            By         /s/ JOHN R. COLSON
                                             -----------------------------------
                                                       John R. Colson
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 2001.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                 /s/ JOHN R. COLSON                      Chief Executive Officer, Director
- -----------------------------------------------------      (Principal Executive Officer)
                   John R. Colson

                 /s/ JAMES H. HADDOX                     Chief Financial Officer
- -----------------------------------------------------      (Principal Financial Officer)
                   James H. Haddox

                /s/ DERRICK A. JENSEN                    Vice President, Controller and
- -----------------------------------------------------      Chief Accounting Officer
                  Derrick A. Jensen

                /s/ VINCENT D. FOSTER                    Director
- -----------------------------------------------------
                  Vincent D. Foster

                 /s/ JOHN R. WILSON                      Director
- -----------------------------------------------------
                   John R. Wilson

                 /s/ JOHN A. MARTELL                     Director
- -----------------------------------------------------
                   John A. Martell

                                                         Director
- -----------------------------------------------------
                   Robert K. Green

                 /s/ JAMES G. MILLER                     Director
- -----------------------------------------------------
                   James G. Miller

                  /s/ GARY A. TUCCI                      Director
- -----------------------------------------------------
                    Gary A. Tucci

                  /s/ JAMES R. BALL                      Director
- -----------------------------------------------------
                    James R. Ball

                                                         Director
- -----------------------------------------------------
                  Michael T. Willis

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          1.1            -- Underwriting Agreement dated July 19, 2000 by and among
                            Morgan Stanley & Co. Incorporated, Banc of America
                            Securities LLC, Bear Stearns & Co. Inc., Raymond James &
                            Associates, Inc. SunTrust Equitable Securities
                            Corporation, Wachovia Securities, Inc. and Quanta
                            Services, Inc. (previously filed as Exhibit 1.1 to the
                            Company's Form 8-K (No. 0001-13831) filed July 26, 2000
                            and incorporated herein by reference)
          3.1            -- Amended and Restated Certificate of Incorporation
                            (previously filed as Exhibit 3.1 to the Company's
                            Registration Statement on Form S-1 (No. 333-42957) and
                            incorporated herein by reference)
          3.2            -- Amended and Restated Bylaws (filed herewith)
          3.3            -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation (previously filed as Exhibit
                            3.3 to the Company's Registration Statement on Form S-3
                            (No. 333-81419) and incorporated herein by reference)
          3.4            -- Certificate of Designation for the Series A Preferred
                            Stock (previously filed as Exhibit 3.4 to the Company's
                            Registration Statement on Form S-3 (No. 333-90961) and
                            incorporated herein by reference)
          3.5            -- Certificate of Designation for the Series B Preferred
                            Stock (Previously filed as Exhibit 3.5 to the Company's
                            1999 Form 10-K (No. 001-13831) filed March 30, 2000 and
                            incorporated herein by reference.)
          3.6            -- Certificate of Correction to Certificate of Designation
                            for the Series A Preferred Stock (previously filed as
                            Exhibit 3.6 to the Company's 1999 Form 10-K (No.
                            001-13831) filed March 30, 2000 and incorporated herein
                            by reference)
          4.1            -- Form of Common Stock Certificate (previously filed as
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-1 (No. 333-42957) and incorporated herein by
                            reference)
          4.2            -- Rights Agreement dated as of March 8, 2000 between Quanta
                            Services, Inc. and American Stock Transfer & Trust
                            Company, as Rights Agent, which includes as Exhibit B
                            thereto the Form of Right Certificate (previously filed
                            as Exhibit 4.1 to the Company's Form 8-K (No. 001-13831)
                            filed March 20, 2000 and incorporated herein by
                            reference)
          4.3            -- Subordinated Indenture dated July 25, 2000 by and between
                            Quanta Services, Inc. and Chase Bank of Texas, National
                            Association, as Trustee (previously filed as Exhibit 4.1
                            to the Company's Form 8-K (No. 001-13831) filed July 26,
                            2000 and incorporated herein by reference)
          4.4            -- First Supplemental Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas,
                            National Association, as Trustee (previously filed as
                            Exhibit 4.2 to the Company's Form 8-K (No. 0001-13831)
                            filed July 26, 2000 and incorporated herein by reference)
          4.5            -- Third Amendment and Consent to Third Amended and Restated
                            Secured Credit Agreement dated June 15, 2000 by and among
                            Quanta Services, Inc., the Lenders (as defined therein)
                            party thereto and Bank of America, N.A. f/k/a
                            Nationsbank, N.A., as administrative agent for the
                            Lenders (previously filed as Exhibit 4.3 to the Company's
                            Form 8-K (No. 0001-13831) filed July 26, 2000 and
                            incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.1*           -- Form of Employment Agreement (previously filed as Exhibit
                            10.1 to the Company's Registration Statement on Form S-1
                            (No. 333-42957) and incorporated herein by reference)
         10.2*           -- Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 10.2 to the Company's Form 10-Q (No.
                            001-13831) filed November 14, 2000 and incorporated
                            herein by reference)
         10.3            -- Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as
                            Borrower and NationsBank, N.A. d/b/a Bank of America,
                            N.A., as Administrative Agent, and the other financial
                            institutions party thereto, as Lenders (previously filed
                            as Exhibit 10.5 to the Company's Registration Statement
                            on Form S-3 (No. 333-81419) and incorporated herein by
                            reference)
         10.4            -- Securities Purchase Agreement among Quanta Services, Inc.
                            and Enron Capital & Trade Resources Corp. ("Enron
                            Capital") and Joint Energy Development Investments II
                            Limited Partnership ("JEDI") dated as of September 29,
                            1998 (previously filed as Exhibit 10.7 to the Company's
                            Registration Statement on Form S-4 (No. 333-47083) and
                            incorporated herein by reference)
         10.5            -- Registration Rights Agreement dated as of September 29,
                            1998 by and among Quanta Services, Inc., JEDI and Enron
                            Capital (previously filed as Exhibit 10.8 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-47083) and incorporated herein by reference)
         10.6            -- Form of Convertible Promissory Note issued to Enron
                            Capital and JEDI (previously filed as Exhibit 10.9 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-47083) and incorporated herein by reference)
         10.7            -- Securities Purchase Agreement between Quanta Services,
                            Inc. and UtiliCorp United Inc. dated as of September 21,
                            1999 (previously filed as Exhibit 10.12 to the Company's
                            Registration Statement on Form S-3 (No. 333-90961) and
                            incorporated herein by reference)
         10.8            -- Investor's Rights Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated September
                            21, 1999 (previously filed as Exhibit 10.13 to the
                            Company's Registration Statement on Form S-3 (No.
                            333-90961) and incorporated herein by reference)
         10.9            -- Management Services Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. (previously
                            filed as Exhibit 10.14 to the Company's Registration
                            Statement on Form S-3 (No. 333-90961) and incorporated
                            herein by reference)
         10.10           -- Letter Agreement by and between Quanta Services, Inc. and
                            UtiliCorp United Inc. dated September 21, 1999
                            (previously filed as Exhibit 10.15 to the Company's
                            Registration Statement on Form S-3 (No. 333-90961) and
                            incorporated herein by reference)
         10.11           -- Strategic Alliance Agreement by and between Quanta
                            Services, Inc. and UtiliCorp United Inc. dated as of
                            September 21, 1999 (previously filed as Exhibit 10.16 to
                            the Company's Registration Statement on Form S-3 (No.
                            333-90961) and incorporated herein by reference)
         10.12           -- Form of Stockholders Voting Agreement (previously filed as Exhibit 10.17 to the Company's Registration Statement
                            on Form S-3 (No. 333-90961) and incorporated herein by
                            reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.13           -- First Amendment to Third Amended and Restated Secured
                            Credit Agreement (previously filed as Exhibit 10.18 to
                            the Company's Registration Statement on Form S-3 (No.
                            333-90961) and incorporated herein by reference)
         10.14           -- Letter Agreement by and among ECT Merchant Investments
                            Corp., Joint Energy Development Investments II Limited
                            Partnership, Quanta Services, Inc. and UtiliCorp United
                            Inc. dated September 21, 1999 (previously filed as
                            Exhibit 10.19 to the Company's Registration Statement on
                            Form S-3 (No. 333-90961) and incorporated herein by
                            reference)
         10.15           -- First Amendment to Securities Purchase Agreement and
                            Registration Rights Agreement (previously filed as
                            Exhibit 10.20 to the Company's Registration Statement on
                            Form S-3 (No. 333-90961) and incorporated herein by
                            reference)
         10.16           -- Note Purchase Agreement dated as of March 1, 2000 between
                            Quanta Services, Inc. and the Purchasers named therein
                            (previously filed as Exhibit 10.16 to the Company's 1999
                            Form 10-K (No. 001-13831) filed March 30, 2000 and
                            incorporated herein by reference)
         10.17           -- Intercreditor Agreement dated March 23, 2000 related to the March 1, 2000 Note Purchase Agreement (previously
                            filed as Exhibit 10.17 to the Company's 1999 Form 10-K
                            (No. 001-13831) filed March 30, 2000 and incorporated
                            herein by reference)
         10.18           -- Rights Agreement dated March 8, 2000 between Quanta
                            Services, Inc. and American Stock Transfer & Trust
                            Company, as Rights Agent (previously filed as Exhibit 4.1
                            to the Company's Registration Statement on Form 8-A (No.
                            001-13831) filed March 21, 2000 and incorporated herein
                            by reference)
         10.19           -- Form of Lockup Agreement (previously filed as Exhibit
                            10.19 to the Company's 1999 Form 10-K (No. 001-13831)
                            filed March 30, 2000 and incorporated herein by
                            reference)
         10.20           -- Second Amendment to Third Amended and Restated Credit
                            Agreement (previously filed as Exhibit 10.20 to the
                            Company's 1999 Form 10-K (No. 001-13831) filed March 30,
                            2000 and incorporated herein by reference)
         10.21           -- Letter Agreement dated December 28, 2000 between Quanta
                            Services, Inc. and UtiliCorp United Inc. (filed herewith)
         21.1            -- Subsidiaries (filed herewith)
         23.1            -- Consent of Arthur Andersen LLP (filed herewith)

- ---------------

*  Management contracts or compensatory plans or arrangements