Form 10-Q
period 2001-03-31
QUANTA SERVICES INC
filed 2001-05-15
CIK 1050915

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     58,004,594 shares of Common Stock were outstanding as of May 10, 2001. As of the same date, 1,704,016 shares of Limited Vote Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................    1
  Consolidated Statements of Operations.....................    2
  Consolidated Statements of Cash Flows.....................    3
  Notes to Condensed Consolidated Financial Statements......    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    9
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   12

PART II. OTHER INFORMATION
Item 2. Changes in Securities...............................   13
Item 6. Exhibits and Reports on Form 8-K....................   13
Signature...................................................   14

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $   17,306    $    6,562
  Accounts receivable, net of allowance of $15,612 and
     $18,578................................................      466,869       465,359
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       71,842        78,395
  Inventories...............................................       19,874        22,991
  Prepaid expenses and other current assets.................       26,516        27,476
                                                               ----------    ----------
          Total current assets..............................      602,407       600,783
PROPERTY AND EQUIPMENT, net.................................      341,029       359,912
OTHER ASSETS, net...........................................       24,627        19,676
GOODWILL, net...............................................      906,031     1,003,548
                                                               ----------    ----------
          Total assets......................................   $1,874,094    $1,983,919
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    8,772    $    8,916
  Accounts payable and accrued expenses.....................      215,684       230,009
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       27,981        30,792
                                                               ----------    ----------
          Total current liabilities.........................      252,437       269,717
LONG-TERM DEBT, net of current maturities...................      318,602       344,307
CONVERTIBLE SUBORDINATED NOTES..............................      172,500       172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....       61,599        66,630
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,444,961 shares
     issued and outstanding.................................           --            --
  Common Stock, $.00001 par value, 300,000,000 shares
     authorized, 56,400,546 and 57,895,404 shares issued and
     outstanding, respectively..............................           --            --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,765,912 and 1,704,016 shares
     issued and outstanding, respectively...................           --            --
  Additional paid-in capital................................      882,344       915,082
  Retained earnings.........................................      186,612       215,683
                                                               ----------    ----------
          Total stockholders' equity........................    1,068,956     1,130,765
                                                               ----------    ----------
          Total liabilities and stockholders' equity........   $1,874,094    $1,983,919
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
REVENUES....................................................  $333,737   $519,018
COST OF SERVICES (including depreciation)...................   261,056    410,066
                                                              --------   --------
  Gross profit..............................................    72,681    108,952
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    29,951     42,033
GOODWILL AMORTIZATION.......................................     4,216      6,304
                                                              --------   --------
  Income from operations....................................    38,514     60,615
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (4,533)    (9,228)
  Other, net................................................       549         22
                                                              --------   --------
INCOME BEFORE INCOME TAX PROVISION..........................    34,530     51,409
PROVISION FOR INCOME TAXES..................................    14,986     22,106
                                                              --------   --------
NET INCOME..................................................    19,544     29,303
DIVIDENDS ON PREFERRED STOCK................................       232        232
                                                              --------   --------
NET INCOME ATTRIBUTABLE TO COMMON STOCK.....................  $ 19,312   $ 29,071
                                                              ========   ========
BASIC EARNINGS PER SHARE....................................  $   0.30   $   0.38
                                                              ========   ========
DILUTED EARNINGS PER SHARE..................................  $   0.28   $   0.38
                                                              ========   ========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic.....................................................    65,354     76,128
                                                              ========   ========
  Diluted...................................................    72,568     80,802
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        2001
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock...................  $  19,312   $  29,071
  Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities --
     Depreciation and amortization..........................     12,407      18,662
     Loss (gain) on sale of property and equipment..........       (219)        100
     Deferred income tax provision..........................        173         900
     Preferred stock dividend...............................        232         232
     Changes in operating assets and liabilities, net of
      non-cash transactions --
     (Increase) decrease in --
       Accounts receivable, net.............................    (26,227)      6,457
       Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................     (5,486)     (6,411)
       Inventories..........................................     (1,721)     (1,642)
       Prepaid expenses and other current assets............       (677)      2,614
     Increase (decrease) in --
       Accounts payable and accrued expenses................      5,516       8,138
       Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................     (2,221)      2,719
       Other, net...........................................         --        (226)
                                                              ---------   ---------
          Net cash provided by operating activities.........      1,089      60,614
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        526       1,084
  Additions of property and equipment.......................    (21,942)    (28,602)
  Cash paid for acquisitions, net of cash acquired..........    (38,975)    (76,870)
  Notes receivable..........................................         --       2,658
  Net proceeds from sale of business........................      2,410          --
                                                              ---------   ---------
          Net cash used in investing activities.............    (57,981)   (101,730)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit......   (103,324)     29,290
  Proceeds from other long-term debt........................    150,142       1,469
  Payments on other long-term debt..........................     (4,653)     (5,339)
  Debt issuance costs.......................................     (2,104)         --
  Issuances of stock, net of offering costs.................      4,233       4,098
  Exercise of stock options.................................      4,033         854
                                                              ---------   ---------
          Net cash provided by financing activities.........     48,327      30,372
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (8,565)    (10,744)
CASH AND CASH EQUIVALENTS, beginning of period..............     10,775      17,306
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $   2,210   $   6,562
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
     Interest...............................................  $   3,983   $  14,485
     Income taxes...........................................     10,852         514

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

     Since its inception and through 2000, Quanta acquired 77 businesses. The Company has acquired four additional businesses through March 31, 2001 for an aggregate consideration of approximately 1.0 million shares of common stock and $72.9 million in cash. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: rapid technological and structural changes in the industries the Company serves, risks related to internal growth and operating strategies, risks associated with an economic downturn, the collectibility of receivables, risks related to acquisition financing and integration, significant fluctuations in quarterly results, risks associated with contracts, management of growth, dependence on key personnel, availability of qualified employees, unionized workforce, competition, recoverability of goodwill, potential exposure to environmental liabilities and anti-takeover measures.

     The board of directors of the Company has authorized a Stock Repurchase Plan under which up to $75 million of the Company's common stock may be repurchased. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The Company has not repurchased any shares of common stock under the Stock Repurchase Plan. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as the Company's management deems appropriate. As a result of these factors, the actual number of shares to be repurchased cannot be determined at this time.

  Interim Condensed Consolidated Financial Information

     These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company have historically been subject to significant seasonal fluctuations.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in the Company's Annual Report on Form 10-K, which was filed with the SEC on April 2, 2001.

  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of net revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest 12 months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

  Self-Insurance

     As of August 1, 2000, the Company entered into agreements to insure the Company for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $500,000 per accident or occurrence. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

2. PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2000 and 2001 is illustrated below (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
NET INCOME:
  Net income attributable to common stock...................  $19,312    $29,071
  Dividends on Preferred Stock..............................      232        232
                                                              -------    -------
  Net income for basic earnings per share...................   19,544     29,303
                                                              -------    -------

  Effect of convertible subordinated notes under the "if
     converted" method -- interest expense addback, net of
     taxes..................................................      548      1,180
                                                              -------    -------
  Net income for diluted earnings per share.................  $20,092    $30,483
                                                              =======    =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic earnings per
     share, including convertible Preferred Stock...........   65,354     76,128
  Effect of dilutive stock options..........................    1,830      1,511
  Effect of convertible subordinated notes under the "if
     converted" method -- weighted convertible shares
     issuable...............................................    5,384      3,163
                                                              -------    -------
  Weighted average shares outstanding for diluted earnings
     per share..............................................   72,568     80,802
                                                              =======    =======

     Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the impact of Series A Convertible Preferred Stock has been included in the computation of basic earnings per share and prior period amounts have been restated accordingly. For the three months ended March 31, 2000, there were no stock options excluded from the computation of diluted earnings per share and for the three months ended March 31, 2001, stock options of 1.1 million were excluded

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

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

4. DEBT:

  Credit Facility

     The Company currently has a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 5.13% at March 31, 2001) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 8.0% at March 31, 2001) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratios and indebtedness covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of March 31, 2001, $122.2 million was borrowed under the credit facility, and the Company had $26.1 million of letters of credit outstanding, resulting in a borrowing availability of $201.7 million under the credit facility.

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

  Convertible Subordinated Notes

     On July 19, 2000 the Company issued $150.0 million principal amount of convertible subordinated notes and, on August 7, 2000, the Company issued an additional $22.5 million principal amount of convertible subordinated notes due to the exercise of the underwriters' over-allotment option. Net proceeds from the offering were used to repay outstanding indebtedness under the credit facility. The convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of the Company's common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

December 31, 2000, until the notes mature on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003.

5. SERIES A CONVERTIBLE PREFERRED STOCK:

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

     UtiliCorp is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible. Subject to certain limitations, UtiliCorp is entitled to elect three of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of UtiliCorp, be converted at any time into fully paid and non-assessable shares of common stock. The conversion price currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances. Also in certain circumstances, UtiliCorp had the right to purchase additional securities from the Company to maintain the percentage ownership of the Company represented by the Series A Convertible Preferred Stock. In October 2000, UtiliCorp's right to purchase additional securities from the Company to maintain a percentage ownership of the Company represented by the Series A Convertible Preferred Stock terminated.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

6. SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the telecommunications, electric power and cable television industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by various Company subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above. Certain reclassifications have been made to the prior period in order to conform to the current period.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Telecommunications network services.........................  $141,838   $185,289
Cable television network services...........................    55,400     73,182
Electric power network services.............................    90,109    188,404
Ancillary services..........................................    46,390     72,143
                                                              --------   --------
                                                              $333,737   $519,018
                                                              ========   ========

The Company does not have significant operations or long-lived assets in countries outside of the United States.

7. RELATED PARTY TRANSACTIONS:

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

     Management believes transactions with related parties were under terms no less favorable to the Company than those arranged with other parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include declarations regarding our intent, belief or current expectations, statements regarding the future results of acquired companies and our gross margins. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in our Annual Report on Form 10-K, which was filed with the SEC on April 2, 2001, which is available at the SEC's Web site at www.sec.gov.

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

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                                      THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------
                                                         2000               2001
                                                   ----------------   ----------------
                                                         (DOLLARS IN THOUSANDS)
Revenues.........................................  $333,737   100.0%  $519,018   100.0%
Cost of services (including depreciation)........   261,056    78.2    410,066    79.0
                                                   --------   -----   --------   -----
  Gross profit...................................    72,681    21.8    108,952    21.0
Selling, general and administrative expenses.....    29,951     9.0     42,033     8.1
Goodwill amortization............................     4,216     1.3      6,304     1.2
                                                   --------   -----   --------   -----
  Income from operations.........................    38,514    11.5     60,615    11.7
Interest expense.................................    (4,533)   (1.4)    (9,228)   (1.8)
Other income, net................................       549     0.2         22     0.0
                                                   --------   -----   --------   -----
Income before income tax provision...............    34,530    10.3     51,409     9.9
Provision for income taxes.......................    14,986     4.4     22,106     4.3
                                                   --------   -----   --------   -----
  Net income.....................................  $ 19,544     5.9%  $ 29,303     5.6%
                                                   ========   =====   ========   =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     Revenues. Revenues increased $185.3 million, or 55.5%, to $519.0 million for the three months ended March 31, 2001. This increase was primarily attributable to revenues of $118.0 million from platform companies acquired subsequent to March 31, 2000 which continued to exist as separate reporting subsidiaries, as well as a full period of contributed revenues for the three months ended March 31, 2001 for those companies acquired in the first quarter of 2000. In addition, we have experienced strong growth in key business areas as a result of greater demand for bandwidth, increased outsourcing, deregulation and industry convergence.

     Gross profit. Gross profit increased $36.3 million, or 49.9%, to $109.0 million for the three months ended March 31, 2001. Gross margin decreased from 21.8% for the three months ended March 31, 2000 to 21.0% for the three months ended March 31, 2001. This decrease in gross margin resulted from unfavorable weather conditions experienced during the first quarter of 2001 and lower margins on work performed for gas transmission customers partially offset by higher margins received on work performed for utility customers.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.1 million, or 40.3%, to $42.0 million for the three months ended March 31, 2001. Of this increase, $6.9 million was attributable to the platform companies we acquired subsequent to March 31, 2000. Selling, general and administrative expenses also included a full three months of costs in 2001 associated with those companies acquired during the first three months of 2000. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses decreased due to better absorption of the fixed component of overhead costs by the higher level of revenues.

     Interest expense. Interest expense increased $4.7 million, or 103.6%, to $9.2 million for the three months ended March 31, 2001 due to higher levels of debt resulting from the acquisitions of the companies we purchased subsequent to March 31, 2000.

     Provision for income taxes. The provision for income taxes was $22.1 million for the three months ended March 31, 2001 with an effective tax rate of 43.0% compared to $15.0 million for the three months ended March 31, 2000 and an effective tax rate of 43.4%. The decrease in the effective rate is primarily due to better absorption of the non-deductible portion of goodwill amortization.

     Net Income. Net income increased $9.8 million, or 49.9%, to $29.3 million for the three months ended March 31, 2001 compared to $19.5 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had cash and cash equivalents of $6.6 million, working capital of $331.1 million and long-term debt of $516.8 million, net of current maturities. Our long-term debt balance at that date included borrowings of $122.2 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $12.1 million of other debt. In addition, we had $26.1 million of letters of credit outstanding under the credit facility.

     During the three months ended March 31, 2001, operating activities provided net cash flow of $60.6 million. Changes in working capital accounts are affected by the acquisitions throughout the quarter and as such are not comparable to prior periods. We used net cash in investing activities of $101.7 million, including $76.9 million used for the purchase of businesses and contingent consideration issued for an acquisition closed prior to December 31, 2000, net of cash acquired. Financing activities provided a net cash flow of $30.4 million, resulting primarily from $29.3 million of borrowings from our credit facility.

     We currently have a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We pay commitment fees of 0.25% to 0.50% (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of May 10, 2001 we had approximately $149.2 million in outstanding borrowings under the credit facility and $32.3 million of letters of credit outstanding, resulting in a borrowing availability of $168.5 million under the credit facility.

     Our board of directors has authorized a Stock Repurchase Plan under which up to $75 million of our common stock may be repurchased. Under the Stock Repurchase Plan, we may conduct purchases through open market transactions in accordance with applicable securities laws. We have not repurchased any shares of common stock under the Stock Repurchase Plan. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as our management deems appropriate. As a result of these factors, the actual number of shares to be repurchased cannot be determined at this time.

     Between January 1, 2001 and March 31, 2001, we acquired four companies for an aggregate consideration of 1.0 million shares of common stock and $72.9 million in cash. The cash portion of such consideration was provided by borrowings under our credit facility. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes have occurred to the information previously provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES.

     (c) Unregistered Sales of Securities.

     Between January 1, 2001, and March 31, 2001, the Company completed four acquisitions in which some or all of the consideration was unregistered securities of the Company. The aggregate consideration paid in these transactions was $72.9 million in cash and 1.0 million shares of common stock. The Company considers the acquisitions of Airlan Telecom Services, L.P. and Mejia Personnel Services, Inc. to be one acquisition as these companies were all part of a related business. None of the other acquisitions were affiliated with each other prior to acquisition by the Company.

     All securities listed on the following table were shares of common stock. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration. For all issuances, the purchasers were "accredited investors" as defined in Rule 501 promulgated pursuant to the Securities Act of 1933, as amended. All issuances were to the owners of businesses acquired in privately negotiated transactions, not pursuant to public solicitation.

         NUMBER OF
DATE      SHARES                 PURCHASERS                           CONSIDERATION
----     ---------               ----------                           -------------
1/15/01    56,193    Two owners of Maddux Underground      Acquisition of Maddux Underground
                       Construction, Inc.                    Construction, Inc.
1/15/01   138,838    Two owners of Myers Cable, Inc.       Acquisition of Myers Cable, Inc.
2/14/01   366,904    Four owners of Airlan Telecom         Acquisition of Airlan Telecom
                       Services, L.P.                        Services, L.P.
2/14/01    26,207    One owner of Mejia Personnel          Acquisition of Mejia Personnel
                       Services, Inc.                        Services, Inc.
2/15/01   413,831    Two owners of Advanced Technologies   Acquisition of Advanced
                       and Installation Corporation          Technologies and Installation
                                                             Corporation

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.

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

Dated: May 15, 2001