Form 10-Q
period 2001-06-30
QUANTA SERVICES INC
filed 2001-08-14
CIK 1050915

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

58,698,244 shares of Common Stock were outstanding as of August 10, 2001. As of the same date, 1,627,498 shares of Limited Vote Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................    1
  Consolidated Statements of Operations.....................    2
  Consolidated Statements of Cash Flows.....................    3
  Notes to Condensed Consolidated Financial Statements......    4
ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    9
ITEM 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................   12

PART II. OTHER INFORMATION
ITEM 2. Changes in Securities...............................   13
ITEM 4. Submission of Matters to a Vote of Security
        Holders.............................................   13
ITEM 6. Exhibits and Reports on Form 8-K....................   14
Signature...................................................   15

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS


CURRENT ASSETS:
  Cash and cash equivalents.................................   $   17,306    $    2,772
  Accounts receivable, net of allowance of $15,612 and
     $33,536................................................      466,869       485,913
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       71,842        77,437
  Inventories...............................................       19,874        25,361
  Prepaid expenses and other current assets.................       26,516        36,077
                                                               ----------    ----------
          Total current assets..............................      602,407       627,560
PROPERTY AND EQUIPMENT, net.................................      341,029       375,081
OTHER ASSETS, net...........................................       24,627        20,917
GOODWILL, net...............................................      906,031     1,002,024
                                                               ----------    ----------
          Total assets......................................   $1,874,094    $2,025,582
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    8,772    $    7,825
  Accounts payable and accrued expenses.....................      215,684       243,935
  Billings in excess of costs and estimated earnings on
     uncompleted
     contracts..............................................       27,981        34,131
                                                               ----------    ----------
          Total current liabilities.........................      252,437       285,891
LONG-TERM DEBT, net of current maturities...................      318,602       340,788
CONVERTIBLE SUBORDINATED NOTES..............................      172,500       172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....       61,599        71,859
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,444,961 shares
      issued and outstanding................................           --            --
  Common Stock, $.00001 par value, 300,000,000 shares
     authorized, 56,400,546 and 58,423,226 shares issued and
     outstanding, respectively..............................           --            --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,765,912 and 1,640,137 shares
     issued and outstanding, respectively...................           --            --
  Additional paid-in capital................................      882,344       922,410
  Retained earnings.........................................      186,612       232,134
                                                               ----------    ----------
          Total stockholders' equity........................    1,068,956     1,154,544
                                                               ----------    ----------
          Total liabilities and stockholders' equity........   $1,874,094    $2,025,582
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                   -------------------   ---------------------
                                                     2000       2001       2000        2001
                                                   --------   --------   --------   ----------
REVENUES.........................................  $423,526   $503,342   $757,263   $1,022,360
COST OF SERVICES (including depreciation)........   324,890    392,588    585,946      802,654
                                                   --------   --------   --------   ----------
  Gross profit...................................    98,636    110,754    171,317      219,706
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....    33,515     60,495     63,466      102,528
GOODWILL AMORTIZATION............................     4,611      6,553      8,827       12,857
                                                   --------   --------   --------   ----------
  Income from operations.........................    60,510     43,706     99,024      104,321
OTHER INCOME (EXPENSE):
  Interest expense...............................    (6,410)    (9,138)   (10,943)     (18,366)
  Other, net.....................................       838       (581)     1,387         (559)
                                                   --------   --------   --------   ----------
INCOME BEFORE INCOME TAX PROVISION...............    54,938     33,987     89,468       85,396
PROVISION FOR INCOME TAXES.......................    23,843     17,304     38,829       39,410
                                                   --------   --------   --------   ----------
NET INCOME.......................................    31,095     16,683     50,639       45,986
DIVIDENDS ON PREFERRED STOCK.....................       232        232        464          464
                                                   --------   --------   --------   ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK..........  $ 30,863   $ 16,451   $ 50,175   $   45,522
                                                   ========   ========   ========   ==========
BASIC EARNINGS PER SHARE.........................  $   0.45   $   0.21   $   0.75   $     0.59
                                                   ========   ========   ========   ==========
DILUTED EARNINGS PER SHARE.......................  $   0.42   $   0.21   $   0.70   $     0.59
                                                   ========   ========   ========   ==========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
     Basic.......................................    68,160     77,073     66,710       76,643
                                                   ========   ========   ========   ==========
     Diluted.....................................    75,496     78,649     73,985       78,182
                                                   ========   ========   ========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                          -------------------   ---------------------
                                                            2000       2001       2000        2001
                                                          --------   --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock...............  $30,863    $16,451    $  50,175   $  45,522
  Adjustments to reconcile net income attributable to
    common stock to net cash provided by operating
    activities  --
    Depreciation and amortization.......................   12,998     19,496       25,405      38,158
    Loss on sale of property and equipment..............      276        655           57         755
    Deferred income tax provision (benefit).............    2,173     (4,801)       2,346      (3,901)
    Preferred stock dividend............................      232        232          464         464
    Changes in operating assets and liabilities, net of
       non-cash transactions  --
    (Increase) decrease in  --
       Accounts receivable, net.........................  (40,764)   (19,544)     (66,991)    (13,087)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts..............    4,878      1,011         (608)     (5,400)
       Inventories......................................   (1,523)    (2,370)      (3,244)     (4,012)
       Prepaid expenses and other current assets........      870        999          193       3,613
    Increase (decrease) in --
       Accounts payable and accrued expenses............    6,048     16,525       11,564      24,663
       Billings in excess of costs and estimated
         earnings on uncompleted contracts..............    2,054      3,339         (167)      6,058
       Other, net.......................................       63     (1,236)          63      (1,462)
                                                          -------    -------    ---------   ---------
         Net cash provided by operating activities......   18,168     30,757       19,257      91,371
                                                          -------    -------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..........      359        827          885       1,911
  Additions of property and equipment...................  (21,380)   (25,755)     (43,322)    (54,357)
  Cash paid for acquisitions, net of cash acquired......  (46,684)    (5,582)     (85,659)    (82,452)
  Notes receivable......................................       --         --           --       2,658
  Net proceeds from sale of business....................       --         --        2,410          --
                                                          -------    -------    ---------   ---------
         Net cash used in investing activities..........  (67,705)   (30,510)    (125,686)   (132,240)
                                                          -------    -------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of
    credit..............................................   50,138     (2,170)     (53,186)     27,120
  Proceeds from other long-term debt....................    1,540        101      151,682       1,570
  Payments on other long-term debt......................  (12,422)    (6,566)     (17,075)    (11,905)
  Debt issuance costs...................................       --         --       (2,104)         --
  Issuances of stock, net of offering costs.............    5,140         --        9,373       4,098
  Exercise of stock options.............................    5,304      4,598        9,337       5,452
                                                          -------    -------    ---------   ---------
         Net cash provided by (used in) financing
           activities...................................   49,700     (4,037)      98,027      26,335
                                                          -------    -------    ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      163     (3,790)      (8,402)    (14,534)
CASH AND CASH EQUIVALENTS, beginning of period..........    2,210      6,562       10,775      17,306
                                                          -------    -------    ---------   ---------
CASH AND CASH EQUIVALENTS, end of period................  $ 2,373    $ 2,772    $   2,373   $   2,772
                                                          =======    =======    =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for  --
    Interest............................................  $ 3,263    $ 2,889    $   7,246   $  17,374
    Income taxes........................................   26,403      5,661       37,255       6,175

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

     Since its inception and through 2000, Quanta acquired 77 businesses. The Company has acquired six additional businesses through June 30, 2001 for an aggregate consideration of approximately 1.0 million shares of common stock and $78.1 million in cash. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

     The board of directors of the Company has authorized a Stock Repurchase Plan under which up to $75 million of the Company's common stock may be repurchased. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. Through August 10, 2001, the Company has repurchased 35,200 shares of common stock under the Stock Repurchase Plan. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as the Company's management deems appropriate. As a result of these factors, the actual number of shares to be repurchased cannot be determined at this time.

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

  Self-Insurance

     The Company is insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $500,000 per accident or occurrence. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

2. PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended June 30, 2000 and 2001 is illustrated below (in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2000       2001      2000      2001
                                                 --------   --------   -------   -------
NET INCOME:
  Net income attributable to common stock......  $30,863    $16,451    $50,175   $45,522
  Dividends on Preferred Stock.................      232        232        464       464
                                                 -------    -------    -------   -------
  Net income for basic earnings per share......   31,095     16,683     50,639    45,986
                                                 -------    -------    -------   -------
  Effect of convertible subordinated notes
     under the "if converted" method --interest
     expense addback, net of taxes.............      445         --        991        --
                                                 -------    -------    -------   -------
  Net income for diluted earnings per share....  $31,540    $16,683    $51,630   $45,986
                                                 =======    =======    =======   =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic
     earnings per share, including convertible
     Preferred Stock...........................   68,160     77,073     66,710    76,643
  Effect of dilutive stock options.............    3,017      1,576      2,424     1,539
  Effect of convertible subordinated notes
     under the "if converted"
     method -- weighted convertible shares
     issuable..................................    4,319         --      4,851        --
                                                 -------    -------    -------   -------
  Weighted average shares outstanding for
     diluted earnings per share................   75,496     78,649     73,985    78,182
                                                 =======    =======    =======   =======

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings per share and prior period amounts have been restated accordingly. For the three months ended June 30, 2000, there were no stock options excluded from the computation of diluted earnings per share and for the six months ended June 30, 2000, there were approximately 0.1 million stock options excluded from the computation because the options' exercise prices were greater than the average market price of the Company's common stock. For the three and six months ended June 30, 2001, stock options of approximately 1.1 million were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. For the three and six months ended June 30, 2001 the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

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

4. NEW ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be subject to amortization over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the statement, respectively. The Company is currently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.

5. DEBT:

  Credit Facility

     The Company currently has a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 4.81% at June 30, 2001) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 6.75% at June 30, 2001) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratios and indebtedness covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of June 30, 2001, $120.0 million was borrowed under the credit facility, and the Company had $31.5 million of letters of credit outstanding, resulting in a borrowing availability of $198.5 million under the credit facility.

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

6. SERIES A CONVERTIBLE PREFERRED STOCK:

     In September 1999, the Company entered into a securities purchase agreement with UtiliCorp pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186.0 million, before transaction costs. In September 2000, UtiliCorp converted 7,924,805 shares of common stock into an additional 1,584,961 shares of Series A Convertible Preferred Stock at a rate of one share of Series A Convertible Preferred Stock for five shares of common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders of Series A Convertible Preferred Stock will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the original issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is greater than $20.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the original issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is equal to or less than $20.00, then the preferred dividend may, at the option of UtiliCorp, be adjusted to the then "market coupon rate," which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace UtiliCorp's investment in the Company.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        2001
                                                              --------   ----------
                                                                 (IN THOUSANDS)
Telecommunications network services.........................  $326,495   $  343,513
Cable television network services...........................   124,011      133,929
Electric power network services.............................   208,273      379,296
Ancillary services..........................................    98,484      165,622
                                                              --------   ----------
                                                              $757,263   $1,022,360
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

     Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict material costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance. Currently, we have a deductible of $500,000 per occurrence related to workers' compensation, automobile and general liability claims. Fluctuations in insurance accruals related to these deductibles could have an impact on gross margins in the period in which such adjustments are made. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                            -----------------------------------   -------------------------------------
                                                  2000               2001               2000                2001
                                            ----------------   ----------------   ----------------   ------------------
                                                                      (DOLLARS IN THOUSANDS)
Revenues..................................  $423,526   100.0%  $503,342   100.0%  $757,263   100.0%  $1,022,360   100.0%
Cost of services (including
  depreciation)...........................   324,890    76.7    392,588    78.0    585,946    77.4      802,654    78.5
                                            --------   -----   --------   -----   --------   -----   ----------   -----
        Gross profit......................    98,636    23.3    110,754    22.0    171,317    22.6      219,706    21.5
Selling, general and administrative
  expenses................................    33,515     7.9     60,495    12.0     63,466     8.4      102,528    10.0
Goodwill amortization.....................     4,611     1.1      6,553     1.3      8,827     1.2       12,857     1.3
                                            --------   -----   --------   -----   --------   -----   ----------   -----
        Income from operations............    60,510    14.3     43,706     8.7     99,024    13.0      104,321    10.2
Interest expense..........................    (6,410)   (1.5)    (9,138)   (1.8)   (10,943)   (1.4)     (18,366)   (1.8)
Other income, net.........................       838     0.2       (581)   (0.1)     1,387     0.2         (559)     --
                                            --------   -----   --------   -----   --------   -----   ----------   -----
Income before income tax provision........    54,938    13.0     33,987     6.8     89,468    11.8       85,396     8.4
Provision for income taxes................    23,843     5.7     17,304     3.5     38,829     5.1       39,410     3.9
                                            --------   -----   --------   -----   --------   -----   ----------   -----
        Net income........................  $ 31,095     7.3%  $ 16,683     3.3%  $ 50,639     6.7%  $   45,986     4.5%
                                            ========   =====   ========   =====   ========   =====   ==========   =====

THREE AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000.

     Revenues. Revenues increased $79.8 million and $265.1 million, or 18.8% and 35.0%, to $503.3 million and $1.02 billion for the three and six months ended June 30, 2001. This increase was primarily attributable to revenues of $100.4 million and $208.5 million for the three and six months ended June 30, 2001, from platform companies acquired subsequent to June 30, 2000, which continued to exist as separate reporting subsidiaries, as well as a full period of contributed revenues for the three and six months ended June 30, 2001, for those companies acquired through June 30, 2000. In addition, we have experienced strong growth in utility and gas revenues as a result of increased outsourcing and deregulation, partially offset by decreased revenues from telecommunications and cable television customers.

     Gross profit. Gross profit increased $12.1 million and $48.4 million, or 12.3% and 28.2%, to $110.8 million and $219.7 million for the three and six months ended June 30, 2001. As a percentage of revenues, gross margin decreased from 23.3% for the three months ended June 30, 2000, to 22.0% for the three months ended June 30, 2001. The decrease in gross margins resulted from lower margins on work performed for telecommunications customers, partially offset by higher margins received on work performed for utility customers. Gross margin decreased from 22.6% for the six months ended June 30, 2000, to 21.5% for the six months ended June 30, 2001. The decrease in gross margins resulted from lower margins due to poor weather conditions experienced during the first quarter of 2001 and the factors noted above for the three months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $27.0 million and $39.1 million, or 80.5% and 61.5%, to $60.5 million and $102.5 million for the three and six months ended June 30, 2001. For the three months ended June 30, 2001, the Company recorded $19.4 million in charges including: a charge of $16.2 million to provide allowances for accounts receivable risk associated with the continued decline in the financial strength of certain customers in the telecommunications industry; and $3.2 million in charges associated with the realignment of field personnel and discontinuance of negotiations regarding the acquisition of certain telecommunications contractors. In addition, $5.6 million and $11.3 million of this increase for the three and six months ended June 30, 2000, respectively, was attributable to the platform companies we acquired subsequent to June 30, 2000. Selling, general and administrative expenses also included a full period of costs in 2001 associated with those companies acquired during the first six months of 2000. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses increased primarily due to the charges noted above.

     Interest expense. Interest expense increased $2.7 million and $7.4 million, or 42.6% and 67.8%, to $9.1 million and $18.4 million for the three and six months ended June 30, 2001, primarily due to higher levels of debt resulting from the acquisitions of the companies we purchased subsequent to June 30, 2000.

     Provision for income taxes. The provision for income taxes was $17.3 million and $39.4 million for the three and six months ended, June 30, 2001, with effective tax rates of 50.9% and 46.1%, respectively, compared to $23.8 million and $38.8 million for the three and six months ended June 30, 2000, and an effective tax rate of 43.4%. The increase in the effective rate is primarily due to less absorption of the non-deductible portion of goodwill amortization.

     Net Income. Net income decreased $14.4 million and $4.7 million, or 46.3% and 9.2%, to $16.7 million and $46.0 million for the three and six months ended June 30, 2001, compared to $31.1 million and $50.6 million for the three and six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had cash and cash equivalents of $2.8 million, working capital of $341.7 million and long-term debt of $513.3 million, net of current maturities. Our long-term debt balance at that date included borrowings of $120.0 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $10.8 million of other debt. In addition, we had $31.5 million of letters of credit outstanding under the credit facility.

     During the six months ended June 30, 2001, operating activities provided net cash flow of $91.4 million. Changes in working capital accounts are affected by the acquisitions throughout the period and as such are not comparable to prior periods. We used net cash in investing activities of $132.2 million, including $82.5 million used for the purchase of businesses and contingent consideration issued for an acquisition closed prior to December 31, 2000, net of cash acquired. Financing activities provided a net cash flow of $26.3 million, resulting primarily from $27.1 million of borrowings from our credit facility.

     We currently have a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We pay commitment fees of 0.25% to 0.50% (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of August 10, 2001, we had approximately $112.0 million in outstanding borrowings under the credit facility and $31.5 million of letters of credit outstanding, resulting in a borrowing availability of $206.5 million under the credit facility.

     Our board of directors has authorized a Stock Repurchase Plan under which up to $75 million of our common stock may be repurchased. Under the Stock Repurchase Plan, we may conduct purchases through open market transactions in accordance with applicable securities laws. Through August 10, 2001, we have repurchased 35,200 shares of common stock under the Stock Repurchase Plan. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as our management deems appropriate. As a result of these factors, the actual number of shares to be repurchased cannot be determined at this time.

     Between January 1, 2001, and June 30, 2001, we acquired six companies for an aggregate consideration of 1.0 million shares of common stock and $78.1 million in cash. The cash portion of such consideration was provided by borrowings under our credit facility. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be subject to amortization over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the statement, respectively. The Company is currently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes have occurred to the information previously provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES.

     (c) Unregistered Sales of Securities.

     Between March 31, 2001, and June 30, 2001, the Company completed one acquisition in which some of the consideration was unregistered securities of the Company. The aggregate consideration paid in this transaction was $2.1 million in cash and 27,636 million shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

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

                       NUMBER OF
DATE                    SHARES                 PURCHASERS                           CONSIDERATION
----                   ---------               ----------                           -------------
6/15/01..............   27,636     Two owners of PowerLink Corporation   Acquisition of PowerLink Corporation

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of stockholders in Houston, Texas on May 24, 2001. The following sets forth matters submitted to a vote of stockholders at the annual meeting:

          (a) Ten members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified. The following six individuals were elected to the Board of Directors by the holders of the common stock and the Series A Convertible Preferred Stock of the Company, voting together:

NOMINEE                                                     FOR       WITHHELD
-------                                                  ----------   --------
James R. Ball..........................................  62,091,987   238,289
John R. Colson.........................................  62,003,628   326,648
Louis C. Golm..........................................  62,085,632   244,644
Jerry J. Langdon.......................................  62,078,307   251,969
Gary A. Tucci..........................................  61,921,621   408,655
John R. Wilson.........................................  61,897,308   432,968

          The following three individuals were elected to the Board of Directors by the holders of the Series A Convertible Preferred Stock of the Company:
     Terrence P. Dunn, Robert K. Green and James G. Miller. Each of these individuals were elected by a vote of 3,444,961 shares of the Series A Convertible Preferred Stock, being more than a plurality of the outstanding shares of Series A Convertible Preferred Stock cast for or against, with no shares voted against or abstaining.

          The holders of Limited Vote Common Stock of the Company elected Vincent D. Foster to the Board of Directors. Mr. Foster was elected by a vote of 937,759 shares of the Limited Vote Common Stock, being more than a plurality of the outstanding shares of Limited Vote Common Stock cast for or against, with 10,499 shares voted against or abstaining.

          (b) The stockholders ratified the appointment of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 2001 by a vote of 62,176,189 shares of common stock, Series A Convertible Preferred Stock and Limited Vote Common Stock, voting together, being more than a majority of the outstanding shares of common stock, Series A Convertible Preferred Stock and Limited Vote Common Stock, voting together, with 225,486 shares of common stock voting against and 23,424 shares of common stock abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.22           -- 2001 Stock Incentive Plan (amending and restating the
                            1997 Stock Option Plan)
         10.23           -- Employment Agreement of Peter T. Dameris

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

Dated: August 14, 2001