Form 10-Q
period 2001-09-30
QUANTA SERVICES INC
filed 2001-11-14
CIK 1050915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

 (MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                    OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NO. 001-13831

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     59,605,129 shares of Common Stock were outstanding as of November 9, 2001. As of the same date, 1,152,055 shares of Limited Vote Common Stock were outstanding.

================================================================================

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
                                                               ----
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................     1
  Consolidated Statements of Operations.....................     2
  Consolidated Statements of Cash Flows.....................     3
  Notes to Condensed Consolidated Financial Statements......     4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    10
ITEM 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    14

PART II. OTHER INFORMATION
ITEM 2. Changes in Securities...............................    14
ITEM 6. Exhibits and Reports on Form 8-K....................    14
Signature...................................................    15

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $   17,306     $    2,779
  Accounts receivable, net of allowance of $15,612 and
     $34,642................................................      466,869        522,110
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       71,842         74,712
  Inventories...............................................       19,874         23,085
  Deferred income taxes and other current assets............       26,516         41,745
                                                               ----------     ----------
          Total current assets..............................      602,407        664,431
PROPERTY AND EQUIPMENT, net.................................      341,029        387,392
OTHER ASSETS, net...........................................       24,627         20,409
GOODWILL, net...............................................      906,031      1,034,564
                                                               ----------     ----------
          Total assets......................................   $1,874,094     $2,106,796
                                                               ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    8,772     $    8,309
  Accounts payable and accrued expenses.....................      215,684        225,729
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       27,981         28,027
                                                               ----------     ----------
          Total current liabilities.........................      252,437        262,065
LONG-TERM DEBT, net of current maturities...................      318,602        406,448
CONVERTIBLE SUBORDINATED NOTES..............................      172,500        172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....       61,599         78,232
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,444,961 shares
      issued and outstanding................................           --             --
  Common Stock, $.00001 par value, 300,000,000 shares
     authorized, 56,400,546 and 59,888,977 shares issued and
     outstanding, respectively..............................           --             --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,765,912 and 1,284,066 shares
     issued and outstanding, respectively...................           --             --
  Additional paid-in capital................................      882,344        944,635
  Retained earnings.........................................      186,612        258,223
  Treasury Stock, at cost, -- and 986,000 common shares,
     respectively...........................................           --        (15,307)
                                                               ----------     ----------
          Total stockholders' equity........................    1,068,956      1,187,551
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $1,874,094     $2,106,796
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2000       2001        2000         2001
                                                  --------   --------   ----------   ----------
REVENUES........................................  $487,845   $504,472   $1,245,108   $1,526,832
COST OF SERVICES (including depreciation).......   368,462    394,249      954,408    1,196,903
                                                  --------   --------   ----------   ----------
  Gross profit..................................   119,383    110,223      290,700      329,929
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....    36,040     45,281       99,506      147,809
GOODWILL AMORTIZATION...........................     5,337      6,569       14,164       19,426
                                                  --------   --------   ----------   ----------
  Income from operations........................    78,006     58,373      177,030      162,694
OTHER INCOME (EXPENSE):
  Interest expense..............................    (6,928)    (9,046)     (17,871)     (27,412)
  Other, net....................................       816         57        2,203         (502)
                                                  --------   --------   ----------   ----------
INCOME BEFORE INCOME TAX PROVISION..............    71,894     49,384      161,362      134,780
PROVISION FOR INCOME TAXES......................    31,202     23,061       70,031       62,471
                                                  --------   --------   ----------   ----------
NET INCOME......................................    40,692     26,323       91,331       72,309
DIVIDENDS ON PREFERRED STOCK....................       234        234          698          698
                                                  --------   --------   ----------   ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK.........  $ 40,458   $ 26,089   $   90,633   $   71,611
                                                  ========   ========   ==========   ==========
BASIC EARNINGS PER SHARE........................  $    .55   $    .34   $     1.32   $      .94
                                                  ========   ========   ==========   ==========
DILUTED EARNINGS PER SHARE......................  $    .53   $    .34   $     1.23   $      .92
                                                  ========   ========   ==========   ==========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
     Basic......................................    73,685     77,552       69,057       76,941
                                                  ========   ========   ==========   ==========
     Diluted....................................    78,696     78,206       75,571       78,184
                                                  ========   ========   ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                              --------------------   ---------------------
                                                                2000        2001       2000        2001
                                                              ---------   --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock...................  $  40,458   $ 26,089   $  90,633   $  71,611
  Adjustments to reconcile net income attributable to common stock to net cash provided by (used in) operating
    activities --
    Depreciation and amortization...........................     14,972     20,397      40,377      58,555
    (Gain) loss on sale of property and equipment...........       (249)        96        (192)        851
    Deferred income tax provision...........................      3,652      4,388       5,998         487
    Preferred stock dividend................................        234        234         698         698
    Changes in operating assets and liabilities, net of
      non-cash transactions --
    (Increase) decrease in --
      Accounts receivable, net..............................    (29,173)   (27,370)    (96,164)    (40,457)
      Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................    (10,811)     3,418     (11,419)     (1,982)
      Inventories...........................................     (3,436)     2,325      (6,680)     (1,687)
      Prepaid expenses and other current assets.............       (156)    (3,201)         37         412
    Increase (decrease) in --
      Accounts payable and accrued expenses.................      3,171    (24,765)     14,735        (102)
      Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................      3,990     (6,104)      3,823         (46)
      Other, net............................................       (438)      (302)       (375)     (1,764)
                                                              ---------   --------   ---------   ---------
        Net cash provided by (used in) operating
          activities........................................     22,214     (4,795)     41,471      86,576
                                                              ---------   --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        301        739       1,186       2,650
  Additions of property and equipment.......................    (21,881)   (18,443)    (65,203)    (72,800)
  Cash paid for acquisitions, net of cash acquired..........   (128,827)   (31,267)   (214,486)   (113,719)
  Notes receivable..........................................         --         --          --       2,658
  Net proceeds from sale of business........................         --         --       2,410          --
                                                              ---------   --------   ---------   ---------
        Net cash used in investing activities...............   (150,407)   (48,971)   (276,093)   (181,211)
                                                              ---------   --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit......    (85,760)    66,580    (138,946)     93,700
  Proceeds from other long-term debt........................    232,588        422     384,270       1,992
  Payments on other long-term debt..........................     (5,984)    (2,822)    (23,059)    (14,727)
  Debt issuance costs.......................................     (5,854)        --      (7,958)         --
  Issuances of stock, net of offering costs.................      8,696      4,623      18,069       8,721
  Purchase of treasury stock................................         --    (15,307)         --     (15,307)
  Exercise of stock options.................................        429        277       9,766       5,729
                                                              ---------   --------   ---------   ---------
        Net cash provided by financing activities...........    144,115     53,773     242,142      80,108
                                                              ---------   --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     15,922          7       7,520     (14,527)
CASH AND CASH EQUIVALENTS, beginning of period..............      2,373      2,772      10,775      17,306
                                                              ---------   --------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $  18,295   $  2,779   $  18,295   $   2,779
                                                              =========   ========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
    Interest................................................  $   6,207   $ 15,429   $  13,453   $  32,803
    Income taxes............................................     20,814     28,019      58,069      34,194

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION:

     Quanta Services, Inc. is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, telecommunications and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. Reference herein to the "Company" includes Quanta and its subsidiaries. The consolidated financial statements of the Company include the accounts of Quanta and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Since its inception and through 2000, Quanta acquired 77 businesses. The Company has acquired seven additional businesses through September 30, 2001 for an aggregate consideration of approximately 2.1 million shares of common stock and $112.3 million in cash. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

     The board of directors of the Company has authorized a Stock Repurchase Plan under which up to $75 million of the Company's common stock may be repurchased. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws, and through November 9, 2001, the Company has repurchased 986,000 shares of common stock for $15.3 million. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as the Company's management deems appropriate.

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

  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
financial statements are published and (iii) the reported amount of net revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest 12 months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

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

2.  PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 2001 is illustrated below (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2000       2001      2000      2001
                                                 --------   --------   -------   -------
NET INCOME:
  Net income attributable to common stock......  $40,458    $26,089    $90,633   $71,611
  Dividends on Preferred Stock.................      234        234        698       698
                                                 -------    -------    -------   -------
  Net income for basic earnings per share......   40,692     26,323     91,331    72,309
                                                 -------    -------    -------   -------
  Effect of convertible subordinated notes
     under the "if converted" method --interest
     expense addback, net of taxes.............      847         --      1,838        --
                                                 -------    -------    -------   -------
  Net income for diluted earnings per share....  $41,539    $26,323    $93,169   $72,309
                                                 =======    =======    =======   =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic
     earnings per share, including convertible
     Preferred Stock...........................   73,685     77,552     69,057    76,941
  Effect of dilutive stock options.............    2,529        654      2,459     1,243
  Effect of convertible subordinated notes
     under the "if converted"
     method -- weighted convertible shares
     issuable..................................    2,482         --      4,055        --
                                                 -------    -------    -------   -------
  Weighted average shares outstanding for
     diluted earnings per share................   78,696     78,206     75,571    78,184
                                                 =======    =======    =======   =======

     Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the impact of the Series A Convertible Preferred Stock has been included in the

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
computation of basic earnings per share and prior period amounts have been restated accordingly. For the three and nine months ended September 30, 2000, there were approximately 0.4 million and 0.2 million stock options, respectively, excluded from the computation because the options' exercise prices were greater than the average market price of the Company's common stock. For the three and nine months ended September 30, 2001, stock options of approximately 5.5 million and 2.4 million, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. For the three and nine months ended September 30, 2001 the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

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

4.  NEW ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be subject to amortization over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of the statement, respectively. The Company is currently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment/Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of disposal of long-lived assets. The Company is required to and will adopt SFAS No. 144 on January 1, 2002 and believes that the adoption will not have a material effect on its consolidated results of operations or financial position.

5.  DEBT:

  Credit Facility

     The Company currently has a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 2.69% at September 30, 2001) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 6.00% at September 30, 2001) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50%

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

(based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratios and indebtedness covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of September 30, 2001, $186.6 million was borrowed under the credit facility, and the Company had $39.6 million of letters of credit outstanding, resulting in a borrowing availability of $123.8 million under the credit facility.

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

7.  SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the electric power, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by various Company subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above.

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Electric power network services.............................  $  349,260   $  578,669
Telecommunications network services.........................     525,536      488,586
Cable television network services...........................     204,994      212,230
Ancillary services..........................................     165,318      247,347
                                                              ----------   ----------
                                                              $1,245,108   $1,526,832
                                                              ==========   ==========

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Management believes transactions with related parties were under terms no less favorable to the Company than those arranged with other parties.

     In September 2001, UtiliCorp announced that it intended to purchase a sufficient number of shares of the Company's common stock to enable UtiliCorp to consolidate the Company's financial statements with its own financial statements. In October and November 2001, the Company engaged in discussions with UtiliCorp and entered into a series of standstill agreements with UtiliCorp that impose restrictions with respect to the purchase of Company common stock by UtiliCorp and the adoption of any takeover defense measures by the Company. The most recent extension of the agreement expired on November 13, 2001.

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

     We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, telecommunications and cable television companies, as well as commercial, industrial and governmental entities.

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

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------   ---------------------------------------
                                    2000               2001                2000                 2001
                              ----------------   ----------------   ------------------   ------------------
                                                         (DOLLARS IN THOUSANDS)
Revenues....................  $487,845   100.0%  $504,472   100.0%  $1,245,108   100.0%  $1,526,832   100.0%
Cost of services (including
  depreciation).............   368,462    75.5    394,249    78.2      954,408    76.7    1,196,903    78.4
                              --------   -----   --------   -----   ----------   -----   ----------   -----
         Gross profit.......   119,383    24.5    110,223    21.8      290,700    23.3      329,929    21.6
Selling, general and
  administrative expenses...    36,040     7.4     45,281     8.9       99,506     8.0      147,809     9.7
Goodwill amortization.......     5,337     1.1      6,569     1.3       14,164     1.1       19,426     1.3
                              --------   -----   --------   -----   ----------   -----   ----------   -----
         Income from
           operations.......    78,006    16.0     58,373    11.6      177,030    14.2      162,694    10.6
Interest expense............    (6,928)   (1.4)    (9,046)   (1.8)     (17,871)   (1.4)     (27,412)   (1.8)
Other income, net...........       816     0.1         57      --        2,203     0.1         (502)     --
                              --------   -----   --------   -----   ----------   -----   ----------   -----
Income before income tax
  provision.................    71,894    14.7     49,384     9.8      161,362    12.9      134,780     8.8
Provision for income
  taxes.....................    31,202     6.4     23,061     4.6       70,031     5.6       62,471     4.1
                              --------   -----   --------   -----   ----------   -----   ----------   -----
         Net income.........  $ 40,692     8.3%  $ 26,323     5.2%  $   91,331     7.3%  $   72,309     4.7%
                              ========   =====   ========   =====   ==========   =====   ==========   =====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues increased $16.6 million and $281.7 million, or 3.4% and 22.6%, to $504.5 million and $1.53 billion for the three and nine months ended September 30, 2001. This increase was primarily attributable to revenues of $32.9 million and $103.6 million for the three and nine months ended September 30, 2001 from platform companies acquired subsequent to September 30, 2000 which continued to exist as separate reporting subsidiaries, a full period of contributed revenues for the three and nine months ended September 30, 2001 for those companies acquired through September 30, 2000 and strong growth in electric power and gas revenues as a result of increased outsourcing and deregulation. The increase has been partially offset by decreased revenues from telecommunications customers due in part to the continued inability of certain of these customers to raise new capital and the overall downturn in the national economy, which have negatively impacted the contracting for telecommunications services.

     Gross profit. Gross profit decreased $9.2 million or 7.7% to $110.2 million for the three months ended September 30, 2001. As a percentage of revenues, gross margin decreased from 24.5% for the three months ended September 30, 2000, to 21.8% for the three months ended September 30, 2001. Gross profit increased $39.2 million or 13.5%, to $329.9 million for the nine months ended September 30, 2001. Gross margin decreased from 23.3% for the nine months ended September 30, 2000, to 21.6% for the nine months ended September 30, 2001. The decrease in gross margins for both the three and nine months ended September 30, 2001 resulted from lower margins on work performed for telecommunications customers due to increased pricing pressures, lower asset utilization and the economic factors noted above, partially offset by higher margins received on work performed for electric power customers. For the nine months ended September 30, 2001, margins were additionally impacted by poor weather conditions experienced during the first quarter of 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.2 million and $48.3 million, or 25.6% and 48.5%, to $45.3 million and $147.8 million for the three and nine months ended September 30, 2001. Of this increase, $3.0 million and $7.5 million, respectively, was attributable to the platform companies we acquired subsequent to September 30, 2000. Selling, general and administrative expenses also included a full period of costs in 2001 associated with those companies acquired during the first nine months of 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses reflect $19.4 million in charges including: a charge of $16.2 million to provide allowances for accounts receivable risk associated with the continued decline in the financial strength of certain customers in the telecommunications industry and $3.2 million in charges associated with the realignment of field personnel and discontinuance of negotiations regarding the acquisition of certain telecommunications contractors. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses increased due to the items noted above.

     Interest expense. Interest expense increased $2.1 million and $9.5 million, or 30.6% and 53.4%, to $9.0 million and $27.4 million for the three and nine months ended September 30, 2001, primarily due to higher levels of debt resulting from the acquisitions of the companies we purchased subsequent to September 30, 2000 and higher levels of receivables due to lengthened customer payment cycles.

     Provision for income taxes. The provision for income taxes was $23.1 million and $62.5 million for the three and nine months ended, September 30, 2001, with effective tax rates of 46.7% and 46.4%, respectively, compared to $31.2 million and $70.0 million for the three and nine months ended September 30, 2000, and an effective tax rate of 43.4%. The increase in the effective rate is primarily due to less absorption of the non-deductible portion of goodwill amortization.

     Net Income. Net income decreased $14.4 million and $19.0 million, or 35.3% and 20.8%, to $26.3 million and $72.3 million for the three and nine months ended September 30, 2001, compared to $40.7 million and $91.3 million for the three and nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had cash and cash equivalents of $2.8 million, working capital of $402.4 million and long-term debt of $578.9 million, net of current maturities. Our long-term debt balance at that date included borrowings of $186.6 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $9.8 million of other debt. In addition, we had $39.6 million of letters of credit outstanding under the credit facility.

     During the nine months ended September 30, 2001, operating activities provided net cash flow of $86.6 million. Changes in working capital accounts are affected by the acquisitions throughout the period and as such are not comparable to prior periods. We used net cash in investing activities of $181.2 million, including $113.7 million used for the purchase of businesses and contingent consideration issued for an acquisition closed prior to December 31, 2000, net of cash acquired. Financing activities provided a net cash flow of $80.1 million, resulting primarily from $93.7 million of borrowings from our credit facility offset by $15.3 million used for the purchase of treasury stock.

     We currently have a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We pay commitment fees of 0.25% to 0.50% (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of November 9, 2001, we had approximately $168.0 million in outstanding borrowings under the credit facility and $47.8 million of letters of credit outstanding, resulting in a borrowing availability of $134.2 million under the credit facility.

     Our board of directors has authorized a Stock Repurchase Plan under which up to $75 million of our common stock may be repurchased. Under the Stock Repurchase Plan, we may conduct purchases through open market transactions in accordance with applicable securities laws, and through November 9, 2001, we have repurchased 986,000 shares of common stock for $15.3 million. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as our management deems appropriate.

     Between January 1, 2001, and September 30, 2001, we acquired seven companies for an aggregate consideration of 2.1 million shares of common stock and $112.3 million in cash. The cash portion of such consideration was provided by borrowings under our credit facility. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be subject to amortization over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of the statement, respectively. The Company is currently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment/Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of disposal of long-lived assets. The Company is required to and will adopt SFAS No. 144 on January 1, 2002 and believes that the adoption will not have a material effect on its consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes have occurred to the information previously provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES

     (c) Unregistered Sales of Securities.

     Between June 30, 2001, and September 30, 2001, the Company completed one acquisition in which some of the consideration was unregistered securities of the Company. The aggregate consideration paid in this transaction was $34.2 million in cash and 1,093,578 shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

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

         NUMBER OF
DATE      SHARES               PURCHASERS                       CONSIDERATION
----     ---------             ----------                       -------------
8/15/01  1,093,578   Ten owners of North Houston       Acquisition of North Houston
                     Pole Line Corp. and its           Pole Line Corp. and its
                     affiliated entities               affiliated entities

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits.

            EXHIBIT
            NUMBER                                  DESCRIPTION
            -------                                 -----------
             99.1      --   Standstill Agreement dated October 8, 2001 between Quanta
                            Services, Inc. and UtiliCorp United Inc. (amended on
                            November 7, 2001 to extend the term through 9:30 a.m.
                            (eastern standard time) on November 13, 2001) (previously
                            filed as an exhibit to Amendment No. 14 to UtiliCorp United
                            Inc.'s Schedule 13/D (No. 005-54689) and incorporated herein by reference).

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTA SERVICES, INC.

                                          BY:     /s/ DERRICK A. JENSEN
                                            ------------------------------------
                                                     Derrick A. Jensen
                                               Vice President, Controller and
                                                  Chief Accounting Officer

Dated: November 14, 2001