Form 10-K
period 2001-12-31
QUANTA SERVICES INC
filed 2002-04-01
CIK 1050915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001




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

                              TITLE OF EACH CLASS

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2002, the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on such date, was approximately $1.1 billion and $14 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 5% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

     As of March 20, 2002, the number of shares of the Common Stock of the Registrant outstanding was 67,982,756. As of the same date, 1,112,905 shares of Limited Vote Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             QUANTA SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
          PART I......................................................     1
ITEM 1.   Business....................................................     1
ITEM 2.   Properties..................................................    12
ITEM 3.   Legal Proceedings...........................................    12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    13


          PART II.....................................................    14
ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................    14
ITEM 6.   Selected Financial Data.....................................    16
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    17
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    27
ITEM 8.   Financial Statements and Supplementary Data.................    29
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    58


          PART III....................................................    58
ITEM 10.  Directors and Executive Officers of the Registrant..........    58
ITEM 11.  Executive Compensation......................................    58
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    58
ITEM 13.  Certain Relationships and Related Transactions..............    58


          PART IV.....................................................    58
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    58

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Quanta is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. Deregulation, continued outsourcing by our customers and the convergence of the electric power, gas, telecommunications and cable television industries have resulted in demand for our services. We have made strategic acquisitions to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers' evolving needs. Quanta was organized in the state of Delaware in 1997.

     We currently have offices nationwide, providing us the presence and capability to quickly, reliably and effectively complete projects nationwide. We work for many of the leading companies in the industries we serve.

     Representative customers include:

     - Adelphia Communications
     - AOL Time Warner
     - AT&T
     - Carolina Power & Light
     - CenturyTel
     - Charter Communications
     - Entergy
     - Excel Communications
     - Georgia Power
     - Nevada Power
     - Pacific Bell
     - Puget Sound Energy
     - Qwest
     - Reliant Energy
     - Sprint PCS
     - Velocita
     - Verizon

     Our reputation for responsiveness, performance, geographic reach and a comprehensive service offering has also enabled us to develop strong strategic alliances with numerous customers.

INDUSTRY OVERVIEW

     Based on our review of industry sources, we estimate that network infrastructure spending by electric power, gas, telecommunications and cable television providers was more than $45 billion in 2001 and will continue to grow. We believe the following trends are impacting demand for our services:

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

     Increased Outsourcing. Competitive pressures on electric power, gas, telecommunications and cable television providers caused by deregulation and an increased focus on core competencies have caused an increased focus on outsourcing of network services. For instance, although investor owned utilities have increased the services they provide and the amount of power generated, total employment at these companies has declined dramatically in the last decade due, in part, to increased outsourcing. Outsourcing network services reduces costs, provides flexibility in budgets and improves service and performance for many of our customers.

     Deregulation. Electric power companies have responded to deregulation of the utility markets by seeking new lines of business and innovative methods to reduce their costs. Deregulation of the telecommunications markets has spurred investment by cable television companies, local exchange carriers and long distance companies as they seek to protect and expand their customer bases. The movement from a regulated business environment to an environment exposed to market forces has led our customers to increase outsourcing of non-core activities, particularly network development.

     Increased Demand for Comprehensive End-to-End Solutions. We believe that electric power, gas, telecommunications and cable television companies will seek service providers who can rapidly and effectively design, install and maintain their networks and continue to meet their needs as they enter new geographic and product markets. The strategic and financial value to these companies of geographically expanded and technologically improved networks has caused them to place a premium on the provision of quick and reliable network solutions within increasingly challenging scale, time and complexity constraints. Accordingly, they are partnering with proven full-service network providers with broad geographic reach, financial capability and technical expertise.

STRATEGY

     The key elements of our growth strategy are:

     Focus on Internal Growth and Integration. We believe we can improve our internal revenue growth by providing our customers comprehensive end-to-end solutions for their infrastructure needs. Our operating units cooperate to spread their best practices and innovative technology and also share equipment and human resources. Accordingly, each operating unit is well-positioned to deepen its relationship with current customers and develop relationships with new customers. By introducing the capabilities of our other operating units, we offer our customers solutions to their network needs in all service areas in which we serve.

     Expand Portfolio of Services to Meet Customers' Evolving Needs. We offer an expanding portfolio of services that allows us to develop, build and maintain networks on both a regional and national scale and adapt to our customers' changing and growing needs. We intend to expand further our geographic and technological capabilities through both internal development and innovation and through selective acquisitions.

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

     Pursue Strategic Acquisitions. We plan to continue to selectively pursue acquisitions of profitable companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. Disciplined acquisitions allow us to cost-effectively meet our strategic needs. Between our initial public offering in February 1998 and December 31, 2001, we have acquired 86 companies. We expect that there will continue to be attractive acquisition candidates due to the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners of acquisition candidates for liquidity. We believe that our financial strength and experienced management will be attractive to acquisition candidates.

SERVICES

     We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as commercial, industrial and governmental entities. Increasingly, we find cross-over among the various service areas in which we work and many of our customers utilize more than one service area. The following provides an overview of the types of services we provide:

     Electric Power and Gas Network Services. We provide a variety of end-to-end services to the electric power and gas industries, which generated approximately 40% of our pro forma combined revenues for the year ended December 31, 2001. These services include:

     - installation, repair and maintenance of electric transmission lines ranging in capacity from 69,000 volts to 760,000 volts;

     - installation, repair and maintenance of electric power distribution networks;

     - design and construction of IPP transmission and substation facilities;

     - design and construction of substation projects;

     - installation and maintenance of natural gas transmission and distribution systems;

     - provision of cathodic protection design and installation services;

     - installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

     - installation and maintenance of joint trench natural gas distribution systems;

     - trenching and horizontal boring for underground installations;

     - cable and fault locating; and

     - storm damage restoration work.

     Telecommunications Network Services. We provide a variety of end-to-end services to the telecommunications industry, which generated approximately 30% of our pro forma combined revenues for the year ended December 31, 2001. Our telecommunications network services include:

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

     - splicing and testing of fiber optic and copper networks; and

     - cable locating.

     Cable Television Network Services. We provide a variety of end-to-end services to the cable television industry, which generated approximately 14% of our pro forma combined revenues for the year ended December 31, 2001. Our cable television network services include:

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

     Ancillary Services. We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, which generated approximately 16% of our pro forma combined revenues for the year ended December 31, 2001. These services include:

     - installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

     - installation of cable and control systems for light rail lines, airports and highways;

     - design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems; and

     - provision of specialty rock trenching, directional boring and road milling for industrial and commercial customers.

For additional discussion concerning the revenues derived from these services, see Notes to Consolidated Financial Statements.

CUSTOMERS, STRATEGIC ALLIANCES AND PREFERRED PROVIDER RELATIONSHIPS

     Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 26% of our pro forma combined revenues in 2001.

     Although we are developing a centralized marketing theme, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our management is incentivized to cross-sell additional services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that require services from multiple business units. Many of our customers and prospective customers have qualification procedures for approved bidders or vendors based upon the satisfaction of particular performance and safety standards set by the customer. These customers typically maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. We strive to maintain our status as a preferred or qualified vendor to such customers.

     We believe that our strategic relationships with large providers of electric power and telecommunications services will offer opportunities for future growth. Many of these strategic relationships take the form of a strategic alliance or long-term maintenance agreement. Strategic alliances are typically agreements for periods of approximately two to four years that may include an option to add a one to two year extension at the end of a contract. Many of the strategic alliance agreements we have secured are "evergreen" contracts with exclusivity clauses providing that Quanta will be awarded all contracts, or a right of first refusal, for a certain type of work or in a certain geographic region. None of these contracts, however, guarantees a specific dollar amount of work to be performed by Quanta. Strategic alliance agreements typically indicate an intention to work together and many provide us with preferential bidding procedures. Certain of our strategic alliances and long-term maintenance relationships are listed in the following table:

                                                               START OF RELATIONSHIP
RELATIONSHIP                                                    WITH OPERATING UNIT
------------                                                   ---------------------
Ericsson....................................................            2001
Puget Sound Energy..........................................            2000
Georgia Power Company.......................................            1999
American Electric Power Communications......................            1998
Avista......................................................            1996
Entergy.....................................................            1995
Century Telephone...........................................            1993
Imperial Irrigation District................................            1990
Nevada Power Company........................................            1989
MidAmerican Energy Corp.....................................            1988
Western Resources...........................................            1979
Kansas City Power & Light...................................            1978
Reliant Energy..............................................            1971
Aquila......................................................            1954
Intermountain R.E.A.........................................            1953

ACQUISITIONS

     During 2001, we acquired nine network service or related businesses which, when combined with our existing operations, resulted in pro forma combined revenues for the year ended December 31, 2001 of $2.1 billion. We acquired these nine businesses for a combined consideration of $119.9 million in cash and 2.4 million shares of our common stock.

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

EMPLOYEES

     As of December 31, 2001, Quanta had 2,081 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and approximately 11,406 hourly employees, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. We do not anticipate any overall reductions in staff as a result of the consolidation of the businesses we acquire, although there may be some job realignments and new assignments in an effort to eliminate overlapping and redundant positions.

     Approximately 33% of our employees at December 31, 2001, were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW). Under our agreements with our unions, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

     Each of our operating units provides a variety of health, welfare and benefit plans for their employees who are not covered by collective bargaining agreements. Quanta has a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary. Quanta also has an employee stock purchase plan which provides that eligible employees may contribute up to 10% of their cash compensation, up to $25,000 annually, toward the semi-annual purchase of our common stock at a discounted price. Over 1,950 of our employees participated in the employee stock purchase plan during the year ended December 31, 2001.

     Our industry is experiencing a shortage of skilled workers in certain fields. In response to the shortage, Quanta seeks to take advantage of various IBEW and National Electrical Contractors Association (NECA) referral programs and hire graduates from the joint IBEW/NECA apprenticeship program which trains qualified electrical workers.

     We believe our relationships with our employees and union representatives are good.

TRAINING, QUALITY ASSURANCE AND SAFETY

     Performance of Quanta's services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. We perform on-site services using employees who have completed our applicable safety and training programs. Our policies require that employees complete the prescribed training and service program of the operating unit for which they work in addition to those required, if applicable, by NECA and the IBEW prior to performing more sophisticated and technical jobs. For example, all journeymen linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating unit requires additional training, depending upon the sophistication and technical requirements of each particular job. We have established company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing "best practices" throughout our operations.

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

COMPETITION

     The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other independent contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that may have greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit contractors such as us. There can be no assurance, however, that Quanta's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to Quanta's services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including electric power, gas, telecommunications and cable television companies, that employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

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

     Contracts in the electric power, gas, telecommunications and cable television industries may require performance bonds or other means of financial assurance to secure contractual performance. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.

PROXY SOLICITATION

     On February 8, 2002, Aquila announced its intention to conduct a proxy solicitation to replace members of our board of directors with a slate of its own nominees. We intend to oppose the Aquila proxy contest vigorously. The proxy contest has resulted in, and will continue to result in, the incurrence of substantial fees and expenses and the diversion of management's time and efforts.

     As explained more fully elsewhere in this report, in the event that Aquila prevails in its proxy contest, an event of default could occur under certain of our debt instruments. In addition, we may not be able to retain certain of our key personnel and may also have difficulty attracting new employees until the proxy contest is resolved.

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

     The Industries We Serve Are Subject to Rapid Technological and Structural Changes That Could Reduce the Demand for the Services We Provide. The electric power, gas, telecommunications and cable television industries are undergoing rapid change as a result of technological advances and deregulation that could in certain cases reduce the demand for our services or otherwise adversely affect our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to significantly improve their networks without physically upgrading them. In addition, consolidation, competition or capital constraints in the electric power, gas, telecommunications or cable television industries may result in the loss of one or more customers.

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

In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital or pay for services provided. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

     A Continued Economic Downturn May Lead to Less Demand for Our Services. If the general level of economic activity continues to slow, our customers may delay or cancel new projects. A number of other factors, including financing conditions for and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services.

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

     We May Not Have Access In The Future to Sufficient Funding to Finance Desired Growth. If we cannot secure additional financing from time to time in the future on acceptable terms, we may be unable to support our growth strategy. We cannot readily predict the timing, size and success of our acquisition efforts and therefore the capital we will need for these efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to obtain additional debt, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us at all or on terms acceptable to us. Our $350.0 million credit facility contains a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. In addition, an event of default could occur under our credit facility and senior secured notes in the event that Aquila prevails in its recently announced proxy contest for control of our board of directors. No such event of default exists under our convertible subordinated notes. We cannot be certain that the affected lenders and note holders would waive such an event of default or that we or Aquila would be able to refinance any defaulted indebtedness.

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

     - payment risk associated with the financial condition of customers;

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

     Our Dependence Upon Fixed Price Contracts Could Adversely Affect Our Business. We currently generate, and expect to continue to generate, a portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

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

     Our Business Growth Could Outpace the Capability of Our Corporate Management Infrastructure. We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Future growth also could impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, our financial condition and results of operations could be materially and adversely affected.

     The Departure of Key Personnel Could Disrupt Our Business. We depend on the continued efforts of our executive officers and on senior management of the businesses we acquire. Although we have entered into an employment agreement with each of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. In the opinion of management, the risk of loss of key personnel has been heightened by Aquila's recent announcement of its intention to conduct a proxy solicitation to replace members of our board of directors with a slate of its nominees. We cannot be certain that our key personnel would remain in our employment if Aquila prevails in its proxy contest for control of our board of directors. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations. We do not carry key-person life insurance on any of our employees.

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

     Our Unionized Workforce Could Adversely Affect Our Operations and Acquisition Strategy. As of December 31, 2001, approximately 33% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationship with our customers and could materially and adversely affect our business, financial condition and results of operations. In addition, our selective acquisition strategy could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.

     Our Industry Is Highly Competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into our industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors may have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry or maintain a customer base at current levels. Further, our relationships with major utility companies could be jeopardized in the event that Aquila prevails in its proxy contest for control of our board of directors. We may also face competition from the in-house service organizations of our existing or prospective customers. Electric power, gas, telecommunications and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

     Our Results of Operations Could Be Adversely Affected as a Result of Goodwill Impairments. When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible assets of the business we acquire. Through December 31, 2001, pursuant to generally accepted accounting principles, we amortized this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacted our earnings. As stated in Note 2 of Notes to Consolidated Financial Statements under New Accounting Pronouncements, the Financial Accounting Standards Board (FASB) issued Statement No. 142 which provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Statement No. 142 requires, in lieu of amortization, an initial impairment review of goodwill in 2002 and annual impairment tests thereafter. Based on a preliminary review of the new standard, we believe that we will record a non-cash goodwill impairment charge upon adoption and that the amount of such charge will be material in relation to our unamortized goodwill balance. Such charge, however, will not impact cash flow or operating income but will be reflected as a cumulative effect of a change in accounting principle.

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

     - we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an "interested stockholder" for a period of three years following the date such stockholder became classified as an interested stockholder; and

     - on March 8, 2000 we adopted, and on November 15, 2001, February 12, 2002 and March 13, 2002 we amended, a stockholder rights plan that could cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors or permitted by the stockholder rights plan.

Aquila owns approximately 34% of the voting power of Quanta. In the event we do not prevail in the rights plan arbitration that is described in Item 3. Legal Proceedings, Aquila may be able to acquire a majority of the voting power of Quanta, which would enable it to elect a majority of the board of directors and prevent a change in control of Quanta. Aquila may not desire to sell its interest in Quanta. These circumstances could discourage potential proposals to acquire Quanta, delay or prevent a change in control of Quanta or limit the price that investors may be willing to pay in the future for shares of our common stock.

ITEM 2.  PROPERTIES

FACILITIES

     We lease our corporate headquarters in Houston, Texas and maintain offices nationwide. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. We own 28 of the facilities we occupy and lease the rest. We believe that our facilities are sufficient for our current needs.

EQUIPMENT

     We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. As of December 31, 2001, the total size of the rolling-stock fleet was approximately 20,400 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well-maintained and adequate for our present operations. We believe that we will be able to continue to lease or purchase this equipment at lower prices due to our larger size and the volume of our leasing and purchasing activity.

ITEM 3.  LEGAL PROCEEDINGS

     On November 28, 2001, Aquila filed an arbitration demand against us with the Kansas City, Missouri office of the American Arbitration Association. In its demand, Aquila alleged that the amendment to our stockholder rights plan adopted by our board of directors on November 15, 2001, and subsequently ratified and reauthorized by a committee of our board of directors, violated the terms of our 1999 securities purchase agreement with Aquila. In its demand, Aquila seeks (i) damages which may occur if the price of our shares rises during the period in which the rights plan amendment is in effect, (ii) a declaratory judgment that the rights plan amendment is void, and (iii) an order requiring us to take all necessary steps to amend our rights plan to allow Aquila to acquire up to 49% of our shares on a fully-diluted basis without any economic penalty. The arbitration proceeding is in the discovery stage and no prediction can be made as to the probable outcome of the proceeding at this time.

     On November 28, 2001, Aquila also filed a complaint in the Delaware Court of Chancery challenging the adoption of our rights plan amendment. The complaint names as defendants Quanta and directors James R. Ball, John R. Colson, Vincent
D. Foster, Louis C. Golm, Jerry J. Langdon, Garry A. Tucci and John R. Wilson. The Delaware complaint alleges that Aquila's nominees to our board of directors did not receive proper notice of the meetings of the board on November 15, 2001 and November 18, 2001 at which the rights plan amendment was adopted. The complaint seeks, among other things, an order declaring that all actions taken at the November 15 and November 18 meetings are void and enjoining our directors from implementing or enforcing any action taken at the November 15 and November 18 meetings. Aquila sought expedited treatment of its Delaware complaint, but the Chancery Court denied Aquila's motion to expedite the proceedings and instructed Aquila to file an amended complaint. To date, Aquila had not filed an amended complaint. The action remains pending and no prediction can be made at this time as to the outcome of this litigation.

     On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint against directors Vincent D. Foster, Jerry
J. Langdon, Louis C. Golm, James R. Ball, John R. Colson, John R. Wilson and Gary A. Tucci. The complaint also names Quanta as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by taking certain actions, including adoption of the rights plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of our shares. The complaint seeks an order rescinding any actions taken by the named directors in response to the announcement by Aquila and requiring the directors to take steps necessary to maximize the value of Quanta. The complaint further seeks damages from the named directors on behalf of a class of stockholders and purportedly on behalf of Quanta for the alleged harm inflicted by the actions of the named directors. On January 22, 2002, Quanta and the named directors filed a motion to dismiss the stockholder complaint. It is anticipated that briefing on the motion to dismiss will begin shortly. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the plaintiff's claims and that the company and the named directors have meritorious defenses.

     On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery naming Quanta and each member of the Special Committee of our board of directors, consisting of all directors other than those designated by Aquila, as defendants. The Aquila complaint alleges that the Special Committee breached its fiduciary duty in connection with the March 13, 2002 adoption of our Stock Employee Compensation Trust (SECT) and the new employment agreements entered into with certain of our employees and that under Delaware statutory law the shares of our common stock sold to the SECT are not entitled to vote. The Aquila complaint seeks, among other things, an order that disallows any shares of common stock held by the SECT from being voted at our next annual meeting of stockholders, rescinds the adoption of the SECT, and voids and rescinds the new employment agreements. On March 25, 2002, the Court denied Aquila's request for an expedited trial on the merits and set a May 7, 2002 hearing date for Aquila's motion to preliminarily enjoin shares held in the SECT from voting at the upcoming annual meeting of stockholders. The action remains pending and no prediction can be made at this time as to the outcome of this litigation.

     In addition, we are from time to time a party to other litigation or administrative proceedings that arise in the ordinary course of business. We do not believe that any of these other proceedings, separately or in the aggregate would, in the opinion of management, be expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     We initially offered our common stock to the public on February 12, 1998, at a price of $6.00 per share. All price data in the following table have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000. Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "PWR." The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2000
  1st Quarter...............................................  $46.83   $18.00
  2nd Quarter...............................................   63.13    34.08
  3rd Quarter...............................................   59.88    26.25
  4th Quarter...............................................   38.94    22.75
YEAR ENDED DECEMBER 31, 2001
  1st Quarter...............................................  $36.50   $18.75
  2nd Quarter...............................................   37.50    20.13
  3rd Quarter...............................................   25.27     9.95
  4th Quarter...............................................   18.69    13.90

     On March 20, 2002, there were 311 holders of record of our common stock, 31 holders of record of our Limited Vote Common Stock and one holder of record of our Series A Convertible Preferred Stock. There is no established trading market for the Limited Vote Common Stock or Series A Convertible Preferred Stock. However, the Limited Vote Common Stock converts into common stock immediately upon sale.

DIVIDENDS AND PREFERRED STOCK CONVERSION

     Our Series A Convertible Preferred Stock accrues a dividend at a rate of 0.5% per annum on a stated amount per share currently equal to $53.99 per share. Dividends of $930,000 were accrued on the Series A Convertible Preferred Stock during each of the years ended 2000 and 2001. Dividends on the Series A Convertible Preferred Stock accumulate until paid and must be paid in full prior to the issuance of any common stock dividend. At our annual meeting on May 24, 2000 our stockholders approved a transaction that allowed Aquila to exchange 7,924,805 shares of common stock for 1,584,961 additional shares of Series A Convertible Preferred Stock, at a rate of five shares of common stock for one share of Series A Convertible Preferred Stock. The transaction did not adversely affect our other holders of common stock or Limited Vote Common Stock. The additional shares of Series A Convertible Preferred Stock issued to Aquila in the exchange did not give Aquila any greater voting power than it previously had as a holder of the common stock to be exchanged, and did not give Aquila any additional veto power. In addition, the Series A Convertible Preferred Stock has no liquidation preference, and its certificate of designation was amended so that the aggregate dividend payable to Aquila on the Series A Convertible Preferred Stock was, as a result of the change in the stated amount per share, unaffected by the transaction.

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

RECENT SALES OF UNREGISTERED SECURITIES

     Between October 1, 2001 and December 31, 2001, we completed one acquisition in which some of the consideration was unregistered securities of the Company. The aggregate consideration paid in this transaction was $7.3 million in cash and 304,576 shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

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

DATE OF                NUMBER OF
ISSUANCE                SHARES     RECIPIENTS OF QUANTA STOCK   CONSIDERATION RECEIVED FOR QUANTA STOCK
--------               ---------   --------------------------   ---------------------------------------
10/11/01.............   304,576    Four owners of Bradford      Acquisition of Bradford Brothers, Inc.
                                   Brothers, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

     For financial statement presentation purposes, in connection with the combination of the founding companies concurrent with our initial public offering, PAR Electrical Contractors, Inc. was identified as the "accounting acquiror." Between our initial public offering in February 1998 and December 31, 2001, we acquired 86 specialty contracting businesses. Of these, 84 were accounted for using the purchase method of accounting and two were accounted for using the pooling-of-interests method of accounting. Through the date of our initial public offering, Quanta's consolidated historical financial statements represent the financial position and results of operations of PAR as restated to include the financial position and results of operations of companies acquired in pooling transactions. The remaining businesses we acquired are reflected in the financial statements beginning on their respective dates of acquisition. All per share amounts have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000.

                                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                            1997       1998           1999            2000          2001
                                           -------   --------      ----------      ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenues...............................  $80,010   $319,259       $925,654       $1,793,301    $2,014,877
  Cost of services (including
     depreciation).......................   62,599    257,270        711,353        1,379,204     1,601,039
                                           -------   --------       --------       ----------    ----------
       Gross profit......................   17,411     61,989        214,301          414,097       413,838
  Selling, general and administrative
     expenses............................   12,354     27,160         80,132          143,564       194,575
  Merger and special charges.............       --        231          6,574(a)        28,566(a)         --
  Goodwill amortization..................       56      2,513         10,902           19,805        25,998
                                           -------   --------       --------       ----------    ----------
       Income from operations............    5,001     32,085        116,693          222,162       193,265
  Interest expense.......................   (1,290)    (4,855)       (15,184)         (25,708)      (36,072)
  Other income (expense), net............     (131)       641          1,429            2,597          (227)
                                           -------   --------       --------       ----------    ----------
  Income before income tax provision.....    3,580     27,871        102,938          199,051       156,966
  Provision for income taxes.............    1,786     11,683         48,999(b)        93,328(b)     71,200
                                           -------   --------       --------       ----------    ----------
       Net income........................    1,794     16,188         53,939          105,723        85,766
  Dividends on preferred stock...........       --         --            260              930           930
                                           -------   --------       --------       ----------    ----------
       Net income attributable to common
          stock..........................  $ 1,794   $ 16,188       $ 53,679       $  104,793    $   84,836
                                           =======   ========       ========       ==========    ==========
  Basic earnings per share...............  $  0.29   $   0.60       $   1.08       $     1.50    $     1.11
                                           =======   ========       ========       ==========    ==========
  Diluted earnings per share.............  $  0.29   $   0.59       $   1.00       $     1.42    $     1.10
                                           =======   ========       ========       ==========    ==========

---------------

(a) In December 2000, Quanta agreed to conclude its obligations under its management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million. In June 1999, as a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, Quanta incurred a non-cash compensation charge of $5.3 million and an excise tax charge of $1.1 million. Quanta also incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

(b) For the year ended December 31, 2000, the provision reflects the result of no tax benefit being recognized for a portion of the merger and special charges. For the year ended December 31, 1999, it includes a non-cash deferred tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling transaction from an S corporation to a C corporation.

                                                             DECEMBER 31,
                                       ---------------------------------------------------------
                                        1997       1998        1999         2000         2001
                                       -------   --------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital....................  $ 2,381   $ 57,106   $  164,140   $  353,729   $  335,590
  Total assets.......................   37,561    339,081    1,159,636    1,871,897    2,042,901
  Long-term debt, net of current
     maturities......................    7,638     60,281      150,308      318,602      327,774
  Convertible subordinated notes.....       --     49,350       49,350      172,500      172,500
  Total stockholders' equity.........   11,402    171,503      756,925    1,068,956    1,206,751

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes thereto included in Item 8.

INTRODUCTION

     We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Assuming all companies we acquired prior to December 31, 2001 had been acquired on January 1, 2001, we had pro forma combined revenues for the year ended December 31, 2001 of $2.1 billion, of which 40% was attributable to electric power and gas companies, 30% was attributable to telecommunications customers, 14% was attributable to cable television operators and 16% was attributable to ancillary services, such as installing intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and providing specialty rock trenching, directional boring and road milling for industrial and commercial customers. We acquired nine companies in 2001, three of which have continued as separate operating and reporting subsidiaries, or "platform" companies, while the remaining six acquired companies were "tuck-in" acquisitions whose operating and accounting activities were absorbed into other operating subsidiaries.

     We enter into contracts principally on the basis of competitive unit price or fixed price bids, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We also perform services on a cost-plus or time and materials basis. We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price master service agreements which are renewable annually. We generally recognize revenue when services are performed except when work is being performed under fixed price contracts. We typically record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. Our fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and remits the retainage to us upon completion and approval of the work.

     Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on labor-intensive projects. Certain of our subsidiaries were previously subject to deductibles ranging from $100,000 to $1,000,000 for workers' compensation insurance and, as of August 1, 2000, we have a deductible of $500,000 per occurrence related to workers' compensation, employer's liability, automobile and general liability claims. In addition, effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan which is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made. Due in part to the events of September 11, 2001, the insurance market for large risks, including specialty service contractors, continues to experience increasing premiums. This increased pricing pressure may cause us to increase our deductibles to defray certain of these costs. We continue to build long-term relationships with our insurance carriers to minimize such market swings.

     Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Selling, general and administrative expenses can be impacted by our customers inability to pay for services performed.

     Through December 31, 2001, we have recorded goodwill of $1.1 billion, which primarily equals the excess amount we have paid for businesses over the fair value of the tangible and intangible assets of such businesses acquired using the purchase method of accounting. Through December 31, 2001, we amortized this goodwill over its estimated useful life of 40 years as a non-cash charge to operating income. We are unable to deduct the majority of amortized goodwill from our income for tax purposes.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

     Our results of operations can be subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Typically, we experience lower gross and operating margins during the winter months. The timing of acquisitions, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and our customer's access to capital may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had cash and cash equivalents of $6.3 million, working capital of $335.6 million and long-term debt of $500.3 million, net of current maturities. Our long-term debt balance at that date included borrowings of $109.3 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $8.5 million of other debt.

     During the year ended December 31, 2001, operating activities provided net cash to us of $210.0 million. Operating cash flow before changes in working capital and other operating accounts totaled $196.6 million. Net changes in working capital and other operating accounts generated $13.4 million, net in 2001, primarily as a result of management focus on working capital and a general business slowdown. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. Acquisitions created significant changes in our working capital accounts throughout the year and such accounts are not comparable to prior periods. We used net cash in investing activities of $221.8 million, including $119.5 million used for the purchase of businesses, net of cash acquired and $85.0 million used for additions of property and equipment. Financing activities provided net cash of $0.8 million, resulting primarily from $16.5 million in net borrowings under our credit facility and $8.7 million from the issuance of stock under the employee stock purchase plan, partially offset by $15.0 million in net repayments of long-term debt and $15.3 million used for the purchase of treasury stock.

     We currently have a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We pay commitment fees of 0.25% to 0.50% (based on the ratio of our total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of March 20, 2002, we had borrowing availability of $199.6 million under the credit facility. The weighted-average borrowing rate on the credit facility for the year ended December 31, 2001 was 5.55%.

     As of December 31, 2001, we had $210.0 million of senior secured notes which have maturities ranging from four to nine years with a weighted average interest rate of 8.41% and, pursuant to an intercreditor agreement, rank equally in right of repayment with indebtedness under our credit facility. The senior secured notes have financial covenants similar to those under the credit facility.

     As of December 31, 2001, we had $172.5 million in convertible subordinated notes that bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

     We have specifically provided for the possibility of a non-cash goodwill impairment charge in our credit facility resulting from the adoption of SFAS No. 142 and, accordingly, expect no impact on our credit facility as a result of this charge. We are currently seeking to avoid any potential covenant violations through a similar amendment with holders of our senior secured notes and expect the completion of an amendment prior to the occurrence of any covenant violation. A goodwill impairment charge will not violate any covenants in our convertible subordinated notes.

     Other Commitments. As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

     We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. We may decide to cancel or terminate a lease before the end of its term. Typically we are liable to the lessor for the remaining lease payments under the term of the lease.

     Some customers require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of us, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future.

     The Company's future contractual obligations, including interest under capital leases, are as follows (in thousands):

                                             LESS THAN
                                   TOTAL     ONE YEAR     2003       2004       2005      2006    THEREAFTER
                                  --------   ---------   -------   --------   --------   ------   ----------
Long-term debt obligations
  including capital leases......  $508,381    $ 8,067    $ 4,798   $111,202   $103,882   $5,326    $275,106
Operating lease obligations.....  $ 65,380    $30,772    $14,122   $  8,281   $  6,680   $2,915    $  2,610

     The Company also had $46.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program at year-end. While not actual borrowings, letters of credit do reflect potential liabilities under our credit facility and therefore are treated as a use of borrowing capacity under our credit facility. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2002. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one year periods. Borrowing availability under our credit facility was $194.3 million as of December 31, 2001.

     Stock Repurchase Plan. Our board of directors has authorized a Stock Repurchase Plan under which up to $75.0 million of our common stock may be repurchased. Under the Stock Repurchase Plan, we may conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, we purchased 986,000 shares of common stock for approximately $15.3 million. The amount of shares purchased and the timing of any future purchases will be based on a number of factors, including the market price of the stock, market conditions and as our management deems appropriate.

     Stock Employee Compensation Trust. On March 13, 2002, our board of directors approved the creation of a SECT to fund certain of our future employee benefit obligations using our common stock. The SECT was established by selling
8.0 million shares of our common stock, including the 986,000 shares we purchased during 2001 pursuant to our Stock Repurchase Plan, to the SECT in exchange for a promissory note plus an amount equal to the aggregate par value of the shares.

     The SECT is a trust that holds shares of our common stock to be used to fund our obligations during the term of the trust in respect of certain benefit plans. The SECT will release the shares over 15 years, the life of the trust, as the note is paid down through contributions by us to satisfy certain benefit requirements of our benefit plans. In addition, we believe that the SECT will reduce our cash obligations to fund these programs and provide us with a pre-determined method to increase our equity base over time, which we believe will have a positive impact on our credit ratios. We will recognize compensation expense for certain shares released based on the fair value of such shares as they are released from the SECT. Unallocated shares held by the SECT will not be included in calculating our earnings per share. In all matters submitted to our stockholders for a vote or any tender offers made to our stockholders, the unallocated shares in the SECT will be voted or tendered based on the direction of the participants in our broad-based Employee Stock Purchase Plan.

     Litigation. On November 28, 2001, Aquila filed an arbitration demand against us with the Kansas City, Missouri office of the American Arbitration Association. In its demand, Aquila alleged that the amendment to our stockholder rights plan adopted by our board of directors on November 15, 2001, and subsequently ratified and reauthorized by a committee of our board of directors, violated the terms of our 1999 securities purchase agreement with Aquila. In its demand, Aquila seeks
(i) damages which may occur if the price of our shares rises during the period in which the rights plan amendment is in effect, (ii) a declaratory judgment that the rights plan amendment is void, and (iii) an order requiring us to take all necessary steps to amend our rights plan to allow Aquila to acquire up to 49% of our shares on a fully-diluted basis without any economic penalty. The arbitration proceeding is in the discovery stage and no prediction can be made as to the probable outcome of the proceeding at this time or as to the amount, if any, in damages we may be found to owe. In addition, defense fees will be incurred associated with this case and other litigation with Aquila and no prediction can be made as to the range of these fees.

     In addition, we are from time to time a party to other litigation or administrative proceedings that arise in the ordinary course of business. We do not believe that any of these other proceedings, separately or in the aggregate would, in the opinion of management, be expected to have a material adverse effect on our results of operations or financial position.

     Proxy Solicitation. On February 8, 2002, Aquila announced its intention to conduct a proxy solicitation to replace members of our board of directors with a slate of its own nominees. We intend to oppose the Aquila proxy contest. The proxy contest has resulted in, and will continue to result in, the incurrence of substantial fees and no prediction can be made as to the total amount of these fees.

     Change of Control. We entered into new employment agreements with certain employees, as of March 13, 2002, which become effective upon a change of control (as defined in the new employment agreements) of Quanta. The new employment agreements supplemented existing employment agreements already in effect. The new employment agreements provide that, following a change of control, if we terminate the employee's employment without cause (as defined in the new employment agreements), the employee terminates employment for good reason (as defined in the new employment agreements), or the employee's employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee's responsibility and the terms of the employee's prior employment arrangements. In addition, in the case of certain senior executives, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control.

     In addition, an event of default could occur under our credit facility and senior secured notes in the event that Aquila prevails in its recently announced proxy contest for control of our board of directors. No such event of default provision exists under our convertible subordinated notes. We cannot be certain that the affected lenders and note holders would waive such an event of default or that we or Aquila would be able to refinance any defaulted indebtedness.

     Acquisitions. During 2001, we acquired nine companies for an aggregate consideration of 2.4 million shares of common stock and $119.9 million in cash. The cash portion of such consideration was provided by proceeds from borrowings under the credit facility.

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

     Concentration of Credit Risk. The Company grants credit, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company generally is entitled to payment for work performed and has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the Company's customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk. No customer accounted for more than 10% of accounts receivable or revenues as of or during the years ended December 31, 1999, 2000 or 2001.

     Related Party Transactions. In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of network service work for Aquila or facility leases with prior owners. See additional discussion in Note 12 of Notes to Consolidated Financial Statements.

INFLATION

     Due to relatively low levels of inflation experienced during the years ended December 31, 1999, 2000 and 2001, inflation did not have a significant effect on our results.

SIGNIFICANT BALANCE SHEET CHANGES

     Total assets increased approximately $171.0 million in 2001 compared to 2000. This increase is primarily due to the following:

     - Goodwill, net increased $131.0 million resulting from acquisitions in 2001.

     - Property and equipment, net increased $44.5 million due to expenditures for equipment necessary to perform contracts and equipment obtained through the acquisition of nine companies during 2001.

     - Other assets, net increased $18.7 million due primarily to notes receivable from one of our customers. We have agreed to long-term payment terms while this customer is pursuing alternative financing. The receivables are partially secured and bear interest at 9% per year. At December 31, 2001, the total amount due under this arrangement was $27.6 million, with $23.4 million classified as non-current.

     - Prepaid expenses and other current assets increased $12.2 million, primarily as a result of $9.7 million of current deferred tax assets associated with various expenses that are not currently deductible.

     - The above increases were partially offset by decreased accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts of $29.4 million that resulted from a provision of $20.2 million to allow for uncollectible receivables associated with the continued decline in the financial strength of certain customers in the telecommunications industry, continued emphasis on working capital management and lower levels of revenue during the fourth quarter of 2001.

     In 2001, total liabilities increased approximately $33.2 million and stockholders' equity increased approximately $137.8 million. These increases were primarily due to the following:

     - Stockholders' equity increased $137.8 million during 2001. This was primarily the result of the issuance of approximately $49.5 million in shares of common stock for the acquisition of purchased companies, the issuance of approximately $14.7 million in shares of common stock pursuant to the employee stock purchase plan and stock option exercises, and net income of $84.8 million. These increases were partially offset by $15.3 million of purchases of common stock under the Stock Repurchase Plan.

     - Deferred income taxes and other non-current liabilities increased $29.0 million due to an increase of $21.8 million in deferred income tax liabilities resulting primarily from timing differences associated with property, equipment and goodwill and an increase of $8.7 million in self-insurance accruals related to claims that are not expected to be settled during 2002.

RESULTS OF OPERATIONS

     The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                              1999                2000                 2001
                                        ----------------   ------------------   ------------------
Revenues..............................  $925,654   100.0%  $1,793,301   100.0%  $2,014,877   100.0%
Cost of services (including
  depreciation).......................   711,353    76.8    1,379,204    76.9    1,601,039    79.5
                                        --------   -----   ----------   -----   ----------   -----
  Gross profit........................   214,301    23.2      414,097    23.1      413,838    20.5
Selling, general and administrative
  expenses............................    80,132     8.7      143,564     8.0      194,575     9.6
Merger and special charges............     6,574     0.7       28,566     1.6           --     0.0
Goodwill amortization.................    10,902     1.2       19,805     1.1       25,998     1.3
                                        --------   -----   ----------   -----   ----------   -----
  Income from operations..............   116,693    12.6      222,162    12.4      193,265     9.6
Interest expense......................   (15,184)   (1.6)     (25,708)   (1.4)     (36,072)   (1.8)
Other income (expense), net...........     1,429     0.1        2,597     0.1         (227)    0.0
                                        --------   -----   ----------   -----   ----------   -----
Income before income tax provision....   102,938    11.1      199,051    11.1      156,966     7.8
Provision for income taxes............    48,999     5.3       93,328     5.2       71,200     3.5
                                        --------   -----   ----------   -----   ----------   -----
  Net income..........................  $ 53,939     5.8%  $  105,723     5.9%  $   85,766     4.3%
                                        ========   =====   ==========   =====   ==========   =====

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues increased $221.6 million, or 12.4%, to $2.01 billion for the year ended December 31, 2001. This increase was attributable to strong growth in electric power and gas revenues as a result of increased outsourcing and deregulation, a full year of contributed revenues in 2001 for those companies acquired in 2000 and revenues of $42.3 million from platform companies acquired in 2001 which continued to exist as separate reporting subsidiaries. The increase was partially offset by decreased revenues from telecommunications customers due in part to the continued inability of certain of the customers to raise new capital and the overall downturn in the national economy.

     Gross profit. Gross profit decreased $0.3 million to $413.8 million for the year ended December 31, 2001. Gross margin decreased from 23.1% for the year ended December 31, 2000 to 20.5% for the year ended December 31, 2001. The decrease in gross margin resulted from lower margins on work performed for telecommunications customers due to increased pricing pressures, lower asset utilization and the economic factors noted above, partially offset by higher margins received on work performed for the electric power and gas customers.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $51.0 million, or 35.5%, to $194.6 million for the year ended December 31, 2001. Selling, general and administrative expenses for the year ended December 31, 2001 include $20.5 million in charges consisting of: a charge of $16.2 million to provide allowances for accounts receivable risk associated with the continued decline in the financial strength of certain customers in the telecommunications industry, $3.2 million in charges associated with the realignment of field personnel and discontinuance of negotiations regarding the acquisition of certain telecommunications contractors and $1.1 million in costs associated with negotiations with Aquila. In addition, $4.2 million of the increase was attributable to the platform companies we acquired subsequent to December 31, 2000. Selling, general and administrative expenses also included a full period of costs in 2001 associated with those companies acquired during 2000. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses increased due to the items noted above.

     Merger and special charges. In December 2000, we agreed to conclude our obligations under the management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million.

     Interest expense. Interest expense increased $10.4 million, or 40.3%, to $36.1 million for the year ended December 31, 2001, due to higher average levels of debt experienced during 2001.

     Provision for income taxes. The provision for income taxes was $71.2 million for the year ended December 31, 2001, with an effective tax rate of 45.4% compared to $93.3 million for the year ended December 31, 2000 and an effective tax rate of 46.9%. In 2000, the provision reflected a portion of the merger and special charges for which no tax benefit had been provided.

     Net income. Net income decreased $20.0 million, or 18.9%, to $85.8 million for the year ended December 31, 2001, compared to $105.7 million for the year ended December 31, 2000.

     Diluted earnings per share before charges. For the year ended December 31, 2001, we incurred $20.5 million in charges, consisting of $16.2 million to provide allowances for certain accounts receivable, $3.2 million in charges associated with the realignment of field personnel and certain acquisition costs and $1.1 million in costs associated with negotiations with Aquila. Diluted earnings per share for the year ended December 31, 2001, excluding these charges and the tax related impacts of these charges, was $1.27.

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

     Gross profit. Gross profit increased $199.8 million, or 93.2%, to $414.1 million for the year ended December 31, 2000 as a result of higher revenues. Gross margin decreased slightly from 23.2% for the year ended December 31, 1999 to 23.1% for the year ended December 31, 2000. This decrease in gross margin resulted from lower margins on work performed for gas transmission and inside electrical customers.

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

     Merger and special charges. Merger and special charges increased $22.0 million, or 334.5%, to $28.6 million for the year ended December 31, 2000. In December 2000, we agreed to conclude our obligations under the management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million. Merger and special charges for the year ended December 31, 1999 included $5.3 million of non-cash compensation charges, which were related to the allocation of shares of common stock to participants in an employee stock ownership plan associated with one of the companies we acquired in a pooling transaction, and $1.1 million of related excise tax charges.

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

     Diluted earnings per share before charges. In December 2000, the Company agreed to conclude its obligations under its management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million. Diluted earnings per share for the year ended December 31, 2000 excluding this charge and the related tax impact was $1.72.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be subject to amortization over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of the statement, respectively. At December 31, 2001, our net goodwill was $1.037 billion and annual amortization of such goodwill was approximately $26 million.

     Based on a preliminary review of the new standard, we believe that we will record a non-cash goodwill impairment charge upon adoption and that the amount of such charge will be material in relation to our unamortized goodwill balance. Such charge, however, will not impact cash flow or operating income but will be reflected as a cumulative effect of a change in accounting principle.

     We have specifically provided for the possibility of a non-cash goodwill impairment charge in our credit facility resulting from the adoption of SFAS No. 142, and accordingly, expect no impact on our credit facility as a result of this charge. We are currently seeking to avoid any potential covenant violations through a similar amendment with holders of our senior secured notes and expect the completion of an amendment prior to the occurrence of any covenant violation. A goodwill impairment charge will not violate any covenants in our convertible subordinated notes.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and establishes criteria for determining when a long-lived asset is held for sale. We are required to and will adopt SFAS No. 144 on January 1, 2002, and believe that the adoption will not have a material effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies, which are also described in Note 2 of Notes to Consolidated Financial Statements, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

          Accounts Receivable and Provision for Doubtful Accounts. As discussed in Note 2 of Notes to Consolidated Financial Statements, we provide an allowance for doubtful accounts when collection of an account receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgements and estimates including, among others, our customer's access to capital, our customer's willingness to pay, general economic conditions and the ongoing relationship with the customer.

          Goodwill. As stated in Note 2 of Notes to Consolidated Financial Statements under New Accounting Pronouncements, FASB Statement No. 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets, as compared to our accounting policy for the assessment of goodwill impairment in 2001, which was based on an undiscounted cash flow model.

          Revenue Recognition. We typically record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Changes in job performance, job conditions and final contract settlements, among others, are the factors that influence the assessment of the total estimated costs to complete these contracts.

          Self-Insurance. We are insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $500,000 per accident or occurrence. In addition, effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

OUTLOOK

     The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

     We expect continued growth and demand for our services from our utility and gas customers throughout 2002. We expect continued weakness in demand for our services from our telecommunications customers and relatively level demand for our services from our cable television and ancillary customers. The economic conditions prevalent in 2001 impacted our ability to grow at historical levels and a continued economic downturn may lead to less demand for our services.

     We intend to continue to emphasize internal growth, although we also plan to continue to selectively pursue acquisitions of profitable companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We regularly evaluate potential acquisition opportunities, but we are not currently engaged in any negotiations to make any material acquisitions.

FORWARD LOOKING STATEMENTS

     Except for the historical financial information contained in this report, statements made or incorporated by reference in this report may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, declarations regarding our intent, belief or current expectations, statements regarding the future results of acquired companies and our gross margins and any other statement that may project, indicate or imply future results, performance or achievements. Such statements may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result" and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on our future results of operations (see "Business -- Industry Overview," "-- Strategy" and "-- Customers, Strategic Alliances and Preferred Provider Relationships") and future uses of and requirements for financial resources including, but not limited to, expenditures related to future acquisitions (see "-- Liquidity and Capital Resources"). Any such forward-looking statements are not guarantees of future performance and are subject to a variety of risks and uncertainties. Such risks and uncertainties include, among others, general economic and business conditions, the pace and nature of technological change, our ability to integrate companies we acquire, our ability to generate internal growth, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and ability to raise capital, the outcome of our proxy contest with Aquila and various other matters, many of which are beyond our control. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are those discussed in "Business -- Risk Factors" in this report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk primarily related to potential adverse changes in interest rates and, to a certain extent, commodity prices, as discussed below. Management does not generally use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. As of December 31, 2001, however, we had one derivative contract outstanding which related to anticipated exposure in the price of gas. We are exposed to credit risk in the event of non-performance by the derivative counterparty. However, we monitor our derivative position by regularly evaluating our position and the credit worthiness of the counterparty, which we consider credit worthy at December 31, 2001. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

     The sensitivity analyses below, which hypothetically illustrates our potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2001 earnings. The sensitivity analyses presented do not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.

     Interest Rates. As of December 31, 2001, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2001, approximately 21.5% of our long-term obligations were floating rate obligations. As of December 31, 2001, the fair value of our variable rate debt of $109.3 million approximated book value, and the fair value of our fixed-rate debt of $399.0 million was approximately $357.1 million based upon discounted future cash flows using incremental borrowing rates and current market prices. The detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in both variable and fixed interest rates would be approximately $0.5 million and $2.0 million, respectively.

     Commodity Price Exposure. In October 2001, we entered into a forward purchase contract with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001. The objective is to mitigate the variability in the price of gas by fixing the price we will have to pay to our counterparty. As of December 31, 2001, the fair value of this derivative was $0.4 million and recorded as a liability on the consolidated balance sheet. As of March 29, 2001, we entered into a sub-services agreement with our customer whereby the customer assumed all liabilities associated with this contract. We had no derivative instruments outstanding as of or during the year ended December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Quanta Services, Inc. and Subsidiaries
  Report of Independent Public Accountants..................   30
  Consolidated Balance Sheets...............................   31
  Consolidated Statements of Operations.....................   32
  Consolidated Statements of Cash Flows.....................   33
  Consolidated Statements of Stockholders' Equity...........   34
  Notes to Consolidated Financial Statements................   35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quanta Services, Inc.:

We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanta Services, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 14, 2002 (except for the matters discussed in Note 16, as to which the date is March 25, 2002)

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
                                       ASSETS


CURRENT ASSETS:
  Cash and cash equivalents.................................  $   17,306   $    6,287
  Accounts receivable, net of allowances of $15,612 and
     $35,856, respectively..................................     466,869      451,870
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      71,842       57,433
  Inventories...............................................      19,874       25,053
  Prepaid expenses and other current assets.................      24,319       36,477
                                                              ----------   ----------
          Total current assets..............................     600,210      577,120
PROPERTY AND EQUIPMENT, net.................................     341,029      385,480
OTHER ASSETS, net...........................................      24,627       43,319
GOODWILL, net...............................................     906,031    1,036,982
                                                              ----------   ----------
          Total assets......................................  $1,871,897   $2,042,901
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    8,772   $    8,063
  Accounts payable and accrued expenses.....................     209,728      202,327
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      27,981       31,140
                                                              ----------   ----------
          Total current liabilities.........................     246,481      241,530
LONG-TERM DEBT, net of current maturities...................     318,602      327,774
CONVERTIBLE SUBORDINATED NOTES..............................     172,500      172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....      65,358       94,346
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,444,961 shares
      issued and outstanding................................          --           --
  Common stock, $.00001 par value, 300,000,000 shares
     authorized, 56,400,546 and 60,629,965 shares issued and
     56,400,546 and 59,643,965 shares outstanding,
     respectively...........................................          --           --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,765,912 and 1,116,238 shares
     issued and outstanding, respectively...................          --           --
  Additional paid-in capital................................     882,344      952,380
  Deferred compensation.....................................          --       (1,770)
  Retained earnings.........................................     186,612      271,448
  Treasury Stock, at cost, -- and 986,000 common shares,
     respectively...........................................          --      (15,307)
                                                              ----------   ----------
          Total stockholders' equity........................   1,068,956    1,206,751
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,871,897   $2,042,901
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1999        2000         2001
                                                            --------   ----------   ----------
REVENUES..................................................  $925,654   $1,793,301   $2,014,877
COST OF SERVICES (including depreciation).................   711,353    1,379,204    1,601,039
                                                            --------   ----------   ----------
  Gross profit............................................   214,301      414,097      413,838
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............    80,132      143,564      194,575
MERGER AND SPECIAL CHARGES................................     6,574       28,566           --
GOODWILL AMORTIZATION.....................................    10,902       19,805       25,998
                                                            --------   ----------   ----------
  Income from operations..................................   116,693      222,162      193,265
OTHER INCOME (EXPENSE):
  Interest expense........................................   (15,184)     (25,708)     (36,072)
  Other, net..............................................     1,429        2,597         (227)
                                                            --------   ----------   ----------
INCOME BEFORE INCOME TAX PROVISION........................   102,938      199,051      156,966
PROVISION FOR INCOME TAXES................................    48,999       93,328       71,200
                                                            --------   ----------   ----------
NET INCOME................................................    53,939      105,723       85,766
DIVIDENDS ON PREFERRED STOCK..............................       260          930          930
                                                            --------   ----------   ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCK...................  $ 53,679   $  104,793   $   84,836
                                                            ========   ==========   ==========
BASIC EARNINGS PER SHARE..................................  $   1.08   $     1.50   $     1.11
                                                            ========   ==========   ==========
DILUTED EARNINGS PER SHARE................................  $   1.00   $     1.42   $     1.10
                                                            ========   ==========   ==========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
  Basic...................................................    49,776       70,452       77,256
                                                            ========   ==========   ==========
  Diluted.................................................    56,146       76,583       78,238
                                                            ========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        2000        2001
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock.................  $  53,679   $ 104,793   $  84,836
  Adjustments to reconcile net income attributable to
     common stock to net cash provided by operating
     activities --
     Depreciation and amortization........................     35,163      57,294      79,374
     (Gain) loss on sale of property and equipment........       (252)       (107)      1,191
     Non-cash merger related compensation charge for
       issuance of common stock to ESOP...................      5,319          --          --
     Allowance for doubtful accounts......................      4,331       9,665      20,244
     Deferred income tax provision........................      5,620      13,344      10,006
     Preferred stock dividend.............................        260         930         930
     Changes in operating assets and liabilities, net of
       non-cash transactions --
     (Increase) decrease in --
       Accounts receivable................................    (78,372)   (138,303)     11,378
       Costs and estimated earnings in excess of billings
          on uncompleted contracts........................    (11,172)     (9,878)     15,799
       Inventories........................................     (1,740)     (6,275)     (3,636)
       Prepaid expenses and other current assets..........     (1,959)      2,297      (1,045)
     Increase (decrease) in --
       Accounts payable and accrued expenses..............     29,358      14,846      (4,026)
       Billings in excess of costs and estimated earnings
          on uncompleted contracts........................      3,645      (8,373)      3,184
       Other, net.........................................      2,446       5,189      (8,209)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     46,326      45,422     210,026
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment............      1,533       1,672       3,397
  Additions of property and equipment.....................    (61,124)    (89,610)    (84,982)
  Cash paid for acquisitions, net of cash acquired........   (308,671)   (273,812)   (119,496)
  Notes receivable........................................         --      (2,658)    (20,740)
  Net proceeds from sale of business......................         --       2,410          --
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (368,262)   (361,998)   (221,821)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit....     82,946     (46,066)     16,450
  Proceeds from other long-term debt......................      4,868     212,019       2,983
  Payments on other long-term debt........................    (43,317)    (35,916)    (18,016)
  Proceeds from convertible subordinated notes............         --     172,500          --
  Debt issuance costs.....................................     (1,659)     (7,958)         --
  Issuances of stock, net of offering costs...............    284,280      18,072       8,721
  Purchase of treasury stock..............................         --          --     (15,307)
  Exercise of stock options...............................      2,347      10,456       5,945
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......    329,465     323,107         776
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      7,529       6,531     (11,019)
CASH AND CASH EQUIVALENTS, beginning of year..............      3,246      10,775      17,306
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year....................  $  10,775   $  17,306   $   6,287
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for --
     Interest.............................................  $  13,230   $  14,632   $  36,556
     Income taxes, net of refunds.........................     33,644      77,479      41,857

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                   LIMITED VOTE
                                      PREFERRED STOCK        COMMON STOCK          COMMON STOCK       UNEARNED   ADDITIONAL
                                     ------------------   -------------------   -------------------     ESOP      PAID-IN
                                      SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT    SHARES     CAPITAL
                                     ---------   ------   ----------   ------   ----------   ------   --------   ----------
Balance, December 31, 1998.........         --   $  --    18,557,949   $  --     3,345,333   $  --    $(1,831)    $145,194
  Issuance of Series A Convertible
    Preferred Stock................  1,860,000      --            --      --            --      --         --      182,119
  Sales of common stock under
    preemptive rights agreement....         --      --        38,485      --            --      --         --        1,042
  Stock options exercised..........         --      --       204,888      --            --      --         --        2,347
  Income tax benefit from stock
    options exercised..............         --      --            --      --            --      --         --        1,446
  Conversion of Limited Vote Common
    Stock to common stock..........         --      --       847,986      --      (847,986)     --         --           --
  Termination of ESOP..............         --      --            --      --            --      --      1,831        5,319
  Follow-on offering, net of
    offering costs.................         --      --     4,600,000      --            --      --         --      101,119
  Acquisition of Purchased
    Companies......................         --      --     9,774,214      --            --      --         --      236,520
  Three-for-two common stock
    split..........................         --      --    17,011,761      --     1,248,673      --         --           --
  Net income attributable to common
    stock..........................         --      --            --      --            --      --         --           --
                                     ---------   -----    ----------   -----    ----------   -----    -------     --------
Balance, December 31, 1999.........  1,860,000      --    51,035,283      --     3,746,020      --         --      675,106
  Conversion of common stock to
    Series A Convertible Preferred
    Stock..........................  1,584,961      --    (7,924,805)     --            --      --         --           --
  Conversion of 6 7/8% convertible
    subordinated notes to common
    stock..........................         --      --     5,383,636      --            --      --         --       47,653
  Sales of common stock under
    preemptive rights agreement....         --      --       519,182      --            --      --         --       14,528
  Issuances of stock under Employee
    Stock Purchase Program.........         --      --       222,364      --            --      --         --        3,544
  Stock options exercised..........         --      --       804,484      --            --      --         --       10,456
  Income tax benefit from stock
    options exercised..............         --      --            --      --            --      --         --        8,460
  Conversion of Limited Vote Common
    Stock to common stock..........         --      --     1,980,108      --    (1,980,108)     --         --           --
  Acquisition of Purchased
    Companies......................         --      --     4,380,294      --            --      --         --      122,597
  Net income attributable to common
    stock..........................         --      --            --      --            --      --         --           --
                                     ---------   -----    ----------   -----    ----------   -----    -------     --------
Balance, December 31, 2000.........  3,444,961      --    56,400,546      --     1,765,912      --         --      882,344
  Issuances of stock under Employee
    Stock Purchase Program.........         --      --       462,179      --            --      --         --        8,721
  Stock options exercised..........         --      --       395,158      --            --      --         --        5,945
  Income tax benefit from stock
    options exercised..............         --      --            --      --            --      --         --        2,456
  Conversion of Limited Vote Common
    Stock to common stock..........         --      --       649,674      --      (649,674)     --         --           --
  Acquisition of Purchased
    Companies......................         --      --     2,649,707      --            --      --         --       49,486
  Purchase of common stock.........         --      --      (986,000)     --            --      --         --           --
  Issuance of restricted stock.....         --      --        72,701      --            --      --         --        2,000
  Amortization of deferred
    compensation...................         --      --            --      --            --      --         --           --
  Other............................         --      --            --      --            --      --         --        1,428
  Net income attributable to common
    stock..........................         --      --            --      --            --      --         --           --
                                     ---------   -----    ----------   -----    ----------   -----    -------     --------
Balance, December 31, 2001.........  3,444,961   $  --    59,643,965   $  --     1,116,238   $  --    $    --     $952,380
                                     =========   =====    ==========   =====    ==========   =====    =======     ========


                                                                              TOTAL
                                       DEFERRED     RETAINED   TREASURY   STOCKHOLDERS'
                                     COMPENSATION   EARNINGS    STOCK        EQUITY
                                     ------------   --------   --------   -------------
Balance, December 31, 1998.........    $    --      $ 28,140   $     --    $  171,503
  Issuance of Series A Convertible
    Preferred Stock................         --            --         --       182,119
  Sales of common stock under
    preemptive rights agreement....         --            --         --         1,042
  Stock options exercised..........         --            --         --         2,347
  Income tax benefit from stock
    options exercised..............         --            --         --         1,446
  Conversion of Limited Vote Common
    Stock to common stock..........         --            --         --            --
  Termination of ESOP..............         --            --         --         7,150
  Follow-on offering, net of
    offering costs.................         --            --         --       101,119
  Acquisition of Purchased
    Companies......................         --            --         --       236,520
  Three-for-two common stock
    split..........................         --            --         --            --
  Net income attributable to common
    stock..........................         --        53,679         --        53,679
                                       -------      --------   --------    ----------
Balance, December 31, 1999.........         --        81,819         --       756,925
  Conversion of common stock to
    Series A Convertible Preferred
    Stock..........................         --            --         --            --
  Conversion of 6 7/8% convertible
    subordinated notes to common
    stock..........................         --            --         --        47,653
  Sales of common stock under
    preemptive rights agreement....         --            --         --        14,528
  Issuances of stock under Employee
    Stock Purchase Program.........         --            --         --         3,544
  Stock options exercised..........         --            --         --        10,456
  Income tax benefit from stock
    options exercised..............         --            --         --         8,460
  Conversion of Limited Vote Common
    Stock to common stock..........         --            --         --            --
  Acquisition of Purchased
    Companies......................         --            --         --       122,597
  Net income attributable to common
    stock..........................         --       104,793         --       104,793
                                       -------      --------   --------    ----------
Balance, December 31, 2000.........         --       186,612         --     1,068,956
  Issuances of stock under Employee
    Stock Purchase Program.........         --            --         --         8,721
  Stock options exercised..........         --            --         --         5,945
  Income tax benefit from stock
    options exercised..............         --            --         --         2,456
  Conversion of Limited Vote Common
    Stock to common stock..........         --            --         --            --
  Acquisition of Purchased
    Companies......................         --            --         --        49,486
  Purchase of common stock.........         --            --    (15,307)      (15,307)
  Issuance of restricted stock.....     (2,000)           --         --            --
  Amortization of deferred
    compensation...................        230            --         --           230
  Other............................         --            --         --         1,428
  Net income attributable to common
    stock..........................         --        84,836         --        84,836
                                       -------      --------   --------    ----------
Balance, December 31, 2001.........    $(1,770)     $271,448   $(15,307)   $1,206,751
                                       =======      ========   ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. Reference herein to the "Company" includes Quanta and its subsidiaries.

     Since its inception and through 2001, Quanta has acquired 86 businesses. Of these businesses acquired, two were accounted for as poolings-of-interests and the remaining acquired businesses were accounted for as purchases and have been included in the Company's historical financial statements beginning on their respective dates of acquisition. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to risks related to: rapid technological and structural changes in the industries the Company serves, internal growth and operating strategies, economic downturn, the collectibility of receivables, acquisition integration and financing, significant fluctuations in quarterly results, contracts, management of growth, dependence on key personnel, availability of qualified employees, unionized workforce, competition, recoverability of goodwill, potential exposure to environmental liabilities and anti-takeover measures.

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

  Reclassifications

     Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Reference is made to the "Accounts Receivable and Provision for Doubtful Accounts," "Property and Equipment," "Goodwill," "Revenue Recognition" and "Self-Insurance" sections of this footnote and Note 13 for discussion of certain estimates reflected in the Company's financial statements.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Supplemental Cash Flow Information

     The Company had non-cash investing and financing activities of approximately $1.7 million during the year ended December 31, 2000 related to the conversion of certain convertible subordinated notes. Aquila, Inc. (Aquila) converted the convertible subordinated notes into approximately 5.4 million shares of the Company's common stock on June 13, 2000.

     In addition, pursuant to its acquisition program, the Company acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of approximately $236.0 million and liabilities of approximately $160.2 million resulting in the recording of approximately $484.9 million in goodwill in 1999. The Company acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of approximately $215.8 million and liabilities of approximately $119.5 million resulting in the recording of approximately $301.0 million in goodwill in 2000. The Company acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of approximately $20.9 million and liabilities of approximately $13.1 million resulting in the recording of approximately $156.9 million in goodwill in 2001.

  Accounts Receivable and Provision for Doubtful Accounts

     The Company provides an allowance for doubtful accounts when collection is considered doubtful.

     The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the majority of the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2000 and 2001 were approximately $50.7 million and $50.2 million, respectively, and are included in accounts receivable. Due to contractual provisions, the retainage balances not to be collected within the next fiscal year are $0 and $5.9 million, as of December 31, 2000 and 2001, respectively, and are included in Other Assets, net.

     Due to contractual provisions, certain balances, though the earnings process is complete, are not billable to customers until defined milestones are reached. These balances are considered to be unbilled receivables and are included in accounts receivable at year-end. At December 31, 2000 and 2001, these balances were approximately $29.0 million and $50.3 million, respectively.

  Concentration of Credit Risk

     The Company grants credit, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, the Company generally is entitled to payment for work performed and has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the Company's customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk. No customer accounted for more than 10% of accounts receivable or revenues as of or during the years ended December 31, 1999, 2000 or 2001.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by the Company at the lower of cost or market using the first-in, first-out (FIFO) method.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Property and Equipment

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $24.3 million, $37.5 million and $53.4 million for the years ended December 31, 1999, 2000 and 2001, respectively.

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

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. To date, the Company has not recorded any such impairments.

  Debt Issuance Costs

     Debt issuance costs related to the Company's credit facility, the convertible subordinated notes and the senior secured notes are included in Other Assets, net and are amortized to interest expense over the scheduled maturity periods of the related debt. As of December 31, 2000 and 2001, accumulated amortization was approximately $2.4 million and $4.2 million, respectively.

  Goodwill

     Goodwill represents the excess of the aggregate purchase price paid by the Company in the acquisition of businesses accounted for as purchases over the fair value of the net assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over 40 years. As of December 31, 2000 and 2001, accumulated amortization was approximately $33.2 million and $59.1 million, respectively. Under Statement of Financial Accounting Standards (SFAS) No. 121, management periodically evaluated whether events or circumstances had occurred that indicated that the remaining estimated useful life of goodwill may have warranted revision or that the remaining balance may not have been recoverable. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if such an impairment existed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill resulting from business combinations completed after June 30, 2001 has not been amortized but instead will be tested at least annually for impairment. See discussion under "New Accounting Pronouncements" below for the treatment of goodwill as of January 1, 2002.

  Revenue Recognition

     The Company recognizes revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred-to-date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate the Company for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

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

  Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

     Certain of the Companies acquired were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, at the date of acquisition an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability resulting from the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

  Collective Bargaining Agreements

     Certain of the subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

  Self-Insurance

     The Company is insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $500,000 per accident or occurrence. In addition, effective January 1, 2002, the Company consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, the credit facility and notes payable to various financial institutions approximate fair value. The fair value of the senior secured notes is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. At December 31, 2001, the fair value of

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
the Company's senior secured notes of $210.0 million was approximately $223.5 million. The fair value of the convertible subordinated notes is estimated based on quoted secondary market prices for these notes as of year-end. At December 31, 2001, the fair value of the Company's convertible subordinated notes of $172.5 million was approximately $117.1 million.

  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be subject to amortization over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of the statement, respectively. At December 31, 2001, the Company's net goodwill was $1.037 billion, and annual amortization of such goodwill was approximately $26 million.

     Based on preliminary review of the new standard, the Company believes that it will record a non-cash goodwill impairment charge upon adoption and that the amount of such charge will be material in relation to the Company's unamortized goodwill balance. Such charge, however, will not impact cash flow or operating income but will be reflected as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and establishes criteria for determining when a long-lived asset is held for sale. The Company is required to and will adopt SFAS No. 144 on January 1, 2002, and believes that the adoption will not have a material effect on its consolidated financial position or results of operations.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

3.  EARNINGS PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1999, 2000 and 2001 is illustrated below (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       2000      2001
                                                         -------   --------   -------
NET INCOME:
  Net income attributable to common stock..............  $53,679   $104,793   $84,836
  Dividends on Preferred Stock.........................      260        930       930
                                                         -------   --------   -------
  Net income for basic earnings per share..............   53,939    105,723    85,766
                                                         -------   --------   -------
  Effect of convertible subordinated notes under the
     "if converted" method -- interest expense addback,
       net of taxes....................................    2,198      3,003        --
                                                         -------   --------   -------
  Net income for diluted earnings per share............  $56,137   $108,726   $85,766
                                                         =======   ========   =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic
     earnings per share, including Convertible
     Preferred Stock...................................   49,776     70,452    77,256
  Effect of dilutive stock options.....................      986      2,300       982
  Effect of convertible subordinated notes under the
     "if converted" method -- weighted convertible
       shares issuable.................................    5,384      3,831        --
                                                         -------   --------   -------
  Weighted average shares outstanding for diluted
     earnings per share................................   56,146     76,583    78,238
                                                         =======   ========   =======

     Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings per share and prior period amounts have been restated accordingly. For the years ended December 31, 1999, 2000 and 2001, stock options for approximately 0.9 million, 0.3 million and 3.9 million shares, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. For the year ended December 31, 2001, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

4.  BUSINESS COMBINATIONS:

     During 2000 and 2001, the Company completed 34 acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $407.2 million in cash and 7.1 million shares of common stock. The accompanying balance sheet as of December 31, 2001 includes preliminary allocations of the respective purchase prices of certain of these acquisitions and is subject to final adjustment. The following summarized unaudited pro forma financial information adjusts the historical financial information by

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
assuming the acquisition of the companies acquired during 1999 and 2000 occurred on January 1, 1999 (in thousands, except per share information):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
                                                                    (UNAUDITED)
Revenues....................................................  $1,531,068    $2,037,817
Net income attributable to common stock.....................  $   91,755    $  116,777
Basic earnings per share....................................  $     1.29    $     1.60
Diluted earnings per share..................................  $     1.28    $     1.55

     The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming the acquisition of the companies acquired during 2000 and 2001 occurred on January 1, 2000 (in thousands, except per share information):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
                                                                    (UNAUDITED)
Revenues....................................................  $2,143,723   $2,057,279
Net income attributable to common stock.....................  $  126,605   $   87,266
Basic earnings per share....................................  $     1.68   $     1.13
Diluted earnings per share..................................  $     1.62   $     1.11

     Pro forma adjustments included in the amounts above primarily relate to:
(a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustments to amortization expense due to the purchase price allocations; (c) an assumed increase in interest expense in connection with financing the acquisitions; and (d) the adjustment to the federal and state income tax provisions based on the combined operations. The pro forma financial data does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on the dates indicated and are not necessarily representative of the Company's financial position or results of operations for any future period.

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                       ESTIMATED
                                                        USEFUL         DECEMBER 31,
                                                       LIVES IN    --------------------
                                                         YEARS       2000       2001
                                                       ---------   --------   ---------
Land.................................................      --      $  2,906   $   2,866
Buildings and leasehold improvements.................    5-30         8,835      13,370
Operating equipment and vehicles.....................    5-25       398,248     483,385
Office equipment, furniture and fixtures.............     3-7        12,818      18,303
                                                                   --------   ---------
                                                                    422,807     517,924
Less -- Accumulated depreciation and amortization....               (81,778)   (132,444)
                                                                   --------   ---------
Property and equipment, net..........................              $341,029   $ 385,480
                                                                   ========   =========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

6.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Balance at beginning of year................................  $ 5,947   $15,612
  Acquired balances.........................................    5,019     3,088
  Charged to expense........................................    7,179    20,259
  Deductions for uncollectible receivables written off, net
     of recoveries..........................................   (2,533)   (3,103)
                                                              -------   -------
Balance at end of year......................................  $15,612   $35,856
                                                              =======   =======

     Accounts payable and accrued expenses consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Accounts payable, trade.....................................  $106,327   $ 79,775
Accrued compensation and other related expenses.............    45,433     44,581
Accrued insurance...........................................    19,247     24,650
Accrued interest and fees...................................    10,813      8,273
Federal and state taxes payable.............................        --      8,025
Other accrued expenses......................................    27,908     37,023
                                                              --------   --------
                                                              $209,728   $202,327
                                                              ========   ========

     Contracts in progress are as follows (in thousands):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Costs incurred on contracts in progress....................  $   875,873   $   886,497
Estimated earnings, net of estimated losses................      207,685       186,041
                                                             -----------   -----------
                                                               1,083,558     1,072,538
Less -- Billings to date...................................   (1,039,697)   (1,046,245)
                                                             -----------   -----------
                                                             $    43,861   $    26,293
                                                             ===========   ===========
Costs and estimated earnings in excess of billings on
  uncompleted contracts....................................  $    71,842   $    57,433
Less -- Billings in excess of costs and estimated earnings
  on uncompleted contracts.................................      (27,981)      (31,140)
                                                             -----------   -----------
                                                             $    43,861   $    26,293
                                                             ===========   ===========

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

7.  LONG-TERM OBLIGATIONS:

     The Company's long-term debt obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Credit facility.............................................  $ 92,880   $109,330
Senior secured notes........................................   210,000    210,000
Convertible subordinated notes..............................   172,500    172,500
Notes payable to various financial institutions, interest
  ranging from 0.9% to 16.72%, secured by certain equipment,
  receivables and other assets..............................    22,123     15,425
Capital lease obligations...................................     2,371      1,082
                                                              --------   --------
                                                               499,874    508,337
Less -- Current maturities..................................    (8,772)    (8,063)
                                                              --------   --------
     Total long-term debt obligations.......................  $491,102   $500,274
                                                              ========   ========

  Credit Facility

     The Company currently has a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 2.44% at December 31, 2001) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 4.75% at December 31, 2001) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on the ratio of the Company's total funded debt to EBITDA) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratios and indebtedness covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of December 31, 2001, $109.3 million was borrowed under the credit facility, and the Company had $46.4 million of letters of credit outstanding, resulting in a borrowing availability of $194.3 million under the credit facility. The weighted-average borrowing rate on the credit facility for the year ended December 31, 2001 was 5.55%.

  Senior Secured Notes

     In March 2000, the Company closed a private placement of $150.0 million principal amount of senior secured notes primarily with insurance companies. In September 2000, the Company issued an additional $60.0 million principal amount of senior secured notes. The resulting $210.0 million of senior secured notes have maturities ranging from four to nine years with a weighted average interest rate of 8.41% and, pursuant to an intercreditor agreement, rank equally in right of repayment with indebtedness under the Company's credit facility. The senior secured notes have financial covenants similar to the credit facility.

  Convertible Subordinated Notes

     On July 19, 2000, the Company issued $150.0 million principal amount of convertible subordinated notes and, on August 7, 2000, the Company issued an additional $22.5 million principal amount of convertible subordinated notes due to the exercise of the underwriters' over-allotment option. The convertible subordi-

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
nated notes bear interest at 4.0% per year and are convertible into shares of the Company's common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003.

     The maturities of long-term debt obligations (excluding capital leases) as of December 31, 2001, are as follows (in thousands):


Year Ending December 31 --
2002........................................................   $  7,311
2003........................................................      4,475
2004........................................................    111,155
2005........................................................    103,882
2006........................................................      5,326
Thereafter..................................................    275,106
                                                               --------
                                                               $507,255
                                                               ========

     An event of default could occur under the credit facility and senior secured notes in the event that Aquila prevails in its recently announced proxy contest for control of the Company's board of directors. No such event of default provision exists under the Company's convertible subordinated notes. The Company cannot be certain that the affected lenders and note holders would waive such an event of default or that the Company or Aquila would be able to refinance any defaulted indebtedness.

     The Company has specifically provided for the possibility of a non-cash goodwill impairment charge in its credit facility resulting from the adoption of SFAS No. 142, and accordingly, expects no impact on the credit facility as a result of this charge. The Company is currently seeking to avoid any potential covenant violations through a similar amendment with holders of the Company's senior secured notes and expects the completion of an amendment prior to the occurrence of any covenant violation. A goodwill impairment charge will not violate any covenants in the Company's convertible subordinated notes.

     The Company leases certain buildings and equipment under non-cancelable lease agreements including related party leases as discussed in Note 12. The following schedule shows the future minimum lease payments under these leases as of December 31, 2001 (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Year Ending December 31 --
2002........................................................  $  756     $30,772
2003........................................................     323      14,122
2004........................................................      47       8,281
2005........................................................      --       6,680
2006........................................................      --       2,915
Thereafter..................................................      --       2,610
                                                              ------     -------
          Total minimum lease payments......................   1,126     $65,380
                                                              ======     =======
  Less -- Amounts representing interest.....................     (44)
                                                              ------
  Present value of minimum lease payments...................   1,082
  Less -- Current portion...................................    (752)
                                                              ------
  Total long-term obligations...............................  $  330
                                                              ======

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Rent expense related to operating leases was approximately $11.7 million, $16.2 million and $24.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Assets under capital leases are included as part of property and equipment.

8.  INCOME TAXES:

     The components of the provision for income taxes are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
Federal --
  Current...............................................  $36,044   $66,558   $52,507
  Deferred..............................................    5,071    10,350     8,900
State --
  Current...............................................    7,335    13,426     8,687
  Deferred..............................................      549     2,994     1,106
                                                          -------   -------   -------
                                                          $48,999   $93,328   $71,200
                                                          =======   =======   =======

     Actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
Provision at the statutory rate.........................  $36,028   $69,668   $54,938
Increases (decreases) resulting from --
  State income taxes, net of federal benefit............    5,124    10,453     7,001
  Non-deductible goodwill...............................    3,381     5,472     6,762
  Non-deductible expenses...............................    1,582     2,217     3,614
  Tax credits...........................................      (94)     (195)   (1,115)
  Compensation, excise tax and deferred tax charges
     related to poolings................................    2,978        --        --
  Expenses with no tax benefit related to merger and
     special charges....................................       --     5,713        --
                                                          -------   -------   -------
                                                          $48,999   $93,328   $71,200
                                                          =======   =======   =======

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Deferred income tax liabilities --
  Property and equipment....................................  $(50,808)  $(69,782)
  Book/tax accounting method difference.....................    (1,974)    (2,049)
  Goodwill and other........................................    (4,150)   (12,383)
                                                              --------   --------
     Total deferred income tax liabilities..................   (56,932)   (84,214)
                                                              --------   --------
Deferred income tax assets --
  Allowance for doubtful accounts and other reserves........     5,860     11,998
  NOLs and accruals not currently deductible................    10,166     18,692
  Inventory and other.......................................       225        733
                                                              --------   --------
     Total deferred income tax assets.......................    16,251     31,423
                                                              --------   --------
     Total net deferred income tax liabilities..............  $(40,681)  $(52,791)
                                                              ========   ========

     Net current deferred tax assets are included in prepaid expenses and other current assets.

     At December 31, 2001, the Company has U.S. federal, state and local tax loss carryforwards, the tax effect of which is approximately $4.4 million. These carryforwards will expire as follows: 2005, $0.2 million; 2006, $0.6 million and $3.6 million thereafter.

     The Company's net deferred tax assets include amounts for these net operating losses. Inability to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets; however, as of December 31, 2001, no valuation allowance has been recorded associated with these deferred tax assets.

9.  STOCKHOLDERS' EQUITY:

  Series A Convertible Preferred Stock

     In September 1999, the Company entered into a securities purchase agreement with Aquila pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186.0 million, before transaction costs. In September 2000, Aquila converted 7,924,805 shares of common stock into an additional 1,584,961 shares of Series A Convertible Preferred Stock at a rate of one share of Series A Convertible Preferred Stock for five shares of common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders of Series A Convertible Preferred Stock will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is greater than $20.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is equal to or less

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
than $20.00, then the preferred dividend may, at the option of Aquila, be adjusted to the then "market coupon rate," which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace Aquila's investment in the Company.

     Aquila is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible. Subject to certain limitations, Aquila is entitled to elect three of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of Aquila, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances.

  Convertible Subordinated Notes

     On June 13, 2000, Aquila converted the Company's $49.4 million of 6 7/8% convertible subordinated notes into 5.4 million shares of the Company's common stock.

  Public Offerings

     On January 27, 1999, Quanta completed a follow-on public offering, which involved the issuance of 6.9 million shares of its common stock at a price of $15.50 per share, resulting in net proceeds to the Company of $101.1 million after deducting underwriting discounts and commissions and expenses related to the offering.

  Stockholder Rights Plan

     On March 8, 2000, the board of directors of the Company adopted a Stockholder Rights Plan. On November 15, 2001, the board of directors amended the Stockholder Rights Plan and on November 18, 2001 and December 1, 2001 the board of directors ratified such amendments to the Stockholder Rights Plan. Under the Stockholder Rights Plan, a dividend of one Preferred Stock Purchase Right (the Rights) was declared on each outstanding share of the Company's common stock and Series A Convertible Preferred Stock (on an as-converted basis) for holders of record as of the close of business on March 27, 2000. The Rights also attach to all common stock and Series A Convertible Preferred Stock issued after March 27, 2000. No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than Aquila) becomes the beneficial owner of, or tenders for, 15% or more of the Company's common shares. The Rights also will be exercisable if Aquila, together with any affiliates or associates, becomes the beneficial owner of, or tenders for more than 39.0% of the outstanding shares of the Company's common stock on an as-converted basis, or if there is a change of control of Aquila. Upon a "Flip-In Event" as defined in the Stockholder Rights Plan, the Rights issued pursuant to the Stockholder Rights Plan would be exercisable for Series B Junior Participating Preferred Stock of the Company at a discount. In addition, the Rights held by an "Acquiring Person" as defined in the Stockholder Rights Plan will become exercisable upon a Flip-In Event for Series C Junior Convertible Preferred Stock. The Rights will expire in ten years.

     On February 12, 2002, the board of directors further amended the Stockholder Rights Plan to provide that only outstanding shares of the Company's common stock and Series A Convertible Preferred Stock are to be counted in calculating the number of shares that Aquila could acquire while remaining an exempt person under the Stockholder Rights Plan. As amended, the Stockholder Rights Plan permits Aquila to beneficially own up to 39.0% of the outstanding shares of the Company's common stock (assuming conversion of all outstanding shares of the Company's Series A Convertible Preferred Stock) or such greater percentage as it may own as of the earlier of notice to Aquila of, or public announcement of, the February 2002 amendment.

     See Note 16 for further discussion of the Stockholder Rights Plan.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Limited Vote Common Stock

     The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 2000 and 2001, respectively, 1,980,108 and 649,674 shares of Limited Vote Common Stock were converted to common stock.

  Treasury Stock

     The board of directors of the Company has authorized a Stock Repurchase Plan under which up to $75.0 million of the Company's common stock may be repurchased. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, the Company purchased 986,000 shares of common stock for approximately $15.3 million. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as the Company's management deems appropriate.

  Issuance of Restricted Stock

     Under the 2001 Stock Incentive Plan discussed in Note 10 below, 72,701 shares of the Company's common stock were issued in 2001 at a price of $27.51 per share, which reflected the fair market value of the common stock at the date of issuance. The shares of common stock issued pursuant to the 2001 Stock Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares.

     Upon issuance of the 72,701 shares of the Company's common stock pursuant to the 2001 Stock Incentive Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity and will be amortized over the six year restriction period. The compensation expense taken with respect to the restricted shares during the year ended December 31, 2001 was $230,000.

10.  LONG-TERM INCENTIVE PLANS:

  Stock Incentive Plan

     In December 1997, the board of directors adopted, and the stockholders of the Company approved, the 1997 Stock Option Plan. In May 2000, the 1997 Stock Option Plan was amended to expand the definition of "stock" to include the Company's Series A Convertible Preferred Stock, common stock and Limited Vote Common Stock. In May 2001, the 1997 Stock Option Plan was amended and renamed the 2001 Stock Incentive Plan. The purpose of the 2001 Stock Incentive Plan is to provide directors, key employees, officers and certain advisors with additional incentives by increasing their proprietary interest in the Company. The aggregate amount of common stock of the Company with respect to which options may be granted may not exceed 15% of the outstanding shares of common stock.

     The 2001 Stock Incentive Plan provides for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonqualified stock options and restricted stock (collectively, the Awards). The amount of ISOs that may be granted under the 2001 Stock Incentive Plan is limited to 3,571,275 shares. The 2001 Stock Incentive Plan is administered by the Compensation Committee of the board of directors. The Compensation Committee has, subject to the terms of the 2001 Stock Incentive Plan, the sole authority to grant Awards under the 2001 Stock Incentive Plan, to construe and interpret the 2001 Stock Incentive Plan and to make all other determinations and take any and

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
all actions necessary or advisable for the administration of the 2001 Stock Incentive Plan; provided, however, that the Company's Chief Executive Officer has the authority to grant nonqualified stock options to individuals who are not officers, provided that such grants do not exceed in any calendar quarter options to purchase 100,000 shares to all optionees and 20,000 to any individual.

     All of the Company's employees (including officers), non-employee directors and certain consultants and advisors are eligible to receive Awards under the 2001 Stock Incentive Plan, but only employees of the Company are eligible to receive ISOs. Options will be exercisable during the period specified in each option agreement and will generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee. Unless specifically provided otherwise in the option agreement, options become immediately vested and exercisable in the event of a "change in control" (as defined in the 2001 Stock Incentive Plan) of the Company. No option will remain exercisable later than ten years after the date of grant (or five years in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

     The 2001 Stock Incentive Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a non-employee director will receive a non-qualified option to purchase 15,000 shares of common stock, and each continuing or re-elected non-employee director annually will receive an option to purchase 7,500 shares of common stock. Options granted to non-employee directors are fully exercisable following the expiration of six months from the date of grant.

     The exercise price for ISOs granted under the 2001 Stock Incentive Plan may be no less than the fair market value of a share of the common stock on the date of grant (or 110% in the case of ISOs granted to employees owning more than 10% of the voting capital stock). No ISOs have been granted as of December 31, 2001.

     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 2000 and 2001, respectively: (i) risk-free interest rates ranging from 4.30% to 6.82%, 5.18% to 6.62% and 4.64% to 4.84%, (ii) expected life of 6.0, 6.0 and 7.9 years, (iii) average volatility of 54.0%, 57.7%, and 66.9%, and (iv) dividend yield of 0%. The following table summarizes activity under the 2001 Stock Incentive Plan for the years ended December 31, 1999, 2000 and 2001 (shares in thousands):

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                                                       WEIGHTED   WEIGHTED
                                                                       AVERAGE    AVERAGE
                                                                       EXERCISE     FAIR
                                                              SHARES    PRICE      VALUE
                                                              ------   --------   --------
Outstanding at December 31, 1998............................  2,366     $ 8.07
  Granted...................................................  4,500      23.90     $10.95
  Exercised.................................................   (307)      8.41
  Forfeited and canceled....................................   (113)     14.09
                                                              -----
Outstanding at December 31, 1999............................  6,446      15.66
  Granted...................................................  2,574      30.70     $18.57
  Exercised.................................................   (804)     13.00
  Forfeited and canceled....................................   (367)     18.19
                                                              -----
Outstanding at December 31, 2000............................  7,849      20.97
  Granted...................................................  2,084      26.34     $18.81
  Exercised.................................................   (395)     15.05
  Forfeited and canceled....................................   (565)     23.71
                                                              -----
Outstanding at December 31, 2001............................  8,973      22.29
                                                              =====
Options exercisable at --
  December 31, 1999.........................................    335
  December 31, 2000.........................................  1,297
  December 31, 2001.........................................  3,023

     Options exercisable at December 31, 2000 and 2001, as shown above, are based on term vesting periods as outlined in each option agreement. Based on Aquila's voting interest in the Company, options to purchase additional shares of common stock of the Company may also be currently exercisable pursuant to the change of control provisions of certain option agreements.

     The following table summarizes information for outstanding options at December 31, 2001 (shares in thousands):

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               --------------------------------------   -------------------------
                                               WEIGHTED      WEIGHTED     NUMBER OF      WEIGHTED
                                NUMBER OF       AVERAGE      AVERAGE       OPTIONS       AVERAGE
                                 OPTIONS      CONTRACTUAL    EXERCISE   EXERCISABLE AS   EXERCISE
RANGE OF EXERCISE PRICES       OUTSTANDING   LIFE IN YEARS    PRICE      OF 12/31/01      PRICE
------------------------       -----------   -------------   --------   --------------   --------
$ 0.0000-$ 6.1500............       491           6.1         $ 6.00          302         $ 6.00
$ 6.1501-$12.3000............       702           6.5           9.15          437           9.11
$12.3001-$18.4500............     2,022           7.2          17.27          833          17.38
$18.4501-$24.6000............     3,037           7.7          22.09          991          21.96
$24.6001-$30.7500............     1,752           8.7          27.49          152          26.74
$30.7501-$36.9000............       296           8.7          34.24          117          34.38
$36.9001-$43.0500............       199           8.5          38.75           50          38.75
$43.0501-$49.2000............       353           8.2          44.77          111          44.61
$49.2001-$55.3500............        54           8.5          53.11           13          53.11
$55.3501-$61.5000............        67           8.2          57.70           17          57.70
                                  -----                                     -----
                                  8,973                                     3,023
                                  =====                                     =====

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Employee Stock Purchase Plan

     An Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors of the Company and was approved by the stockholders of the Company in May 1999. The purpose of the ESPP is to provide an incentive for employees of the Company and any Participating Company (as defined in the ESPP) to acquire or increase a proprietary interest in the Company through the purchase of shares of the Company's common stock. At the date hereof, all of the existing subsidiaries of the Company have been designated as Participating Companies. The ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the ESPP are construed in a manner consistent with the requirements of that section of the Code. The ESPP is administered by a committee appointed from time to time by the board of directors. The ESPP is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. During 2000 and 2001, respectively, the Company issued a total of 222,364 and 462,179 shares pursuant to the ESPP. Compensation cost is computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2000 and 2001: dividend yield of 0%; an expected life of 0.5 years; expected volatility of 69.4% and 66.9% and risk-free interest rate of 6.2% and 4.7%, respectively. The weighted-average fair value of those purchase rights granted in 2000 and 2001 was $25.40 and $2.51, respectively.

     The Company accounts for its stock-based compensation under APB No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. Had compensation costs for the 2001 Stock Incentive Plan and the Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

                                                          1999       2000      2001
                                                         -------   --------   -------
Net income attributable to common stock
  As reported..........................................  $53,679   $104,793   $84,836
  As Adjusted -- Basic.................................  $48,359   $ 89,413   $64,522
  As Adjusted -- Diluted...............................  $50,817   $ 93,346   $64,522
Earnings per share
  As Reported -- Basic.................................  $  1.08   $   1.50   $  1.11
  As Adjusted -- Basic.................................  $  0.97   $   1.27   $  0.84
  As Reported -- Diluted...............................  $  1.00   $   1.42   $  1.10
  As Adjusted -- Diluted...............................  $  0.91   $   1.22   $  0.82

     The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

  Employee Stock Ownership Plan

     The Company issued shares of common stock to an Employee Stock Ownership Plan (the ESOP) in connection with the acquisition of one of the companies acquired in a pooling transaction. The ESOP was

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
terminated on July 31, 1998. In June 1999, after the receipt of a favorable determination letter from the Internal Revenue Service, a portion of the unallocated shares of the Company's common stock held by the ESOP were sold to repay debt owed by the ESOP to the Company and the remaining portion of the unallocated shares were distributed to the plan participants. The cost of the unallocated ESOP shares was reflected as a reduction in the Company's stockholders' equity. As a result of the above, the Company incurred an excise tax of approximately $1.1 million equal to 10% of the value of the Company's common stock distributed to the plan participants. In addition, the Company eliminated the remaining balance reflected as Unearned ESOP Shares on the Company's balance sheet and recognized a non-cash, non-recurring compensation charge of approximately $5.3 million equal to the value of the unallocated shares held by the ESOP.

11.  EMPLOYEE BENEFIT PLANS:

  Union's Multi-Employer Pension Plans

     In connection with its collective bargaining agreements with various unions, the Company participates with other companies in the unions' multi-employer pension plans. These plans cover all of the Company's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable are not ascertainable at this time.

  401(k) Plan

     Effective February 1, 1999, the Company adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. The Company will make a matching cash contribution of 100% of each employee's contribution up to 3% of that employee's salary and 50% of each employee's contribution between 3% and 6% of such employee's salary. Prior to joining the Company's 401(k) plan, certain subsidiaries of the Company provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by the Company were approximately $5.0 million, $5.9 million and $7.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

12.  RELATED PARTY TRANSACTIONS:

     As previously discussed, Aquila has made investments in the Company. The Company has had transactions in the normal course of business with Aquila. In addition, in September 1999, the Company entered into a strategic alliance agreement with Aquila. Under the terms of the strategic alliance agreement, Aquila will use the Company, subject to the Company's ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastructure installation and maintenance and natural gas distribution installation and maintenance in all areas serviced by Aquila, provided that the Company provides such services at a competitive cost. The strategic alliance agreement has a term of six years. Subsequent to the investment by Aquila, revenues from Aquila in 2000 and 2001 were approximately $14.4 million and $17.2 million, respectively, and balances due the Company at year-end were approximately $1.8 million and $2.4 million, respectively. In addition, the Company performed work for an affiliate of Aquila with revenues in 2000 and 2001 of $4.3 million and $19.3 million, respectively, and balances due the Company at year-end were approximately $4.1 million and $3.4 million, respectively.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

     The Company entered into a management services agreement in September 1999 with Aquila for advice and services including financing activities; corporate strategic planning; research on the restructuring of the electric power industry; the development, evaluation and marketing of the Company's products, services and capabilities; identification of and evaluation of potential U.S. acquisition candidates and other merger and acquisition advisory services; and other services that the Company may reasonably request. The management services agreement required the Company to make quarterly payments to Aquila of $2,325,000 through September 30, 2005. In December 2000, the Company agreed to conclude its obligations under the management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million, which has been reflected as a special charge during the year ended December 31, 2000.

     Certain of the Company's subsidiaries have entered into related party lease arrangements for operational facilities. These lease agreements generally have a term of five years. Related party lease expense for the years ended December 31, 1999, 2000 and 2001, respectively, was approximately $1.2 million, $2.1 million and $2.8 million.

13.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     On November 28, 2001, Aquila filed an arbitration demand against the Company with the Kansas City, Missouri office of the American Arbitration Association. In its demand, Aquila alleged that the amendment to the Company's Stockholder Rights Plan adopted by its board of directors on November 15, 2001, and subsequently ratified and reauthorized by a committee of the Company's board of directors, violated the terms of the Company's 1999 securities purchase agreement with Aquila. In its demand, Aquila seeks (i) damages which may occur if the price of the Company's shares rises during the period in which the Stockholder Rights Plan amendment is in effect, (ii) a declaratory judgment that the Stockholder Rights Plan amendment is void, and (iii) an order requiring the Company to take all necessary steps to amend its Stockholder Rights Plan to allow Aquila to acquire up to 49% of the Company's shares on a fully-diluted basis without any economic penalty. The arbitration proceeding is in the discovery stage and no prediction can be made as to the probable outcome of the proceeding at this time.

     On November 28, 2001, Aquila also filed a complaint in the Delaware Court of Chancery challenging the adoption of the Company's Stockholder Rights Plan amendment. The complaint names as defendants Quanta and directors James R. Ball, John R. Colson, Vincent D. Foster, Louis C. Golm, Jerry J. Langdon, Gary A. Tucci and John R. Wilson. The Delaware complaint alleges that Aquila's nominees to the Company's board of directors did not receive proper notice of the meetings of the Company's board on November 15, 2001 and November 18, 2001 at which the Stockholder's Rights Plan amendment was adopted. The complaint seeks, among other things, an order declaring that all actions taken at the November 15 and November 18 meetings are void and enjoining the Company's directors from implementing or enforcing any action taken at the November 15 and November 18 meetings. Aquila sought expedited treatment of its Delaware complaint, but the Chancery Court denied Aquila's motion to expedite the proceedings and instructed Aquila to file an amended complaint. To date, Aquila had not filed an amended complaint. The action remains pending and no prediction can be made at this time as to the outcome of this litigation.

     On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint against directors Vincent D. Foster, Jerry
J. Langdon, Louis C. Golm, James R. Ball, John R. Colson, John R. Wilson and Gary A. Tucci. The complaint also names Quanta as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties by taking certain actions, including the Stockholder Rights Plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of the Company's shares. The complaint seeks an order rescinding any actions taken by the named directors in response to the announcement by Aquila and requiring the directors to take steps necessary to maximize the value of Quanta. The complaint further seeks

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
damages from the named directors on behalf of a class of stockholders and purportedly on behalf of Quanta for the alleged harm inflicted by the actions of the named directors. On January 22, 2002, Quanta and the named directors filed a motion to dismiss the stockholder complaint. It is anticipated that briefing on the motion to dismiss will begin shortly. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the plaintiff's claims and that the Company and the named directors have meritorious defenses.

     In addition, certain subsidiaries of the Company are involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  Self-Insurance

     The Company is insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $500,000 per accident or occurrence. In addition, effective January 1, 2002, the Company consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2000 and 2001, the amounts accrued for self-insured claims were $11.9 million and $28.3 million, respectively, with $6.0 million and $14.7 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

  Derivatives

     SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was effective for the Company on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In October 2001, the Company entered into a forward purchase contract (the Contract) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at year-end. The objective is to mitigate the variability in the price of gas by fixing the price the Company will have to pay with the Contract counterparty. As of and for the year ended December 31, 2001, the Company has recorded the fair value of the Contract as a liability of $0.4 million with a corresponding offset to direct costs in the statement of operations.

  Performance Bonds

     In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2000 and 2001 (in thousands, except per share information).

                                                   FOR THE THREE MONTHS ENDED,
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
2000:
  Revenues.............................  $333,737   $423,526     $487,845      $548,193
  Gross profit.........................    72,681     98,636      119,383       123,397
  Net income attributable to common
     stock.............................    19,312     30,863       40,458        14,160
  Basic earnings per share.............  $   0.30   $   0.45     $   0.55      $   0.19
  Diluted earnings per share...........  $   0.28   $   0.42     $   0.53      $   0.20
2001:
  Revenues.............................  $519,018   $503,342     $504,472      $488,045
  Gross profit.........................   108,952    110,754      110,223        83,909
  Net income attributable to common
     stock.............................    29,071     16,451       26,089        13,225
  Basic earnings per share.............  $   0.38   $   0.21     $   0.34      $   0.17
  Diluted earnings per share...........  $   0.38   $   0.21     $   0.34      $   0.17

     The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

15.  SEGMENT INFORMATION:

     The Company operates in one reportable segment as a specialty contractor. The Company provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by various Company subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above. Certain reclassifications have been made to the prior periods in order to conform to the current period presentation.

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1999        2000         2001
                                                            --------   ----------   ----------
Electric power network services...........................  $315,132   $  502,124   $  791,847
Telecommunications network services.......................   348,878      760,360      600,433
Cable television network services.........................    90,558      286,928      284,098
Ancillary services........................................   171,086      243,889      338,499
                                                            --------   ----------   ----------
                                                            $925,654   $1,793,301   $2,014,877
                                                            ========   ==========   ==========

     The Company does not have significant operations or long-lived assets in countries outside of the United States.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

16.  SUBSEQUENT EVENTS:

  Solicitation by Aquila

     On February 8, 2002, Aquila announced it intends to conduct a proxy solicitation to replace members of the Company's board of directors with a slate of its nominees. The Company has announced that it intends to oppose the Aquila proxy contest.

  Stockholder Rights Plan Amendments

     On March 13, 2002, the board of directors further amended the Stockholder Rights Plan to render the Rights inapplicable to an offer for all outstanding shares of the Company's common stock in a manner that treats all stockholders equally if upon completion of the offer, the offeror owns shares of the Company's voting stock representing 75% or more of the then outstanding voting stock. The Stockholder Rights Plan as so amended would also require the bidder to commit irrevocably to purchase all shares not tendered at the same price paid to the tendering stockholders.

  Exploration of Strategic Options

     On March 13, 2002, the Company's board of directors authorized its financial advisor, Goldman, Sachs & Co., to explore a range of strategic options, including potential acquisitions, stock repurchases, recapitalizations and other extraordinary transactions, provided that such transactions do not enable Aquila to achieve a control position without offering appropriate value and protections for the Company's other stockholders.

  Adoption of Stock Employee Compensation Trust

     On March 13, 2002, the Company's board of directors approved the creation of a Stock Employee Compensation Trust (SECT), to fund certain of the Company's future employee benefit obligations using the Company's common stock. The SECT was established by selling 8.0 million shares of the Company's common stock, including the 986,000 shares the Company purchased in 2001 pursuant to the Company's Stock Repurchase Plan, to the SECT in exchange for a promissory note plus an amount in cash equal to the aggregate par value of the shares.

     The SECT is a trust that holds shares of the Company's common stock to be used to fund the Company's obligations during the term of the trust in respect to certain benefit plans. The SECT will release the shares over 15 years, the life of the trust, as the note is paid down through contributions by the Company, to satisfy certain benefit requirements of the Company's benefit plans. The Company will recognize compensation expense for certain shares released based on the fair value of such shares as they are released from the SECT. Unallocated shares held by the SECT will not be included in calculating the Company's earnings per share. In all matters submitted to our stockholders for a vote or any tender offers made to our stockholders, the unallocated shares in the SECT will be voted or tendered based on the direction of the participants in our broad-based Employee Stock Purchase Plan.

  Adoption of Change of Control Employment Agreements

     The Company entered into new employment agreements with certain employees, as of March 13, 2002, which become effective upon a change of control (as defined in the new employment agreements) of the Company. The new employment agreements supplemented existing employment agreements already in effect. The new employment agreements provide that, following a change of control, if the Company terminates the employee's employment other than for cause (as defined in the new employment agreements), the employee terminates employment for good reason (as defined in the new employment agreements), or the employee's employment terminates due to death or disability, the Company will pay certain amounts to the employee, which may vary with the level of the employee's responsibility and the terms of the employee's prior

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
employment arrangements. In addition, in the case of certain senior executives, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control.

  Litigation

     On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery naming Quanta and each member of the special committee of the Company's board of directors, consisting of all directors other than those designated by Aquila, as defendants. The Aquila complaint alleges that the special committee breached its fiduciary duty in connection with the March 13, 2002 adoption of the Company's SECT and the new employment agreements entered into with certain of the Company's employees and that under Delaware statutory law the shares sold to the SECT are not entitled to vote. The Aquila complaint seeks, among other things, an order that disallows any shares held by the SECT from being voted at the Company's next annual meeting of stockholders, rescinds the adoption of the SECT, and voids and rescinds the new employment agreements. On March 25, 2002, the Court denied Aquila's request for an expedited trial on the merits and set a May 7, 2002 hearing date for Aquila's motion to preliminarily enjoin shares held in the SECT from voting at the upcoming Quanta annual meeting of stockholders. The action remains pending and no prediction can be made at this time as to the outcome of this litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11. is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12. is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13. is incorporated by reference to the information set forth in Quanta's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements, schedules and exhibits are filed as part of this Report:

          (1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 29 of this Report.

          (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

          (3) Exhibits

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 1.1      --    Underwriting Agreement dated July 19, 2000 by and among
                Morgan Stanley & Co. Incorporated, Banc of America
                Securities LLC, Bear Stearns & Co. Inc., Raymond James &
                Associates, Inc. SunTrust Equitable Securities Corporation,
                Wachovia Securities, Inc. and Quanta Services, Inc.
                (previously filed as Exhibit 1.1 to the Company's Form 8-K
                (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
 3.1      --    Amended and Restated Certificate of Incorporation
                (previously filed as Exhibit 3.1 to the Company's
                Registration Statement on Form S-1 (No. 333-42957) and
                incorporated herein by reference)
 3.2      --    Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company's 2000 Form 10-K (No. 001-13831) filed April
                2, 2001 and incorporated herein by reference)
 3.3      --    Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation (previously filed as Exhibit
                3.3 to the Company's Registration Statement on Form S-3 (No.
                333-81419) filed June 23, 1999 and incorporated herein by
                reference)

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 3.4      --    Certificate of Designation for the Series A Preferred Stock
                (previously filed as Exhibit 3.4 to the Company's
                Registration Statement on Form S-3 (No. 333-90961) filed
                November 15, 1999 and incorporated herein by reference)
 3.5      --    Certificate of Designation for the Series B Preferred Stock
                (Previously filed as Exhibit 3.5 to the Company's 1999 Form
                10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
 3.6      --    Certificate of Correction to Certificate of Designation for
                the Series A Preferred Stock (previously filed as Exhibit
                3.6 to the Company's 1999 Form 10-K (No. 001-13831) filed
                March 30, 2000 and incorporated herein by reference)
 3.7      --    Certificate of Amendment of the Certificate of Designation,
                Rights and Limitations of the Series A Convertible Preferred
                Stock (filed herewith)
 3.8      --    Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation (filed herewith)
 3.9      --    Certificate of Designation of Series C Junior Convertible
                Preferred Stock (filed herewith)
 3.10     --    Certificate of Increase of Series B Junior Participating
                Preferred Stock (filed herewith)
 4.1      --    Form of Common Stock Certificate (previously filed as
                Exhibit 4.1 to the Company's Registration Statement on Form
                S-1 (No. 333-42957) and incorporated herein by reference)
 4.2      --    Rights Agreement dated as of March 8, 2000 between Quanta
                Services, Inc. and American Stock Transfer & Trust Company,
                as Rights Agent, which includes as Exhibit B thereto the
                Form of Right Certificate (previously filed as Exhibit 4.1 to the Company's Form 8-K (No. 001-13831) filed March 20,
                2000 and incorporated herein by reference)
 4.3      --    Subordinated Indenture dated July 25, 2000 by and between
                Quanta Services, Inc. and Chase Bank of Texas, National
                Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
 4.4      --    First Supplemental Indenture dated July 25, 2000 by and
                between Quanta Services, Inc. and Chase Bank of Texas,
                National Association, as Trustee (previously filed as
                Exhibit 4.2 to the Company's Form 8-K (No. 0001-13831) filed
                July 26, 2000 and incorporated herein by reference)
 4.5      --    Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as Borrower and
                NationsBank, N.A. d/b/a Bank of America, N.A., as
                Administrative Agent, and the other financial institutions party thereto, as Lenders (previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3 (No.
                333-81419) and incorporated herein by reference)
 4.6      --    First Amendment to Third Amended and Restated Secured Credit
                Agreement (previously filed as Exhibit 10.18 to the
                Company's Registration Statement on Form S-3 (No. 333-90961)
                and incorporated herein by reference)
 4.7      --    Second Amendment to Third Amended and Restated Credit
                Agreement (previously filed as Exhibit 10.20 to the
                Company's 1999 Form 10-K (No. 001-13831) filed March 30,
                2000 and incorporated herein by reference)
 4.8      --    Third Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (previously filed as Exhibit 4.3 to the Company's Form 8-K(No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
 4.9      --    Fourth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 4.10     --    Fifth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 4.11     --    Sixth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 4.12     --    Seventh Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 4.13     --    Amendment No. 1 (dated December 1, 2001) to Rights Agreement dated March 8, 2000 between Quanta Services, Inc. and
                American Stock Transfer & Trust Company, as Rights Agent
                (previously filed as Exhibit 4.8 to the Company's Form 8-K
                (001-13831) filed December 3, 2001 and incorporated herein by reference)
10.1*     --    Form of Employment Agreement (previously filed as Exhibit
                10.1 to the Company's Registration Statement on Form S-1
                (No. 333-42957) and incorporated herein by reference)
10.2      --    Securities Purchase Agreement between Quanta Services, Inc.
                and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-3 (No.
                333-90961) and incorporated herein by reference)
10.3      --    Investor's Rights Agreement by and between Quanta Services,
                Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.)
                dated September 21, 1999 (previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-3 (No.
                333-90961) and incorporated herein by reference)
10.4      --    Letter Agreement by and between Quanta Services, Inc. and
                UtiliCorp United Inc. (now known as Aquila, Inc.) dated
                September 21, 1999 (previously filed as Exhibit 10.15 to the
                Company's Registration Statement on Form S-3 (No. 333-90961)
                and incorporated herein by reference)
10.5      --    Strategic Alliance Agreement by and between Quanta Services,
                Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.)
                dated as of September 21, 1999 (previously filed as Exhibit
                10.16 to the Company's Registration Statement on Form S-3
                (No. 333-90961) and incorporated herein by reference)
10.6      --    Form of Stockholders Voting Agreement (previously filed as
                Exhibit 10.17 to the Company's Registration Statement on
                Form S-3 (No. 333-90961) and incorporated herein by
                reference)
10.7      --    Letter Agreement by and among ECT Merchant Investments
                Corp., Joint Energy Development Investments II Limited
                Partnership, Quanta Services, Inc. and UtiliCorp United Inc.
                (now known as Aquila, Inc.) dated September 21, 1999
                (previously filed as Exhibit 10.19 to the Company's
                Registration Statement on Form S-3 (No. 333-90961) and
                incorporated herein by reference)
10.8      --    First Amendment to Securities Purchase Agreement and
                Registration Rights Agreement (previously filed as Exhibit
                10.20 to the Company's Registration Statement on Form S-3
                (No. 333-90961) and incorporated herein by reference)
10.9      --    Note Purchase Agreement dated as of March 1, 2000 between
                Quanta Services, Inc. and the Purchasers named therein
                (previously filed as Exhibit 10.16 to the Company's 1999
                Form 10-K (No. 001-13831) filed March 30, 2000 and
                incorporated herein by reference)
10.10     --    Intercreditor Agreement dated March 23, 2000 related to the
                March 1, 2000 Note Purchase Agreement (previously filed as
                Exhibit 10.17 to the Company's 1999 Form 10-K (No.
                001-13831) filed March 30, 2000 and incorporated herein by reference)
10.11     --    Form of Lockup Agreement (previously filed as Exhibit 10.19 to the Company's 1999 Form 10-K (No. 001-13831) filed March
                30, 2000 and incorporated herein by reference)
10.12     --    Letter Agreement dated December 28, 2000 between Quanta
                Services, Inc. and UtiliCorp United Inc. (now known as
                Aquila, Inc.) (previously filed as Exhibit 10.21 to the
                Company's 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.13*    --    2001 Stock Incentive Plan (amending and restating the 1997
                Stock Option Plan) (previously filed as Exhibit 10.22 to the
                Company's Form 10-Q for the quarterly period ended June 30,
                2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference)
10.14*    --    Employment Agreement of Peter T. Dameris (previously filed as Exhibit 10.23 to the Company's Form 10-Q for the
                quarterly period ended June 30, 2001 (No. 001-13831) filed
                August 14, 2001 and incorporated herein by reference).

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
10.15     --    Amendment No. 1 to Quanta Services, Inc. 2001 Stock
                Incentive Plan (filed herewith)
21.1      --    Subsidiaries (filed herewith)
23.1      --    Consent of Arthur Andersen LLP (filed herewith)
99.1      --    Letter to SEC pursuant to Temporary Note 3T (filed herewith)

---------------

* Management contracts or compensatory plans or arrangements

     (b) Reports on Form 8-K:

          (1) Quanta filed a Form 8-K on November 16, 2001 in which it reported the adoption of certain amendments to its stockholder rights agreement.

          (2) Quanta filed a Form 8-K on November 19, 2001 in which it reported the ratification of certain amendments to its stockholder rights agreement.

          (3) Quanta filed a Form 8-K on November 30, 2001 in which it responded to certain statements made by Aquila, Inc.

          (4) Quanta filed a Form 8-K on December 3, 2001 in which it reported the ratification of certain amendments to its stockholder rights agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 1, 2002.

                                          QUANTA SERVICES, INC.

                                          By       /s/ JOHN R. COLSON
                                            ------------------------------------
                                                       John R. Colson
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 28, 2002.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                /s/ JOHN R. COLSON                      Chief Executive Officer, Director (Principal
 ------------------------------------------------                    Executive Officer)
                  John R. Colson

               /s/ JAMES H. HADDOX                      Chief Financial Officer (Principal Financial
 ------------------------------------------------                         Officer)
                 James H. Haddox

              /s/ DERRICK A. JENSEN                   Vice President, Controller and Chief Accounting
 ------------------------------------------------                         Officer
                Derrick A. Jensen

                                                                          Director
 ------------------------------------------------
                  James R. Ball

                                                                          Director
 ------------------------------------------------
                 Terrence P. Dunn

              /s/ VINCENT D. FOSTER                                       Director
 ------------------------------------------------
                Vincent D. Foster

                /s/ LOUIS C. GOLM                                         Director
 ------------------------------------------------
                  Louis C. Golm

                                                                          Director
 ------------------------------------------------
                 Robert K. Green

               /s/ JERRY J. LANGDON                                       Director
 ------------------------------------------------
                 Jerry J. Langdon

                    SIGNATURE                                              TITLE
                    ---------                                              -----


                /s/ GARY A. TUCCI                                         Director
 ------------------------------------------------
                  Gary A. Tucci

                /s/ JOHN R. WILSON                                        Director
 ------------------------------------------------
                  John R. Wilson

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 1.1      --    Underwriting Agreement dated July 19, 2000 by and among
                Morgan Stanley & Co. Incorporated, Banc of America
                Securities LLC, Bear Stearns & Co. Inc., Raymond James &
                Associates, Inc. SunTrust Equitable Securities Corporation,
                Wachovia Securities, Inc. and Quanta Services, Inc.
                (previously filed as Exhibit 1.1 to the Company's Form 8-K
                (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
 3.1      --    Amended and Restated Certificate of Incorporation
                (previously filed as Exhibit 3.1 to the Company's
                Registration Statement on Form S-1 (No. 333-42957) and
                incorporated herein by reference)
 3.2      --    Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company's 2000 Form 10-K (No. 001-13831) filed April
                2, 2001 and incorporated herein by reference)
 3.3      --    Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation (previously filed as Exhibit
                3.3 to the Company's Registration Statement on Form S-3 (No.
                333-81419) filed June 23, 1999 and incorporated herein by
                reference)
 3.4      --    Certificate of Designation for the Series A Preferred Stock
                (previously filed as Exhibit 3.4 to the Company's
                Registration Statement on Form S-3 (No. 333-90961) filed
                November 15, 1999 and incorporated herein by reference)
 3.5      --    Certificate of Designation for the Series B Preferred Stock
                (Previously filed as Exhibit 3.5 to the Company's 1999 Form
                10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
 3.6      --    Certificate of Correction to Certificate of Designation for
                the Series A Preferred Stock (previously filed as Exhibit
                3.6 to the Company's 1999 Form 10-K (No. 001-13831) filed
                March 30, 2000 and incorporated herein by reference)
 3.7      --    Certificate of Amendment of the Certificate of Designation,
                Rights and Limitations of the Series A Convertible Preferred
                Stock (filed herewith)
 3.8      --    Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation (filed herewith)
 3.9      --    Certificate of Designation of Series C Junior Convertible
                Preferred Stock (filed herewith)
 3.10     --    Certificate of Increase of Series B Junior Participating
                Preferred Stock (filed herewith)
 4.1      --    Form of Common Stock Certificate (previously filed as
                Exhibit 4.1 to the Company's Registration Statement on Form
                S-1 (No. 333-42957) and incorporated herein by reference)
 4.2      --    Rights Agreement dated as of March 8, 2000 between Quanta
                Services, Inc. and American Stock Transfer & Trust Company,
                as Rights Agent, which includes as Exhibit B thereto the
                Form of Right Certificate (previously filed as Exhibit 4.1 to the Company's Form 8-K (No. 001-13831) filed March 20,
                2000 and incorporated herein by reference)
 4.3      --    Subordinated Indenture dated July 25, 2000 by and between
                Quanta Services, Inc. and Chase Bank of Texas, National
                Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
 4.4      --    First Supplemental Indenture dated July 25, 2000 by and
                between Quanta Services, Inc. and Chase Bank of Texas,
                National Association, as Trustee (previously filed as
                Exhibit 4.2 to the Company's Form 8-K (No. 0001-13831) filed
                July 26, 2000 and incorporated herein by reference)
 4.5      --    Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as Borrower and
                NationsBank, N.A. d/b/a Bank of America, N.A., as
                Administrative Agent, and the other financial institutions party thereto, as Lenders (previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3 (No.
                333-81419) and incorporated herein by reference)
 4.6      --    First Amendment to Third Amended and Restated Secured Credit
                Agreement (previously filed as Exhibit 10.18 to the
                Company's Registration Statement on Form S-3 (No. 333-90961)
                and incorporated herein by reference)

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 4.7      --    Second Amendment to Third Amended and Restated Credit
                Agreement (previously filed as Exhibit 10.20 to the
                Company's 1999 Form 10-K (No. 001-13831) filed March 30,
                2000 and incorporated herein by reference)
 4.8      --    Third Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (previously filed as Exhibit 4.3 to the Company's Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
 4.9      --    Fourth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 4.10     --    Fifth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 4.11     --    Sixth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 4.12     --    Seventh Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 4.13     --    Amendment No. 1 (dated December 1, 2001) to Rights Agreement dated March 8, 2000 between Quanta Services, Inc. and
                American Stock Transfer & Trust Company, as Rights Agent
                (previously filed as Exhibit 4.8 to the Company's Form 8-K
                (001-13831) filed December 3, 2001 and incorporated herein by reference)
10.1*     --    Form of Employment Agreement (previously filed as Exhibit
                10.1 to the Company's Registration Statement on Form S-1
                (No. 333-42957) and incorporated herein by reference)
10.2      --    Securities Purchase Agreement between Quanta Services, Inc.
                and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-3 (No.
                333-90961) and incorporated herein by reference)
10.3      --    Investor's Rights Agreement by and between Quanta Services,
                Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.)
                dated September 21, 1999 (previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-3 (No.
                333-90961) and incorporated herein by reference)
10.4      --    Letter Agreement by and between Quanta Services, Inc. and
                UtiliCorp United Inc. (now known as Aquila, Inc.) dated
                September 21, 1999 (previously filed as Exhibit 10.15 to the
                Company's Registration Statement on Form S-3 (No. 333-90961)
                and incorporated herein by reference)
10.5      --    Strategic Alliance Agreement by and between Quanta Services,
                Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.)
                dated as of September 21, 1999 (previously filed as Exhibit
                10.16 to the Company's Registration Statement on Form S-3
                (No. 333-90961) and incorporated herein by reference)
10.6      --    Form of Stockholders Voting Agreement (previously filed as
                Exhibit 10.17 to the Company's Registration Statement on
                Form S-3 (No. 333-90961) and incorporated herein by
                reference)
10.7      --    Letter Agreement by and among ECT Merchant Investments
                Corp., Joint Energy Development Investments II Limited
                Partnership, Quanta Services, Inc. and UtiliCorp United Inc.
                (now known as Aquila, Inc.) dated September 21, 1999
                (previously filed as Exhibit 10.19 to the Company's
                Registration Statement on Form S-3 (No. 333-90961) and
                incorporated herein by reference)
10.8      --    First Amendment to Securities Purchase Agreement and
                Registration Rights Agreement (previously filed as Exhibit
                10.20 to the Company's Registration Statement on Form S-3
                (No. 333-90961) and incorporated herein by reference)
10.9      --    Note Purchase Agreement dated as of March 1, 2000 between
                Quanta Services, Inc. and the Purchasers named therein
                (previously filed as Exhibit 10.16 to the Company's 1999
                Form 10-K (No. 001-13831) filed March 30, 2000 and
                incorporated herein by reference)
10.10     --    Intercreditor Agreement dated March 23, 2000 related to the
                March 1, 2000 Note Purchase Agreement (previously filed as
                Exhibit 10.17 to the Company's 1999 Form 10-K (No.
                001-13831) filed March 30, 2000 and incorporated herein by reference)

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
10.11     --    Form of Lockup Agreement (previously filed as Exhibit 10.19 to the Company's 1999 Form 10-K (No. 001-13831) filed March
                30, 2000 and incorporated herein by reference)
10.12     --    Letter Agreement dated December 28, 2000 between Quanta
                Services, Inc. and UtiliCorp United Inc. (now known as
                Aquila, Inc.) (previously filed as Exhibit 10.21 to the
                Company's 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.13*    --    2001 Stock Incentive Plan (amending and restating the 1997
                Stock Option Plan) (previously filed as Exhibit 10.22 to the
                Company's Form 10-Q for the quarterly period ended June 30,
                2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference)
10.14*    --    Employment Agreement of Peter T. Dameris (previously filed as Exhibit 10.23 to the Company's Form 10-Q for the
                quarterly period ended June 30, 2001 (No. 001-13831) filed
                August 14, 2001 and incorporated herein by reference).
10.15     --    Amendment No. 1 to Quanta Services, Inc. 2001 Stock
                Incentive Plan (filed herewith)
21.1      --    Subsidiaries (filed herewith)
23.1      --    Consent of Arthur Andersen LLP (filed herewith)
99.1      --    Letter to SEC pursuant to Temporary Note 3T (filed herewith)

---------------

* Management contracts or compensatory plans or arrangements