Form 10-Q
period 2002-03-31
QUANTA SERVICES INC
filed 2002-05-15
CIK 1050915

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



              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                   OR



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

     68,217,150 shares of Common Stock were outstanding as of May 8, 2002. As of the same date, 1,089,350 shares of Limited Vote Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................    1
  Consolidated Statements of Operations.....................    2
  Consolidated Statements of Cash Flows.....................    3
  Notes to Condensed Consolidated Financial Statements......    4
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   13
Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................   22
PART II.  OTHER INFORMATION
Item 2.  Changes in Securities..............................   23
Item 6.  Exhibits and Reports on Form 8-K...................   23
Signature...................................................   25

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,    MARCH 31,
                                                                  2001          2002
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    6,287    $    6,309
  Accounts receivable, net of allowance of $35,856 and
     $35,061, respectively..................................      451,870       414,321
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       57,433        63,975
  Inventories...............................................       25,053        30,097
  Prepaid expenses and other current assets.................       36,477        34,396
                                                               ----------    ----------
          Total current assets..............................      577,120       549,098
PROPERTY AND EQUIPMENT, net.................................      385,480       387,524
OTHER ASSETS, net...........................................       43,319        45,062
GOODWILL, net...............................................    1,036,982     1,037,646
                                                               ----------    ----------
          Total assets......................................   $2,042,901    $2,019,330
                                                               ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    8,063    $    7,252
  Accounts payable and accrued expenses.....................      202,327       202,062
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       31,140        23,174
                                                               ----------    ----------
          Total current liabilities.........................      241,530       232,488
LONG-TERM DEBT, net of current maturities...................      327,774       290,130
CONVERTIBLE SUBORDINATED NOTES..............................      172,500       172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....       94,346       101,681
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,444,961 shares
      issued and outstanding................................           --            --
  Common Stock, $.00001 par value, 300,000,000 shares
     authorized, 60,629,965 and 68,954,417 shares issued and
     59,643,965 and 68,954,417 outstanding, respectively....           --            --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,116,238 and 1,110,350 shares
     issued and outstanding, respectively...................           --            --
  Additional paid-in capital................................      952,380     1,074,571
  Stock Employee Compensation Trust.........................           --      (131,815)
  Deferred compensation.....................................       (1,770)       (1,707)
  Retained earnings.........................................      271,448       281,482
  Treasury Stock, at cost, 986,000 and -- common shares,
     respectively...........................................      (15,307)           --
                                                               ----------    ----------
          Total stockholders' equity........................    1,206,751     1,222,531
                                                               ----------    ----------
          Total liabilities and stockholders' equity........   $2,042,901    $2,019,330
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
REVENUES....................................................  $519,018   $449,220
COST OF SERVICES (including depreciation)...................   410,066    373,533
                                                              --------   --------
  Gross profit..............................................   108,952     75,687
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    42,033     50,720
GOODWILL AMORTIZATION.......................................     6,304         --
                                                              --------   --------
  Income from operations....................................    60,615     24,967
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (9,228)    (7,854)
  Other, net................................................        22        435
                                                              --------   --------
INCOME BEFORE INCOME TAX PROVISION..........................    51,409     17,548
PROVISION FOR INCOME TAXES..................................    22,106      7,282
                                                              --------   --------
NET INCOME..................................................    29,303     10,266
DIVIDENDS ON PREFERRED STOCK................................       232        232
                                                              --------   --------
NET INCOME ATTRIBUTABLE TO COMMON STOCK.....................  $ 29,071   $ 10,034
                                                              ========   ========
BASIC EARNINGS PER SHARE....................................  $   0.38   $   0.13
                                                              ========   ========
DILUTED EARNINGS PER SHARE..................................  $   0.38   $   0.13
                                                              ========   ========
SHARES USED IN COMPUTING EARNINGS PER SHARE:
     Basic..................................................    76,128     78,264
                                                              ========   ========
     Diluted................................................    80,802     78,739
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              ---------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stock...................  $  29,071   $10,034
  Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities --
     Depreciation and amortization..........................     18,662    14,575
     Loss on sale of property and equipment.................        100       252
     Allowance for doubtful accounts........................      2,966      (795)
     Deferred income tax provision..........................        900     4,598
     Preferred stock dividend...............................        232       232
     Changes in operating assets and liabilities, net of
      non-cash transactions --
     (Increase) decrease in --
       Accounts receivable..................................      3,491    55,406
       Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................     (6,411)   (7,396)
       Inventories..........................................     (1,642)   (5,044)
       Prepaid expenses and other current assets............      2,614     1,375
     Increase (decrease) in --
       Accounts payable and accrued expenses................      8,138     3,892
       Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................      2,719    (7,974)
       Other, net...........................................       (226)     (648)
                                                              ---------   -------
          Net cash provided by operating activities.........     60,614    68,507
                                                              ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............      1,084       556
  Additions of property and equipment.......................    (28,602)  (16,748)
  Cash paid for acquisitions, net of cash acquired..........    (76,870)     (965)
  Notes receivable..........................................      2,658   (16,796)
                                                              ---------   -------
          Net cash used in investing activities.............   (101,730)  (33,953)
                                                              ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit......     29,290   (36,220)
  Proceeds from other long-term debt........................      1,469       629
  Payments on other long-term debt..........................     (5,339)   (2,864)
  Issuances of stock, net of offering costs.................      4,098     3,658
  Exercise of stock options.................................        854       265
                                                              ---------   -------
          Net cash provided by (used in) financing
           activities.......................................     30,372   (34,532)
                                                              ---------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (10,744)       22
CASH AND CASH EQUIVALENTS, beginning of period..............     17,306     6,287
                                                              ---------   -------
CASH AND CASH EQUIVALENTS, end of period....................  $   6,562   $ 6,309
                                                              =========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
     Interest...............................................  $  14,485   $10,310
     Income taxes...........................................        514       622

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

     Since its inception and through 2001, Quanta acquired 86 businesses. The Company has acquired one additional business through March 31, 2002 for an aggregate consideration of 39,879 shares of common stock and approximately $1.2 million in cash. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

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

     On February 8, 2002, Aquila, Inc. (Aquila) announced its intention to conduct a proxy solicitation to replace members of the Company's board of directors with a slate of its nominees. The Company is opposing the Aquila proxy contest.

     On March 13, 2002, the Company's board of directors authorized its financial advisor, Goldman, Sachs & Co., to explore a range of strategic options, including potential acquisitions, stock repurchases, recapitalizations, and other extraordinary transactions, provided that such transactions do not enable Aquila to achieve a control position without offering appropriate value and protection for the Company's other stockholders.

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

     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in the Company's Annual Report on Form 10-K, which was filed with the SEC on April 1, 2002.

  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
the financial statements are published and the reported amount of net revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest 12 months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

2.  PER SHARE INFORMATION:

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2001 and 2002 is illustrated below (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
NET INCOME:
  Net income attributable to common stock...................  $29,071    $10,034
  Dividends on Preferred Stock..............................      232        232
                                                              -------    -------
  Net income for basic earnings per share...................   29,303     10,266
                                                              -------    -------
  Effect of convertible subordinated notes under the "if
     converted" method -- interest expense addback, net of
     taxes..................................................    1,180         --
                                                              -------    -------
  Net income for diluted earnings per share.................  $30,483    $10,266
                                                              =======    =======
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic earnings per
     share, including Convertible Preferred Stock...........   76,128     78,264
  Effect of dilutive stock options..........................    1,511        475
  Effect of convertible subordinated notes under the "if
     converted" method -- weighted convertible shares
     issuable...............................................    3,163         --
                                                              -------    -------
  Weighted average shares outstanding for diluted earnings
     per share..............................................   80,802     78,739
                                                              =======    =======

     Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings per share. For the three months ended March 31, 2001 and 2002 stock options of approximately 1.1 million and 7.5 million, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. For the three months ended March 31, 2002, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

3.  INCOME TAXES:

     Certain of the businesses the Company has acquired were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. Effective with the acquisitions, the S corporations converted to C corporations.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

Accordingly, an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

4.  NEW ACCOUNTING PRONOUNCEMENTS:

     In August 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion 30. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and establishes criteria for determining when a long-lived asset is held for sale. The Company adopted SFAS No. 144 on January 1, 2002, with no material effect on its consolidated financial position or results of operations.

5.  GOODWILL:

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

     Based on a preliminary review of the new standard, the Company believes that it will record a non-cash goodwill impairment charge upon adoption, predominantly related to its telecommunications companies, and that the amount of such charge will represent a significant portion of the Company's unamortized goodwill balance. Such charge, however, will not impact cash flow or operating income, but will be reflected as a cumulative effect of a change in accounting principle.

     The unaudited results of operations presented below for the three months ended March 31, 2002 and adjusted results of operations for the three months ended March 31, 2001 reflect the operations of the Company had the non-amortization provisions of SFAS No. 142 been adopted effective January 1, 2001 (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Net income attributable to common stock.....................  $29,071    $10,034
Add: Goodwill amortization, net of tax......................    5,348         --
                                                              -------    -------
Adjusted net income attributable to common stock............  $34,419    $10,034
                                                              =======    =======
Basic earnings per share:
  Reported net income.......................................  $  0.38    $  0.13
  Goodwill amortization, net of tax.........................     0.08         --
                                                              -------    -------
  Adjusted net income.......................................  $  0.46    $  0.13
                                                              =======    =======
Diluted earnings per share:
  Reported net income attributable to common stock..........  $  0.38    $  0.13
  Goodwill amortization, net of tax.........................     0.06         --
                                                              -------    -------
  Adjusted net income attributable to common stock..........  $  0.44    $  0.13
                                                              =======    =======

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

6.  DEBT:

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

     The Company has specifically provided for the possibility of a non-cash goodwill impairment charge in its credit facility resulting from the adoption of SFAS No. 142, and accordingly, expects no impact on the credit facility as a result of this charge. The Company is currently seeking to avoid any potential covenant violations through a similar amendment with holders of the Company's senior secured notes and expects the completion of an amendment prior to the occurrence of any covenant violation. However, if Aquila prevails in its proxy contest, the Company cannot be certain that an amendment will be obtained prior to any covenant violation. In the event that the Company is unsuccessful in obtaining an amendment, a default could occur resulting in payment by the Company to the note holders of the principal amount plus an additional amount, which, as of March 31, 2002 would have been approximately $30 million. A goodwill impairment charge will not violate any covenants in the Company's convertible subordinated notes.

  Credit Facility

     The Company currently has a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 2.31% at March 31, 2002) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 4.75% at March 31, 2002) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The credit facility matures June 14, 2004. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The credit facility contains usual and customary covenants for a credit facility of this nature including the prohibition of the payment of dividends on common stock, certain financial ratios and indebtedness covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of March 31, 2002, $73.1 million was borrowed under the credit facility, and the Company had $52.8 million of letters of credit outstanding, resulting in a borrowing availability of $224.1 million under the credit facility.

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

  Convertible Subordinated Notes

     During the third quarter of 2000, the Company issued $172.5 million principal amount of convertible subordinated notes. The convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of the Company's common stock at a price of $54.53 per share. The convertible subordinated notes

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003.

7.  STOCKHOLDERS' EQUITY:

  Series A Convertible Preferred Stock

     In September 1999, the Company entered into a securities purchase agreement with Aquila pursuant to which the Company issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186.0 million, before transaction costs. In September 2000, Aquila converted 7,924,805 shares of common stock into an additional 1,584,961 shares of Series A Convertible Preferred Stock at a rate of one share of Series A Convertible Preferred Stock for five shares of common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders of Series A Convertible Preferred Stock will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is greater than $20.00, then the Company may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of the Company's common stock is equal to or less than $20.00, then the preferred dividend may, at the option of Aquila, be adjusted to the then "market coupon rate," which shall equal the Company's after-tax cost of obtaining financing, excluding common stock, to replace Aquila's investment in the Company.

     Aquila is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible. Subject to certain limitations, Aquila is entitled to elect three of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of Aquila, be converted at any time into fully paid and non-assessable shares of common stock. The conversion price currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances.

  Stockholder Rights Plan

     On March 8, 2000, the board of directors of the Company adopted a Stockholder Rights Plan. On November 15, 2001, the board of directors amended the Stockholder Rights Plan and on November 18, 2001 and December 1, 2001, the board of directors ratified such amendments to the Stockholder Rights Plan. Under the Stockholder Rights Plan, a dividend of one Preferred Stock Purchase Right (the Rights) was declared on each outstanding share of the Company's common stock and Series A Convertible Preferred Stock (on an as-converted basis) for holders of record as of the close of business on March 27, 2000. The Rights also attach to all common stock and Series A Convertible Preferred Stock issued after March 27, 2000. No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than Aquila) becomes the beneficial owner of, or tenders for, 15% or more of the Company's common shares. The Rights also will be exercisable if Aquila, together with any affiliates or associates, becomes the beneficial owner of, or tenders for more than 39.0% of the outstanding shares of the Company's common stock on an as-converted basis, or if there is a change of control of Aquila. Upon a "Flip-In Event" as defined in the

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

Stockholder Rights Plan, the Rights issued pursuant to the Stockholder Rights Plan would be exercisable for Series B Junior Participating Preferred Stock of the Company at a discount. In addition, the Rights held by an "Acquiring Person" as defined in the Stockholder Rights Plan will become exercisable upon a Flip-In Event for Series C Junior Convertible Preferred Stock. The Rights will expire in ten years.

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

  Restricted Stock

     Under the 2001 Stock Incentive Plan, 72,701 shares of the Company's common stock were issued in 2001 at a price of $27.51 per share, which reflected the fair market value of the common stock at the date of issuance. The shares of common stock issued pursuant to the 2001 Stock Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares.

     Upon issuance of the 72,701 shares of the Company's common stock pursuant to the 2001 Stock Incentive Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity and will be amortized over the six year restriction period. The compensation expense taken with respect to the restricted shares during the first quarter of 2002 was $63,000.

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

     The SECT is a trust that holds shares of the Company's common stock to be used to fund the Company's obligations during the term of the trust in respect to certain benefit plans. The SECT will release the shares over 15 years, the life of the trust, as the note is paid down through contributions by the Company, to satisfy certain benefit requirements of the Company's benefit plans. The Company will recognize compensation expense for certain shares released based on the fair value of such shares as they are released from the SECT. Unallocated shares held by the SECT will not be included in calculating the Company's earnings per share. In all matters submitted to our stockholders for a vote or any tender offers made to our stockholders, the unallocated shares in the SECT will be voted or tendered based on the direction of the participants in our broad-based Employee Stock Purchase Plan. See Note 10 for additional discussion of the SECT.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Treasury Stock

     The board of directors of the Company has authorized a Stock Repurchase Plan under which up to $75.0 million of the Company's common stock may be repurchased. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, the Company purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to the SECT, and are no longer considered treasury stock. The Company has not purchased any additional shares of its common stock under the Stock Repurchase Plan during the first quarter of 2002. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions and as the Company's management deems appropriate.

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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Electric power network services.............................  $188,404   $236,290
Telecommunications network services.........................   185,289     72,774
Cable television network services...........................    73,182     55,703
Ancillary services..........................................    72,143     84,453
                                                              --------   --------
                                                              $519,018   $449,220
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

10.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     On November 28, 2001, Aquila filed an arbitration demand against the Company with the Kansas City, Missouri office of the American Arbitration Association. In its demand, Aquila alleged that the amendment to the Company's Stockholder Rights Plan adopted by its board of directors on November 15, 2001, and subsequently ratified and reauthorized by a committee of the Company's board of directors, violated the terms

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
of the Company's 1999 securities purchase agreement with Aquila. In its demand, Aquila seeks, among other things, (i) damages which may occur if the price of the Company's shares rises during the period in which the Stockholder Rights Plan amendment is in effect, (ii) a declaratory judgment that the Stockholder Rights Plan amendment is void and (iii) an order requiring the Company to take all necessary steps to amend its Stockholder Rights Plan to allow Aquila to acquire up to 49.9% of the Company's shares on a fully-diluted basis without any economic penalty. A hearing before the arbitration panel commenced on May 14, 2002. At the arbitration hearing, Aquila amended its demand to include a claim for the costs Aquila is incurring in connection with the proxy contest currently being conducted by Aquila. No prediction can be made as to the probable outcome of the arbitration proceeding at this time.

     On November 28, 2001, Aquila also filed a complaint in the Delaware Court of Chancery challenging the adoption of the Company's Stockholder Rights Plan amendment. The complaint names as defendants Quanta and directors James R. Ball, John R. Colson, Vincent D. Foster, Louis C. Golm, Jerry J. Langdon, Gary A. Tucci and John R. Wilson. The Delaware complaint alleges that Aquila's nominees to the Company's board of directors did not receive proper notice of the meetings of the Company's board on November 15, 2001 and November 18, 2001 at which the Stockholder's Rights Plan amendment was adopted. The complaint seeks, among other things, an order declaring that all actions taken at the November 15 and November 18 meetings are void and enjoining the Company's directors from implementing or enforcing any action taken at the November 15 and November 18 meetings. Aquila sought expedited treatment of its Delaware complaint, but the Chancery Court denied Aquila's motion to expedite the proceedings and instructed Aquila to file an amended complaint. To date, Aquila has not filed an amended complaint. The action remains pending and no prediction can be made at this time as to the outcome of this litigation.

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

     On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery naming Quanta and each member of the special committee of the Company's board of directors, consisting of all directors other than those designated by Aquila, as defendants. The Aquila complaint alleges that the special committee breached its fiduciary duty in connection with the March 13, 2002 adoption of the Company's SECT and the new employment agreements entered into with certain of the Company's employees and that under Delaware statutory law the shares sold to the SECT are not entitled to vote. The Aquila complaint seeks, among other things, an order that disallows any shares held by the SECT from being voted at the Company's next annual meeting of stockholders, rescinds the adoption of the SECT, and voids and rescinds the new employment agreements. On March 25, 2002, the Court denied Aquila's request for an expedited trial on the merits. A hearing was held on May 7, 2002 on Aquila's motion to enjoin preliminarily the shares held by the SECT from voting at the upcoming Quanta annual meeting of stockholders. On May 10, 2002, the Court denied Aquila's motion. The Court found that Aquila had not proved that irreparable harm would result if an injunction was not issued or that the balance of hardships favored the issuance of an injunction although the Court did find

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
that Aquila demonstrated a reasonable probability of success in its claims against the voting provisions of the SECT. The remaining actions in Aquila's complaint are pending and no prediction can be made at this time as to the outcome of this litigation.

     In addition, certain subsidiaries of the Company are involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  Self-Insurance

     The Company is insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $500,000 per accident or occurrence. In addition, effective January 1, 2002, the Company consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2001 and March 31, 2002, the amounts accrued for self-insured claims were $28.3 million and $35.2 million, respectively, with $14.7 million and $18.1 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

  Derivatives

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of SFAS Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133," was effective for the Company on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In October 2001, the Company entered into a forward purchase contract (the Contract) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001. The objective was to mitigate the variability in the price of gas by securing the price the Company will have to pay with the Contract counterparty. On March 29, 2002, the Company entered into a sub-services agreement with its customer (the Counterparty Contract) whereby the customer assumed all obligations associated with the Contract. If the customer is unable to fulfill its obligations under the Counterparty Contract, the Company will be responsible for settling the obligations of the Contract. As of March 31, 2002, the fair value of the Contract and the Counterparty Contract was a receivable of $0.9 million and a payable of $0.9 million, respectively.

  Performance Bonds

     In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.

  Contingent Consideration

     The Company is subject to an earn-out agreement with the former owner of an operating unit that was acquired in 2000. Under the terms of this agreement, and depending upon the ultimate profitability of certain contracts obtained by the operating unit, the Company may be required to pay additional consideration to such former owner with a combination of common stock and cash. At March 31, 2002, the amount of additional consideration based on performance to date was approximately $17.4 million. In the future, this amount could be significantly higher or lower based on the terms of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include declarations regarding our intent, belief or current expectations, statements regarding the future results of acquired companies and our gross margins. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in our Annual Report on Form 10-K, which was filed with the SEC on April 1, 2002, which is available at the SEC's Web site at www.sec.gov.

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

     Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. We have a deductible of $500,000 per occurrence related to workers' compensation, employer's liability, automobile and general liability claims. In addition, effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made. Due in part to the events of September 11, 2001, the insurance market for large risks, including specialty service contractors, continues to experience increasing premiums. This increased pricing pressure may cause us to increase our deductibles to defray certain of these costs. We continue to build long-term relationships with our insurance carriers to minimize such market swings.

     Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Selling, general and administrative expenses can be impacted by our customers' inability to pay for services performed.

     Through March 31, 2002, we have recorded goodwill of approximately $1.1 billion, which primarily equals the excess amount we paid for businesses over the fair value of the tangible and intangible assets of such businesses acquired using the purchase method of accounting. Through December 31, 2001, we amortized this goodwill over its estimated useful life of 40 years as a non-cash charge to operating income. We are unable to deduct the majority of amortized goodwill from our income for tax purposes. See discussion under "New Accounting Pronouncements" below for the treatment of goodwill as of January 1, 2002.

SIGNIFICANT BALANCE SHEET CHANGES

     Total assets decreased approximately $23.6 million as of March 31, 2002 compared to December 31, 2001. This decrease is primarily due to the following:

     - Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $31.0 million due to collections on accounts that were outstanding at December 31, 2001, and as a result of lower levels of revenue during the first quarter of 2002.

     - Inventories increased $5.0 million due primarily to $4.6 million paid for deposits for turbines to be used in future projects.

     - Property and equipment, net increased $2.0 million due to expenditures for equipment necessary to perform contracts and equipment obtained through the acquisition of one company during the first quarter of 2002, offset by depreciation expense recorded during the period.

     - Other assets, net increased $1.7 million due primarily to notes receivable from one of our customers. We have agreed to long-term payment terms while this customer is pursuing alternative financing. The receivables are partially secured and bear interest at 9% per year. At March 31, 2002, the total amount due under this arrangement was $45.6 million, with $24.4 million classified as non-current.

     As of March 31, 2002, total liabilities decreased approximately $39.4 million and stockholders' equity increased approximately $15.8 million. These fluctuations were primarily due to the following:

     - Long-term debt, net of current maturities decreased $37.6 million due primarily to payments made on our line of credit.

     - Stockholders' equity increased $15.8 million during the first quarter of 2002. This was primarily the result of net income attributable to stockholders of $10.0 million, the issuance of approximately $3.7 million in shares of common stock pursuant to the employee stock purchase plan and $0.9 million related to the income tax benefit from disqualifying dispositions of shares of common stock under the employee stock purchase plan.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                                  THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------
                                                    2001                 2002
                                              ----------------     ----------------
                                                     (DOLLARS IN THOUSANDS)
Revenues....................................  $519,018   100.0%    $449,220   100.0%
Cost of services (including depreciation)...   410,066    79.0      373,533    83.2
                                              --------   -----     --------   -----
     Gross profit...........................   108,952    21.0       75,687    16.8
Selling, general and administrative
  expenses..................................    42,033     8.1       50,720    11.3
Goodwill amortization.......................     6,304     1.2           --     0.0
                                              --------   -----     --------   -----
     Income from operations.................    60,615    11.7       24,967     5.5
Interest expense............................    (9,228)   (1.8)      (7,854)   (1.7)
Other income, net...........................        22     0.0          435     0.1
                                              --------   -----     --------   -----
Income before income tax provision..........    51,409     9.9       17,548     3.9
Provision for income taxes..................    22,106     4.3        7,282     1.6
                                              --------   -----     --------   -----
     Net income.............................  $ 29,303     5.6%    $ 10,266     2.3%
                                              ========   =====     ========   =====

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Revenues. Revenues decreased $69.8 million or, 13.4%, to $449.2 million for the three months ended March 31, 2002. The decrease was primarily attributable to lower revenues from telecommunications customers due in part to the continued decrease in capital spending by our customers, the inability of certain of these customers to raise new capital and the overall downturn in the national economy, which have negatively impacted the contracting for telecommunications services. This decrease was partially offset by increased revenues from electric power and gas customers as a result of increased outsourcing and deregulation and a full period of contributed revenues for the three months ended March 31, 2002 for those companies acquired during 2001.

     Gross profit. Gross profit decreased $33.3 million, or 30.5%, to $75.7 million for the three months ended March 31, 2002. As a percentage of revenues, gross margin decreased from 21.0% for the three months ended March 31, 2001, to 16.8% for the three months ended March 31, 2002. This decrease in gross margin resulted from significantly lower margins on work performed for telecommunications customers due to increased pricing pressures, lower asset utilization, higher than normal transition costs on one outsourcing contract and the economic factors noted above, partially offset by a high margin electric power plant completed during the quarter and higher margins received on work performed for electric power and gas customers.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.7 million, or 20.7%, to $50.7 million for the three months ended March 31, 2002. Selling, general and administrative expenses for the three months ended March 31, 2002 included $4.6 million in costs associated with the proxy contest and negotiations with Aquila. Selling, general and administrative expenses also increased due to the inclusion of a full three months of costs in 2002 associated with companies acquired during 2001, increased salaries for management and office personnel and higher advertising and travel costs associated with increased marketing efforts.

     Interest expense. Interest expense decreased $1.4 million, or 14.9%, to $7.9 million for the three months ended March 31, 2002, due to lower average levels of debt outstanding under the credit facility during the first three months of 2002.

     Provision for income taxes. The provision for income taxes was $7.3 million for the three months ended, March 31, 2002, with an effective tax rate of 41.5% compared to $22.1 million for the three months ended

March 31, 2001, and an effective tax rate of 43.0%. The lower tax rate in 2002 reflects the elimination of goodwill amortization expense according to the current accounting standard, the majority of which had been non-deductible in 2001.

     Net Income. Net income decreased $19.0 million or 65.0% to $10.3 million for the three months ended March 31, 2002, compared to $29.3 million for the three months ended March 31, 2001.

     Diluted earnings per share before charges. During the three months ended March 31, 2002, we incurred $4.6 million in costs associated with the proxy contest and negotiations with Aquila. Diluted earnings per share for the three months ended March 31, 2002, excluding these charges and the tax related impact of these charges, was $0.17.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had cash and cash equivalents of $6.3 million, working capital of $316.6 million and long-term debt of $462.6 million, net of current maturities. Our long-term debt balance at that date included borrowings of $73.1 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $7.0 million of other debt. In addition, we had $52.8 million of letters of credit outstanding under the credit facility.

     During the three months ended March 31, 2002, operating activities provided net cash flow of $68.5 million. We used net cash in investing activities of $34.0 million, including $16.7 million used for capital expenditures and $16.8 million in additional notes receivable issued during the quarter. Financing activities used a net cash flow of $34.5 million, resulting primarily from $36.2 million of repayments of our credit facility and $2.9 million of net repayments of other long-term debt, partially offset by $3.7 million from the issuance of stock under the employee stock purchase plan.

     We currently have a $350.0 million credit facility with 14 participating banks. The credit facility is secured by a pledge of all of the capital stock of our operating subsidiaries and the majority of our assets. We use the credit facility to provide funds to be used for working capital, to finance acquisitions and for other general corporate purposes. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.00% to 2.00%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 0.25%, as determined by the ratio of our total funded debt to EBITDA. We pay commitment fees of 0.25% to 0.50% (based on total funded debt to EBITDA) on any unused borrowing capacity under the credit facility. Our subsidiaries guarantee repayment of all amounts due under the credit facility, and the credit facility restricts pledges of material assets. We agreed to usual and customary covenants for a credit facility of this nature, including a prohibition on the payment of dividends on common stock, certain financial ratios and indebtedness covenants and a requirement to obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of May 8, 2002, we had approximately $90.7 million in outstanding borrowings under the credit facility and $62.3 million of letters of credit outstanding, resulting in a borrowing availability of $197.0 million under the credit facility.

     As of March 31, 2002, we had $210.0 million of senior secured notes which have maturities ranging from four to nine years with a weighted average interest rate of 8.41% and, pursuant to an intercreditor agreement, rank equally in right of repayment with indebtedness under our credit facility. The senior secured notes have financial covenants similar to those under the credit facility.

     As of March 31, 2002, we had $172.5 million in convertible subordinated notes that bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principle amount, plus accrued and unpaid interest.

     We anticipate that our cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, if companies we wish to acquire are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we could be required to utilize more cash to complete acquisitions. If sufficient funds were not available from operating cash flow or through borrowings under the credit facility, we may be required to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that we could secure such financing if and when we need it or on terms we would deem acceptable. In addition, if Aquila prevails in the proxy contest, we are unable to determine the impact on our availability of capital.

     We have specifically provided for the possibility of a non-cash goodwill impairment charge in our credit facility resulting from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly, expect no impact on our credit facility as a result of this charge. We are currently seeking to avoid any potential covenant violations through a similar amendment with holders of our senior secured notes and, absent Aquila prevailing in its proxy contest, expect the completion of an amendment prior to the occurrence of any covenant violation. In the event that we are unsuccessful in obtaining an amendment, a default could occur resulting in payment by Quanta to the note holders of the principal amount plus an additional amount, which, as of March 31, 2002, would have been approximately $30 million. A goodwill impairment charge will not violate any covenants in our convertible subordinated notes.

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

     Some customers require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of us, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date, we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

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

     The Company's future contractual obligations, including interest under capital leases, are as follows (in thousands):

                                    TOTAL      2002      2003       2004       2005      2006    THEREAFTER
                                   --------   -------   -------   --------   --------   ------   ----------
Long-term debt obligations
  including capital leases.......  $469,926   $ 7,256   $ 4,085   $ 74,768   $103,853   $5,326    $274,638
Operating lease obligations......  $ 62,341   $24,514   $15,695   $  8,912   $  7,417   $3,072    $  2,731

     The Company also had $52.8 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program at March 31, 2002. While not actual borrowings, letters of credit do reflect potential liabilities under our credit facility and therefore are treated as a use of borrowing capacity under our credit facility. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2002. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one year periods. Borrowing availability under out credit facility was $224.1 million as of March 31, 2002.

     Stock Repurchase Plan. Our board of directors has authorized a Stock Repurchase Plan under which up to $75.0 million of our common stock may be repurchased. Under the Stock Repurchase Plan, we may conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, we purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to the Stock Employee Compensation Trust (SECT), and are no longer considered treasury stock. Quanta has not purchased any additional shares of its common stock under the Stock Repurchase Plan during the first quarter of 2002. The amount of shares purchased and the timing of any future purchase will be based on a number of factors, including the market price of the stock, market conditions and as our management deems appropriate.

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

     Litigation. On November 28, 2001, Aquila filed an arbitration demand against us with the Kansas City, Missouri office of the American Arbitration Association. In its demand, Aquila alleged that the amendment to our stockholder rights plan adopted by our board of directors on November 15, 2001, and subsequently ratified and reauthorized by a committee of our board of directors, violated the terms of our 1999 securities purchase agreement with Aquila. In its demand, Aquila seeks, among other things, (i) damages which may occur if the price of our shares rises during the period in which the rights plan amendment is in effect, (ii) a declaratory judgment that the rights plan amendment is void and (iii) an order requiring us to take all necessary steps to amend our rights plan to allow Aquila to acquire up to 49.9% of our shares on a fully-diluted basis without any economic penalty. A hearing before the arbitration panel commenced on May 14, 2002. At the arbitration hearing, Aquila amended its demand to include a claim for the costs Aquila is incurring in connection with the proxy contest currently being conducted by Aquila. No prediction can be made as to the probable outcome of the arbitration proceeding at this time or as to the amount, if any, in damages we may be found to owe. In addition, defense fees will be incurred associated with this case and other litigation with Aquila and no prediction can be made as to the range of these fees.

     On November 28, 2001, Aquila also filed a complaint in the Delaware Court of Chancery challenging the adoption of our stockholder rights plan amendment. The complaint names as defendants Quanta and directors James R. Ball, John R. Colson, Vincent D. Foster, Louis C. Golm, Jerry J. Langdon, Gary A. Tucci and John R. Wilson. The Delaware complaint alleges that Aquila's nominees to our board of directors did not receive proper notice of the meetings of the board on November 15, 2001 and November 18, 2001 at which the stockholder's rights plan amendment was adopted. The complaint seeks, among other things, an order declaring that all actions taken at the November 15 and November 18 meetings are void and enjoining our directors from implementing or enforcing any action taken at the November 15 and November 18 meetings. Aquila sought expedited treatment of its Delaware complaint, but the Chancery Court denied Aquila's motion to expedite the proceedings and instructed Aquila to file an amended complaint. To date, Aquila has not filed an amended complaint. The action remains pending and no prediction can be made at this time as to the outcome of this litigation.

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

     On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery naming Quanta and each member of the special committee of our board of directors, consisting of all directors other than those designated by Aquila, as defendants. The Aquila complaint alleges that the special committee breached its fiduciary duty in connection with the March 13, 2002 adoption of the SECT and the new employment agreements entered into with certain of our employees and that under Delaware statutory law the shares sold to the SECT are not entitled to vote. The Aquila complaint seeks, among other things, an order that disallows any shares held by the SECT from being voted at our next annual meeting of stockholders, rescinds the adoption of the SECT, and voids and rescinds the new employment agreements. On March 25, 2002, the Court denied Aquila's request for an expedited trial on the merits. A hearing was held on May 7, 2002 on Aquila's motion to enjoin preliminarily the shares held by the SECT from voting at the upcoming Quanta annual meeting of stockholders. On May 10, 2002, the Court denied Aquila's motion. The Court found that Aquila had not proved that irreparable harm would result if an injunction was not issued or that the balance of hardships favored the issuance of an injunction although the Court did find that Aquila demonstrated a reasonable probability of success in its claims against the voting provisions of the SECT. The remaining actions in Aquila's complaint are pending and no prediction can be made at this time as to the outcome of this litigation.

     In addition, we are from time to time a party to other litigation or administrative proceedings that arise in the ordinary course of business. We do not believe that any of these other proceedings, separately or in the aggregate would, in the opinion of management, be expected to have a material adverse effect on our results of operations or financial position.

     Proxy Solicitation. On February 8, 2002, Aquila announced its intention to conduct a proxy solicitation to replace members of our board of directors with a slate of its nominees. We are opposing the Aquila proxy contest. The proxy contest has resulted in, and will continue to result in, the incurrence of substantial fees and no prediction can be made as to the total amount of these fees.

     Change of Control. We entered into new employment agreements with certain employees, as of March 13, 2002, which become effective upon a change of control (as defined in the new employment agreements) of Quanta. The new employment agreements supplemented existing employment agreements already in effect. The new employment agreements provide that, following a change of control, if we terminate the employee's employment other than for cause (as defined in the new employment agreements), the employee terminates employment for good reason (as defined in the new employment agreements), or the employee's employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee's responsibility and the terms of the employee's prior employment arrangements. In addition, in the case of certain senior executives, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change of control or, in the case of two senior executives, during the five-day period immediately before the date of the change of control.

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

     Acquisitions. During the first quarter of 2002, we acquired one company for an aggregate consideration of 39,879 shares of common stock and approximately $1.2 million in cash. The cash portion of such consideration was provided by proceeds from borrowings under the credit facility.

     Concentration of Credit Risk. Quanta grants credit, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally is entitled to payment for work performed and has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of our customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize the potential credit risk. No customer accounted for more than 10% of revenues for the three months ended March 31, 2001 or 2002. One customer represented 10.4% of total receivables owed Quanta as of March 31, 2002.

     Related Party Transactions. In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of network service work for Aquila or facility leases with prior owners. See additional discussion in Note 9 of Notes to Condensed Consolidated Financial Statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion 30. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and establishes criteria for determining when a long-lived asset is held for sale. We adopted SFAS No. 144 on January 1, 2002, with no material effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

          Accounts Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer's access to capital, our customer's willingness to pay, general economic conditions and the ongoing relationship with the customer.

          Goodwill. As stated in Note 4 of Notes to Condensed Consolidated Financial Statements, FASB Statement No. 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets, as compared to our accounting policy for the assessment of goodwill impairment in 2001, which was based on as undiscounted cash flow model.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes have occurred to the information previously provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES.

     (c) Unregistered Sales of Securities.

     Between January 1, 2002, and March 31, 2002, the Company completed one acquisition in which some of the consideration was unregistered securities of the Company. The consideration paid in this transaction was $1.2 million in cash and 39,879 shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

     All securities listed on the following table were shares of common stock. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration. All issuances were to the owners of businesses acquired in privately negotiated transactions, not pursuant to public solicitation.

                        NUMBER OF
DATE                     SHARES                PURCHASERS                      CONSIDERATION
----                    ---------              ----------                      -------------
01/07/02                 39,879        Five owners of Okay               Acquisition of Okay
                                       Construction Company, Inc.        Construction Company, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.11    --    Amendment No. 2 to the Rights Agreement, dated as of
                February 13, 2002, by and between Quanta Services, Inc. and
                American Stock Transfer & Trust Company, as rights agent
                (previously filed as Exhibit 3.9 to the Company's Form 8-K
                (No. 001-13831) filed February 15, 2002 and incorporated
                herein by reference)
  3.12    --    Amendment No. 3 to the Rights Agreement, dated as of March
                13, 2002, by and between Quanta Services, Inc. and American
                Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company's Form 8-K (No.
                001-13831) filed March 21, 2002 and incorporated herein by reference)
 10.16    --    Stock Employee Compensation Trust Agreement, dated as of
                March 13, 2002, between Quanta Services, Inc. and Wachovia
                Bank, N.A., as trustee (previously filed as Exhibit 10.1 to the Company's Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
 10.17    --    Common Stock Purchase Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as
                trustee (previously filed as Exhibit 10.2 to the Company's
                Form 8-K (No. 001-13831) filed March 21, 2002 and
                incorporated herein by reference)
 10.18    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)
 10.19    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Peter T. Dameris (previously filed as Exhibit 10.4 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)
 10.20    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)
 10.21    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company's Form 8-K (No.
                001-13831) filed March 21, 2002 and incorporated herein by reference)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.22    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Frederick M. Haag (previously
                filed as Exhibit 10.7 to the Company's Form 8-K (No.
                001-13831) filed March 21, 2002 and incorporated herein by reference)
 10.23    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)
 10.24    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Derrick A. Jensen (previously
                filed as Exhibit 10.9 to the Company's Form 8-K (No.
                001-13831) filed March 21, 2002 and incorporated herein by reference)
 10.25    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Elliott C. Robbins (previously
                filed as Exhibit 10.10 to the Company's Form 8-K (No.
                001-13831) filed March 21, 2002 and incorporated herein by reference)
 10.26    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Gary W. Smith (previously filed as
                Exhibit 10.11 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)
 10.27    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Luke T. Spalj (previously filed as
                Exhibit 10.12 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)
 10.28    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and Gary A. Tucci (previously filed as
                Exhibit 10.13 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)
 10.29    --    Employment Agreement, dated March 13, 2002, by and between
                Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company's Form 8-K (No. 001-13831)
                filed March 21, 2002 and incorporated herein by reference)

     (b) Reports on Form 8-K.

          (1) Quanta filed a Form 8-K on February 15, 2002 in which it reported the adoption of certain amendments to its stockholder rights agreement.

          (2) Quanta filed a Form 8-K on March 21, 2002 in which it reported the adoption of certain amendments to its stockholder rights agreement, the creation of a Stock Employee Compensation Trust and the execution of Employment Agreements with certain specified employees.

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

Dated: May 15, 2002