Form 10-Q
period 2002-06-30
QUANTA SERVICES INC
filed 2002-08-14
CIK 1050915

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR


   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM          TO          .

                          COMMISSION FILE NO. 001-13831

                                   ----------

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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     59,799,848 shares of Common Stock were outstanding as of August 9, 2002. As of the same date, 1,083,750 shares of Limited Vote Common Stock were outstanding.

================================================================================

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets........................................      1
  Consolidated Statements of Operations..............................      2
  Consolidated Statements of Cash Flows..............................      3
  Notes to Condensed Consolidated Financial Statements...............      4
ITEM 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................     12
ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk........................................................     19
PART II. OTHER INFORMATION
ITEM 2.  Changes in Securities.......................................     21
ITEM 4.  Submission of Matters to a Vote of Security Holders.........     21
ITEM 6.  Exhibits and Reports on Form 8-K............................     22
Signature............................................................     23

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                       DECEMBER 31,        JUNE 30,
                                                                           2001              2002
                                                                       ------------      ------------
                                                                                          (UNAUDITED)

                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................................     $      6,287      $      4,577
  Accounts receivable, net of allowance of $35,856 and
     $41,423, respectively .......................................          451,870           419,098
  Costs and estimated earnings in excess of billings on
     uncompleted contracts .......................................           57,433            59,951
  Inventories ....................................................           25,053            31,127
  Prepaid expenses and other current assets ......................           36,477            40,914
                                                                       ------------      ------------
          Total current assets ...................................          577,120           555,667
PROPERTY AND EQUIPMENT, net ......................................          385,480           389,761
OTHER ASSETS, net ................................................           43,319            65,476
GOODWILL AND OTHER INTANGIBLES, net ..............................        1,036,982           395,725
                                                                       ------------      ------------
          Total assets ...........................................     $  2,042,901      $  1,406,629
                                                                       ============      ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ...........................     $      8,063      $      7,590
  Accounts payable and accrued expenses ..........................          202,327           214,582
  Billings in excess of costs and estimated earnings on
     uncompleted contracts .......................................           31,140            20,693
                                                                       ------------      ------------
          Total current liabilities ..............................          241,530           242,865
LONG-TERM DEBT, net of current maturities ........................          327,774           338,693
CONVERTIBLE SUBORDINATED NOTES ...................................          172,500           172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES ..........           94,346            60,466
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,444,961 shares
      issued and outstanding .....................................               --                --
  Common Stock, $.00001 par value, 300,000,000 shares
     authorized, 60,629,965 and 61,245,531 shares issued and
     59,643,965 and 60,321,031 outstanding, respectively .........               --                --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,116,238 and 1,087,550 shares
     issued and outstanding, respectively ........................               --                --
  Additional paid-in capital .....................................          952,380           946,920
  Deferred compensation ..........................................           (1,770)           (1,644)
  Retained earnings ..............................................          271,448          (341,369)
  Treasury Stock, at cost, 986,000 and 924,500 common shares,
     respectively ................................................          (15,307)          (11,802)
                                                                       ------------      ------------
          Total stockholders' equity .............................        1,206,751           592,105
                                                                       ------------      ------------
          Total liabilities and stockholders' equity .............     $  2,042,901      $  1,406,629
                                                                       ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                                ------------------------------      ------------------------------
                                                                    2001              2002              2001              2002
                                                                ------------      ------------      ------------      ------------

REVENUES ..................................................     $    503,342      $    432,522      $  1,022,360      $    881,742
COST OF SERVICES (including depreciation) .................          392,588           384,362           802,654           757,895
                                                                ------------      ------------      ------------      ------------
  Gross profit ............................................          110,754            48,160           219,706           123,847
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............           60,495            59,489           102,528           110,209
GOODWILL IMPAIRMENT .......................................               --           166,580                --           166,580
GOODWILL AMORTIZATION .....................................            6,553                --            12,857                --
                                                                ------------      ------------      ------------      ------------
  Income (loss) from operations ...........................           43,706          (177,909)          104,321          (152,942)
OTHER INCOME (EXPENSE):
  Interest expense ........................................           (9,138)           (8,035)          (18,366)          (15,889)
  Other, net ..............................................             (581)            1,183              (559)            1,618
                                                                ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION
   (BENEFIT) AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                               33,987          (184,761)           85,396          (167,213)
PROVISION (BENEFIT) FOR INCOME TAXES ......................           17,304            (7,564)           39,410              (282)
                                                                ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                     16,683          (177,197)           45,986          (166,931)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX ...................................               --                --                --           445,422
                                                                ------------      ------------      ------------      ------------
NET INCOME (LOSS) .........................................           16,683          (177,197)           45,986          (612,353)
DIVIDENDS ON PREFERRED STOCK ..............................              232               232               464               464
                                                                ------------      ------------      ------------      ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK ............     $     16,451      $   (177,429)     $     45,522      $   (612,817)
                                                                ============      ============      ============      ============

EARNINGS (LOSS) PER SHARE:
     Basic and Diluted Earnings (Loss) per Share Before
       Cumulative Effect of Change in Accounting Principle.     $       0.21      $      (2.26)     $       0.59      $      (2.13)
     Cumulative Effect of Change in Accounting
       Principle, Net of Tax ..............................               --                --                --             (5.69)
                                                                ------------      ------------      ------------      ------------
     Basic and Diluted Earnings (Loss) per Share ..........     $       0.21      $      (2.26)     $       0.59      $      (7.82)
                                                                ============      ============      ============      ============

SHARES USED IN COMPUTING EARNINGS (LOSS) PER
    SHARE:
     Basic ................................................           77,073            78,272            76,643            78,269
                                                                ============      ============      ============      ============
     Diluted ..............................................           78,649            78,272            78,182            78,269
                                                                ============      ============      ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                    --------------------------      --------------------------
                                                                       2001            2002            2001            2002
                                                                    ----------      ----------      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to common stock ..............     $   16,451      $ (177,429)     $   45,522      $ (612,817)
  Adjustments to reconcile net income attributable to
    common stock to net cash
    provided by operating activities --
  Cumulative effect of change in accounting principle,
   net of tax ................................................              --              --              --         445,422
  Goodwill impairment .........................................             --         166,580              --         166,580
  Depreciation and amortization ...............................         19,496          15,442          38,158          30,017
  Loss on sale of property and equipment ......................            655             444             755             696
  Allowance for doubtful accounts .............................         14,958           6,362          17,924           5,567
  Deferred income tax benefit .................................         (4,801)        (22,868)         (3,901)        (18,270)
  Preferred stock dividend ....................................            232             232             464             464
  Changes in operating assets and liabilities, net of
    non-cash transactions --
  (Increase) decrease in --
    Accounts receivable .......................................        (34,502)        (23,974)        (31,011)         31,432
    Costs and estimated earnings in excess of billings
      on uncompleted contracts ................................          1,011          (2,113)         (5,400)         (9,509)
    Inventories ...............................................         (2,370)         (1,030)         (4,012)         (6,074)
    Prepaid expenses and other current assets .................            999          (1,165)          3,613             210
  Increase (decrease) in --
    Accounts payable and accrued expenses .....................         16,525          26,283          24,663          30,175
    Billings in excess of costs and estimated earnings
      on uncompleted contracts ................................          3,339          (2,599)          6,058         (10,573)
    Other, net ................................................         (1,236)            142          (1,462)           (498)
                                                                    ----------      ----------      ----------      ----------
        Net cash provided by (used in) operating activities ...         30,757         (15,693)         91,371          52,822
                                                                    ----------      ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment ................            827           1,173           1,911           1,729
  Additions of property and equipment .........................        (25,755)        (16,623)        (54,357)        (33,371)
  Cash paid for acquisitions, net of cash acquired ............         (5,582)         (7,035)        (82,452)         (8,000)
  Notes receivable ............................................             --            (410)          2,658         (17,206)
                                                                    ----------      ----------      ----------      ----------
        Net cash used in investing activities .................        (30,510)        (22,895)       (132,240)        (56,848)
                                                                    ----------      ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit ........         (2,170)         49,890          27,120          13,670
  Proceeds from other long-term debt ..........................            101           1,187           1,570           1,816
  Payments on other long-term debt ............................         (6,566)         (3,235)        (11,905)         (6,099)
  Issuances of stock, net of offering costs ...................             --              --           4,098           3,650
  Stock repurchases ...........................................             --         (11,802)             --         (11,802)
  Exercise of stock options ...................................          4,598             816           5,452           1,081
                                                                    ----------      ----------      ----------      ----------
        Net cash provided by (used in) financing activities ...         (4,037)         36,856          26,335           2,316
                                                                    ----------      ----------      ----------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .....................         (3,790)         (1,732)        (14,534)         (1,710)
CASH AND CASH EQUIVALENTS, beginning of period ................          6,562           6,309          17,306           6,287
                                                                    ----------      ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, end of period ......................     $    2,772      $    4,577      $    2,772      $    4,577
                                                                    ==========      ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
     Interest .................................................     $    2,889      $    1,197      $   17,374      $   11,507
     Income taxes .............................................          5,661           4,873           6,175           5,495

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

    Since its inception and through 2001, Quanta acquired 86 businesses. The Company has acquired two additional businesses through June 30, 2002 for an aggregate consideration of 251,079 shares of common stock and approximately $8.0 million in cash, net of cash acquired.

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

    On May 20, 2002, the Company and Aquila, Inc. (Aquila) announced that they reached an agreement for Aquila to terminate its proxy contest for control of Quanta's board of directors. Under the terms of the settlement, Aquila withdrew all pending litigation and arbitration against Quanta. The companies also agreed to a standstill whereby Aquila agreed not to purchase shares of Quanta's common stock on the open market, not to wage another proxy fight for control of Quanta and Quanta agreed to terminate the Stock Employee Compensation Trust (SECT). We recorded approximately $5.9 million and $10.5 million in proxy costs for the three and six months ended June 30, 2002 which are included in selling, general and administrative expenses.

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

Use of Estimates and Assumptions

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of net revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on the Company's beliefs and assumptions derived from information available at the time such judgments and estimates are made. Adjustments made with respect to the use of these estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in the Company's assessment of the allowance for doubtful accounts, fair value assumptions in analyzing goodwill impairment, revenue recognition under percentage-of-completion accounting and self-insured claims liabilities. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest 12 months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

     As of June 30, 2002, the Company has provided allowances for doubtful accounts of approximately $41.4 million. Certain of the Company's customers, several of them large public telecommunications carriers, have filed for bankruptcy in the quarter ended June 30, 2002 or have been experiencing financial difficulties. Also, a number of the Company's utility customers are experiencing financial difficulties in the current business climate. Should additional customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customers revenues or cash flows could affect our ability to collect amounts due from them.

2. PER SHARE INFORMATION:

    Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2002 is illustrated below (in thousands):

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                             -----------------------------      -----------------------------
                                                                 2001             2002              2001             2002
                                                             ------------     ------------      ------------     ------------
NET INCOME (LOSS):
  Net income (loss) attributable to common stock .......     $     16,451     $   (177,429)     $     45,522     $   (612,817)
  Dividends on Preferred Stock .........................              232              232               464              464
                                                             ------------     ------------      ------------     ------------
  Net income (loss) for basic earnings per share .......           16,683         (177,197)           45,986         (612,353)
                                                             ------------     ------------      ------------     ------------
  Effect of convertible subordinated notes under
     the "if converted" method -- interest expense
     addback, net of taxes .............................               --               --                --               --
                                                             ------------     ------------      ------------     ------------
  Net income (loss) for diluted earnings per share .....     $     16,683     $   (177,197)     $     45,986     $   (612,353)
                                                             ============     ============      ============     ============
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for basic
     earnings per share, including Convertible
     Preferred Stock ...................................           77,073           78,272            76,643           78,269
  Effect of dilutive stock options .....................            1,576               --             1,539               --
  Effect of convertible subordinated notes under
     the "if converted" method -- weighted
     convertible shares ................................               --               --                --               --
                                                             ------------     ------------      ------------     ------------
  Weighted average shares outstanding for diluted
     earnings per share ................................           78,649           78,272            78,182           78,269
                                                             ============     ============      ============     ============

    Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings per share. For the three and six months ended June 30, 2001, stock options of approximately 1.1 million were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. For the three and six months ended June 30, 2002, stock options of approximately 8.1 million and
7.9 million, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive. For the three and six months ended June 30, 2001 and June 30, 2002, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

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

4. NEW ACCOUNTING PRONOUNCEMENTS:

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (Opinion No. 30). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Upon the adoption of SFAS No. 145, if the Company records any extraordinary items related to the extinguishment of debt, the Company will have to reclassify such items in its prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, the Company will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities, initiated after December 31, 2002.

5. GOODWILL AND OTHER INTANGIBLES:

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

    Material amounts of recorded goodwill attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests annually during the fourth quarter after the annual budgeting process.

    Based on the Company's transitional impairment test performed upon adoption of SFAS No. 142, it recognized a $488.5 million charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of the Company's reporting units. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized, as permitted under accounting standards existing at that time, in which evaluations of goodwill impairment were made by the Company using estimated future undiscounted cash flows to determine if goodwill would be recoverable. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax, in the six months ended June 30, 2002.

     The Company further recognized an interim non-cash goodwill impairment charge of approximately $166.6 million for the three months ended June 30, 2002. Impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets the Company serves as evidenced by an increased number of bankruptcies in the telecommunications industry, continued devaluation of several of our customers debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.

    A summary of changes in the Company's goodwill for the six months ended June 30, 2002 is as follows (in thousands):

Balance, January 1, 2002 ...........     $  1,036,982
Acquisitions and adjustments .......           11,826
Transitional impairment ............         (488,472)
Interim impairment .................         (166,580)
                                         ------------
Balance, June 30, 2002 .............     $    393,756
                                         ============

    The Company has also recorded an Other Intangible Asset of $2.1 million related to customer relationships. The weighted average life of this intangible is eight years and accumulated amortization as of June 30, 2002 was approximately $0.1 million. Estimated annual amortization expense for future periods is approximately $0.3 million.

    The unaudited results of operations presented below for the three and six months ended June 30, 2002 and adjusted results of operations for the three and six months ended June 30, 2001, reflect the operations of the Company had the non-amortization provisions of SFAS No. 142 been adopted effective January 1, 2001 (in thousands):

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                        -----------------------------      -----------------------------
                                                            2001             2002              2001             2002
                                                        ------------     ------------      ------------     ------------

Net income (loss) attributable to common stock ....     $     16,451     $   (177,429)     $     45,522     $   (612,817)
Addback: Cumulative effect of change in
  accounting principle, net of tax ................               --               --                --          445,422
                                                        ------------     ------------      ------------     ------------
Reported income (loss) before cumulative
  effect of change in accounting principle ........           16,451         (177,429)           45,522         (167,395)
Addback: Goodwill amortization, net of tax ........            5,570              --             10,918               --
                                                        ------------     ------------      ------------     ------------
Adjusted net income (loss) attributable to
  common stock before cumulative effect
  of change in accounting principle ...............     $     22,021     $   (177,429)     $     56,440     $   (167,395)
                                                        ============     ============      ============     ============
Basic earnings (loss) per share before
  cumulative effect of change in accounting
  principle:
Reported net income (loss) before
  cumulative effect of change in accounting
  principle .......................................     $       0.21     $      (2.26)     $       0.59     $      (2.13)

 Goodwill amortization, net of tax ................             0.07               --              0.14               --
                                                        ------------     ------------      ------------     ------------
Adjusted net income (loss) before cumulative
  effect of change in accounting principle ........     $       0.28     $      (2.26)     $       0.73     $      (2.13)
                                                        ============     ============      ============     ============

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:

 Reported net income (loss) attributable to
  common stock before cumulative effect of
  change in accounting principle ..................     $       0.21     $      (2.26)     $       0.59     $      (2.13)

 Goodwill amortization, net of tax ................             0.07               --              0.14               --
                                                        ------------     ------------      ------------     ------------

Adjusted net income (loss) attributable to
  common stock before cumulative effect of
  change in accounting principle ..................     $       0.28     $      (2.26)     $       0.73     $      (2.13)
                                                        ============     ============      ============     ============

6.  DEBT:

Credit Facility

    The Company has a credit facility with 14 participating banks which matures on June 14, 2004. As of June 30, 2002, the commitment level of the banks was $350.0 million. The credit facility is secured by a pledge of all of the capital stock of the Company's subsidiaries and the majority of the Company's assets and is to provide funds to be used for working capital and for other general corporate purposes. The Company's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. As of June 30, 2002, amounts borrowed under the credit facility bore interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 1.88% at June 30, 2002) plus 1.00% to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 4.75% at June 30, 2002) plus up to 0.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.25% to 0.50%, based on the Company's total funded debt to EBITDA, were due on any unused borrowing capacity under the credit facility. The credit facility contained usual and customary covenants for a credit facility of its nature, including the prohibition of the payment of dividends on common stock, certain financial ratios and indebtedness covenants and the consent of the lenders for acquisitions exceeding a certain level of cash consideration. As of June 30, 2002, $123.0 million was borrowed under the credit facility, and the Company had $62.3 million of letters of credit outstanding, resulting in a borrowing availability of $164.7 million under the credit facility.

    On August 12, 2002, the Company amended the credit facility. As of August 12, 2002, the commitment of the banks under the credit facility was reduced to $275.0 million. The commitment will remain in effect at $275.0 million through March 31, 2003, then reduce to $250.0 million and remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $225.0 million and remain in effect at such amount through the remainder of the term of the credit facility, which matures on June 14, 2004. Amounts borrowed under the credit facility will bear interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of the Company's total funded debt to EBITDA or (b) the bank's prime rate plus up to 2.00%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based the Company's total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including the maximum funded debt to EBITDA, maximum senior debt to EBITDA and minimum interest coverage ratios. However, the amendment is more restrictive with respect to the Company's capital expenditures and asset sales, prohibits any stock repurchase programs or acquisitions, and requires a mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales or upon the issuance of additional debt in excess of $15.0 million. As of August 9, 2002, we had approximately $131.9 million in outstanding borrowings under the credit facility and $62.3 million of letters of credit outstanding, resulting in a borrowing availability of $80.8 million under the credit facility, as amended.

Senior Secured Notes

     In 2000, the Company closed a private placement of $210.0 million principal amount of senior secured notes primarily with insurance companies. The senior secured notes have maturities ranging from three to eight years and, as of June 30, 2002, had a weighted average interest rate of 8.41%. On August 12, 2002, the Company amended the senior secured notes. The senior secured notes, as amended, have financial covenants and restrictions substantially identical to the credit facility and a weighted average interest rate of 9.91%. The amendment also requires a mandatory prepayment of a portion of the proceeds of any asset sales or upon the issuance of additional debt in excess of $15.0 million. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including any mandatory prepayments. Pursuant to an intercreditor agreement, the senior secured notes rank equally in right of repayment with indebtedness under the Company's credit facility.

    In connection with the amendments of both the credit facility and the senior secured notes completed in August 2002, the Company incurred additional debt issuance costs estimated at approximately $3.5 million. The Company will account for these costs in accordance with EITF 98-14 for the credit facility and EITF 96-19 for the senior secured notes. Accordingly, a majority of these costs will be capitalized and amortized over the remaining term of the respective agreements, as amended. As a result of the amendment decreasing the commitment amount of the credit facility, in accordance with EITF 98-14, the Company will be expensing a portion of the unamortized debt issuance costs as interest expense in the third quarter of 2002.

    The Company has specifically provided for non-cash goodwill impairment charges of up to $800 million in its credit facility and senior secured notes resulting from the adoption of SFAS No. 142. Goodwill impairment charges do not violate any covenants in the Company's convertible subordinated notes.

Convertible Subordinated Notes

    During the third quarter of 2000, the Company issued $172.5 million principal amount of convertible subordinated notes. The convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of the Company's common stock at a price of $54.53 per share. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. The Company has the option to redeem the notes beginning July 3, 2003; however, redemption is currently prohibited by the Company's credit facility and senior secured notes.

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

    Aquila is entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible on any matter voted on by the holders of common stock. Subject to certain limitations, Aquila is entitled to elect up to three of the total number of directors of the Company. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of Aquila, be converted at any time into fully paid and non-assessable shares of common stock. The conversion price currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances.

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

    As part of the settlement of the proxy contest with Aquila, the Company agreed with Aquila to amend and restate the Stockholder Rights Plan (or to adopt a new rights plan) so that the Rights will become exercisable if a person or group (other than Aquila) becomes the beneficial owner of 15% of the voting power of the Company's capital stock, or if Aquila's beneficial ownership level in the Company increases from its level of beneficial ownership as of May 20, 2002.

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

    Upon issuance of the 72,701 shares of the Company's common stock pursuant to the 2001 Stock Incentive Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity and will be amortized over the six year restriction period. The compensation expense taken with respect to the restricted shares during the three and six months ended June 30, 2002 was approximately $62,000 and $125,000, respectively.

Stock Employee Compensation Trust

    On March 13, 2002, the Company's board of directors approved the creation of a SECT, to fund certain of the Company's future employee benefit obligations using the Company's common stock. The SECT was established by selling 8.0 million shares of the Company's common stock, including the 986,000 shares of treasury stock the Company purchased in 2001 pursuant to the Company's

Stock Repurchase Plan, to the SECT in exchange for a promissory note plus an amount in cash equal to the aggregate par value of the shares. As part of the settlement of the proxy contest with Aquila, on May 20, 2002, the Company terminated the SECT and repurchased the 7,911,069 shares of common stock remaining in the SECT by canceling the promissory note. The 7,911,069 shares were transferred into treasury stock on May 21, 2002, and were retired on June 28, 2002.

Treasury Stock

     The board of directors of the Company authorized a Stock Repurchase Plan under which up to $75.0 million of the Company's common stock could be repurchased. Under the Stock Repurchase Plan, the Company could conduct purchases through open market transactions in accordance with applicable securities laws. During the second quarter of 2002, the Company purchased 924,500 shares of its common stock for approximately $11.8 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of Quanta's board of directors determined to cease the Stock Repurchase Plan. As a result of the credit facility and senior secured notes amendments, any further stock repurchases are prohibited.

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

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                      2001              2002
                                                  ------------     ------------
                                                         (IN THOUSANDS)

Electric power network services .............     $    379,296     $    455,861
Telecommunications network services .........          343,513          146,369
Cable television network services ...........          133,929          108,454
Ancillary services ..........................          165,622          171,058
                                                  ------------     ------------
                                                  $  1,022,360     $    881,742
                                                  ============     ============

    The Company does not have significant operations or long-lived assets in countries outside of the United States.

9. RELATED PARTY TRANSACTIONS:

    In September 1999, the Company entered into a strategic alliance agreement with Aquila. Under the terms of the strategic alliance agreement, Aquila will use the Company, subject to the Company's ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastructure installation and maintenance and natural gas distribution, installation and maintenance in all areas serviced by Aquila, provided that the Company provides such services at a competitive cost. The strategic alliance agreement has a term of six years.

10. COMMITMENTS AND CONTINGENCIES:

Litigation

    On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint against directors Vincent D. Foster, Jerry
J. Langdon, Louis C. Golm, James R. Ball, John R. Colson, John R. Wilson and Gary A. Tucci. The complaint also named Quanta as a nominal defendant. The complaint alleged that the named directors breached their fiduciary duties by taking certain actions, including the Stockholder Rights Plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of the Company's shares. The complaint sought an order rescinding any actions taken by the named directors in response to the announcement by Aquila and requiring the directors to take steps necessary to maximize the value of Quanta. The complaint further sought damages from the named directors on behalf of a class of stockholders and purportedly on behalf of Quanta for the alleged harm inflicted by the actions of the named directors. On January 22, 2002, Quanta and the named directors filed a motion to dismiss the stockholder complaint. There has been no activity since January 2002. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the plaintiff's claims and that the Company and the named directors have meritorious defenses.

    On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery naming Quanta and each member of the special committee of the Company's board of directors, consisting of all directors other than those designated by Aquila, as defendants. The Aquila complaint alleged that the special committee breached its fiduciary duty in connection with the March 13, 2002 adoption of the Company's SECT and the new employment agreements entered into with certain of the Company's employees and that under Delaware statutory law the shares sold to the SECT were not entitled to vote. As part of the settlement of Aquila's proxy contest, this lawsuit was dismissed with prejudice.

    In addition, certain subsidiaries of the Company are involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

Self-Insurance

    The Company is insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible, as of June 30, 2002, of $500,000 per accident or occurrence. On August 1, 2002, upon renewal of the Company's policies, the deductible was increased to $1,000,000 per occurrence. In addition, effective January 1, 2002, the Company consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2001 and June 30, 2002, the amounts accrued for self-insured claims were $28.3 million and $39.6 million, respectively, with $14.7 million and $24.4 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

Derivatives

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for the Company on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    In October 2001, the Company entered into a forward purchase contract (Contract A) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001 that was substantially complete at March 31, 2002. The objective was to mitigate the variability in the price of natural gas by securing the price the Company will have to pay the Contract A counterparty. On March 29, 2002, the Company entered into a sub-services agreement with one of its customers (the Counterparty Contract) whereby the customer assumed all obligations associated with Contract A. If the customer is unable to fulfill its obligations under the Counterparty Contract, the Company will be responsible for settling the obligations of Contract A. As of June 30, 2002, the fair value of Contract A and the Counterparty Contract was a receivable of $1.2 million and a payable of $1.2 million, respectively.

    In April 2002, the Company entered into another forward purchase contract (Contract B) with settlements through March 2003, in order to secure pricing on anticipated gas requirements related to a project in process at June 30, 2002. The objective was to mitigate the variability in the price of natural gas by securing the price the Company will have to pay the Contract B counterparty. As of June 30, 2002, the fair value of Contract B was $354,000.

Performance Bonds

    In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.

Contingent Consideration

    The Company is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement, and depending upon the ultimate profitability of certain contracts obtained by the operating unit, the Company may be required to pay additional consideration to such former owners with a combination of common stock and cash. At June 30, 2002, the amount of additional consideration based on performance to date was approximately $16.9 million. This amount could be adjusted significantly higher or lower over the term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on April 1, 2002, which is available at the SEC's Web site at www.sec.gov.

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

    Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. As of June 30, 2002, we had a deductible of $500,000 per accident or occurrence related to workers' compensation, employer's liability, automobile and general liability claims. On August 1, 2002, upon renewal of our policies, the deductible was increased to $1,000,000 per occurrence. In addition, effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made.

    Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Selling, general and administrative expenses can be impacted by our customers' inability to pay for services performed.

SIGNIFICANT BALANCE SHEET CHANGES

    Total assets decreased approximately $636.3 million as of June 30, 2002 compared to December 31, 2001. This decrease is primarily due to the following:

    o Goodwill and other intangibles, net decreased $641.3 million due to impairments of goodwill pursuant to Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment by comparing the fair value of each subsidiary with its carrying value.

    o Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $30.3 million primarily due to lower levels of revenue during the first six months of 2002, collections on accounts that were outstanding at December 31, 2001 and an increase of $5.6 million in the allowance for doubtful accounts to reserve for certain customers that have declared bankruptcy during 2002.

    o Inventories increased $6.1 million due primarily to $5.0 million paid for deposits for turbines to be used in future projects, and $1.1 million due to the purchase of cable to perform work on master service contracts.

    o Property and equipment, net increased $4.3 million due to expenditures for equipment necessary to perform contracts and equipment obtained through the acquisition of two companies during the first six months of 2002, offset by depreciation expense recorded during the period.

    o Other assets, net increased $22.2 million due primarily to notes receivable from one of our customers. We have agreed to long-term payment terms until this customer is able to secure alternative financing. The receivables are partially secured and bear interest at 9% per year. At June 30, 2002, the total amount due under these arrangements was $45.6 million, with $40.6 million classified as non-current.

    As of June 30, 2002, total liabilities decreased approximately $21.7 million and stockholders' equity decreased approximately $614.6 million. These fluctuations were primarily due to the following:

    o Deferred income taxes and other non-current liabilities decreased $33.9 million primarily as a result of the recording of a deferred tax asset for the tax benefit related to the impairments of goodwill pursuant to SFAS No. 142, partially offset by increases in the long-term portion of self-insurance reserves.

    o Long-term debt, net of current maturities increased $10.9 million due primarily to borrowings made against our credit facility for the purchase of two companies during the first six months of 2002.

    o Stockholders' equity decreased $614.6 million during the first six months of 2002. This was primarily the result of a net loss attributable to common stock of $612.8 million associated with the impairments of goodwill recorded pursuant to SFAS No. 142 and the purchase of approximately $11.8 million of treasury stock under the Company's Stock Repurchase Plan, partially offset by the issuance of approximately $3.7 million in shares of common stock pursuant to the employee stock purchase plan and the acquisition of two companies which resulted in increased additional paid in capital of $3.4 million.

RESULTS OF OPERATIONS

    The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                                  THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                           ----------------------------------------    ------------------------------------------
                                                  2001                  2002                  2001                   2002
                                           ------------------    ------------------    -------------------    -------------------
                                                  (DOLLARS IN THOUSANDS)                        (DOLLARS IN THOUSANDS)

Revenues ...............................   $ 503,342    100.0%   $ 432,522    100.0%   $1,022,360    100.0%   $ 881,742     100.0%
Cost of services (including
 depreciation) .........................     392,588     78.0      384,362     88.9       802,654     78.5      757,895      86.0
                                           ---------   ------    ---------   ------    ----------   ------    ---------   -------
     Gross profit ......................     110,754     22.0       48,160     11.1       219,706     21.5      123,847      14.0
Selling, general and
  administrative expenses ..............      60,495     12.0       59,489     13.7       102,528     10.0      110,209      12.5
Goodwill impairment ....................          --      0.0      166,580     38.5            --      0.0      166,580      18.8
Goodwill amortization ..................       6,553      1.3           --      0.0        12,857      1.3           --       0.0
                                           ---------   ------    ---------   ------    ----------   ------    ---------   -------
     Income (loss) from operations .....      43,706      8.7     (177,909)   (41.1)      104,321     10.2     (152,942)    (17.3)
Interest expense .......................      (9,138)    (1.8)      (8,035)    (1.9)      (18,366)    (1.8)     (15,889)     (1.8)
Other income, net ......................        (581)    (0.1)       1,183      0.3          (559)     0.0        1,618       0.2
                                           ---------   ------    ---------   ------    ----------   ------    ---------   -------
Income (loss) before income tax
   provision (benefit) and
   cumulative effect of change in
   accounting principle ................      33,987      6.8     (184,761)   (42.7)       85,396      8.4     (167,213)    (18.9)
Provision (benefit) for income taxes ...      17,304      3.5       (7,564)     1.7        39,410      3.9         (282)     (0.0)
                                           ---------   ------    ---------   ------    ----------   ------    ---------   -------
 Income (loss) before cumulative
   effect of change in accounting
   principle ...........................      16,683      3.3     (177,197)   (41.0)       45,986      4.5     (166,931)    (18.9)
Cumulative effect of change in
   accounting principle, net of tax ....          --      0.0           --      0.0            --      0.0      445,422      50.5
                                           ---------   ------    ---------   ------    ----------   ------    ---------   -------

 Net income (loss) .....................   $  16,683      3.3%   $(177,197)   (41.0)%  $   45,986      4.5%   $(612,353)    (69.4)%
                                           =========   ======    =========   ======    ==========   ======    =========   =======

THREE AND SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

    Revenues. Revenues decreased $70.8 million and $140.6 million or, 14.1% and 13.8%, to $432.5 million and $881.7 million for the three and six months ended June 30, 2002. The decrease was attributable to lower revenues, primarily from telecommunications and cable customers, due in part to the continued decrease in capital spending by our customers, the inability of certain of these customers to raise new capital, bankruptcies of certain customers and the overall downturn in the national economy, which have negatively impacted the award of work to specialty contractors. This decrease was partially offset by a full period of contributed revenues for the three and six months ended June 30, 2002 for those companies acquired during 2001.

    Gross profit. Gross profit decreased $62.6 million and $95.9 million, or 56.5% and 43.6%, to $48.2 million and $123.8 million for the three and six months ended June 30, 2002. As a percentage of revenues, gross margin decreased from 22.0% for the three months ended June 30, 2001, to 11.1% for the three months ended June 30, 2002. This decrease in gross margin resulted primarily from declining volumes due to economic factors noted above, significantly lower margins on work performed due to increased pricing pressures and lower asset utilization. Gross margin decreased from 21.5% for the six months ended June 30, 2001, to 14.0% for the six months ended June 30, 2002. The decrease in gross margins for the six months ended June 30, 2002, resulted from the factors noted above for the three months ended June 30, 2002, and higher than normal transition costs on one telecommunications outsourcing contract.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.0 million and increased $7.7 million, or 1.7% and 7.5%, to $59.5 million and $110.2 million for the three and six months ended June 30, 2002. During the three months ended June 30, 2002, we recorded $8.4 million in bad debt expense and $5.9 million in additional proxy costs. During the three months ended June 30, 2001, we recorded $19.4 million in charges including $16.2 million in bad debt expense and $3.2 million in charges associated with the realignment of field personnel and discontinuance of negotiations regarding certain acquisitions. Absent the charges discussed above, selling, general and administrative expenses for the three months ended June 30, 2002 increased approximately $4.1 million, primarily due to the inclusion of a full three months of costs associated with companies acquired after June 2001, higher professional fees due to increased collection efforts on troubled accounts and higher advertising and travel costs associated with increased marketing efforts. For the six months ended June 30, 2002, selling, general and administrative expenses increased due to the impact of the costs previously described and proxy costs incurred in the first quarter of 2002 of $4.6 million.

    Goodwill impairment. During the second quarter of 2002, we recognized an interim non-cash SFAS No. 142 goodwill impairment charge of $166.6 million. Any interim impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets we serve.

    Interest expense. Interest expense decreased $1.1 million and $2.5 million, or 12.1% and 13.5%, to $8.0 million and $15.9 million, for the three and six months ended June 30, 2002, due to lower average levels of debt outstanding under the credit facility for the three and six months ended June 30, 2002 and lower average interest rates.

    Provision (benefit) for income taxes. The benefit for income taxes was $7.6 million and $0.3 million for the three and six months ended, June 30, 2002, with an effective tax rate of (4.1%) and 0.2%, respectively, compared to a provision of $17.3 million and $39.4 million for the three and six months ended June 30, 2001, with effective tax rates of 50.9% and 46.1%, respectively. The lower tax rate in 2002 reflects the elimination of goodwill amortization expense according to the current accounting standard, the majority of which had been non-deductible in 2001. Our 2002 annual tax rate is expected to be approximately 0.0% due to the net realizable benefit relating to the goodwill impairment charge offset by tax expense on permanent differences.

    Cumulative effect of change in accounting principle, net of tax. Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a charge, net of tax, of $445.4 million to reduce the carrying value of the goodwill of our reporting units to its implied fair value. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rule was reflected as a cumulative effect of change in accounting principle in the six months ended June 30, 2002.

    Net Income (loss). Net income decreased $193.9 million and $658.3 million to net losses of $177.2 million and $612.4 million for the three and six months ended June 30, 2002, compared to net income of $16.7 million and $46.0 million for the three and six months ended June 30, 2001, primarily due to impairments of goodwill recorded pursuant to SFAS No. 142 and decreased gross profit as described above.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, we had cash and cash equivalents of $4.6 million, working capital of $312.8 million and long-term debt of $511.2 million, net of current maturities. Our long-term debt balance at that date included borrowings of $123.0 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $5.7 million of other debt. In addition, we had $62.3 million of letters of credit outstanding under the credit facility.

    During the six months ended June 30, 2002, operating activities provided net cash flow of $52.8 million. We used net cash in investing activities of $56.8 million, including $33.4 million used for capital expenditures, $8.0 million used for the purchase of two businesses, net of cash acquired, and $17.2 million in additional notes receivable issued during the six months. Financing activities provided a net cash flow of $2.3 million, resulting primarily from $13.7 million of borrowings under our credit facility, partially offset by $11.8 million from the purchase of common stock under the Stock Repurchase Plan.

     On August 12, 2002, we amended our credit facility. As of August 12, 2002, the commitment of the banks under the credit facility was reduced to $275.0 million. The commitment will remain in effect at $275.0 million through March 31, 2003, then reduce to $250.0 million and remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $225.0 million and remain in effect at such amount through the remainder of the term of the credit facility, which matures on June 14, 2004. Amounts borrowed under the credit facility will bear interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of our total funded debt to EBITDA or (b) the bank's prime rate plus up to 2.00%, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on our total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including the maximum funded debt to EBITDA, maximum senior debt to EBITDA and minimum interest coverage. However, the amendment is more restrictive with respect to our capital expenditures and asset sales, prohibits any stock repurchase programs or acquisitions, and requires mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales or upon the issuance of additional debt in excess of $15.0 million. As of August 9, 2002, we had approximately $131.9 million in outstanding borrowings under the credit facility and $62.3 million of letters of credit outstanding, resulting in a borrowing availability of $80.8 million under the credit facility, as amended. Our current borrowing rate is LIBOR plus 3.50%.

     As of June 30, 2002, we had $210.0 million of senior secured notes which have maturities ranging from three to eight years with a weighted average interest rate of 8.41%. On August 12, 2002, we amended the senior secured notes. The senior secured notes, as amended, have financial covenants and restrictions substantially identical to those under the credit facility and a weighted average interest rate of 9.91%. The amendment also requires a mandatory prepayment of a portion of the proceeds of any asset sales or upon the issuance of additional debt in excess of $15.0 million. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including, any mandatory prepayments. Pursuant to an intercreditor agreement, the senior secured notes rank equally in right of repayment with indebtedness under our credit facility.

    In connection with the amendments of both the credit facility and the senior secured notes in August 2002, we incurred additional debt issuance costs estimated at approximately $3.5 million. We will account for these costs in accordance with EITF 98-14 for the credit facility and EITF 96-19 for the senior secured notes. Accordingly, a majority of these costs will be capitalized and amortized over the remaining term of the respective agreements, as amended. As a result of the amendment decreasing the commitment amount of the credit facility, in accordance with EITF 98-14, we will be expensing a portion of the unamortized debt issuance costs as interest expense in the third quarter of 2002.

    As of June 30, 2002, we had $172.5 million in convertible subordinated notes that bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principle amount, plus accrued and unpaid interest.

    We anticipate that our cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, further deterioration in the markets we serve, coupled with the lowered capacity under our credit facility, may negatively impact our ability to meet such needs.

    We have specifically provided for non-cash goodwill impairment charges up to $800 million in our credit facility and senior secured notes resulting from the adoption of SFAS No. 142. Goodwill impairment charges do not violate any covenants in our convertible subordinated notes.

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

    Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

    Our future contractual obligations, including interest under capital leases, are as follows (in thousands):

                                    TOTAL      2002       2003       2004       2005       2006    THEREAFTER
                                  --------   --------   --------   --------   --------   --------  ----------

Long-term debt obligations
  including capital leases ....   $518,804   $  5,059   $  5,342   $124,896   $103,811   $  5,196   $274,500
Operating lease obligations ...   $ 55,891   $ 16,839   $ 16,427   $  9,124   $  7,241   $  3,347   $  2,913

    We also had $62.3 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program at June 30, 2002. While not actual borrowings, letters of credit do reflect potential liabilities under our credit facility and therefore are treated as a use of borrowing capacity under our credit facility. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2002. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one year periods. Borrowing availability under our credit facility was $164.7 million as of June 30, 2002 and was $80.8 under the credit facility, as amended, as of August 9, 2002.

    Stock Repurchase Plan. Our board of directors authorized a Stock Repurchase Plan under which up to $75.0 million of our common stock could be repurchased. Under the Stock Repurchase Plan, we could conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, we purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to the Stock Employee Compensation Trust (SECT), and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after we terminated the SECT. During the second quarter of 2002, Quanta purchased 924,500 shares of its common stock for approximately $11.8 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of our board of directors determined to cease the Stock Repurchase Plan. As a result of the credit facility and senior secured notes amendments, any further stock repurchases are prohibited.

    Stock Employee Compensation Trust. On March 13, 2002, our board of directors approved the creation of a SECT, to fund certain of our future employee benefit obligations using our common stock. The SECT was established by selling 8.0 million shares of our common stock, including the 986,000 shares of treasury stock we purchased during 2001 pursuant to our Stock Repurchase Plan, to the SECT in exchange for a promissory note plus an amount in cash equal to the aggregate par value of the shares. As part of the settlement of the proxy contest with Aquila, on May 20, 2002, we terminated the SECT and repurchased the 7,911,069 shares of common stock remaining in the SECT by canceling the promissory note. The 7,911,069 shares transferred into treasury stock on May 21, 2002 and were retired on June 28, 2002.

    Litigation. On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint against directors Vincent D. Foster, Jerry J. Langdon, Louis C. Golm, James R. Ball, John R. Colson, John R. Wilson and Gary A. Tucci. The complaint also named Quanta as a nominal defendant. The complaint alleged that the named directors breached their fiduciary duties by taking certain actions, including the Stockholder Rights Plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of our shares. The complaint sought an order rescinding any actions taken by the named directors in response to the announcement by Aquila and requiring the directors to take steps necessary to maximize the value of Quanta. The complaint further sought damages from the named directors on behalf of a class of stockholders and purportedly on behalf of Quanta for the alleged harm inflicted by the actions of the named directors. On January 22, 2002 Quanta and the named directors filed a motion to dismiss the stockholder complaint. There has been no activity since January 2002. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the plaintiff's claims and that Quanta and the named directors have meritorious defenses.

    On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery naming Quanta and each member of the special committee of our board of directors, consisting of all directors other than those designated by Aquila, as defendants. The Aquila complaint alleged that the special committee breached its fiduciary duty in connection with the March 13, 2002 adoption of the SECT and the new employment agreements entered into with certain of our employees and that under Delaware statutory laws the shares sold to the SECT were not entitled to vote. As part of the settlement of Aquila's proxy contest, this lawsuit was dismissed with prejudice.

    In addition, certain of our subsidiaries are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such legal actions will have a material adverse effect on our financial position or results of operations.

    Acquisitions. During the first six months of 2002, we acquired two companies for an aggregate consideration of 251,079 shares of common stock and approximately $8.0 million in cash, net of cash acquired. The cash portion of such consideration was provided by proceeds from borrowings under the credit facility. In connection with the amendment of our credit facility and senior secured notes, we are prohibited from making additional acquisitions.

    Concentration of Credit Risk. We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. We generally are entitled for work performed and have certain lien rights on our services provided. As previously discussed herein, our customers in the telecommunications business have experienced significant financial difficulties and, in several instances, filed for bankruptcy. Also, our utility customers are experiencing business challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility on services we have performed. No customer accounted for more than 10% of accounts receivable or revenues for the six months ended June 30, 2001 or 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (Opinion No. 30). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. Upon the adoption of SFAS No. 145, if we record any extraordinary items related to the extinguishment of debt, we will have to reclassify such items in our prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities initiated after December 31, 2002.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our board of directors. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        Accounts Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer's access to capital, our customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. For example, certain of our customers, primarily large public telecommunications carriers, have filed for bankruptcy in the quarter ended June 30, 2002, or have been experiencing financial difficulties, and as a result we increased our reserves in June 2002 to reflect that certain customers may be unable to meet their obligations to us in the future. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

        Goodwill. As stated in Note 5 of Notes to Condensed Consolidated Financial Statements, FASB Statement No. 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate, or a loss of key personnel, among others. The Statement requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets, as compared to our accounting policy for the assessment of goodwill impairment in 2001, which was based on an undiscounted cash flow model. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

        Revenue Recognition. We typically record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Changes in job performance, job conditions and final contract settlements, among others, are factors that influence the assessment of the total estimated costs to complete these contracts.

        Self-Insurance. We are insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $500,000 per accident or occurrence. On August 1, 2002, upon renewal of our policies, the deductible was increased to $1,000,000 per occurrence. In addition, effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

OUTLOOK

     The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

     Like many companies who provide installation and maintenance services to the electrical power, gas, telecommunications and cable television industries, we are facing a number of challenges. Our operating environment has changed dramatically. The telecommunications and utility markets have experienced substantial change in just the past few months as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of several of our utility clients debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels.

     We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and right sizing initiatives to match the markets we serve. These initiatives include aligning our work force with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among others, severance, facility and other exit costs as we execute upon these initiatives.

     We expect continued demand for our services from our utility and gas customers throughout 2002 with continued weakness in demand for our services from our telecommunications and cable customers and relatively level demand for our services from our ancillary customers. Competitive pressures on our customers caused by deregulation, return to core competencies and cost reductions have caused an increased focus on outsourcing services. We believe that we are adequately positioned to provide these services with our proven full-service providers with broad geographic reach, financial capability and technical expertise.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
-    Projected operating or financial results;
-    Expectations regarding capital expenditures;
-    The effects of competition in our markets;
-    The duration and extent of the current economic downturn;
- Materially adverse changes in economic conditions in the markets served by us or by our customers, and;
-    Our ability to achieve cost savings.
- Any or all of Quanta's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and or by known or unknown risks and uncertainties, including the following:
-    Beliefs or assumptions about the outlook for markets we serve;
-    The Company's ability to effectively compete for market share;
-    The duration and extent of the current economic downturn;
-    Beliefs and assumptions about the collectibility of receivables;
- Material adverse changes in economic conditions in the markets served by us or by our customers;
- Rapid technological and structural changes that could reduce the demand for the services we provide;
-    Replacement of our contracts as they are completed or expire;
-    Retention of key personnel and;
- The cost of borrowing, availability of credit and other factors affecting Quanta's financing activities.

Many of these factors will be important in determining Quanta's actual future results. Consequently, no forward-looking statement can be guaranteed. Quanta's actual future results may vary materially from those expressed or implied in any forward-looking statements.

All of Quanta's forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, Quanta disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk primarily related to potential adverse changes in interest rates and, to a certain extent, commodity prices, as discussed below. Management does not generally use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. As of June 30, 2002, however, we had two derivative contracts outstanding which related to anticipated exposure in the price of natural gas. We are exposed to credit risk in the event of non-performance by the derivative counterparty. However, we monitor our derivative positions by regularly evaluating our positions and the credit worthiness of the counterparties, which we consider credit worthy at June 30, 2002. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

    The sensitivity analyses below, which illustrates our hypothetical potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2002 earnings. The sensitivity analyses presented do not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.

    Interest Rates. As of June 30, 2002, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of June 30, 2002, approximately 23.7% of our long-term obligations were floating rate obligations. As of June 30, 2002, the fair value of our variable rate debt of $123.0 million approximated book value, and the fair value of our fixed-rate debt of $395.8 million was approximately $334.4 million based upon discounted future cash flows using incremental borrowing rates and current market prices. The detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in both variable and fixed interest rates would be approximately $0.6 million and $2.0 million, respectively.

    Commodity Price Exposure. In October 2001, we entered into a forward purchase contract (Contract A) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001 that was substantially complete at March 31, 2002. Our objective was to mitigate the variability in the price of natural gas by securing the price we will have to pay the Contract A counterparty. On March 29, 2002, we entered into a sub-services agreement with one of our customers (the Counterparty Contract) whereby the customer assumed all obligations associated with Contract A. If the customer is unable to fulfill its obligations under the Counterparty Contract, we will be responsible for settling the obligations of Contract A. As of June 30, 2002, the fair value of Contract A and the Counterparty Contract was a receivable of $1.2 million and a payable of $1.2 million, respectively.

    In April 2002, we entered into another forward purchase contract (Contract
B) with settlements through March 2003, in order to secure pricing on anticipated gas requirements related to a project in process at June 30, 2002. Our objective was to mitigate the variability in the price of natural gas by securing the price we will have to pay the Contract B counterparty. As of June 30, 2002, the fair value of Contract B was $354,000.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES.

    (c) Unregistered Sales of Securities.

    Between March 31, 2002, and June 30, 2002, the Company completed one acquisition in which some of the consideration was unregistered securities of the Company. The consideration paid in this transaction was $7.6 million in cash and 211,200 shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

    All securities listed on the following table were shares of common stock. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration. All issuances were to the owners of businesses acquired in privately negotiated transactions, not pursuant to public solicitation.

                         NUMBER OF
             DATE         SHARES          PURCHASERS              CONSIDERATION
             ----        ---------   ----------------------   ----------------------

            04/15/02      211,200    Six owners of Mustang    Acquisition of Mustang
                                     Line Contractors, Inc.   Line Contractors, Inc.

    On March 13, 2002, the Company sold 8.0 million shares of common stock to the SECT in exchange for a promissory note, plus an amount equal to the aggregate par value of the shares. As part of the settlement of the proxy contest with Aquila, on May 20, 2002, the Company terminated the SECT and repurchased the 7,911,069 shares of common stock remaining in the SECT by canceling the promissory note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 20, 2002, the Company and Aquila announced that they reached an agreement for Aquila to terminate its proxy contest for control of Quanta's board of directors. The Company's definitive proxy statement filed on June 4, 2002, contains a discussion of the terms of the settlement. The costs associated with the proxy contest and negotiations with Aquila were approximately $11.6 million.

    The Company held its annual meeting of stockholders in Houston, Texas on June 28, 2002. Ten members were elected to the board of directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified.

    The following six individuals were elected to the board of directors by the holders of the common stock and the Series A Convertible Preferred Stock of the Company, voting together:

Nominee                            For          Withheld
-------                        ----------      ----------

James R. Ball ............     66,745,247        866,321
John R. Colson ...........     66,806,186        805,382
Terrence P. Dunn .........     66,251,138      1,306,430
Louis C. Golm ............     66,806,186        805,382
Gary A. Tucci ............     66,806,186        805,382
John R. Wilson ...........     66,806,186        805,382

    The following three individuals were elected to the board of directors by the holders of the Series A Convertible Preferred Stock of the Company: Robert
K. Green, Edward K. Mills and Keith G. Stamm. Each of these individuals was elected by a vote of 3,444,961 shares of the Series A Convertible Preferred Stock, being all of the outstanding shares of Series A Convertible Preferred Stock cast for or against, with no shares voted against or abstaining.

    The holders of Limited Vote Common stock of the Company elected Vincent D. Foster to the board of directors. Mr. Foster was elected by a vote of 625,932 shares of the Limited Vote Common Stock, being more than a plurality of the outstanding shares of Limited Vote Common Stock cast for or against, with no shares voted against or abstaining.

    No other matters were submitted to a vote of the stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
   3.1     --   Amended and Restated Certificate of Incoporation (previously filed as Exhibit 3.1 to the Company's Registration Statement on
                Form S-1 (No. 333-42957) and incorporated herein by reference)
   3.2     --   Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company's 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
   3.3     --   Certificate of Amendment to the Amended and Restated Certificate
                of Incorporation (previously filed as Exhibit 3.3 to the
                Company's Registration Statement on Form S-3 (No. 333-81419)
                filed June 23, 1999 and incorporated herein by reference)
   3.4     --   Certificate of Designation for the Series A Preferred Stock
                (previously filed as Exhibit 3.4 to the Company's Registration
                Statement of Form S-3 (No. 333- 90961) filed November 15, 1999 and incorporated herein by reference)
   3.5     --   Certificate of Designation for the Series B Preferred Stock
                (previously filed as Exhibit 3.5 to the Company's 1999 Form 10-K
                (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
   3.6     --   Certificate of Correction to Certificate of Designation for the
                Series A Preferred Stock (previously filed as Exhibit 3.6 to the
                Company's 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
   3.7     --   Certificate of Amendment of the Certificate of Designation,
                Rights and Limitations of the Series A Convertible Preferred
                Stock (previously filed as Exhibit 3.7 to the Company's 2001
                Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
   3.8     --   Certificate of Amendment to the Amended and Restated Certificate
                of Incorporation (previously filed as Exhibit 3.8 to the
                Company's 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
   3.9     --   Certificate of Designation of Series C Junior Convertible
                Preferred Stock (previously filed as Exhibit 3.9 to the
                Company's 2001 Form 10-K (No. 001- 13831) filed April 1, 2002 and incorporated herein by reference)
   3.10    --   Certificate of Increase of Series B Junior Participating
                Preferred Stock (previously filed as Exhibit 3.10 to the
                Company's 2001 Form 10-K (No. 001- 13831) filed April 1, 2002 and incorporated herein by reference)
   4.14    --   Eighth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
  10.30    --   Employment Agreement, dated as of March 13, 2002, by and between
                Quanta Services, Inc. and James F. O'Neill, III (filed herewith)
  10.31    --   Settlement and Governance Agreement between Quanta Services,
                Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company's Form 8-K (No. 001-13831)
                filed May 22, 2002 and incorporated herein by reference)
  10.32    --   Amended and Restated Investors' Rights Agreement between Quanta
                Services, Inc. and Aquila, Inc., dated as of May 20, 2002
                (previously filed as Exhibit 10.2 to the Company's Form 8-K (No.
                001-13831) filed May 22, 2002 and incorporated herein by
                reference)
  10.33    --   Amendment No. 1 to Note Purchase Agreement dated as of March 1,
                2000 between Quanta Services, Inc. and the Purchasers named therein (filed herewith)
  99.1     --   Certification of Periodic Report by Chief Executive Officer
                (filed herewith)
  99.2     --   Certification of Periodic Report by Chief Financial Officer
                (filed herewith)


    (b) Reports on Form 8-K.

    (1) Quanta filed a Form 8-K on May 22, 2002 in which it reported that it reached an agreement for Aquila to terminate its proxy contest for control of Quanta's board of directors.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 QUANTA SERVICES, INC.

                                 By:       /s/ DERRICK A. JENSEN
                                    -------------------------------------
                                               Derrick A. Jensen
                                        Vice President, Controller and
                                           Chief Accounting Officer

Dated: August 14, 2002

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  4.14     --   Eighth Amendment and Consent to Third Amended and Restated
                Secured Credit Agreement (filed herewith)
 10.30     --   Employment Agreement, dated as of March 13, 2002, by and between
                Quanta Services, Inc and James F. O'Neill, III (filed herewith)
 10.33     --   Amendment No. 1 to Note Purchase Agreement dated as of March 1,
                2000 between Quanta Services, Inc. and the Purchasers named therein (filed herewith)
  99.1     --   Certification of Periodic Report by Chief Executive Officer
                (filed herewith)
  99.2     --   Certification of Periodic Report by Chief Financial Officer
                (filed herewith)