Form 10-Q
period 2002-09-30
QUANTA SERVICES INC
filed 2002-11-15
CIK 1050915

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

  (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                    OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM          TO         .


                          COMMISSION FILE NO. 001-13831

                                 ---------------

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

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    68,466,639 shares of Common Stock were outstanding as of October 31, 2002. As of the same date, 1,083,750 shares of Limited Vote Common Stock were outstanding.

================================================================================

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION
ITEM 1.   Financial Statements
  QUANTA SERVICES, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets...............................................    1
  Consolidated Statements of Operations.....................................    2
  Consolidated Statements of Cash Flows.....................................    3
  Notes to Condensed Consolidated Financial Statements......................    4
ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   13
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........   22
ITEM 4.   Controls and Procedures...........................................   22
PART II. OTHER INFORMATION
ITEM 1.   Legal Proceedings.................................................   23
ITEM 6.   Exhibits and Reports on Form 8-K..................................   23
Signature...................................................................   25
Certifications..............................................................   26

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                                               2001           2002
                                                                                           ------------   -------------
                                                                                                           (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................................. $     6,287    $    15,365
  Accounts receivable, net of allowances of $35,856 and $37,582, respectively ............     451,870        391,871
  Costs and estimated earnings in excess of billings on uncompleted contracts ............      57,433         61,382
  Inventories ............................................................................      25,053         27,178
  Current deferred taxes..................................................................      22,063         42,016
  Prepaid expenses and other current assets ..............................................      14,414         11,590
                                                                                           -----------    -----------
          Total current assets ...........................................................     577,120        549,402
PROPERTY AND EQUIPMENT, net ..............................................................     385,480        379,120
ACCOUNTS AND NOTES RECEIVABLE, net of allowances of $-- and $28,389, respectively ........      29,541         52,579
OTHER ASSETS, net ........................................................................      13,778         20,657
GOODWILL AND OTHER INTANGIBLES, net ......................................................   1,036,982        395,662
                                                                                           -----------    -----------
          Total assets ................................................................... $ 2,042,901    $ 1,397,420
                                                                                           ===========    ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt ................................................... $     8,063    $     6,874
  Accounts payable and accrued expenses ..................................................     202,327        192,401
  Billings in excess of costs and estimated earnings on uncompleted contracts ............      31,140         16,447
                                                                                           -----------    -----------
          Total current liabilities ......................................................     241,530        215,722
LONG-TERM DEBT, net of current maturities ................................................     327,774        345,548
CONVERTIBLE SUBORDINATED NOTES ...........................................................     172,500        172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES ..................................      94,346         76,718
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares authorized:
     Series A Convertible Preferred Stock, 3,444,961 shares issued and outstanding .......          --             --
  Common Stock, $.00001 par value, 300,000,000 shares authorized, 60,629,965 and
     61,633,294 shares issued and 59,643,965 and 60,706,923 outstanding, respectively ....          --             --
  Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized,
     1,116,238 and 1,083,750 shares issued and outstanding, respectively .................          --             --
  Additional paid-in capital .............................................................     952,380        950,127
  Deferred compensation ..................................................................      (1,770)        (1,583)
  Retained earnings (deficit) ............................................................     271,448       (349,919)
  Treasury Stock, at cost, 986,000 and 926,371 common
     shares, respectively ................................................................     (15,307)       (11,693)
                                                                                           -----------    -----------
          Total stockholders' equity .....................................................   1,206,751        586,932
                                                                                           -----------    -----------
          Total liabilities and stockholders' equity ..................................... $ 2,042,901    $ 1,397,420
                                                                                           ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ------------------------      --------------------------
                                                    2001           2002            2001           2002
                                                 ---------      ---------      -----------    -----------
REVENUES .....................................   $ 504,472      $ 436,215      $ 1,526,832    $ 1,317,957
COST OF SERVICES (including depreciation) ....     394,249        381,947        1,196,903      1,139,842
                                                 ---------      ---------      -----------    -----------
  Gross profit ...............................     110,223         54,268          329,929        178,115
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .      45,281         68,747          147,809        178,956
GOODWILL IMPAIRMENT ..........................          --             --               --        166,580
GOODWILL AMORTIZATION ........................       6,569             --           19,426             --
                                                 ---------      ---------      -----------    -----------
  Income (loss) from operations ..............      58,373        (14,479)         162,694       (167,421)
OTHER INCOME (EXPENSE):
  Interest expense ...........................      (9,046)        (9,807)         (27,412)       (25,696)
  Other, net .................................          57         (1,674)            (502)           (56)
                                                 ---------      ---------      -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION
  (BENEFIT) AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE .......................      49,384        (25,960)         134,780       (193,173)
PROVISION (BENEFIT) FOR INCOME TAXES .........      23,061        (17,644)          62,471        (17,926)
                                                 ---------      ---------      -----------    -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE .............      26,323         (8,316)          72,309       (175,247)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX ......................          --             --               --        445,422
                                                 ---------      ---------      -----------    -----------
NET INCOME (LOSS) ............................      26,323         (8,316)          72,309       (620,669)
DIVIDENDS ON PREFERRED STOCK .................         234            234              698            698
                                                 ---------      ---------      -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCK ......................................   $  26,089      $  (8,550)     $    71,611    $  (621,367)
                                                 =========      =========      ===========    ===========
EARNINGS (LOSS) PER SHARE:
  Basic Earnings (Loss) per Share
     Before Cumulative Effect of Change in
     Accounting Principle ....................   $    0.34      $   (0.11)     $      0.94    $     (2.24)
  Cumulative Effect of Change in Accounting
     Principle, Net of Tax ...................          --             --               --          (5.70)
                                                 ---------      ---------      -----------    -----------
  Basic Earnings (Loss) per Share ............   $    0.34      $   (0.11)     $      0.94    $     (7.94)
                                                 =========      =========      ===========    ===========

  Diluted Earnings (Loss) per Share
     Before Cumulative Effect of Change in
     Accounting Principle ....................   $    0.34      $   (0.11)     $      0.92    $     (2.24)
  Cumulative Effect of Change in Accounting
     Principle, Net of Tax ...................          --             --               --          (5.70)
                                                 ---------      ---------      -----------    -----------
  Diluted Earnings (Loss) per Share ..........   $    0.34      $   (0.11)     $      0.92    $     (7.94)
                                                 =========      =========      ===========    ===========
SHARES USED IN COMPUTING EARNINGS (LOSS) PER
  SHARE:
  Basic ......................................      77,552         78,033           76,941         78,189
                                                 =========      =========      ===========    ===========
  Diluted ....................................      78,206         78,033           78,184         78,189
                                                 =========      =========      ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                                -----------------------    -----------------------
                                                                                    2001         2002         2001         2002
                                                                                 ---------    ---------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to common stock .............................   $  26,089    $  (8,550)   $  71,611    $ (621,367)
  Adjustments to reconcile net income attributable to common stock to net cash provided by (used in) operating activities --
    Cumulative effect of change in accounting principle, net of tax ..........          --           --           --       445,422
    Goodwill impairment ......................................................          --           --           --       166,580
    Depreciation and amortization ............................................      20,397       15,276       58,555        45,293
    Loss on sale of property and equipment ...................................          96          527          851         1,223
    Loss on sale of subsidiary ...............................................          --          667           --           667
    Allowance for doubtful accounts ..........................................       1,106       24,642       19,030        30,209
    Deferred income tax provision (benefit) ..................................       4,388        6,761          487       (11,509)
    Preferred stock dividend .................................................         234          234          698           698
  Changes in operating assets and liabilities, net of non-cash transactions --
    (Increase) decrease in --
      Accounts receivable ....................................................     (28,476)      (2,316)     (59,487)       29,116
      Costs and estimated earnings in excess of billings on uncompleted
         contracts ...........................................................       3,418       (2,183)      (1,982)      (11,692)
      Inventories ............................................................       2,325        3,949       (1,687)       (2,125)
      Prepaid expenses and other current assets ..............................      (3,201)       2,663          412         2,873

    Increase (decrease) in ...................................................          --
      Accounts payable and accrued expenses ..................................     (24,765)     (30,956)        (102)         (781)
      Billings in excess of costs and estimated earnings on uncompleted
         contracts ...........................................................      (6,104)      (4,246)         (46)      (14,819)
      Other, net .............................................................        (302)       2,729       (1,764)        2,231
                                                                                 ---------    ---------    ---------    ----------
         Net cash provided by (used in) operating activities .................      (4,795)       9,197       86,576        62,019
                                                                                 ---------    ---------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment ...............................         739        1,147        2,650         2,876
  Additions of property and equipment ........................................     (18,443)      (6,433)     (72,800)      (39,804)
  Cash paid for acquisitions, net of cash acquired ...........................     (31,267)          --     (113,719)       (8,000)
  Notes receivable ...........................................................          --          (46)       2,658       (17,252)
  Net proceeds from sale of business .........................................          --          178           --           178
                                                                                 ---------    ---------    ---------    ----------
         Net cash used in investing activities ...............................     (48,971)      (5,154)    (181,211)      (62,002)
                                                                                 ---------    ---------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank lines of credit .......................      66,580        7,920       93,700        21,590
  Proceeds from other long-term debt .........................................         422          633        1,992         2,449
  Payments on other long-term debt ...........................................      (2,822)      (2,412)     (14,727)       (8,511)
  Debt amendment costs .......................................................          --       (2,700)          --        (2,700)
  Issuances of stock, net of offering costs ..................................       4,623        3,222        8,721         6,872
  Stock repurchases ..........................................................     (15,307)          77      (15,307)      (11,725)
  Exercise of stock options ..................................................         277            5        5,729         1,086
                                                                                 ---------    ---------    ---------    ----------
         Net cash provided by (used in) financing activities .................      53,773        6,745       80,108         9,061
                                                                                 ---------    ---------    ---------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................           7       10,788      (14,527)        9,078
CASH AND CASH EQUIVALENTS, beginning of period ...............................       2,772        4,577       17,306         6,287
                                                                                 ---------    ---------    ---------    ----------
CASH AND CASH EQUIVALENTS, end of period .....................................   $   2,779    $  15,365    $   2,779    $   15,365
                                                                                 =========    =========    =========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
    Interest .................................................................   $  15,429    $  11,676    $  32,803    $   23,183
    Income taxes .............................................................      28,019          787       34,194         6,282

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS AND ORGANIZATION:

    Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. The consolidated financial statements of Quanta include the accounts of Quanta and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Since its inception and through 2001, Quanta acquired 86 businesses. Quanta has acquired two additional businesses through September 30, 2002 for an aggregate consideration of 251,079 shares of common stock and approximately $8.0 million in cash, net of cash acquired.

    In the course of its operations, Quanta is subject to certain risk factors, including but not limited to risks related to: the financial condition of Quanta's customers, rapid technological and structural changes in the industries Quanta serves, internal growth and operating strategies, economic downturn, the collectibility of receivables, acquisition integration and financing, significant fluctuations in quarterly results, contracts, management of growth, dependence on key personnel, availability of qualified employees, unionized workforce, competition, recoverability of goodwill, potential exposure to environmental liabilities and anti-takeover measures.

Interim Condensed Consolidated Financial Information

    These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.

    It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in Quanta's Annual Report on Form 10-K, which was filed with the SEC on April 1, 2002.

Use of Estimates and Assumptions

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of net revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta's beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta's assessment of the allowance for doubtful accounts, valuation of inventory, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities and revenue recognition under percentage-of-completion accounting. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest 12 months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

    As of September 30, 2002, Quanta has provided allowances for doubtful accounts of approximately $66.0 million. Certain of Quanta's customers, several of them large public telecommunications carriers, have filed for bankruptcy in the nine months ended September 30, 2002 or have been experiencing financial difficulties. Also, a number of Quanta's utility customers are experiencing financial difficulties in the current business climate. Should additional customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customers revenues or cash flows could affect our ability to collect amounts due from them.

    In June 2002, one of our customers, Adelphia Communications Corporation filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as Accounts and Notes Receivable as of September 30, 2002. Also included in Accounts and Notes Receivable are amounts due from another customer, relating to the construction of independent power plants. As of September 30, 2002, the total balance due from both of these customers was $78.4 million, net of an allowance for doubtful accounts of $28.4 million.

2.  PER SHARE INFORMATION:

    Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2002 is illustrated below (in thousands):

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        -------------------    ---------------------
                                                          2001       2002        2001        2002
                                                        --------   --------    --------   ----------
        NET INCOME (LOSS):
          Net income (loss) attributable to common
             stock ..................................   $ 26,089   $ (8,550)   $ 71,611   $ (621,367)
          Dividends on Preferred Stock ..............        234        234         698          698
                                                        --------   --------    --------   ----------
          Net income (loss) for basic earnings per
             share ..................................     26,323     (8,316)     72,309     (620,669)
                                                        --------   --------    --------   ----------
          Effect of convertible subordinated notes
             under the "if converted" method --
             interest expense addback, net of taxes .         --         --          --           --
                                                        --------   --------    --------   ----------
          Net income (loss) for diluted earnings
             per share ..............................   $ 26,323   $ (8,316)   $ 72,309   $ (620,669)
                                                        ========   ========    ========   ==========
        WEIGHTED AVERAGE SHARES:
          Weighted average shares outstanding for
             basic earnings per share, including
             Convertible Preferred Stock ............     77,552     78,033      76,941       78,189
          Effect of dilutive stock options ..........        654         --       1,243           --
          Effect of convertible subordinated notes
             under the "if converted" method --
             weighted convertible shares ............         --         --          --           --
                                                        --------   --------    --------   ----------
          Weighted average shares outstanding for
             diluted earnings per share .............     78,206     78,033      78,184       78,189
                                                        ========   ========    ========   ==========

    Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings per share. For the three and nine months ended September 30, 2001, stock options of approximately 5.5 million and 2.4 million, respectively were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of Quanta's common stock. For the three and nine months ended September 30, 2002, stock options of approximately 9.3 million and 8.3 million, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive. For the three and nine months ended September 30, 2001 and September 30, 2002, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

3.  INCOME TAXES:

    Certain of the businesses Quanta has acquired were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective stockholders. Effective with the acquisitions, the S corporations converted to C corporations. Accordingly, an estimated deferred tax liability has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these former S corporations. For purposes of these consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

4.  NEW ACCOUNTING PRONOUNCEMENTS:

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (Opinion No. 30). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for Quanta beginning January 1, 2003. Upon the adoption of SFAS No. 145, if Quanta records any extraordinary items related to the extinguishment of debt, Quanta will have to reclassify such items in its prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, Quanta will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities, initiated after December 31, 2002. Quanta has not determined the impact, if any, that the adoption of this statement will have on its financial position or results of operations.

5.  GOODWILL AND OTHER INTANGIBLES:

    Effective January 1, 2002, Quanta adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

    Material amounts of recorded goodwill attributable to each of Quanta's reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), Quanta expects to perform impairment tests annually during the fourth quarter after the annual budgeting process.

    Based on Quanta's transitional impairment test performed upon adoption of SFAS No. 142, it recognized a $488.5 million charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of Quanta's reporting units. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized, as permitted under accounting standards existing at that time, in which evaluations of goodwill impairment were made by Quanta using estimated future undiscounted cash flows to determine if goodwill would be recoverable. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax, in the nine months ended September 30, 2002.

    Quanta further recognized an interim non-cash goodwill impairment charge of approximately $166.6 million during the nine months ended September 30, 2002. Impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets Quanta serves as evidenced by an increased number of bankruptcies in the telecommunications industry, continued devaluation of several of Quanta's customers' debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.

    A summary of changes in Quanta's goodwill for the nine months ended September 30, 2002 is as follows (in thousands):


                     Balance, January 1, 2002........ $ 1,036,982
                     Acquisitions and adjustments....      11,829
                     Transitional impairment.........    (488,472)
                     Interim impairment..............    (166,580)
                                                      -----------
                     Balance, September 30, 2002..... $   393,759
                                                      ===========

    Quanta has also recorded an Other Intangible Asset of $2.1 million related to customer relationships. The weighted average life of this intangible asset is eight years and accumulated amortization as of September 30, 2002 was approximately $0.2 million. Estimated annual amortization expense for future periods is approximately $0.3 million.

    The unaudited results of operations presented below for the three and nine months ended September 30, 2002 and adjusted results of operations for the three and nine months ended September 30, 2001, reflect the operations of Quanta had the non-amortization provisions of SFAS No. 142 been adopted effective January 1, 2001 (in thousands):

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                              ---------------------     -----------------------
                                                                2001         2002         2001          2002
                                                              --------     --------     --------     ----------
        Net income (loss) attributable to common stock ....   $ 26,089     $ (8,550)    $ 71,611     $ (621,367)
        Addback: Cumulative effect of change in accounting
          principle, net of tax ...........................         --           --           --        445,422
                                                              --------     --------     --------     ----------
        Reported income (loss) before cumulative effect of
          change in accounting principle ..................     26,089       (8,550)      71,611       (175,945)
        Addback: Goodwill amortization, net of tax ........      5,525           --       16,444             --
                                                              --------     --------     --------     ----------
        Adjusted net income (loss) attributable to common
          stock before cumulative effect of change in
          accounting principle ............................   $ 31,614     $ (8,550)    $ 88,055     $ (175,945)
                                                              ========     ========     ========     ==========
        Basic earnings (loss) per share before cumulative
          effect of change in accounting principle:
        Reported net income (loss) before cumulative effect
          of change in accounting principle ...............   $   0.34     $  (0.11)    $   0.94     $    (2.24)
          Goodwill amortization, net of tax ...............       0.07           --         0.21             --
                                                              --------     --------     --------     ----------
        Adjusted net income (loss) before cumulative effect
          of change in accounting principle ...............   $   0.41     $  (0.11)    $   1.15     $    (2.24)
                                                              ========     ========     ========     ==========
        Diluted earnings (loss) per share before cumulative
          effect of change in accounting principle:
          Reported net income (loss) attributable to common
             stock before cumulative effect of change in
             accounting principle .........................   $   0.34     $  (0.11)    $   0.92     $    (2.24)
          Goodwill amortization, net of tax ...............       0.07           --         0.22             --
                                                              --------     --------     --------     ----------
        Adjusted net income (loss) attributable to common
          stock before cumulative effect of change in
          accounting principle ............................   $   0.41     $  (0.11)    $   1.14     $    (2.24)
                                                              ========     ========     ========     ==========

6.  DEBT:

Credit Facility

    Quanta has a credit facility with 14 participating banks which matures on June 14, 2004. On August 12, 2002, Quanta amended the credit facility so that the commitment of the banks under the credit facility was reduced from $350.0 million to $275.0 million. The commitment will remain in effect at $275.0 million through March 31, 2003, then reduce to $250.0 million and remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $225.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. The credit facility is secured by a pledge of all of the capital stock of Quanta's subsidiaries and the majority of Quanta's assets and is to provide funds to be used for working capital and for other general corporate purposes. Quanta's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 1.82% at September 30, 2002) plus 1.50% to 3.50%, as determined by the ratio of Quanta's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 4.75% at September 30, 2002) plus up to 2.00%, as determined by the ratio of Quanta's total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on Quanta's total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including maximum funded debt to EBITDA, maximum senior debt to EBITDA and minimum interest coverage ratios. However, the amendment is more restrictive with respect to Quanta's capital expenditures and asset sales, prohibits any stock repurchase programs, acquisitions or the payment of dividends, and requires a mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales or upon the issuance of additional debt in excess of $15.0 million. As of September 30, 2002, Quanta had approximately $130.9 million in outstanding borrowings under the credit facility and $62.3 million of letters of credit outstanding, resulting in a borrowing availability of $81.8 million under the credit facility.

Senior Secured Notes

    In 2000, Quanta closed a private placement of $210.0 million principal amount of senior secured notes primarily with insurance companies with maturities currently ranging from three to eight years. On August 12, 2002, Quanta amended the senior secured notes. The senior secured notes, as amended, have financial covenants and restrictions substantially identical to those of the credit facility and a weighted average interest rate of 9.91%. The amendment also requires a mandatory prepayment of a portion of the proceeds of any asset sales or upon the issuance of additional debt in excess of $15.0 million. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including any mandatory prepayments. Pursuant to an intercreditor agreement, the senior secured notes rank equally in right of repayment with indebtedness under Quanta's credit facility.

    In connection with the amendments of both the credit facility and the senior secured notes completed in August 2002, Quanta incurred additional debt issuance costs of approximately $3.4 million. These costs have been accounted for in accordance with EITF 98-14 for the credit facility and EITF 96-19 for the senior secured notes. Accordingly, a majority of these costs were capitalized and are being amortized over the remaining term of the respective agreements, as amended. As a result of the amendment decreasing the commitment amount of the credit facility, in accordance with EITF 98-14, Quanta expensed a portion of the previously unamortized debt issuance costs as interest expense in the third quarter of 2002.

    Quanta has specifically provided for non-cash goodwill impairment charges of up to $800 million in its credit facility and senior secured notes resulting from the adoption of SFAS No. 142. Goodwill impairment charges do not impact any covenants in Quanta's convertible subordinated notes.

Convertible Subordinated Notes

    During the third quarter of 2000, Quanta issued $172.5 million principal amount of convertible subordinated notes. The convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of Quanta's common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. Quanta has the option to redeem the notes beginning July 3, 2003; however, redemption is currently prohibited by Quanta's credit facility and senior secured notes.

7.  STOCKHOLDERS' EQUITY:

Series A Convertible Preferred Stock

    In September 1999, Quanta entered into a securities purchase agreement with Aquila, Inc. (Aquila) pursuant to which Quanta issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186.0 million, before transaction costs. In September 2000, Aquila converted 7,924,805 shares of common stock into an additional 1,584,961 shares of Series A Convertible Preferred Stock at a rate of one share of Series A Convertible Preferred Stock for five shares of common stock. According to disclosure in Aquila's amended Schedule 13D filed on October 17, 2002, through a privately negotiated transaction, Aquila sold to First Reserve Fund IX, L.P. (First Reserve) 939,380 shares of Series A Convertible Preferred Stock on October 15, 2002. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of Quanta's common stock is greater than $20.00, then Quanta may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of Quanta's common stock is equal to or less than $20.00, then the preferred dividend may, at the option of the holders, be adjusted to the then "market coupon rate," which shall equal Quanta's after-tax cost of obtaining financing, excluding common stock, to replace the holders investment in Quanta.

    Holders are entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible on any matter voted on by the holders of common stock. Subject to certain limitations, holders are entitled to elect up to three of the total number of directors of Quanta. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of the holders, be converted at any time into fully paid and non-assessable shares of common stock. The conversion price currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances.

Stockholder Rights Plan

     On March 8, 2000, the board of directors adopted a Stockholder Rights Plan. On November 15, 2001, the board of directors amended the Stockholder Rights Plan and on November 18, 2001 and December 1, 2001, the board of directors ratified such amendments to the Stockholder Rights Plan. The board of directors also amended the Stockholder Rights Plan on February 12, March 13 and October 15, 2002. Under the Stockholder Rights Plan, as amended, a dividend of one preferred share purchase right (a Right) was declared on each outstanding share of Quanta's common stock (including Quanta's limited vote common stock) and Series A Convertible Preferred Stock (on an as-converted basis) for holders of record as of the close of business on March 27, 2000. The Rights also attach to all common stock (including Quanta's limited vote common stock) and Series A Convertible Preferred Stock that become outstanding between March 27, 2000 and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Stockholder Rights Plan). No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than Aquila or First Reserve) becomes the beneficial owner of 15% or more of the voting power of Quanta's common shares on an as-converted basis. The Rights also will be exercisable if Aquila or First Reserve, together with any affiliates or associates, becomes the beneficial owner of more than 37.71% or 37.00%, respectively, of the voting power of Quanta's common stock on an as-converted basis. Upon a "Flip-In Event" as defined in the Stockholder Rights Plan, the Rights would be exercisable for common stock of Quanta at a discount. In addition, the Rights held by an "Acquiring Person" as defined in the Stockholder Rights Plan will be void upon a Flip-In Event. The Rights will expire on March 8, 2010.

    The February 12, 2002 amendment provided that only outstanding shares of Quanta's common stock and Series A Convertible Preferred Stock are to be counted in calculating the number of shares that Aquila could acquire while remaining an exempt person under the Stockholder Rights Plan. As amended to date, the Stockholder Rights Plan permits Aquila to beneficially own up to 37.71% of the outstanding voting power of Quanta's common stock (assuming conversion of all outstanding shares of Quanta's Series A Convertible Preferred Stock).

    The March 13, 2002 amendment rendered the Rights inapplicable to an offer for all outstanding shares of Quanta's common stock in a manner that treats all stockholders equally if upon completion of the offer, the offeror owns shares of Quanta's voting stock representing 75% or more of the then outstanding voting stock. The Stockholder Rights Plan as so amended would also require the bidder to commit irrevocably to purchase all shares not tendered at the same price paid to the tendering stockholders.

     As part of the settlement of the proxy contest with Aquila, Quanta agreed with Aquila to amend and restate the Stockholder Rights Plan (or to adopt a new rights plan) so that the Rights became exercisable if a person or group (other than Aquila) became the beneficial owner of 15% of the voting power of Quanta's capital stock, assuming conversion, or if Aquila's beneficial ownership level in Quanta increased from 37.71%, assuming conversion. These changes were made in the October 15, 2002 amendment.

     The October 15, 2002 amendment also included some technical amendments to the Stockholder Rights Plan, and provided that all of the shares of the Series B and Series C Preferred Stock previously authorized but unisssued in connection with the Stockholder Rights Plan would be eliminated and a new class, Series D Junior Participating Preferred Stock, would be authorized as part of the amendment to the Stockholders Rights Plan.

    The term "assuming conversion" means assuming conversion of all outstanding equity securities, whether or not then convertible, other than the Series E Preferred Stock, and excluding the conversion of outstanding options, warrants and other similar rights. When used in reference to First Reserve or any of its transferees, however, "assuming conversion" means assuming conversion of all outstanding equity securities, whether or not then convertible, including the Series E Preferred Stock, and including the conversion of outstanding options, warrants and other similar rights to acquire equity securities of Quanta.

Restricted Stock

    Under the 2001 Stock Incentive Plan, 72,701 shares of Quanta's common stock were issued in 2001 at a price of $27.51 per share, which reflected the fair market value of the common stock at the date of issuance. The shares of common stock issued pursuant to the 2001 Stock Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the 72,701 shares of Quanta's common stock pursuant to the 2001 Stock Incentive Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders' equity and will be amortized over the six year restriction period. The compensation expense taken with respect to the restricted shares during the three and nine months ended September 30, 2002 was approximately $62,000 and $187,500, respectively. On October 31, 2002, 63,614 unvested restricted shares were forfeited and cancelled. The remaining deferred compensation expense of $1.6 million will be reversed against additional paid-in capital during the fourth quarter of 2002.

Treasury Stock

     The board of directors of Quanta authorized a Stock Repurchase Plan under which up to $75.0 million of Quanta's common stock could be repurchased. Under the Stock Repurchase Plan, Quanta could conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, we purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to Quanta's Stock Employee Compensation Trust (SECT), and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after we terminated the SECT. During the second quarter of 2002, Quanta purchased 924,500 shares of its common stock for approximately $11.7 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of Quanta's board of directors determined to cease the Stock Repurchase Plan. In addition, Quanta acquired into treasury 1,871 shares of previously restricted stock for settlement of a tax liability pursuant to a deferred compensation arrangement. As a result of the credit facility and senior secured notes amendments, any further stock repurchases are prohibited.

8.  SEGMENT INFORMATION:

    Quanta operates in one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above.

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               2001         2002
                                                           -----------   -----------
                                                                 (IN THOUSANDS)
              Electric power network services..........    $   578,669   $   668,204
              Telecommunications network services......        488,586       222,735
              Cable television network services........        212,230       160,791
              Ancillary services.......................        247,347       266,227
                                                           -----------   -----------
                                                           $ 1,526,832   $ 1,317,957
                                                           ===========   ===========

    Quanta does not have significant operations or long-lived assets in countries outside of the United States.

9.  RELATED PARTY TRANSACTIONS:

    In September 1999, Quanta entered into a strategic alliance agreement with Aquila. Under the terms of the strategic alliance agreement, Aquila will use Quanta, subject to Quanta's ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastructure installation and maintenance and natural gas distribution, installation and maintenance in all areas serviced by Aquila, provided that Quanta provides such services at a competitive cost. The strategic alliance agreement has a term of six years.

10.  COMMITMENTS AND CONTINGENCIES:

Litigation

    On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint against directors Vincent D. Foster, Louis
C. Golm, James R. Ball, John R. Colson, John R. Wilson, Gary A. Tucci and former director Jerry J. Langdon. The complaint also named Quanta as a nominal defendant. The complaint alleged that the named directors breached their fiduciary duties by taking certain actions, including the Stockholder Rights Plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of Quanta's shares. The complaint sought an order rescinding any actions taken by the named directors in response to the announcement by Aquila and requiring the directors to take steps necessary to maximize the value of Quanta. The complaint further sought damages from the named directors on behalf of a class of stockholders and purportedly on behalf of Quanta for the alleged harm inflicted by the actions of the named directors. On October 31, 2002, the case was dismissed at the request of the plaintiffs.

    In addition, certain subsidiaries of Quanta are involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on Quanta's financial position or results of operations.

Self-Insurance

    Quanta is insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence. In addition, effective January 1, 2002, Quanta consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2001 and September 30, 2002, the amounts accrued for self-insured claims were $28.3 million and $47.6 million, respectively, with $14.7 million and $27.4 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

Derivatives

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for Quanta on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    In October 2001, Quanta entered into a forward purchase contract (Contract
A) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001 that was substantially complete at March 31, 2002. The objective was to mitigate the variability in the price of natural gas by securing the price Quanta will have to pay the Contract A counterparty. On March 29, 2002, Quanta entered into a sub-services agreement with one of its customers (the Counterparty Contract) whereby the customer assumed all obligations associated with Contract A. If the customer is unable to fulfill its obligations under the Counterparty Contract, Quanta will be responsible for settling the obligations of Contract A. As of September 30, 2002, the fair value of Contract A and the Counterparty Contract was a receivable of approximately $1.1 million and a payable of approximately $1.1 million, respectively.

    In April 2002, Quanta entered into another forward purchase contract (Contract B) with settlements through March 2003, in order to secure pricing on anticipated gas requirements related to a project completed during the quarter ended September 30, 2002. The objective was to mitigate the variability in the price of natural gas by securing the price Quanta will have to pay the Contract B counterparty. As of September 30, 2002, the fair value of Contract B was approximately $284,000.

Performance Bonds

    In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments.

Contingent Payments

    Quanta is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement and depending upon the ultimate profitability of certain contracts obtained by the operating unit and the collection of the underlying receivables, Quanta may be required to make additional payments to such former owners with a combination of common stock and cash. At September 30, 2002, the amount of additional payments based on performance to date could equal up to $16.8 million. This amount may be adjusted significantly higher or lower over the term of the agreement.

11.  SUBSEQUENT EVENTS:

     On October 16, 2002, Quanta announced that First Reserve committed, subject to certain conditions, to make an investment in Quanta through two transactions. The first transaction occurred on October 15, 2002, with First Reserve purchasing from Quanta approximately 8.7 million shares of newly issued Quanta common stock at $3.00 per share, for a total investment of $26 million, and purchasing from Aquila approximately 3.3 million shares of Quanta common stock at $3.00 per share and approximately 0.9 million shares of Quanta Series A Convertible Preferred Stock at $3.00 per share equivalent. The Series A Convertible Preferred Stock acquired by First Reserve is convertible into approximately 4.7 million shares of common stock. The combined value of this first transaction was approximately $49.9 million. In exchange for consideration from Quanta of approximately $2.2 million, Quanta also obtained from Aquila, as part of this transaction, certain waivers of anti-dilution rights, preemptive rights and limitations of the number of directors on Quanta's board of directors.

     First Reserve has also committed, subject to certain conditions, to invest up to an additional $85 million in Quanta through the purchase of approximately
2.4 million shares of Quanta's Series E Preferred Stock in the second transaction. The price per common share equivalent of the Series E Preferred Stock will not be less than $3.00 nor more than $3.50, based upon the average closing price of Quanta's common stock for a period prior to the closing of the second transaction. Each share of Series E Preferred Stock will be convertible into ten shares of Quanta's common stock, upon stockholder approval and clearance under antitrust laws. In connection with First Reserve's investment, Quanta granted First Reserve certain preemptive and registration rights. The closing of the second transaction is conditioned on Quanta's successful negotiation of certain amendments to its credit facility and senior secured notes. Although Quanta expects to close the second transaction, there can be no assurance that it will be able to obtain such amendments or complete the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on April 1, 2002, and is available at the SEC's Web site at www.sec.gov.

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

    Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek to maintain higher margins on our labor-intensive projects. We have a deductible of $1,000,000 per occurrence related to workers' compensation, employer's liability, automobile and general liability claims. In addition, effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made.

    Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Selling, general and administrative expenses can be impacted by our customers' inability to pay for services performed.

SIGNIFICANT BALANCE SHEET CHANGES

    Total assets decreased approximately $645.5 million as of September 30, 2002 compared to December 31, 2001. This decrease is primarily due to the following:

    o Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $56.1 million primarily due to lower levels of revenue during the first nine months of 2002, collections on accounts that were outstanding at December 31, 2001 and an increase of $1.7 million in the allowance for doubtful accounts related primarily to certain customers that have declared bankruptcy during 2002. In addition, approximately $32.9 million in balances have been reclassified to non-current accounts and notes receivable due to uncertainty related to their collectibility within the next twelve months.

    o Inventories increased $2.1 million primarily due to the purchase of a turbine for $5.0 million to be used in future projects, net of valuation allowances taken against inventory.

    o Current deferred taxes increased $20.0 million primarily due to net operating losses generated during 2002 and increases in the allowance for doubtful accounts, which are not currently deductible.

    o Property and equipment, net decreased $6.4 million due to depreciation expense of $45.0 million recorded during the period and the sale of equipment that was no longer being used by certain of our subsidiaries, offset by increases as a result of capital expenditures of $39.8 million.

    o Accounts and notes receivable, net increased $23.0 million primarily due to the recording of an additional note receivable of $17.3 million from one of our customers. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9% per year. In addition, we reclassified approximately $32.9 million from accounts receivable due to uncertainty related to their collectibility within the next twelve months as discussed above. During the nine months of 2002, we recorded allowances for these accounts and notes receivable of approximately $28.4 million.

    o Goodwill and other intangibles, net decreased $641.3 million due to impairments of goodwill pursuant to Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment by comparing the fair value of each subsidiary with its carrying value.

    As of September 30, 2002, total liabilities decreased approximately $25.7 million and stockholders' equity decreased approximately $619.8 million compared to December 31, 2001. These fluctuations were primarily due to the following:

    o Long-term debt, net of current maturities increased $17.8 million due primarily to borrowings made against our credit facility for the purchase of two companies during the first nine months of 2002.

    o Deferred income taxes and other non-current liabilities decreased $17.6 million primarily as a result of the recording of a deferred tax asset for the tax benefit related to the impairments of goodwill pursuant to SFAS No. 142, partially offset by increases in deferred tax liabilities due to increased differences between the book and tax value for certain of our assets. This decrease was also partially offset by increases in the long-term portion of self-insurance reserves.

    o Stockholders' equity decreased $619.8 million during the first nine months of 2002. This was primarily the result of a net loss attributable to common stock of $621.4 million associated with the impairments of goodwill recorded pursuant to SFAS No. 142 and the purchase of approximately $11.7 million of treasury stock under Quanta's Stock Repurchase Plan, partially offset by the issuance of approximately $6.9 million in shares of common stock pursuant to the employee stock purchase plan and the acquisition of two companies which resulted in increased additional paid in capital of $3.4 million.

RESULTS OF OPERATIONS

    The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                         THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------------     -----------------------------------------------
                                            2001                  2002                    2001                      2002
                                    ------------------     ------------------     --------------------     ----------------------
                                             (DOLLARS IN THOUSANDS)                           (DOLLARS IN THOUSANDS)
                                                                                               $
Revenues ........................   $ 504,472    100.0%    $ 436,215    100.0%    $ 1,526,832    100.0%      1,317,957      100.0%
Cost of services (including
  depreciation) .................     394,249     78.2       381,947     87.6       1,196,903     78.4       1,139,842       86.5
                                    ---------    -----     ---------    -----     -----------    -----     -----------      -----
        Gross profit ............     110,223     21.8        54,268     12.4         329,929     21.6         178,115       13.5
Selling, general and
  administrative expenses .......      45,281      8.9        68,747     15.7         147,809      9.7         178,956       13.6
Goodwill impairment .............          --       --            --       --              --       --         166,580       12.6
Goodwill amortization ...........       6,569      1.3            --       --          19,426      1.3              --         --
                                    ---------    -----     ---------    -----     -----------    -----     -----------      -----
        Income (loss) from
          operations ............      58,373     11.6       (14,479)    (3.3)        162,694     10.6        (167,421)     (12.7)
Interest expense ................      (9,046)    (1.8)       (9,807)    (2.2)        (27,412)    (1.8)        (25,696)      (1.9)
Other income, net ...............          57       --        (1,674)    (0.4)           (502)      --             (56)        --
                                    ---------    -----     ---------    -----     -----------    -----     -----------      -----
Income (loss) before income tax
  provision (benefit) and
  cumulative effect of change
  in accounting principle .......      49,384      9.8       (25,960)    (5.9)        134,780      8.8        (193,173)     (14.6)
Provision (benefit) for income
  taxes .........................      23,061      4.6       (17,644)     4.0          62,471      4.1         (17,926)       1.3
                                    ---------    -----     ---------    -----     -----------    -----     -----------      -----
Income (loss) before cumulative
  effect of change in
  accounting principle ..........      26,323      5.2        (8,316)    (1.9)         72,309      4.7        (175,247)     (13.3)
Cumulative effect of change in
  accounting principle, net
  of tax ........................          --       --            --       --              --       --         445,422      (33.8)
                                    ---------    -----     ---------    -----     -----------    -----     -----------      -----
  Net income (loss) .............   $  26,323      5.2%    $  (8,316)    (1.9)%   $    72,309      4.7%    $  (620,669)     (47.1)%
                                    =========    =====     =========    =====     ===========    =====     ===========      =====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

    Revenues. Revenues decreased $68.3 million and $208.9 million or, 13.5% and 13.7%, to $436.2 million and $1.3 billion for the three and nine months ended September 30, 2002. The decrease was attributable to lower revenues, primarily from telecommunications and cable customers, due in part to the continued decrease in capital spending by our customers, the inability of certain of these customers to raise new capital, bankruptcies of certain customers and the overall downturn in the national economy, which have negatively impacted the award of work to specialty contractors. This decrease was partially offset by a full period of contributed revenues for the three and nine months ended September 30, 2002 for those companies acquired during 2001.

    Gross profit. Gross profit decreased $56.0 million and $151.8 million, or 50.8% and 46.0%, to $54.3 million and $178.1 million for the three and nine months ended September 30, 2002. As a percentage of revenues, gross margin decreased from 21.8% for the three months ended September 30, 2001, to 12.4% for the three months ended September 30, 2002. This decrease in gross margin resulted primarily from declining volumes due to economic factors noted above, significantly lower margins on work performed due to increased pricing pressures, lower asset utilization and valuation allowances taken against inventory. Gross margin decreased from 21.6% for the nine months ended September 30, 2001, to 13.5% for the nine months ended September 30, 2002. The decrease in gross margin for the nine months ended September 30, 2002, resulted from the factors noted above and higher than normal transition costs in the first six months of 2002 on one telecommunications outsourcing contract.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $23.5 million and $31.1 million, or 51.8% and 21.1%, to $68.7 million and $179.0 million for the three and nine months ended September 30, 2002. During the three months ended September 30, 2002, we recorded $25.7 million in bad debt expense as compared to $1.2 million in last year's third quarter. Excluding the impact of bad debt expense, selling, general and administrative expenses decreased approximately $1.1 million due to decreases in overhead personnel and bonus reductions. During the nine months ended September 30, 2002, we recorded $34.3 million in bad debt expense, and $10.5 million in proxy costs. During the nine months ended September 30, 2001, we recorded $17.8 million in bad debt expense. Excluding the impact of these items, selling, general and administrative expenses for the nine months ended September 30, 2002 increased approximately $4.1 million, primarily due to the inclusion of a full nine months of costs associated with companies acquired during 2001, higher professional fees due to increased collection efforts on troubled accounts and higher advertising and travel costs associated with increased marketing efforts, partially offset by reductions in personnel and bonuses.

    Goodwill impairment. During the nine months ended September 30, 2002, we recognized an interim non-cash SFAS No. 142 goodwill impairment charge of $166.6 million. Any interim impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets we serve.

    Interest expense. Interest expense increased $0.8 million, or 8.4%, to $9.8 million for the three months ended September 30, 2002. This increase was due to higher average interest rates as a result of amendments to the credit facility and the senior secured notes in August 2002 and the write-off of a portion of the previously unamortized loan costs as a result of the amendments, offset partially by lower average levels of debt outstanding. Interest expense decreased $1.7 million, or 6.3%, to $25.7 million for the nine months ended September 30, 2002 due to lower average levels of debt outstanding and lower average interest rates.

    Provision (benefit) for income taxes. The benefit for income taxes was $17.6 million and $17.9 million for the three and nine months ended, September 30, 2002, with effective tax rates of 68.0% and 9.3%, respectively, compared to a provision of $23.1 million and $62.5 million for the three and nine months ended September 30, 2001, with effective tax rates of 46.7% and 46.4%, respectively. Due to lower earnings during the three months ended September 30, 2002 and lower current expectations for the remainder of 2002, the tax benefit for 2002 was increased, and the cumulative year-to-date impact of this benefit was recognized during the quarter. The tax rate in 2002 results primarily from the interim goodwill impairment charge, the majority of which is not deductible for tax purposes, thereby reducing the amount of tax benefit recorded.

    Cumulative effect of change in accounting principle, net of tax. Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a charge, net of tax, of $445.4 million to reduce the carrying value of the goodwill of our reporting units to its implied fair value for the nine months ended September 30, 2002. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rule was reflected as a cumulative effect of change in accounting principle in the nine months ended September 30, 2002.

    Net income (loss). Net income decreased $34.6 million and $693.0 million to net losses of $8.3 million and $620.7 million for the three and nine months ended September 30, 2002, compared to net income of $26.3 million and $72.3 million for the three and nine months ended September 30, 2001, primarily due to impairments of goodwill recorded pursuant to SFAS No. 142 and decreased gross profit as described above.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2002, we had cash and cash equivalents of $15.4 million, working capital of $333.7 million and long-term debt of $518.0 million, net of current maturities. Our long-term debt balance at that date included borrowings of $130.9 million under our credit facility, $210.0 million of senior secured notes, $172.5 million of convertible subordinated notes and $4.6 million of other debt. In addition, we had $62.3 million of letters of credit outstanding under the credit facility.

    During the nine months ended September 30, 2002, operating activities provided net cash flow of $62.0 million. We used net cash in investing activities of $62.0 million, including $39.8 million used for capital expenditures, $8.0 million used for the purchase of two businesses, net of cash acquired, and $17.3 million in additional non-current notes receivable issued during the nine months. Financing activities provided a net cash flow of $9.1 million, resulting primarily from $21.6 million of borrowings under our credit facility, partially offset by $11.7 million from the purchase of common stock under the Stock Repurchase Plan.

    On August 12, 2002, we amended our credit facility so that the commitment of the banks under the credit facility was reduced from $350.0 million to $275.0 million. The commitment will remain in effect at $275.0 million through March 31, 2003, then reduce to $250.0 million and remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $225.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of our total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate plus up to 2.00%, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on our total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including the maximum funded debt to EBITDA, maximum senior debt to EBITDA and minimum interest coverage ratios. However, the amendment is more restrictive with respect to our capital expenditures and asset sales, prohibits any stock repurchase programs, acquisitions or the payment of dividends, and requires mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales or upon the issuance of additional debt in excess of $15.0 million. As of October 31, 2002, we had approximately $154.2 million in outstanding borrowings under the credit facility and $70.4 million of letters of credit outstanding, resulting in a borrowing availability of $50.4 million under the credit facility. Our current borrowing rate is LIBOR plus 3.50%. As of October 31, we had approximately $76.8 million in cash on hand.

    As of September 30, 2002, we had $210.0 million of senior secured notes which have maturities ranging from three to eight years with a weighted average interest rate of 9.91%. On August 12, 2002, we amended the senior secured notes, and as amended, have financial covenants and restrictions substantially identical to those under the credit facility. The amendment also requires a mandatory prepayment of a portion of the proceeds of any asset sales or upon the issuance of additional debt in excess of $15.0 million. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including, any mandatory prepayments. Pursuant to an intercreditor agreement, the senior secured notes rank equally in right of repayment with indebtedness under our credit facility.

    In connection with the amendments of both the credit facility and the senior secured notes in August 2002, we incurred additional debt issuance costs estimated at approximately $3.4 million. We will account for these costs in accordance with EITF 98-14 for the credit facility and EITF 96-19 for the senior secured notes. Accordingly, a majority of these costs will be capitalized and amortized over the remaining term of the respective agreements, as amended. As a result of the amendment decreasing the commitment amount of the credit facility, in accordance with EITF 98-14, we expensed a portion of the unamortized debt issuance costs as interest expense in the third quarter of 2002.

    As of September 30, 2002, we had $172.5 million in convertible subordinated notes that bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the convertible subordinated notes would be required under our credit facility and senior secured notes.

    We have specifically provided for non-cash goodwill impairment charges up to $800 million in our credit facility and senior secured notes resulting from the adoption of SFAS No. 142. Goodwill impairment charges do not violate any covenants in our convertible subordinated notes.

    On October 16, 2002, we announced that First Reserve Fund IX, L.P. (First Reserve) committed, subject to certain conditions, to make an investment in us through two transactions. The first transaction occurred on October 15, 2002, with First Reserve purchasing from us approximately 8.7 million shares of our newly issued common stock at $3.00 per share, for a total investment of $26 million, and purchasing from Aquila approximately 3.3 million shares of our common stock at $3.00 per share and approximately 0.9 million shares of our Series A Convertible Preferred Stock at $3.00 per share equivalent. The Series A Convertible Preferred Stock acquired by First Reserve is convertible into approximately 4.7 million shares of common stock. The combined value of this first transaction was approximately $49.9 million. In exchange for consideration from us of approximately $2.2 million, we also obtained from Aquila, as part of this transaction, certain waivers of anti-dilution rights, preemptive rights and limitations of the number of directors on our board of directors.

    First Reserve has also committed, subject to certain conditions, to invest up to an additional $85 million through the purchase of approximately 2.4 million shares of our Series E Preferred Stock from us in the second transaction. The price per common share equivalent of the Series E Preferred Stock will not be less than $3.00 nor more than $3.50, based upon the average closing price of our common stock for a period prior to the closing of the second transaction. Each share of Series E Preferred Stock will be convertible into ten shares of our common stock, upon stockholder approval and clearance under antitrust laws. The closing of the second transaction is conditioned on our successful negotiation of certain amendments to our credit facility and senior secured notes which would allow us greater flexibility to grow our business. Although we expect to close the second transaction, there can be no assurance that we will be able to obtain such amendments or complete the transaction.

    We anticipate that our cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, further deterioration in the markets we serve or material changes in our customers revenues or cash flows, coupled with the lowered capacity under our credit facility, may negatively impact our ability to meet such needs.

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

    We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

    Some customers require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of us, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date, we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

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

    Our future contractual obligations, including interest under capital leases, are as follows (in thousands):

                                       TOTAL      2002     2003      2004        2005      2006   THEREAFTER
                                     ---------  -------  --------  ---------  ---------  -------  ----------
    Long-term debt obligations
      including capital leases.....  $ 524,934  $ 3,102  $  5,471  $ 132,863  $ 103,820  $ 5,178   $ 274,500
    Operating lease obligations....  $  46,437  $ 7,916  $ 16,817  $   8,744  $   6,835  $ 3,205   $   2,920

    We also had $62.3 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program at September 30, 2002. While not actual borrowings, letters of credit do reflect potential liabilities under our credit facility and therefore are treated as a use of borrowing capacity under our credit facility. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2002 and 2003. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one year periods. Borrowing availability under our credit facility was $81.8 million as of September 30, 2002.

    Stock Repurchase Plan. Our board of directors authorized a Stock Repurchase Plan under which up to $75.0 million of our common stock could be repurchased. Under the Stock Repurchase Plan, we could conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, we purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to our Stock Employee Compensation Trust (SECT), and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after we terminated the SECT. During 2002, Quanta has purchased 924,500 shares of its common stock for approximately $11.7 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of our board of directors determined to cease the Stock Repurchase Plan. As a result of the credit facility and senior secured notes amendments, any further stock repurchases are prohibited.

    Acquisitions. During the nine months ended September 30, 2002, we acquired two companies for an aggregate consideration of 251,079 shares of common stock and approximately $8.0 million in cash, net of cash acquired. The cash portion of such consideration was provided by proceeds from borrowings under the credit facility. In connection with the amendment of our credit facility and senior secured notes, we are prohibited from making additional acquisitions.

    Concentration of Credit Risk. We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. We generally are entitled to payment for work performed and have certain lien rights on our services provided. As previously discussed herein, our customers in the telecommunications business have experienced significant financial difficulties and, in several instances, have filed for bankruptcy.

Also, our utility customers are experiencing business challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable or revenues for the three and nine months ended September 30, 2001 or 2002.

    In June 2002, one of our customers, Adelphia Communications Corporation, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as accounts and notes receivable as of September 30, 2002. Also included in accounts and notes receivable are amounts due from another customer, relating to the construction of independent power plants. As of September 30, 2002, the total balance due from both of these customers was $78.4 million, net of an allowance for doubtful accounts of $28.4 million.

    Related Party Transactions. In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of network service work for Aquila or facility leases with prior owners. See additional discussion in Note 9 of Notes to Condensed Consolidated Financial Statements.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

    Our results of operations can be subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Typically, we experience lower gross and operating margins during the winter months. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

NEW ACCOUNTING PRONOUNCEMENTS

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (Opinion No. 30). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. Upon the adoption of SFAS No. 145, if we record any extraordinary items related to the extinguishment of debt, we will have to reclassify such items in our prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities initiated after December 31, 2002. Quanta has not determined the impact, if any, that the adoption of this statement will have on its financial position or results of operations.

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

        Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer's access to capital, our customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. For example, certain of our customers, primarily large public telecommunications carriers, have filed for bankruptcy in the nine months ended September 30, 2002, or have been experiencing financial difficulties, and as a result we increased our allowance for doubtful accounts to reflect that certain customers may be unable to meet their obligations to us in the future. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

        Goodwill. As stated in Note 5 of Notes to Condensed Consolidated Financial Statements, SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. The Statement requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets, as compared to our accounting policy for the assessment of goodwill impairment in 2001, which was based on an undiscounted cash flow model. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

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

        Self-Insurance. We are insured for workers' compensation, employer's liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence. In addition, effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

OUTLOOK

    The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

    Like many companies that provide installation and maintenance services to the electrical power, gas, telecommunications and cable television industries, we are facing a number of challenges. Our operating environment has changed dramatically. The telecommunications and utility markets have experienced substantial change during 2002 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of several of our utility clients' debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels.

    We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and right sizing initiatives to match the markets we serve. These initiatives include aligning our work force with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among others, severance, facilities shutdown and consolidation, property disposal and other exit costs as we execute these initiatives.

    We expect consistent demand for our services from our utility and gas customers throughout 2002 with continued weakness in demand for our services from our telecommunications and cable customers and relatively level demand for our services from our ancillary customers. Competitive pressures on our customers caused by deregulation have led our customers to return to their core competencies and focus on cost reductions, resulting in an increased focus on outsourcing services. We believe that we are adequately positioned to provide these services because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

    This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "could," "expect," "believe" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

    o   Projected operating or financial results;

    o   Expectations regarding capital expenditures;

    o   The effects of competition in our markets;

    o   The duration and extent of the current economic downturn;

    o Materially adverse changes in economic conditions in the markets served by us or by our customers, and;

    o   Our ability to achieve cost savings.

    o Any or all of Quanta's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

        o   Beliefs or assumptions about the outlook for markets we serve;

        o   Quanta's ability to effectively compete for market share;

        o   The duration and extent of the current economic downturn;

        o   Beliefs and assumptions about the collectibility of receivables;

        o Material adverse changes in economic conditions in the markets served by us or by our customers;

        o Rapid technological and structural changes that could reduce the demand for the services we provide;

        o   Replacement of our contracts as they are completed or expire;

        o   Retention of key personnel and;

        o The cost of borrowing, availability of credit and other factors affecting Quanta's financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to market risk primarily related to potential adverse changes in interest rates and, to a certain extent, commodity prices, as discussed below. Management does not generally use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. As of September 30, 2002, however, we had two derivative contracts outstanding which related to anticipated exposure in the price of natural gas. We are exposed to credit risk in the event of non-performance by the derivative counterparty. However, we monitor our derivative positions by regularly evaluating our positions and the credit worthiness of the counterparties, which we consider credit worthy at September 30, 2002. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

    The sensitivity analyses below, which illustrate our hypothetical potential market risk exposure, estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2002 earnings. The sensitivity analyses presented do not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.

    Interest Rates. As of September 30, 2002, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2002, approximately 24.9% of our long-term obligations were floating rate obligations. As of September 30, 2002, the fair value of our variable rate debt of $130.9 million approximated book value, and the fair value of our fixed-rate debt of $394.0 million was approximately $306.1 million based upon discounted future cash flows using incremental borrowing rates and current market prices. The detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in both variable and fixed interest rates would be approximately $0.7 million and $2.0 million, respectively.

    Commodity Price Exposure. In October 2001, we entered into a forward purchase contract (Contract A) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001 that was substantially complete at March 31, 2002. Our objective was to mitigate the variability in the price of natural gas by securing the price we will have to pay the Contract A counterparty. On March 29, 2002, we entered into a sub-services agreement with one of our customers (the Counterparty Contract) whereby the customer assumed all obligations associated with Contract A. If the customer is unable to fulfill its obligations under the Counterparty Contract, we will be responsible for settling the obligations of Contract A. As of September 30, 2002, the fair value of Contract A and the Counterparty Contract was a receivable of approximately $1.1 million and a payable of approximately $1.1 million, respectively.

    In April 2002, we entered into another forward purchase contract (Contract
B) with settlements through March 2003, in order to secure pricing on anticipated gas requirements related to a project in process at September 30, 2002. Our objective was to mitigate the variability in the price of natural gas by securing the price we will have to pay the Contract B counterparty. As of September 30, 2002, the fair value of Contract B was approximately $284,000.

ITEM 4. CONTROLS AND PROCEDURES.

    Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Quanta's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of our evaluation.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 1. Legal Proceedings

    On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint against directors Vincent D. Foster, Louis
C. Golm, James R. Ball, John R. Colson, John R. Wilson, Gary A. Tucci and former director Jerry J. Langdon. The complaint also named Quanta as a nominal defendant. The complaint alleged that the named directors breached their fiduciary duties by taking certain actions, including the Stockholder Rights Plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of our shares. The complaint sought an order rescinding any actions taken by the named directors in response to the announcement by Aquila and requiring the directors to take steps necessary to maximize the value of Quanta. The complaint further sought damages from the named directors on behalf of a class of stockholders and purportedly on behalf of Quanta for the alleged harm inflicted by the actions of the named directors. On October 31, 2002, the case was dismissed at the request of the plaintiffs.

    In addition, certain of our subsidiaries are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such legal actions will have a material adverse effect on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        EXHIBIT
        NUMBER                              DESCRIPTION

          3.1       --  Amended and Restated Certificate of Incorporation
                        (previously filed as Exhibit 3.1 to Quanta's
                        Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)

          3.2       --  Amended and Restated Bylaws (previously filed as
                        Exhibit 3.2 to Quanta's 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)

          3.3       --  Certificate of Amendment to the Amended and Restated
                        Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta's Registration Statement on Form
                        S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)

          3.4       --  Certificate of Designation for the Series A Preferred
                        Stock (previously filed as Exhibit 3.4 to Quanta's
                        Registration Statement of Form S-3 (No. 333- 90961) filed November 15, 1999 and incorporated herein by reference)

          3.5       --  Certificate of Designation for the Series B Preferred
                        Stock (previously filed as Exhibit 3.5 to Quanta's 1999
                        Form 10-K (No. 001-13831) filed March 30, 2000 and
                        incorporated herein by reference)

          3.6       --  Certificate of Correction to Certificate of Designation
                        for the Series A Preferred Stock (previously filed as
                        Exhibit 3.6 to Quanta's 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)

          3.7       --  Certificate of Amendment of the Certificate of
                        Designation, Rights and Limitations of the Series A
                        Convertible Preferred Stock (previously filed as Exhibit
                        3.7 to Quanta's 2001 Form 10-K (No. 001-13831) filed
                        April 1, 2002 and incorporated herein by reference)

        EXHIBIT
        NUMBER                              DESCRIPTION

          3.8       --  Certificate of Amendment to the Amended and Restated
                        Certificate of Incorporation (previously filed as Exhibit 3.8 to Quanta's 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)

          3.9       --  Certificate of Designation of Series C Junior
                        Convertible Preferred Stock (previously filed as Exhibit
                        3.9 to the Company's 2001 Form 10-K (No. 001-13831)
                        filed April 1, 2002 and incorporated herein by reference)

         3.10       --  Certificate of Increase of Series B Junior Participating
                        Preferred Stock (previously filed as Exhibit 3.10 to the
                        Company's 2001 Form 10-K (No. 001-13831) filed April 1,
                        2002 and incorporated herein by reference)

         3.11       --  Certificate of Elimination of the Designation of the
                        Series B Junior Participating Preferred Stock (filed herewith)

         3.12       --  Certificate of Elimination of the Designation of the
                        Series C Junior Convertible Preferred Stock
                        (filed herewith)

         3.13      --   Certificate of Designations of Series D Junior
                        Participating Preferred Stock (filed herewith)

         99.1      --   Certification of Periodic Report by Chief Executive
                        Officer (filed herewith)

         99.2      --   Certification of Periodic Report by Chief Financial
                        Officer (filed herewith)

(b) Reports on Form 8-K.

    (1) Quanta filed a Form 8-K on August 14, 2002 in which it reported that Quanta's Chief Executive Officer and Chief Financial Officer each submitted to the Securities and Exchange Commission the statements under oath required by Commission Order No. 4-460.

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

                                        QUANTA SERVICES, INC.

                                        By:     /s/ DERRICK A. JENSEN
                                             -----------------------------------
                                                    Derrick A. Jensen
                                               Vice President, Controller and
                                                   Chief Accounting Officer

Dated: November 14, 2002

                                 CERTIFICATIONS

I, John R. Colson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quanta Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              By:      /s/ JOHN R. COLSON
      -----------------                 ----------------------------------------
                                                  John R. Colson,
                                          Chairman and Chief Executive Officer

I, James H. Haddox, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quanta Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     By:     /s/ JAMES H. HADDOX
      -----------------                        ---------------------------------
                                                        James H. Haddox,
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                              DESCRIPTION

          3.1       --  Amended and Restated Certificate of Incorporation
                        (previously filed as Exhibit 3.1 to Quanta's
                        Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)

          3.2       --  Amended and Restated Bylaws (previously filed as Exhibit
                        3.2 to Quanta's 2000 Form 10-K (No. 001-13831) filed
                        April 2, 2001 and incorporated herein by reference)

          3.3       --  Certificate of Amendment to the Amended and Restated
                        Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta's Registration Statement on Form
                        S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)

          3.4       --  Certificate of Designation for the Series A Preferred
                        Stock (previously filed as Exhibit 3.4 to Quanta's
                        Registration Statement of Form S-3 (No. 333- 90961) filed November 15, 1999 and incorporated herein by reference)

          3.5       --  Certificate of Designation for the Series B Preferred
                        Stock (previously filed as Exhibit 3.5 to Quanta's 1999
                        Form 10-K (No. 001-13831) filed March 30, 2000 and
                        incorporated herein by reference)

          3.6       --  Certificate of Correction to Certificate of Designation
                        for the Series A Preferred Stock (previously filed as
                        Exhibit 3.6 to Quanta's 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)

          3.7       --  Certificate of Amendment of the Certificate of
                        Designation, Rights and Limitations of the Series A
                        Convertible Preferred Stock (previously filed as Exhibit
                        3.7 to Quanta's 2001 Form 10-K (No. 001-13831) filed
                        April 1, 2002 and incorporated herein by reference)

          3.8       --  Certificate of Amendment to the Amended and Restated
                        Certificate of Incorporation (previously filed as Exhibit 3.8 to Quanta's 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)

          3.9       --  Certificate of Designation of Series C Junior
                        Convertible Preferred Stock (previously filed as Exhibit
                        3.9 to the Company's 2001 Form 10-K (No. 001-13831)
                        filed April 1, 2002 and incorporated herein by reference)

         3.10       --  Certificate of Increase of Series B Junior Participating
                        Preferred Stock (previously filed as Exhibit 3.10 to the
                        Company's 2001 Form 10-K (No. 001-13831) filed April 1,
                        2002 and incorporated herein by reference)

         3.11       --  Certificate of Elimination of the Designation of the
                        Series B Junior Participating Preferred Stock (filed herewith)

         3.12       --  Certificate of Elimination of the Designation of the
                        Series C Junior Convertible Preferred Stock (filed herewith)

         3.13       --  Certificate of Designations of Series D Junior
                        Participating Preferred Stock (filed herewith)

         99.1       --  Certification of Periodic Report by Chief Executive
                        Officer (filed herewith)

         99.2       --  Certification of Periodic Report by Chief Financial
                        Officer (filed herewith)