Form 10-K
period 2002-12-31
QUANTA SERVICES INC
filed 2003-03-31
CIK 1050915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13831

Quanta Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2851603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1360 Post Oak Boulevard, Suite 2100

Houston, Texas 77056
(Address of principal executive offices, including ZIP Code)

(713) 629-7600

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.00001 par value (including rights attached thereto)	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act:

Title of Each Class

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of March 14, 2003, the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on such date, was approximately $210 million and $2.3 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 5% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

      As of March 14, 2003, the number of shares of the Common Stock of the Registrant outstanding was 113,922,656. As of the same date, 1,082,250 shares of Limited Vote Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

i

PART I

ITEM 1.	Business

General

      Quanta is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. Our consolidated revenues for the year ended December 31, 2002 were $1.8 billion, of which 53% was attributable to electric power and gas customers, 16% to telecommunications customers, 12% to cable television operators and 19% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. We were organized in the state of Delaware in 1997 and since that time have made strategic acquisitions to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers’ evolving needs.

      We currently have offices nationwide, providing us the presence and capability to quickly, reliably and effectively complete projects throughout the United States. We work for many of the leading companies in the industries we serve.

      Representative customers include:

•	Arizona Public Service

•	AT&T
•	CenterPoint Energy
•	Charter Communications
•	Entergy
•	Ericsson
•	Georgia Power
•	Illinois Power
•	Intermountain Rural Electric
•	Nevada Power
•	Pacific Gas & Electric
•	Puget Sound Energy
•	San Diego Gas & Electric
•	Southern California Edison

      Our reputation for responsiveness, performance, geographic reach and a comprehensive service offering has also enabled us to develop strong strategic alliances with numerous customers.

Industry Overview

      We believe the following trends are impacting demand for our services:

      Decreased Demand for Telecommunications and Cable Services. During the last two years, the telecommunications and cable television industries suffered a severe downturn that has resulted in a number of companies, including several of our customers, filing for bankruptcy protection or experiencing financial difficulties. The downturn has adversely affected capital expenditures for infrastructure projects even among companies that are not experiencing financial difficulties. Capital expenditures and demand for our services by telecommunications and cable television customers are expected to remain at low levels throughout 2003 in comparison with prior years and additional companies may file for bankruptcy protection or otherwise experience severe financial difficulties in 2003.

      Independent Investment in Electric Power Networks. Financial pressures on electric utilities have, in many instances, reduced the level of investment in network infrastructure, resulting in various bottlenecks and overloaded transmission networks. Recent changes in the regulatory environment have led to an increase in electric power transmission system investment by independent investors. This may spur the amount of transmission infrastructure projects.

      Increasing Need to Upgrade Electric Power Transmission and Distribution Networks. We believe that the aging of many electric power networks may require increased investment in electric power transmission and distribution networks, and that concerns about power quality and reliability will result in increased investment in transmission and distribution infrastructure. Additionally, as the selling of electricity increases across regional networks, capacity and reliability will become even more important.

      Increased Outsourcing. Financial and economic pressures on electric power, gas, telecommunications and cable television providers have caused an increased focus on core competencies and an increase in outsourcing of network services. For instance, total employment at investor owned utilities has declined dramatically in the last decade due, in part, to increased outsourcing. The movement from a regulated business environment to an environment exposed to market forces has led our customers to increase outsourcing of non-core activities, particularly network development. Outsourcing network services reduces costs, provides flexibility in budgets and improves service and performance for many of our customers.

      Increased Demand for Comprehensive End-to-End Solutions. We believe that electric power, gas, telecommunications and cable television companies will seek service providers who can rapidly and effectively design, install and maintain their networks. The strategic and financial value to these companies of geographically expanded and technologically improved networks has caused them to seek quick and reliable, yet cost effective, network solutions within increasingly challenging scale, time and complexity constraints. Accordingly, they are partnering with proven full-service network providers with broad geographic reach, financial capability and technical expertise.

Strategy

      The key elements of our strategy are:

      Focus on Expanding Operating Efficiencies. We intend to:

•	continue to focus on growth in our more profitable services and on projects that have higher margins;

•	combine overlapping operations of certain of our operating units;

•	adjust our operating costs to match the decreased demand from our telecommunications and cable television customers;

•	use our assets more efficiently;

•	share pricing, bidding, licensing and other business practices among our operating units; and

•	develop and expand the use of management information systems.

      Focus on Internal Growth and Integration. We believe we can improve our internal revenue growth by providing our customers comprehensive end-to-end solutions for their infrastructure needs. Our operating units cooperate to spread their best practices and innovative technology and also share equipment and human resources, which positions each operating unit to deepen its relationship with current customers and develop relationships with new customers. To meet the demands of the current economic environment, we are consolidating our operating units where appropriate to eliminate redundancies and increase efficiencies.

      Expand Portfolio of Services to Meet Customers’ Evolving Needs. We offer an expanding portfolio of services that allows us to develop, build and maintain networks on both a regional and national scale and adapt to our customers’ changing needs. We intend to expand further our geographic and technological capabilities through both internal development and innovation and through selective acquisitions.

Services

      We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as commercial, industrial and governmental entities. The following provides an overview of the types of services we provide:

      Electric Power and Gas Network Services. We provide a variety of end-to-end services to the electric power and gas industries, including:

•	installation, repair and maintenance of electric transmission lines ranging in capacity from 69,000 volts to 760,000 volts;

•	installation, repair and maintenance of electric power distribution networks;

•	design and construction of IPP transmission and substation facilities;

•	design and construction of substation projects;

•	installation and maintenance of natural gas transmission and distribution systems;

•	provision of cathodic protection design and installation services;

•	installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

•	installation and maintenance of joint trench systems, which include electric power, natural gas and telecommunications networks in one trench;

•	trenching and horizontal boring for underground installations;

•	cable and fault locating; and

•	storm damage restoration work.

      Telecommunications Network Services. Our telecommunications network services include:

•	fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

•	design, construction and maintenance of DSL networks;

•	engineering and erection of cellular, digital, PCS®, microwave and other wireless communications towers;

•	design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, regional Bell operating companies and long distance providers;

•	trenching and plowing applications;

•	horizontal directional boring;

•	rock saw, rock wheel and rock trench capabilities;

•	vacuum excavation services;

•	splicing and testing of fiber optic and copper networks; and

•	cable locating.

      Cable Television Network Services. The network services we provide to the cable television industry include:

•	fiber optic and coaxial cable installation and maintenance for voice, video and data transmission;

•	system design and installation;

•	upgrading power and telecommunications infrastructure for cable installations;

•	system splicing, balance, testing and sweep certification; and

•	residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services.

      Ancillary Services. We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, including:

•	design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

•	installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

•	installation of cable and control systems for light rail lines, airports and highways; and

•	provision of specialty rock trenching, directional boring and road milling for industrial and commercial customers.

We derived $8.5 million of our revenues from foreign operations during 2002. For additional discussion concerning the revenues derived from the services we provide, see Notes to Consolidated Financial Statements.

Customers, Strategic Alliances and Preferred Provider Relationships

      Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 31.3% of our consolidated revenues in 2002. No single customer accounted for 10% or more of our consolidated revenues for the year ended 2002.

      Although we have a centralized marketing strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our management is incented to cross-sell additional services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that require services from multiple business units. Many of our customers and prospective customers have qualification procedures for approved bidders or vendors based upon the satisfaction of particular performance and safety standards set by the customer. These customers typically maintain a list of vendors meeting these standards and award contracts for individual jobs only to those vendors. We strive to maintain our status as a preferred or qualified vendor to these customers.

      We believe that our strategic relationships with large providers of electric power and telecommunications services will offer opportunities for future growth. Many of these strategic relationships take the form of a strategic alliance or long-term maintenance agreement. Strategic alliances are typically agreements for periods of approximately two to four years that may include an option to add a one to two year extension at the end of a contract. Many of the strategic alliance agreements we have secured are “evergreen” contracts with exclusivity clauses providing that we will be awarded all contracts, or a right of first refusal, for a certain type of work or in a certain geographic region. None of these contracts, however, guarantees a specific dollar amount of work to be performed by us. Strategic alliance agreements typically indicate an intention to work together and many provide us with preferential bidding procedures. Certain of our strategic alliances and long-term maintenance relationships are listed in the following table:

Start of Relationship
Relationship	with Operating Unit

Energy East	2002
Illinois Power	2002
Arizona Public Service	2001
Ericsson	2001
Puget Sound Energy	2000
Georgia Power Company	1999
Avista	1996
Entergy	1995
Century Telephone	1993
Imperial Irrigation District	1990
Nevada Power Company	1989
MidAmerican Energy Corp.	1988
Western Resources	1979
Kansas City Power & Light	1978
CenterPoint Energy	1971
Aquila	1954
Intermountain R.E.A.	1953

Backlog

      Backlog represents the amount of revenue that we expect to realize from work to be performed over the next twelve months on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog at December 31, 2001 and 2002 was approximately $1.1 billion and $980 million, respectively. The decline in backlog was primarily related to financial and economic pressures impacting our customers which have contributed to the delay and cancellation of projects and reduction of capital spending. In many instances, our customers are not contractually committed to specific volumes of services under our long-term maintenance contracts and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate.

Competition

      The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other independent contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that may have greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including electric power, gas, telecommunications and cable television companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

      As of December 31, 2002, we had 1,798 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and 9,945 hourly employees, the number of which fluctuates depending upon the number and size of the projects undertaken by us at any particular time. Approximately 39% of our employees at December 31, 2002, were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW). Under our agreements with our unions, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

      We provide a health, welfare and benefit plan for employees who are not covered by collective bargaining agreements. We have a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. We also have an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their cash compensation, up to $21,250 annually, toward the semi-annual purchase of our common stock at a discounted price. Over 1,000 of our employees participated in the employee stock purchase plan during the year ended December 31, 2002.

      Our industry is experiencing a shortage of journeyman linemen in certain geographic areas. In response to the shortage, we seek to take advantage of various IBEW and National Electrical Contractors Association (NECA) referral programs and hire graduates from the joint IBEW/ NECA apprenticeship program that trains qualified electrical workers.

      We believe our relationships with our employees and union representatives are good.

Training, Quality Assurance and Safety

      Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our policies require that employees complete the prescribed training and service program of the operating unit for which they work in addition to those required, if applicable, by NECA and the IBEW prior to performing more sophisticated and technical jobs. For example, all journeyman linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating unit requires additional training, depending upon the sophistication and technical requirements of each particular job. We have established company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing “best practices” throughout our operations.

Regulation

      Our operations are subject to various federal, state and local laws and regulations including:

•	licensing requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and environmental protection; and

•	special bidding and procurement requirements on government projects.

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

Risk Management, Insurance and Performance Bonds

      The primary risks in our operations are bodily injury and property damage. We have agreements to insure us for workers’ compensation, employer’s liability, auto liability and general liability, subject to a deductible of $1,000,000 per occurrence. On March 1, 2003, we increased the deductible for workers’ compensation insurance to $2,000,000 per occurrence. Effective January 1, 2002, we consolidated the various non-union employee related health care benefit plans that existed at certain of our subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

      Contracts in the industries we serve may require performance bonds or other means of financial assurance to secure contractual performance. During 2002, the market for performance bonds tightened significantly. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.

Website Access

      Our website address is www.quantaservices.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports in our Investor Center under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

Risk Factors

      Our business is subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information.”

      A Continued Economic Downturn May Lead to Less Demand for Our Services. If the general level of economic activity continues to slow, our customers may delay or cancel new projects. The telecommunications and utility markets have experienced substantial change during 2002 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of several of our utility clients’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels. A number of other factors, including financing conditions for and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services.

      We May Not Have Access In The Future to Sufficient Funding to Finance Desired Growth. If we cannot secure additional financing in the future on acceptable terms, we may be unable to support our growth strategy. We cannot readily predict the ability of certain customers to pay for past services or the timing, size and success of our acquisition efforts and therefore the capital we will need for these efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our credit facility contains an aggregate dollar limit on the level of cash consideration that we can use for acquisitions. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to obtain additional debt, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us at all or on terms acceptable to us.

      Our Operating Results May Vary Significantly From Quarter-to-Quarter. We experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may also be materially affected by:

•	the timing and volume of work under new agreements;

•	regional or general economic conditions;

•	the budgetary spending patterns of customers;

•	payment risk associated with the financial condition of customers;

•	variations in the margins of projects performed during any particular quarter;

•	the termination of existing agreements;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	increases in construction and design costs;

•	the timing of acquisitions; and

•	the timing and magnitude of acquisition assimilation costs.

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

      Our Results of Operations Could Be Adversely Affected as a Result of Goodwill Impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible assets of the business we acquire. Through December 31, 2001, pursuant to generally accepted accounting principles, we amortized this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacted our earnings. As stated in Note 2 of Notes to Consolidated Financial Statements under Goodwill and Other Intangibles, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS No. 142 requires, in lieu of amortization, an initial impairment review of goodwill in 2002 and annual impairment tests thereafter.

      Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a $488.5 million non-cash charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of our reporting units. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax, in the year ended December 31, 2002.

      We further recognized an interim non-cash goodwill impairment charge of $166.6 million during the year ended December 31, 2002. Impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets we serve as evidenced by an increased number of bankruptcies in the telecommunications industry, continued devaluation of several of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. On an ongoing basis (absent any impairment indicators), we expect to perform impairment tests annually during the fourth quarter. Future impairments, if any, will be recognized as operating expenses.

      Many of Our Contracts May Be Canceled On Short Notice and We May Be Unsuccessful In Replacing Our Contracts as They Are Completed or Expire. We could experience a decrease in our revenue, net income and liquidity if any of the following occur:

•	our customers cancel a significant number of contracts;

•	we fail to win a significant number of our existing contracts upon re-bid; or

•	we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

Many of our customers may cancel our contracts with them on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us. Many of our contracts, including our master service contracts, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for bid.

      The Industries We Serve Are Subject to Rapid Technological and Structural Changes That Could Reduce the Demand for the Services We Provide. The electric power, gas, telecommunications and cable television industries are undergoing rapid change as a result of technological advances that could in certain cases reduce the demand for our services or otherwise negatively impact our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to significantly improve their networks without physically upgrading them. In addition, consolidation, competition or capital constraints in the electric power, gas, telecommunications or cable television industries may result in reduced spending or the loss of one or more of our customers.

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

      We May Be Unsuccessful at Generating Internal Growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain employees;

•	open additional facilities; and

•	reduce operating and overhead expenses.

In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital or pay for services provided. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

      Our Business Growth Could Outpace the Capability of Our Corporate Management Infrastructure. We cannot be certain that our infrastructure will be adequate to support our operations as they expand. Future growth also could impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.

      The Departure of Key Personnel Could Disrupt Our Business. We depend on the continued efforts of our executive officers and on senior management of the businesses we acquire. Although we have entered into an employment agreement with each of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We do not carry key-person life insurance on any of our employees.

      Our Unionized Workforce Could Adversely Affect Our Operations and Acquisition Strategy. As of December 31, 2002, approximately 39% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationship with our customers and could cause us to lose business and decrease our revenue. In addition, our selective acquisition strategies could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.

      Our Business Is Labor Intensive and We May Be Unable to Attract and Retain Qualified Employees. Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We, like many of our competitors, are currently experiencing shortages of qualified journeyman linemen. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

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

      We May Be Unsuccessful at Integrating Companies That We Acquire. We cannot be sure that we can successfully integrate our acquired companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could have a negative impact on our business, financial condition and results of operations, including:

•	failure of acquired companies and operating units to achieve the results we expect;

•	diversion of our management’s attention from operational matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of the acquired companies and operating units,

•	risks associated with unanticipated events or liabilities; and

•	the potential disruption of our business.

If one of our acquired companies or operating units suffers customer dissatisfaction or performance problems, the reputation of our entire company could suffer.

      Certain Provisions of Our Corporate Governing Documents Could Make an Acquisition of Our Company More Difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholder rights plan and Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent;

•	we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder became classified as an interested stockholder; and

•	on March 8, 2000 we adopted, and have subsequently amended, a stockholder rights plan that could cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors or permitted by the stockholder rights plan.

These circumstances could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock.

ITEM 2.	Properties

Facilities

      We lease our corporate headquarters in Houston, Texas and maintain offices nationwide. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. We own 30 of the facilities we occupy, of which 26 are encumbered by our credit facility, and we lease the rest. We believe that our facilities are sufficient for our current needs.

Equipment

      We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. As of December 31, 2002, the total size of the rolling-stock fleet was approximately 17,700 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations. We believe that we will be able to continue to lease or purchase this equipment at lower prices due to our larger size and the volume of our leasing and purchasing activity.

ITEM 3.	Legal Proceedings

      On November 28, 2001, Aquila, Inc. (Aquila) filed an arbitration demand against us challenging our amendment to our stockholder rights plan. This lawsuit was dismissed with prejudice on May 21, 2002, as part of the settlement of Aquila’s proxy contest to replace members of our board of directors with a slate of its own nominees.

      On November 28, 2001, Aquila also filed a complaint in the Delaware Court of Chancery that challenged the adoption of our rights plan amendment. As part of the settlement of Aquila’s proxy contest, this lawsuit was dismissed with prejudice on May 31, 2002.

      On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint alleging that the named directors breached their fiduciary duties by taking certain actions, including adoption of the rights plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of our shares. On October 31, 2002, the case was dismissed at the request of the plaintiffs.

      On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery alleging that the Special Committee of our board of directors breached its fiduciary duty in connection with the adoption of our Stock Employee Compensation Trust (SECT) and new employment agreements entered into with certain of our employees. As part of the settlement of Aquila’s proxy contest, this lawsuit was dismissed with prejudice on May 30, 2002.

      In addition, we are from time to time a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims, and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these other proceedings, separately or in the aggregate would be expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      On December 27, 2002, we held a special meeting of stockholders in Houston, Texas. At the meeting, the holders of common stock, Limited Vote Common Stock and Series A Convertible Preferred Stock, voting together, approved (1) the convertibility of Series E Preferred Stock into common stock and the issuance of up to 24,307,410 shares of common stock (subject to adjustment) upon the conversion of the Series E Preferred Stock by a vote of 63,795,500 votes cast for the proposal, 685,084 against and 255,115 abstentions and (2) amendments to the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock to (a) delete the requirement that the authorized number of directors on our board of directors be set at ten members and (b) eliminate the ability of the holders of the Series A Convertible Preferred Stock to vote, separately as a class, on any increase in the authorized number of directors on our board of directors beyond ten members by a vote of 63,809,959 votes cast for the proposal, 812,845 against and 112,895 abstentions. In addition, the holders of Series A Convertible Preferred Stock, voting as a separate class, voted to approve proposal 2 above by a vote of 3,444,961 votes cast for the proposal, with no shares voted against or abstaining.

      No other matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      We initially offered our common stock to the public on February 12, 1998, at a price of $6.00 per share. Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low

Year Ended December 31, 2001
1st Quarter	$36.50	$18.75
2nd Quarter	37.50	20.13
3rd Quarter	25.27	9.95
4th Quarter	18.69	13.90
Year Ended December 31, 2002
1st Quarter	$17.43	$11.53
2nd Quarter	18.90	9.40
3rd Quarter	10.19	1.75
4th Quarter	3.94	1.78

      On March 14, 2003, there were 1,104 holders of record of our common stock, 25 holders of record of our Limited Vote Common Stock and no holders of record of our Series A Convertible Preferred Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale.

Dividends and Preferred Stock Conversion

      Our Series A Convertible Preferred Stock accrues a dividend at a rate of 0.5% per annum on a stated amount per share equal to $53.99 per share. Dividends on the Series A Convertible Preferred Stock accumulate until paid and must be paid in full prior to the issuance of any common stock dividend. In addition, the Series A Convertible Preferred Stock has no liquidation preference. As of December 31, 2001 and 2002, dividends of $2.1 million had been accrued on the Series A Convertible Preferred Stock. In connection with their investment in us, on October 15, 2002, First Reserve Fund IX, L.P. (First Reserve) forgave approximately $780,000 in dividends that had accrued on 939,380 shares of Series A Convertible Preferred Stock that First Reserve acquired from Aquila. On December 2, 2002, December 23, 2002, and January 9, 2003, 238,000 shares, 7,000 shares and 939,380 shares of Series A Convertible Preferred Stock, respectively, were converted into shares of common stock and on February 27, 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock. There are currently no outstanding shares of Series A Convertible Preferred Stock. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were reversed on the date of conversion. Therefore, as of February 27, 2003, there were no accrued dividends.

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

Recent Sales of Unregistered Securities

      On October 15, 2002, First Reserve committed, subject to certain conditions, to make an investment in us through two privately negotiated transactions and not pursuant to public solicitation. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration. For all issuances, First Reserve was an “accredited investor” as defined in Rule 501 promulgated pursuant to the Securities Act. The first transaction occurred on October 15, 2002, with First Reserve purchasing from us approximately 8.7 million shares of newly issued common stock at $3.00 per share, for a total purchase price of $26.0 million, before transaction costs. After amending certain provisions of our agreements with lenders and senior secured note holders, the second transaction occurred on December 20, 2002, with First Reserve purchasing from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an additional investment of approximately $72.9 million. At a special meeting of stockholders held on December 27, 2002, our stockholders approved the convertibility of the Series E Preferred Stock and the conversion of the shares into common stock. The shares of Series E Preferred Stock were converted into approximately 24.3 million shares of common stock on December 31, 2002.

      In connection with the First Reserve transaction, First Reserve obtained the right to designate three directors to our board of directors. As of March 14, 2003, First Reserve had designated all three directors to our board of directors. At the special meeting of stockholders held on December 27, 2002, our stockholders approved an increase of our board of directors to twelve members.

ITEM 6.	Selected Financial Data

      For financial statement presentation purposes, in connection with the combination of the founding companies concurrent with our initial public offering, PAR Electrical Contractors, Inc. was identified as the “accounting acquiror.” Between our initial public offering in February 1998 and December 31, 2002, we acquired 88 specialty contracting businesses. Of these, 86 were accounted for using the purchase method of accounting and two were accounted for using the pooling-of-interests method of accounting. Through the date of our initial public offering, Quanta’s consolidated historical financial statements represent the financial position and results of operations of PAR as restated to include the financial position and results of operations of companies acquired in pooling transactions. The remaining businesses we acquired are reflected in the financial statements beginning on their respective dates of acquisition. All per share amounts have been adjusted to give effect to a 3-for-2 stock split, paid as a stock dividend on April 7, 2000.

	Year Ended December 31,

	1998	1999		2000		2001	2002

	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$319,259	$925,654		$1,793,301		$2,014,877	$1,750,713
Cost of services (including depreciation)	257,270	711,353		1,379,204		1,601,039	1,513,940

Gross profit	61,989	214,301		414,097		413,838	236,773
Selling, general and administrative expenses	27,160	80,132		143,564		194,575	225,725
Merger and special charges	231	6,574	(a)	28,566	(a)	—	—
Goodwill impairment	—	—		—		—	166,580 (c)
Goodwill amortization	2,513	10,902		19,805		25,998	—

Income (loss) from operations	32,085	116,693		222,162		193,265	(155,532)
Interest expense	(4,855)	(15,184)		(25,708)		(36,072)	(35,866)
Other income (expense), net	641	1,429		2,597		(227)	(2,446)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	27,871	102,938		199,051		156,966	(193,844)
Provision (benefit) for income taxes	11,683	48,999	(b)	93,328	(b)	71,200	(19,710)

Income (loss) before cumulative effect of change in accounting principle	16,188	53,939		105,723		85,766	(174,134)
Cumulative effect of change in accounting principle, net of tax	—	—		—		—	445,422 (d)

Net income (loss)	16,188	53,939		105,723		85,766	(619,556)
Dividends on preferred stock	—	260		930		930	(11)
Non-cash beneficial conversion charge	—	—		—		—	8,508 (e)

Net income (loss) attributable to common stock	$16,188	$53,679		$104,793		$84,836	$(628,053)

Basic earnings per share	$0.60	$1.08		$1.50		$1.11	$(7.77)

Diluted earnings per share	$0.59	$1.00		$1.42		$1.10	$(7.77)

(a)	In December 2000, we agreed to conclude our obligations under our management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million. In June 1999, as a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, we incurred a non-cash compensation charge of $5.3 million and an excise tax charge of $1.1 million. We also incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

(b)	For the year ended December 31, 2000, the provision reflects the result of no tax benefit being recognized for a portion of the merger and special charges. For the year ended December 31, 1999, it includes a non-cash deferred tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling transaction from an S corporation to a C corporation.

(c)	We recognized an interim SFAS No. 142 non-cash goodwill impairment charge of $166.6 million during the year ended December 31, 2002. Impairment adjustments recognized after the adoption of SFAS No. 142 are required to be recognized as operating expenses.

(d)	Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a $488.5 million non-cash charge ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of our reporting units. Basic and diluted earnings per share before cumulative effect of change in accounting principle were a loss of $2.26 per share.

(e)	The original as-converted share price negotiated with First Reserve for the Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date First Reserve purchased the Series E Preferred Stock, our stock closed at $3.35 per share. Accordingly, we recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge is recognized as a deemed dividend to the Series E Preferred Stockholder and is recorded as a decrease to net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on our operating income, cash flows or stockholders’ equity at December 31, 2002.

	December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Working capital	$57,106	$164,140	$353,729	$335,590	$317,356
Total assets	339,081	1,159,636	1,871,897	2,042,901	1,364,812
Long-term debt, net of current maturities	60,281	150,308	318,602	327,774	213,167
Convertible subordinated notes	49,350	49,350	172,500	172,500	172,500
Redeemable common stock	—	—	—	—	72,922
Total stockholders’ equity	171,503	756,925	1,068,956	1,206,751	611,671

      The consolidated financial statements for the years ended December 31, 1998 through 2001, were audited by Arthur Andersen LLP (Andersen), who has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes thereto included in Item 8.

Introduction

      We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the year ended December 31, 2002 of $1.8 billion, of which 53% was attributable to electric power and gas customers, 16% to telecommunications customers, 12% to cable television operators and 19% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

      We enter into contracts principally on the basis of competitive unit price or fixed price bids, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We also perform services on a cost-plus or time and materials basis. We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price or cost-plus master service agreements that are renewable annually. We generally recognize revenue when services are performed except when work is being performed under fixed price contracts. We typically record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. Our fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and remits the retainage to us upon completion and approval of the work.

      Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek higher margins on labor-intensive projects. We have a deductible of $1,000,000 per occurrence related to workers’ compensation, employer’s liability, automobile and general liability claims. On March 1, 2003, we increased the deductible for workers’ compensation insurance to $2,000,000 per occurrence. Effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made.

      Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Selling, general and administrative expenses can be impacted by our customers’ inability to pay for services performed.

Seasonality; Fluctuations of Quarterly Results

      Our results of operations can be subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the U.S. Typically, we experience lower gross and operating margins during the winter months due to lower demand for our services and more difficult operating conditions. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Liquidity and Capital Resources

      As of December 31, 2002, we had cash and cash equivalents of $27.9 million, working capital of $317.4 million and long-term debt of $213.2 million, net of current maturities. Our long-term debt balance at that date included borrowings of $210.0 million of senior secured notes, and $3.2 million of other debt. We had $172.5 million of convertible subordinated notes as of December 31, 2002. In addition, we had $71.1 million of letters of credit outstanding under the credit facility.

      During the year ended December 31, 2002, operating activities provided net cash to us of $121.5 million. Operating cash flow before changes in working capital and other operating accounts totaled $93.1 million. Net changes in working capital and other operating accounts generated $28.4 million of cash flow from operations, in 2002, primarily as a result of management’s focus on working capital and a general business slowdown. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $70.1 million, including $49.5 million used for capital expenditures, $8.0 million used for the purchase of two businesses, net of cash acquired, and $17.3 million in additional non-current notes receivable issued during 2002. We used net cash in financing activities of $29.8 million, resulting primarily from $109.3 million in net repayments of our credit facility, $10.8 million in payments of other long-term debt obligations and $11.7 million used for the purchase of treasury stock, partially offset by $102.1 million in proceeds from the issuance of stock before transaction costs.

      On August 12, 2002 and December 20, 2002, we amended our credit facility. As a result of both amendments, the commitment of the banks under the credit facility was reduced from $350.0 million to $250.0 million. The commitment will remain in effect at $250.0 million through March 31, 2003, then reduce to $225.0 million and remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Further, the amendment restricts our ability to borrow an additional $25.0 million under the credit facility until we achieve, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of our total funded debt to EBITDA or (b) the bank’s prime rate plus up to 2.00%, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on our total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. Our weighted average borrowing rate under the credit facility for the year ended December 31, 2002 was 4.88%. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including the maximum funded debt to EBITDA ratio, minimum interest coverage ratios and non-cash impairment charges under SFAS Nos. 142 and 144. However, the amended credit facility is more restrictive with respect to our maximum senior debt to EBITDA ratio, capital expenditures and asset sales, prohibits any stock repurchase programs, and prohibits acquisitions through May 15, 2003. Additionally, the amended credit facility prohibits the payment of dividends and requires a mandatory reduction in the banks’ commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. Our borrowing availability under the credit facility varies from quarter to quarter depending upon our degree of compliance with certain financial ratios. As of March 14, 2003, we had approximately $50 million in cash and cash equivalents, no borrowings under the credit facility and $77.0 million of letters of credit outstanding, which based upon our current senior debt to EBITDA ratio, results in a borrowing availability of $77.4 million under the credit facility. Our current borrowing rate is LIBOR plus 3.50%.

      As of December 31, 2002, we had $210.0 million of senior secured notes that have maturities ranging from three to eight years with a weighted average interest rate of 9.91%. On August 12, 2002 and December 20, 2002, we amended the senior secured notes, and as amended, they have financial covenants and restrictions substantially identical to those under the credit facility. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including, any mandatory prepayments. Pursuant to an intercreditor agreement, the senior secured notes rank equally in right of repayment with indebtedness under our credit facility.

      In connection with amendments to both the credit facility and the senior secured notes in 2002, we incurred additional debt issuance costs of approximately $6.2 million. We have accounted for these costs in accordance with EITF 98-14 for the credit facility and EITF 96-19 for the senior secured notes. Accordingly, a majority of these costs were capitalized and will be amortized over the remaining term of the respective agreement, as amended. As a result of the amendments, in accordance with EITF 98-14, we expensed a portion of the unamortized debt issuance costs as interest expense during the year ended December 31, 2002.

      As of December 31, 2002, we had $172.5 million in convertible subordinated notes that bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the convertible subordinated notes would be required under our credit facility and senior secured notes.

      We have specifically provided for non-cash goodwill impairment charges up to $850 million in our credit facility and senior secured notes resulting from the adoption of SFAS Nos. 142 and 144. Goodwill impairment charges do not violate any covenants in our convertible subordinated notes.

      On October 15, 2002, First Reserve committed, subject to certain conditions, to make an investment in us through two transactions. The first transaction occurred on October 15, 2002, with First Reserve purchasing from us approximately 8.7 million shares of our newly issued common stock at $3.00 per share, for a total purchase price of $26.0 million, before transaction costs. As part of this transaction and in exchange for consideration from us of approximately $2.7 million, we also obtained from Aquila certain waivers of anti-dilution rights, preemptive rights and limitations of the number of directors on our board of directors.

      After amending certain provisions of our agreements with lenders and senior secured note holders, the second transaction occurred on December 20, 2002, with First Reserve purchasing from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an additional investment of approximately $72.9 million. At a special meeting of stockholders held on December 27, 2002, our stockholders approved the convertibility of such Series E Preferred Stock and the conversion of the shares into common stock. The shares of Series E Preferred Stock were converted into 24.3 million shares of common stock on December 31, 2002.

      As of December 31, 2001 and 2002, dividends of $2.1 million had been accrued on the Series A Convertible Preferred Stock. In connection with their investment in us, on October 15, 2002, First Reserve forgave approximately $780,000 in dividends that had accrued on 939,380 shares of Series A Convertible Preferred Stock that First Reserve acquired from Aquila. On December 2, 2002, December 23, 2002, and January 9, 2003, 238,000 shares, 7,000 shares and 939,380 shares of Series A Convertible Preferred Stock, respectively, were converted into shares of common stock and on February 27, 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock. There are currently no outstanding shares of Series A Convertible Preferred Stock. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were reversed on the date of conversion. Therefore, as of February 27, 2003, there were no accrued dividends.

      Through February 20, 2003, First Reserve had the right to require us to repurchase the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock for cash if we had a change in control. As such, the investment has been reflected in the consolidated balance sheet as Redeemable Common Stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the Redeemable Common Stock was reclassified to stockholders’ equity.

      We anticipate that our cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, further deterioration in the markets we serve, material changes in our customers revenues or cash flows or adverse weather conditions may negatively impact our revenues and cash flows. These factors, coupled with the lowered capacity and restrictive covenants of our credit facility, may negatively impact our ability to meet such needs.

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

      We have guaranteed a residual value on certain equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2002, the maximum guaranteed residual value would have been approximately $123.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

      We had $71.1 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program at December 31, 2002. While not actual borrowings, letters of credit do reflect potential liabilities under our credit facility and therefore are treated as a use of borrowing capacity under our credit facility. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2003 and 2004. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. Based upon our senior debt to EBITDA ratio, the borrowing availability under our credit facility was $83.3 million as of December 31, 2002.

      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of December 31, 2002, the total amount of outstanding performance bonds was approximately $461.0 million.

      Our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt obligations including capital leases	$392,331	$6,663	$2,231	$103,696	$5,225	$214,016	$60,500
Operating lease obligations	$44,873	$18,970	$10,466	$8,234	$3,739	$1,379	$2,085

      Concentration of Credit Risk. We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally are entitled to payment for work performed and have certain lien rights on our services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy. Our utility customers are also experiencing business challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable or revenues as of or for the years ended December 31, 2000, 2001 or 2002.

      In June 2002, one of our customers, Adelphia Communications Corporation, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We have filed liens on various properties to secure substantially all of our pre-petition receivables. Our carrying value is based upon our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. We currently believe we will collect a substantial majority of the balances owed. Should any of the factors underlying our estimate change, the amount of our allowance could change significantly. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as accounts and notes receivable as of December 31, 2002. Also included in accounts and notes receivable are amounts due from another customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. During 2002, we provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of December 31, 2002, the total balance due from both of these customers was $78.4 million, net of an allowance for doubtful accounts of $28.4 million.

      Stock Employee Compensation Trust (SECT). On March 13, 2002, our board of directors approved the creation of a SECT to fund certain of our future employee benefit obligations using our common stock. The SECT was established by selling 8.0 million shares of our common stock, including 986,000 shares we purchased during 2001 pursuant to our Stock Repurchase Plan, to the SECT in exchange for a promissory note plus an amount equal to the aggregate par value of the shares. As part of the settlement of the proxy contest with Aquila, on May 20, 2002, we terminated the SECT and repurchased the 7,911,069 shares of common stock remaining in the SECT by canceling the promissory note. The 7,911,069 shares were transferred into treasury stock on May 21, 2002, and were retired on June 28, 2002.

      Stock Repurchase Plan. Our board of directors authorized a Stock Repurchase Plan under which up to $75.0 million of our common stock could be repurchased. Under the Stock Repurchase Plan, we could conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, we purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the

986,000 shares of common stock were sold to our SECT, and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after we terminated the SECT. During 2002, Quanta purchased 924,500 shares of its common stock for approximately $11.7 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of our board of directors determined to cease the Stock Repurchase Plan. As a result of the credit facility and senior secured notes amendments, any further stock repurchases, other than those associated with Quanta’s stock incentive plans, are prohibited.

      Litigation. On November 28, 2001, Aquila filed an arbitration demand against us with challenging our amendment to our stockholder rights plan. As part of the settlement of Aquila’s proxy contest with us, discussed below, this lawsuit was dismissed with prejudice on May 21, 2002.

      On November 28, 2001, Aquila also filed a complaint in the Delaware Court of Chancery that challenged the adoption of our rights plan amendment. As part of the settlement of Aquila’s proxy contest, this lawsuit was dismissed with prejudice on May 31, 2002.

      On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint alleging that the named directors breached their fiduciary duties by taking certain actions, including adoption of the rights plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of our shares. On October 31, 2002, the case was dismissed at the request of the plaintiffs.

      On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery alleging that the Special Committee of our board of directors breached its fiduciary duty in connection with the adoption of our SECT and new employment agreements entered into with certain of our employees. As part of the settlement of Aquila’s proxy contest, this lawsuit was dismissed with prejudice on May 30, 2002.

      In addition, we are from time to time a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these other proceedings, separately or in the aggregate would be expected to have a material adverse effect on our results of operations or financial position.

      Proxy Solicitation. On February 8, 2002, Aquila announced its intention to conduct a proxy solicitation to replace members of our board of directors with a slate of its own nominees. On May 20, 2002, we and Aquila announced that we had reached an agreement for Aquila to terminate its proxy contest. Under the terms of the settlement, Aquila withdrew all pending litigation and arbitration against us. The companies also agreed to a standstill whereby Aquila agreed not to purchase shares of our common stock on the open market and not to wage another proxy fight for control of us and we agreed to terminate the SECT. We recorded approximately $1.1 million and $10.5 million in proxy costs for the years ended December 31, 2001 and 2002, respectively, which are included in selling, general and administrative expenses.

      Change of Control. We entered into new employment agreements with certain employees, as of March 13, 2002, which become effective upon a change of control (as defined in the new employment agreements) of Quanta. The new employment agreements supplemented existing employment agreements already in effect. The new employment agreements provide that, following a change of control, if we terminate the employee’s employment without cause (as defined in the new employment agreements), the employee terminates employment for good reason (as defined in the new employment agreements), or the employee’s employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility and the terms of the employee’s prior employment arrangements. In addition, in the case of certain senior executives, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control. On June 1, 2002, Mr. Colson, our chief executive officer, relinquished his right to receive the payment described above upon a voluntary termination during such 30-day period.

      Acquisitions. During 2002, we acquired two companies for an aggregate consideration of 251,079 shares of common stock and approximately $8.0 million in cash, net of cash acquired. The cash portion of such consideration was provided by proceeds from borrowings under the credit facility. In connection with the amendment of our credit facility and senior secured notes, we are limited to an aggregate dollar level of cash consideration that we can use to fund acquisitions.

      Related Party Transactions. In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of network service work for Aquila or facility leases with prior owners. See additional discussion in Note 12 of Notes to Consolidated Financial Statements.

Inflation

      Due to relatively low levels of inflation experienced during the years ended December 31, 2000, 2001 and 2002, inflation did not have a significant effect on our results.

Significant Balance Sheet Changes

      Total assets decreased approximately $678.1 million in 2002 compared to 2001. This decrease is primarily due to the following:

•	Goodwill and other intangibles, net decreased $641.4 million primarily due to impairments of goodwill pursuant to SFAS No. 142, which requires goodwill to be tested for impairment by comparing the fair value of each subsidiary with its carrying value.

•	Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $87.5 million primarily due to lower levels of revenues during 2002, collections on accounts that were outstanding at December 31, 2001 and an increase of $1.7 million in the allowance for doubtful accounts. In addition, approximately $32.9 million in balances have been reclassified to non-current accounts and notes receivable due to uncertainty related to their collectibility within the next twelve months.

•	Current deferred taxes increased $6.9 million primarily due to increases in the current and long-term allowance for doubtful accounts, which are not currently deductible.

•	Prepaid expenses and other current assets increased $10.8 million primarily due to the recording of a federal net operating loss which we intend to file as a carryback claim with the Internal Revenue Service. We expect to file the claim in 2003.

•	Property and equipment, net decreased $15.9 million due to depreciation of $60.2 million recorded during the period and the sale of equipment that was no longer being used by certain of our subsidiaries, offset by increases as a result of capital expenditures of $49.5 million.

•	Long-term accounts and notes receivable, net increased $21.4 million primarily due to the recording of an additional note receivable of $17.3 million from one of our customers. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. In addition, we reclassified approximately $32.9 million from accounts receivable due to uncertainty related to their collectibility within the next twelve months, as discussed above. During the year ended December 31, 2002, we recorded allowances for these accounts and notes receivable of approximately $28.4 million.

•	Other assets, net increased $5.5 million due primarily to an accounts receivable balance due from one of our customers being reclassified, as title to the work performed by us has been transferred to us in lieu of payment and an increase in debt issuance costs incurred in connection with amendments to certain debt agreements in 2002.

      In 2002, total liabilities decreased approximately $155.9 million, redeemable common stock increased $72.9 million and stockholders’ equity decreased approximately $595.1 million. These changes were primarily due to the following:

•	Accounts payable and accrued expenses decreased $13.2 million primarily due to a $9.5 million decrease in trade accounts payable due to lower levels of revenue during 2002.

•	Billings in excess of costs and estimated earnings on uncompleted contracts decreased $14.7 million. The timing of billings and the willingness of our customers to accept billings in excess of the work performed fluctuate from period to period. In addition, work performed under fixed price contracts generally allow us to bill larger amounts earlier in the project. We performed less work under fixed price contracts during the latter portion of 2002 versus 2001.

•	Long-term debt, net of current maturities decreased $114.6 million due to payments against our credit facility during the year ended December 31, 2002. At December 31, 2002, there were no borrowings outstanding under our credit facility.

•	Deferred income taxes and other non-current liabilities decreased $11.9 million. Long-term deferred income tax assets and liabilities are presented net in the accompanying balance sheet. The $11.9 million decrease was primarily the result of the recording of a deferred tax asset for the tax benefit related to the impairments of goodwill pursuant to SFAS No. 142, partially offset by increases in deferred tax liabilities due to increased differences between the book and tax basis for certain of our assets. This decrease was also partially offset by increases in the long-term portion of self-insurance reserves.

•	Redeemable common stock increased $72.9 million. On December 20, 2002, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an investment of approximately $72.9 million. At a special meeting of stockholders held on December 27, 2002, our stockholders approved the convertibility of such Series E Preferred Stock and the conversion of the shares into common stock. The shares of Series E Preferred Stock were converted into 24.3 million shares of common stock on December 31, 2002. Through February 20, 2003, First Reserve had the right to require us to repurchase the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock for cash if we had a change in control. As such, the investment has been reflected in the consolidated balance sheet as Redeemable Common Stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the Redeemable Common Stock was reclassified to stockholders’ equity.

•	Stockholders’ equity decreased $595.1 million during the year ended December 31, 2002. This was primarily the result of a net loss attributable to common stock of $628.1 million associated with the impairments of goodwill recorded pursuant to SFAS No. 142 and the purchase of approximately $11.7 million of treasury stock under our Stock Repurchase Plan, partially offset by the initial investment by First Reserve of $26.0 million, before transaction costs, the issuance of approximately $6.9 million in shares of common stock pursuant to our Employee Stock Purchase Plan and the acquisition of two companies which resulted in increased additional paid in capital of $3.4 million.

Results of Operations

      The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,

	2000		2001		2002

Revenues	$1,793,301	100.0%	$2,014,877	100.0%	$1,750,713	100.0%
Cost of services (including depreciation)	1,379,204	76.9	1,601,039	79.5	1,513,940	86.5

Gross profit	414,097	23.1	413,838	20.5	236,773	13.5
Selling, general and administrative expenses	143,564	8.0	194,575	9.6	225,725	12.9
Special charges	28,566	1.6	—	—	—	—
Goodwill impairment	—	—	—	—	166,580	9.5
Goodwill amortization	19,805	1.1	25,998	1.3	—	—

Income (loss) from operations	222,162	12.4	193,265	9.6	(155,532)	(8.9)
Interest expense	(25,708)	(1.4)	(36,072)	(1.8)	(35,866)	(2.0)
Other income (expense), net	2,597	0.1	(227)	—	(2,446)	(0.1)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	199,051	11.1	156,966	7.8	(193,844)	(11.0)
Provision (benefit) for income taxes	93,328	5.2	71,200	3.5	(19,710)	(1.1)

Income (loss) before cumulative effect of change in accounting principle	105,723	5.9	85,766	4.3	(174,134)	(9.9)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	445,422	25.4

Net income (loss)	105,723	5.9	85,766	4.3	(619,556)	(35.3)
Dividends on preferred stock, net of forfeitures	930	0.1	930	0.1	(11)	—
Non-cash beneficial conversion charge	—	—	—	—	8,508	0.5

Net income (loss) attributable to common stock	$104,793	5.8%	$84,836	4.2%	$(628,053)	(35.8)%

Year ended December 31, 2002 compared to the year ended December 31, 2001

      Revenues. Revenues decreased $264.2 million, or 13.1%, to $1.75 billion for the year ended December 31, 2002. This decrease was attributable to lower revenues, primarily from telecommunications and cable customers, due in part to the continued decrease in capital spending by our customers, the inability of certain of these customers to raise new capital, bankruptcies of certain customers and the overall downturn in the national economy, which have negatively impacted the award of work to specialty contractors. This decrease was partially offset by a full year of contributed revenues for those companies acquired during 2001 and growth in revenues from our electric power and gas customers.

      Gross profit. Gross profit decreased $177.1 million to $236.8 million for the year ended December 31, 2002. Gross margin decreased from 20.5% for the year ended December 31, 2001 to 13.5% for the year ended December 31, 2002. The decrease in gross margin resulted primarily from declining volumes due to economic factors noted above, significantly lower margins on work performed due to increased pricing pressures and lower asset utilization. The decrease also resulted from higher than normal transition costs during the first six months of 2002 on one telecommunications outsourcing contract.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $31.2 million, or 16.0%, to $225.7 million for the year ended December 31, 2002. During the year ended December 31, 2002, we recorded $35.7 million in bad debt expense, $10.5 million in proxy costs and $4.5 million in expensed loan and equity transaction costs associated with amendments of our existing debt agreements and issuances of stock. During the year ended December 31, 2001, we recorded $20.3 million in bad debt expense and $1.1 million in proxy costs. Excluding the impact of these items, selling, general and administrative expenses for the year ended December 31, 2002 increased approximately $1.8 million, primarily due to the inclusion of a full year of costs associated with companies acquired during 2001 and higher professional fees due to increased collection efforts on troubled accounts, partially offset by reductions in personnel and bonuses. As a percentage of revenues, selling, general and administrative expenses increased due to the items noted above, as well as the impact of lower revenues.

      Goodwill impairment. During the year ended December 31, 2002, we recognized an interim non-cash SFAS No. 142 goodwill impairment charge of $166.6 million. Any interim impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets we serve.

      Interest expense. Interest expense decreased $0.2 million, or 0.6%, to $35.9 million for the year ended December 31, 2002, due to lower average levels of debt outstanding during 2002, partially offset by higher weighted average interest rates in 2002 and expensed loan costs associated with debt amendments in 2002.

      Provision (benefit) for income taxes. The benefit for income taxes was $19.7 million for the year ended December 31, 2002, with an effective tax rate of 10.2%, compared to a provision of $71.2 million for the year ended December 31, 2001 and an effective tax rate of 45.4%. The lower tax rate in 2002 results primarily from the interim goodwill impairment charge, the majority of which is not deductible for tax purposes, thereby reducing the amount of tax benefit recorded.

      Cumulative effect of change in accounting principle, net of tax. Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a charge, net of tax, of $445.4 million to reduce the carrying value of the goodwill of our reporting units to its implied fair value for the year ended December 31, 2002. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rule was reflected as a cumulative effect of change in accounting principle in the year ended December 31, 2002.

      Net income (loss). Net income decreased $705.3 million to a net loss of $619.6 million for the year ended December 31, 2002, compared to net income of $85.8 million for the year ended December 31, 2001, primarily due to impairments of goodwill recorded pursuant to SFAS No. 142 and decreased gross profit as described above.

      Dividends on preferred stock. For the year ended December 31, 2002, we recorded approximately $11,000 in negative dividends on preferred stock. In connection with their investment in us, on October 15, 2002, First Reserve acquired approximately 0.9 million shares of our Series A Convertible Preferred Stock. On October 15, 2002, First Reserve forgave approximately $780,000 in dividends that had accrued on those shares. On December 2, 2002, and December 23, 2002, 238,000 shares and 7,000 shares of Series A Convertible Preferred Stock, respectively, were converted into shares of common stock. Any dividends that had accrued on the shares of Series A Convertible Preferred Stock were reversed on the date of conversion.

      Non-cash beneficial conversion charge. The original as-converted share price negotiated with First Reserve for the Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date First Reserve purchased the Series E Preferred Stock, our stock closed at $3.35 per share. Accordingly, we recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge is recognized as a deemed dividend to the Series E Preferred Stockholder and is recorded as a decrease to net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on our operating income, cash flows or stockholders’ equity at December 31, 2002.

Year ended December 31, 2001 compared to the year ended December 31, 2000

      Revenues. Revenues increased $221.6 million, or 12.4%, to $2.01 billion for the year ended December 31, 2001. This increase was attributable to strong growth in electric power and gas revenues as a result of increased outsourcing and deregulation, a full year of contributed revenues in 2001 for those companies acquired in 2000 and revenues of $42.3 million from platform companies acquired in 2001 that continued to exist as separate reporting subsidiaries. The increase was partially offset by decreased revenues from telecommunications customers due in part to the continued inability of certain of the customers to raise new capital and the overall downturn in the national economy.

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

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $51.0 million, or 35.5%, to $194.6 million for the year ended December 31, 2001. Selling, general and administrative expenses for the year ended December 31, 2001 include $13.1 million in increased bad debt expense and $1.1 million in proxy costs. In addition, $4.2 million of the increase was attributable to the platform companies we acquired subsequent to December 31, 2000. Selling, general and administrative expenses also included a full period of costs in 2001 associated with those companies acquired during 2000. The remainder of the increase was attributable to tuck-in acquisitions and the continued establishment of infrastructure to facilitate our growth and to integrate our acquired businesses. As a percentage of revenues, selling, general and administrative expenses increased due to the items noted above.

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

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB Opinion No. 30). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and establishes criteria for determining when a long-lived asset is held for sale. We adopted SFAS No. 144 on January 1, 2002, with no material effect on our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. Upon the adoption of SFAS No. 145, if we record any extraordinary items related to the extinguishment of debt, we will have to reclassify such items in our prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, we will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities initiated after December 31, 2002. We will apply this statement to exit or disposal activities, if any, beginning in fiscal 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies the disclosures that are to be made by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual reports for fiscal years ending after December 15, 2002, which we have adopted. We will adopt the initial recognition and measurement provisions of FIN 45 on a prospective basis.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 in these consolidated financial statements.

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

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. For example, certain of our customers, primarily large public telecommunications carriers, have filed for bankruptcy in the year ended December 31, 2002, or have been experiencing financial difficulties, and as a result we increased our allowance for doubtful accounts to reflect that certain customers may be unable to meet their obligations to us in the future. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

Goodwill and Other Intangibles. As stated in Note 2 of Notes to Consolidated Financial Statements, SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets, as compared to our accounting policy for the assessment of goodwill impairment in 2001, which was based on an undiscounted cash flow model. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

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

Self-Insurance. We are insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence. On March 1, 2003, we increased the deductible for workers’ compensation insurance to $2,000,000 per occurrence. Effective January 1, 2002, we consolidated the various non-union employee related health care benefits plans that existed at certain of our subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Stock Options. We account for our stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed.

Outlook

      The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

      Like many companies that provide installation and maintenance services to the electric power, gas, telecommunications and cable television industries, we are facing a number of challenges. Our operating environment has changed dramatically. The telecommunications and utility markets have experienced substantial change during 2002 as evidenced by an increased number of bankruptcies in the telecommunica-

tions market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels.

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

      We expect consistent demand for our services from our electric power and gas customers throughout 2003 with continued weakness in demand for our services from our telecommunications and cable customers and relatively level demand for our ancillary services. Financial and economic pressures have led our customers to return to their core competencies and focus on cost reductions, resulting in an increased focus on outsourcing services. We believe that we are adequately positioned to provide these services because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.

      Capital expenditures in 2003 are expected to be approximately $50.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2003 to be funded substantially through internal cash flows and, to the extent necessary, from borrowings under our credit facility.

      In March 2003, in conjunction with a stock option exchange program, we cancelled eligible options to purchase an aggregate of 6,769,483 shares of our common stock. Pursuant to the terms of the offer, Quanta granted restricted stock representing an aggregate of 3,022,112 shares of our common stock. This restricted stock issuance will require us to recognize a non-cash compensation charge of approximately $3.0 million per year over the three year vesting period of the restricted stock.

Uncertainty of Forward-Looking Statements and Information

      This Annual Report on Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	Expectations regarding capital expenditures;

•	The effects of competition in our markets;

•	The duration and extent of the current economic downturn;

•	Materially adverse changes in economic conditions in the markets served by us or by our customers; and

•	Our ability to achieve cost savings.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	The duration and extent of the current economic downturn;

•	The cost of borrowing, availability of credit and other factors affecting our financing activities;

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	Material adverse changes in economic conditions in the markets served by us or by our customers;

•	The adverse impact of goodwill impairments;

•	Replacement of our contracts as they are completed or expire;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to effectively compete for market share;

•	Our ability to generate internal growth;

•	Our growth outpacing our infrastructure;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and acquisition strategy;

•	Potential exposure to environmental liabilities;

•	Our ability to integrate companies we acquire;

•	Beliefs and assumptions about the collectibility of receivables;

•	Our dependence on fixed price contracts; and

•	Beliefs or assumptions about the outlook for markets we serve.

      Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.

      All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk primarily related to potential adverse changes in interest rates and, to a certain extent, commodity prices, as discussed below. Management does not generally use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. As of December 31, 2002, however, we had a derivative contract outstanding that related to anticipated exposure in the price of natural gas. We monitor our derivative position by regularly evaluating our position. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

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

      Interest Rates. As of December 31, 2002, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2001 and 2002, the fair value of our fixed-rate debt of $399.0 million and $392.3 million was approximately $357.1 million and $317.3 million, respectively, based upon discounted future cash flows using incremental borrowing rates and current market prices. As of December 31, 2001, the fair value of our variable rate debt of $109.3 million approximated book value and the detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in fixed interest rates would be approximately $0.5 million. As of December 31, 2002, we had no borrowings under our credit facility and no other variable rate obligations.

      Commodity Price Exposure. In October 2001, we entered into a forward purchase contract (Contract A) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001 that was substantially complete at March 31, 2002. Our objective was to mitigate the variability in the price of natural gas by securing the price we will have to pay to the Contract A counterparty. On March 29, 2002, we entered into a sub-services agreement with one of our customers (the Counterparty Contract) whereby the customer assumed all obligations associated with Contract A. On November 5, 2002, Contract A was sold for a gain of $0.3 million and the related Counterparty Contract was terminated.

      In April 2002, we entered into another forward purchase contract (Contract B) with settlements through March 2003, in order to secure pricing on anticipated gas requirements related to a project completed during the quarter ended September 30, 2002. Our objective was to mitigate the variability in the price of natural gas by securing the price we will have to pay the Contract B counterparty. As of December 31, 2002, the fair value of Contract B was approximately $257,000.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Quanta Services, Inc. as of and for each of the two years in the period ended December 31, 2001, were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements in their report dated February 14, 2002 (except for the matters discussed in prior year Note 16 (not separately presented herein), as to which the date was March 25, 2002).

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As discussed above, the consolidated financial statements of Quanta Services, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent public accountants who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2000 and 2001 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2000 and 2001 consolidated financial statements of Quanta Services, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2003 (except for the matters
  discussed in Note 16, as to which
  the date is March 10, 2003)

NOTE:	This is a copy of a report previously issued by Arthur Andersen LLP, our former independent public accountants. This report has not been reissued by Arthur Andersen LLP in connection with the filing of Quanta Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002. Quanta Services Inc.’s consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 are not required to be presented and are not included in this Form 10-K. Additionally, the reference to Note 16 below is applicable to the Company’s footnotes to their audited financial statements as of December 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quanta Services, Inc.:

We have audited the accompanying consolidated balance sheets of Quanta Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Houston, Texas

February 14, 2002 (except for the matters
  discussed in Note 16, as to which
  the date is March 25, 2002)

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,

	2001	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,287	$27,901
Accounts receivable, net of allowances of $35,856 and $37,585, respectively	451,870	367,057
Costs and estimated earnings in excess of billings on uncompleted contracts	57,433	54,749
Inventories	25,053	25,646
Current deferred taxes	22,063	28,968
Prepaid expenses and other current assets	14,414	25,176

Total current assets	577,120	529,497
PROPERTY AND EQUIPMENT, net	385,480	369,568
ACCOUNTS AND NOTES RECEIVABLE, net of allowances of $— and $28,389, respectively	29,541	50,900
OTHER ASSETS, net	13,778	19,250
GOODWILL AND OTHER INTANGIBLES, net	1,036,982	395,597

Total assets	$2,042,901	$1,364,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$8,063	$6,652
Accounts payable and accrued expenses	202,327	189,080
Billings in excess of costs and estimated earnings on uncompleted contracts	31,140	16,409

Total current liabilities	241,530	212,141
LONG-TERM DEBT, net of current maturities	327,774	213,167
CONVERTIBLE SUBORDINATED NOTES	172,500	172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES	94,346	82,411

Total liabilities	836,150	680,219

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK	—	72,922
STOCKHOLDERS’ EQUITY:
Preferred stock, $.00001 par value, 10,000,000 shares authorized:
Series A Convertible Preferred Stock, 3,444,961 and 3,199,961 shares issued and outstanding, respectively	—	—
Common stock, $.00001 par value, 300,000,000 shares authorized, 60,629,965 and 70,632,899 shares issued and 59,643,965 and 69,706,528 shares outstanding, respectively(a)	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,116,238 and 1,083,750 shares issued and outstanding, respectively	—	—
Additional paid-in capital	952,380	980,303
Deferred compensation	(1,770)	(302)
Retained earnings (deficit)	271,448	(356,605)
Treasury Stock, at cost, 986,000 and 926,371 common shares, respectively	(15,307)	(11,725)

Total stockholders’ equity	1,206,751	611,671

Total liabilities and stockholders’ equity	$2,042,901	$1,364,812

(a)	Shares issued and outstanding as of December 31, 2002, do not include the 24,307,410 shares of Redeemable Common Stock valued at $72.9 million which was reclassified to stockholders’ equity on February 20, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,

	2000	2001	2002

REVENUES	$1,793,301	$2,014,877	$1,750,713
COST OF SERVICES (including depreciation)	1,379,204	1,601,039	1,513,940

Gross profit	414,097	413,838	236,773
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	143,564	194,575	225,725
SPECIAL CHARGES	28,566	—	—
GOODWILL IMPAIRMENT	—	—	166,580
GOODWILL AMORTIZATION	19,805	25,998	—

Income (loss) from operations	222,162	193,265	(155,532)
OTHER INCOME (EXPENSE):
Interest expense	(25,708)	(36,072)	(35,866)
Other, net	2,597	(227)	(2,446)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	199,051	156,966	(193,844)
PROVISION (BENEFIT) FOR INCOME TAXES	93,328	71,200	(19,710)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	105,723	85,766	(174,134)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	445,422

NET INCOME (LOSS)	105,723	85,766	(619,556)
DIVIDENDS ON PREFERRED STOCK, NET OF FORFEITURES	930	930	(11)
NON-CASH BENEFICIAL CONVERSION CHARGE	—	—	8,508

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$104,793	$84,836	$(628,053)

EARNINGS (LOSS) PER SHARE:
Basic Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$1.50	$1.11	$(2.26)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(5.51)

Basic Earnings (Loss) per Share	$1.50	$1.11	$(7.77)

Diluted Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$1.42	$1.10	$(2.26)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(5.51)

Diluted Earnings (Loss) per Share	$1.42	$1.10	$(7.77)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	70,452	77,256	80,815

Diluted	76,583	78,238	80,815

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stock	$104,793	$84,836	$(628,053)
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in) operating activities —
Cumulative effect of change in accounting principle, net of tax	—	—	445,422
Goodwill impairment	—	—	166,580
Depreciation and amortization	57,294	79,374	60,576
(Gain) loss on sale of property and equipment	(107)	1,191	3,729
Allowance for doubtful accounts	9,665	20,244	30,098
Deferred income tax provision	13,344	10,006	6,105
Preferred stock dividends, net of forfeitures	930	930	(11)
Non-cash beneficial conversion charge	—	—	8,508
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	(138,303)	11,378	55,929
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,878)	15,799	(5,059)
Inventories	(6,275)	(3,636)	(593)
Prepaid expenses and other current assets	2,297	(1,045)	(10,713)
Increase (decrease) in —
Accounts payable and accrued expenses	14,846	(4,026)	1,580
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,373)	3,184	(14,857)
Other, net	5,189	(8,209)	2,281

Net cash provided by operating activities	45,422	210,026	121,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,082	3,397	4,559
Additions of property and equipment	(89,610)	(84,982)	(49,454)
Cash paid for acquisitions, net of cash acquired	(273,812)	(119,496)	(8,000)
Notes receivable	(2,658)	(20,740)	(17,252)

Net cash used in investing activities	(361,998)	(221,821)	(70,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under bank lines of credit	(46,066)	16,450	(109,330)
Proceeds from other long-term debt	212,019	2,983	3,062
Payments on other long-term debt	(35,916)	(18,016)	(10,805)
Proceeds from convertible subordinated notes	172,500	—	—
Debt issuance and amendment costs	(7,958)	—	(4,163)
Issuances of stock, net of offering costs	18,072	8,721	102,114
Stock repurchases	—	(15,307)	(11,725)
Exercise of stock options	10,456	5,945	1,086

Net cash provided by (used in) financing activities	323,107	776	(29,761)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,531	(11,019)	21,614
CASH AND CASH EQUIVALENTS, beginning of year	10,775	17,306	6,287

CASH AND CASH EQUIVALENTS, end of year	$17,306	$6,287	$27,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for —
Interest	$14,632	$36,556	$35,200
Income taxes, net of refunds	77,479	41,857	(18,316)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share information)

	Series A Convertible				Limited Vote
	Preferred Stock		Common Stock		Common Stock		Additional				Total
							Paid-in	Deferred	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity

Balance, December 31, 1999	1,860,000	$—	51,035,283	$—	3,746,020	$—	$675,106	$—	$81,819	$—	$756,925
Conversion of common stock to Series A Convertible Preferred Stock	1,584,961	—	(7,924,805)	—	—	—	—	—	—	—	—
Conversion of 6 7/8% convertible subordinated notes to common stock	—	—	5,383,636	—	—	—	47,653	—	—	—	47,653
Sales of common stock under preemptive rights agreement	—	—	519,182	—	—	—	14,528	—	—	—	14,528
Issuances of stock under Employee Stock Purchase Program	—	—	222,364	—	—	—	3,544	—	—	—	3,544
Stock options exercised	—	—	804,484	—	—	—	10,456	—	—	—	10,456
Income tax benefit from stock options exercised	—	—	—	—	—	—	8,460	—	—	—	8,460
Conversion of Limited Vote Common Stock to common stock	—	—	1,980,108	—	(1,980,108)	—	—	—	—	—	—
Acquisition of Purchased Companies	—	—	4,380,294	—	—	—	122,597	—	—	—	122,597
Net income attributable to common stock	—	—	—	—	—	—	—	—	104,793	—	104,793

Balance, December 31, 2000	3,444,961	—	56,400,546	—	1,765,912	—	882,344	—	186,612	—	1,068,956
Issuances of stock under Employee Stock Purchase Program	—	—	462,179	—	—	—	8,721	—	—	—	8,721
Stock options exercised	—	—	395,158	—	—	—	5,945	—	—	—	5,945
Income tax benefit from stock options exercised	—	—	—	—	—	—	2,456	—	—	—	2,456
Conversion of Limited Vote Common Stock to common stock	—	—	649,674	—	(649,674)	—	—	—	—	—	—
Acquisition of Purchased Companies	—	—	2,649,707	—	—	—	49,486	—	—	—	49,486
Purchase of common stock	—	—	(986,000)	—	—	—	—	—	—	(15,307)	(15,307)
Issuance of restricted stock	—	—	72,701	—	—	—	2,000	(2,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	230	—	—	230
Other	—	—	—	—	—	—	1,428	—	—	—	1,428
Net income attributable to common stock	—	—	—	—	—	—	—	—	84,836	—	84,836

Balance, December 31, 2001	3,444,961	—	59,643,965	—	1,116,238	—	952,380	(1,770)	271,448	(15,307)	1,206,751
Conversion of Series A Preferred Stock to common stock	(245,000)	—	1,225,000	—	—	—	—	—	—	—	—
Issuances of stock under Employee Stock Purchase Program	—	—	662,147	—	—	—	6,872	—	—	—	6,872
Income tax benefit from disqualifying dispositions of ESPP shares	—	—	—	—	—	—	1,009	—	—	—	1,009
Stock options exercised	—	—	119,265	—	—	—	1,086	—	—	—	1,086
Income tax benefit from stock options exercised	—	—	—	—	—	—	320	—	—	—	320
Conversion of Limited Vote Common Stock to common stock	—	—	32,488	—	(32,488)	—	—	—	—	—	—
Stock Employee Compensation Trust	—	—	—	—	—	—	(15,307)	—	—	15,307	—
Purchase of common stock	—	—	(926,371)	—	—	—	—	—	—	(11,725)	(11,725)
Acquisition of Purchased Companies	—	—	251,079	—	—	—	3,418	—	—	—	3,418
Equity investment by First Reserve, excluding Redeemable Common Stock(a)	—	—	8,666,666	—	—	—	22,320	—	—	—	22,320
Beneficial conversion of Series E Preferred Stock	—	—	—	—	—	—	8,508	—	—	—	8,508
Issuance of restricted stock, net of forfeitures	—	—	32,289	—	—	—	(1,249)	1,249	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	219	—	—	219
Tax impact of deferred compensation agreements	—	—	—	—	—	—	(114)	—	—	—	(114)
Other	—	—	—	—	—	—	1,060	—	—	—	1,060
Net income (loss) attributable to common stock	—	—	—	—	—	—	—	—	(628,053)	—	(628,053)

Balance, December 31, 2002	3,199,961	$—	69,706,528	$—	1,083,750	$—	$980,303	$(302)	$(356,605)	$(11,725)	$611,671

(a)	Shares issued and outstanding as of December 31, 2002, do not include the 24,307,410 shares of Redeemable Common Stock valued at $72.9 million which was reclassified to stockholders’ equity on February 20, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

      Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta’s comprehensive services include designing, installing, repairing and maintaining network infrastructure.

      Since January 1, 2000 and through 2002, Quanta has acquired 36 businesses. These acquisitions were accounted for as purchases and have been included in Quanta’s historical financial statements beginning on their respective dates of acquisition.

      In the course of its operations, Quanta is subject to certain risk factors, including but not limited to risks related to: economic downturn, access to capital, the financial condition of Quanta’s customers, the collectibility of receivables, significant fluctuations in quarterly results, contracts, recoverability of goodwill, rapid technological and structural changes in the industries Quanta serves, competition, internal growth and operating strategies, management of growth, acquisition integration and financing, unionized workforce, dependence on key personnel, availability of qualified employees, potential exposure to environmental liabilities and anti-takeover measures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of Quanta include the accounts of Quanta and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

      Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, fair value assumption in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provision for income taxes. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest 12 months using the “purchase” method of accounting and, accordingly, are subject to final adjustment.

Cash and Cash Equivalents

      Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

      Quanta had non-cash investing and financing activities of approximately $1.7 million during the year ended December 31, 2000 related to the conversion of certain convertible subordinated notes. Aquila, Inc. (Aquila) converted the convertible subordinated notes into approximately 5.4 million shares of Quanta’s common stock on June 13, 2000.

      In addition, pursuant to its acquisition program, Quanta acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of $215.8 million and liabilities of $119.5 million resulting in the recording of $301.0 million in goodwill in 2000. Quanta acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of $20.9 million and liabilities of $13.1 million resulting in the recording of $156.9 million in goodwill in 2001. Quanta acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of $2.0 million and liabilities of 2.5 million resulting in the recording of $11.8 million in goodwill in 2002.

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts

      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2002, Quanta has provided allowances for doubtful accounts of approximately $66.0 million. Certain of Quanta’s customers, several of them large public telecommunications carriers, filed for bankruptcy in the year ended December 31, 2002 or have been experiencing financial difficulties. Also a number of Quanta’s utility customers are experiencing financial difficulties in the current business climate. Should additional customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

      In June 2002, one of Quanta’s customers, Adelphia Communications Corporation, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. Quanta has filed liens on various properties to secure substantially all of its pre-petition receivables. The carrying value is based upon Quanta’s understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. Quanta currently believes it will collect a substantial majority of the balances owed. Should any of the factors underlying Quanta’s estimate change, the amount of Quanta’s allowance could change significantly. Quanta is uncertain as to whether such receivables will be collected within one year and therefore has included this amount in non-current assets as Accounts and Notes Receivable as of December 31, 2002. Also included in Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. During 2002, we provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of December 31, 2002, the total balance due from both of these customers was $78.4 million, net of an allowance for doubtful accounts of $28.4 million.

      The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balance at each balance sheet date will be

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected within the subsequent fiscal year. Current retainage balances as of December 31, 2001 and 2002 were approximately $50.2 million and $47.2 million, respectively, and are included in accounts receivable. Due to contractual provisions, the retainage balances not to be collected within the next fiscal year are $5.9 and $0.7 million, as of December 31, 2001 and 2002, respectively, and are included in Accounts and Notes Receivable, net.

      Due to contractual provisions, certain balances, though the earnings process is complete, are not billable to customers until defined milestones are reached. These balances are considered to be unbilled receivables and are included in accounts receivable at year-end. At December 31, 2001 and 2002, these balances were approximately $50.3 million and $39.7 million, respectively.

Concentration of Credit Risk

      Quanta grants credit, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally is entitled to payment for work performed and typically has certain lien rights on the services provided. No customer accounted for more than 10% of accounts receivable or revenues as of or for the years ended December 31, 2001 or 2002.

Inventories

      Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by Quanta at the lower of cost or market using the first-in, first-out (FIFO) method. As of December 31, 2002, Quanta has recorded a valuation allowance of approximately $3.0 million.

Property and Equipment

      Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $37.5 million, $53.4 million and $60.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

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

      Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Debt Issuance Costs

      Debt issuance costs related to Quanta’s credit facility, the convertible subordinated notes and the senior secured notes are included in Other Assets, net. In connection with the amendments of both the credit facility and the senior secured notes in August and December 2002, Quanta incurred additional debt issuance costs of $6.2 million. Quanta accounts for these costs in accordance with EITF 98-14 for the credit facility and EITF 96-19 for the senior secured notes. Accordingly, $4.4 million of these costs were capitalized and are being

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over the remaining term of the respective agreements, as amended, with $1.8 million being charged to selling, general and administrative expenses during 2002. As a result of the amendment decreasing the commitment amount of the credit facility, in accordance with EITF 98-14, Quanta expensed approximately $1.0 million of the unamortized debt issuance costs into interest expense during the year ended December 31, 2002. As of December 31, 2001 and 2002, capitalized debt issuance costs were $12.5 million and $15.9 million with accumulated amortization of $3.8 million and $6.4 million, respectively.

Goodwill and Other Intangibles

      Effective January 1, 2002, Quanta adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

      Material amounts of recorded goodwill attributable to each of Quanta’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), Quanta performs impairment tests annually during the fourth quarter.

      Based on Quanta’s transitional impairment test performed upon adoption of SFAS No. 142, it recognized a $488.5 million non-cash charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of Quanta’s reporting units. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized, as permitted under accounting standards existing at that time, in which evaluations of goodwill impairment were made by Quanta using estimated future undiscounted cash flows to determine if goodwill would be recoverable. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax, in the year ended December 31, 2002.

      Quanta further recognized an interim non-cash goodwill impairment charge of $166.6 million during the year ended December 31, 2002. Impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets Quanta serves as evidenced by an increased number of bankruptcies in the telecommunications industry, continued devaluation of several of Quanta’s customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Future impairments, if any, will be recognized as operating expenses.

      A summary of changes in Quanta’s goodwill for the year ended December 31, 2002 is as follows (in thousands):

Balance, January 1, 2002	$1,036,982
Acquisitions and adjustments	11,829
Transitional impairment	(488,472)
Interim impairment	(166,580)

Balance, December 31, 2002	$393,759

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Quanta has also recorded an Other Intangible Asset of $2.1 million related to customer relationships. The estimated life of this intangible asset is eight years and accumulated amortization as of December 31, 2002 was approximately $0.3 million. Estimated annual amortization expense for future periods is approximately $0.3 million.

      The unaudited results of operations presented below for the year ended December 31, 2002 and adjusted results of operations for the years ended December 31, 2000 and 2001, reflect the operations of Quanta had the non-amortization provisions of SFAS No. 142 been adopted effective January 1, 2000 (in thousands, except per share data):

	Year Ended December 31,

	2000	2001	2002

Net income (loss) attributable to common stock	$104,793	$84,836	$(628,053)
Addback goodwill amortization, net of tax	16,998	21,960	—

Adjusted net income (loss) attributable to common stock	$121,791	$106,796	$(628,053)

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$1.50	$1.11	$(7.77)
Goodwill amortization, net of tax	0.24	0.28	—

Adjusted basic earnings (loss) per share	$1.74	$1.39	$(7.77)

Diluted earnings (loss) per share before:
Reported diluted earnings (loss) per share	$1.42	$1.10	$(7.77)
Goodwill amortization, net of tax	0.22	0.28	—

Adjusted diluted earnings (loss) per share	$1.64	$1.38	$(7.77)

Revenue Recognition

      Quanta recognizes revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred-to-date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate Quanta for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

      The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

Income Taxes

      Quanta follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

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

Self-Insurance

      Quanta is insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence. In addition, effective January 1, 2002, Quanta consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2001 and 2002, the amounts accrued for self-insurance claims were $28.3 million and $45.0 million, respectively, with $14.7 million and $27.4 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, accounts receivable, accounts payable, the credit facility and notes payable to various financial institutions approximate fair value. The fair value of the senior secured notes is estimated based on interest rates for the same or similar debt offered to Quanta having the same or similar remaining maturities and collateral requirements. At December 31, 2001 and 2002, the fair value of Quanta’s senior secured notes of $210.0 million was approximately $223.5 million and $210.0 million, respectively. The fair value of the convertible subordinated notes is estimated based on quoted secondary market prices for these notes as of year-end. At December 31, 2001 and 2002, the fair value of Quanta’s convertible subordinated notes of $172.5 million was approximately $117.1 million and $97.5 million, respectively.

Stock Options and Employee Stock Purchase Plan

      Quanta accounts for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. In addition, Quanta has an

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an ESPP.

      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 2001 and 2002, respectively: (i) risk-free interest rates ranging from 5.18% to 6.62%, 4.64% to 4.84% and 3.45% to 5.27%, (ii) expected life of 6.0, 7.9 and 6.7 years, (iii) average volatility of 57.7%, 66.9%, and 144.5%, and (iv) dividend yield of 0%.

      For the ESPP, compensation cost is computed for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2000, 2001 and 2002: dividend yield of 0%; an expected life of 0.5 years; expected volatility of 69.4%, 66.9% and 109.7% and risk-free interest rates of 6.2%, 4.7% and 1.41%, respectively. The weighted-average fair value of those purchase rights granted in 2000, 2001 and 2002 was $25.40, $2.51 and $1.91, respectively.

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Year Ended December 31,

	2000	2001	2002

Net income (loss) attributable to common stock
As reported	$104,793	$84,836	$(628,053)
As Adjusted — Basic	$89,413	$64,522	$(650,069)
As Adjusted — Diluted	$93,346	$64,522	$(650,069)
Earnings (loss) per share
As Reported — Basic	$1.50	$1.11	$(7.77)
As Adjusted — Basic	$1.27	$0.84	$(8.04)
As Reported — Diluted	$1.42	$1.10	$(7.77)
As Adjusted — Diluted	$1.22	$0.82	$(8.04)

      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards in future years are anticipated. See Note 10 for additional discussion of Quanta’s stock incentive plans.

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB Opinion No. 30). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and establishes criteria for determining when a long-lived asset is held for sale. Quanta adopted SFAS No. 144 on January 1, 2002, with no material effect on our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for Quanta beginning January 1, 2003. Upon the adoption of SFAS No. 145, if Quanta records any extraordinary items related to the extinguishment of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt, Quanta will have to reclassify such items in its prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, Quanta will report gains and losses on the extinguishment of debt, if any, in pre-tax earnings rather than in extraordinary items.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities initiated after December 31, 2002. Quanta will apply this statement to exit or disposal activities, if any, beginning in fiscal 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies the disclosures that are to be made by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual reports for fiscal years ending after December 15, 2002, which we have adopted. Quanta will adopt the initial recognition and measurement provisions of FIN 45 on a prospective basis.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Quanta has adopted the disclosure provisions of SFAS No. 148 in these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	PER SHARE INFORMATION:

      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2000, 2001 and 2002 is illustrated below (in thousands):

	Year Ended December 31,

	2000	2001	2002

NET INCOME (LOSS):
Net income (loss) attributable to common stock	$104,793	$84,836	$(628,053)
Dividends on Preferred Stock, net of forfeitures	930	930	(11)

Net income (loss) for basic earnings per share	105,723	85,766	(628,042)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	3,003	—	—

Net income (loss) for diluted earnings per share	$108,726	$85,766	$(628,042)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, including convertible preferred stock	70,452	77,256	80,815
Effect of dilutive stock options	2,300	982	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	3,831	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	76,583	78,238	80,815

      Pursuant to EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share,” the impact of the Series A Convertible Preferred Stock and Series E Preferred Stock has been included in the computation of basic earnings (loss) per share and, where applicable, prior period amounts have been restated accordingly. For the years ended December 31, 2000, 2001 and 2002, stock options for approximately 0.3 million, 3.9 million and 7.9 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the year ended December 31, 2002, stock options for approximately 0.1 million shares with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings per share because the effect of including them would be antidilutive. For the years ended December 31, 2001 and 2002, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

4.	BUSINESS COMBINATIONS:

      During 2000 and 2001, Quanta completed 34 acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $407.2 million in cash and 7.1 million shares of common stock. The following summarized unaudited pro forma financial information adjusts the historical financial

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information by assuming the acquisition of the companies acquired during 2000 and 2001 occurred on January 1, 2000 (in thousands, except per share information):

	Year Ended December 31,

	2000	2001

	(Unaudited)
Revenues	$2,143,723	$2,057,279
Net income attributable to common stock	$126,605	$87,266
Basic earnings per share	$1.68	$1.13
Diluted earnings per share	$1.62	$1.11

      Pro forma adjustments included in the amounts above primarily relate to: (a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustments to amortization expense due to the purchase price allocations; (c) an assumed increase in interest expense in connection with financing the acquisitions; and (d) the adjustment to the federal and state income tax provisions based on the combined operations. The pro forma financial data does not purport to represent what the Company’s combined financial position or results of operations would actually have been if such transactions had in fact occurred on the dates indicated and are not necessarily representative of Quanta’s financial position or results of operations for any future period.

      During 2002, Quanta completed two acquisitions. The aggregate consideration paid in these transactions consisted of $8.0 million in cash, net of cash acquired, and 251,079 shares of common stock. The pro forma effects of these transactions were not material.

5.	PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives In
	Years	2001	2002

Land	—	$2,866	$4,003
Buildings and leasehold improvements	5-30	13,370	14,107
Operating equipment and vehicles	5-25	483,385	512,948
Office equipment, furniture and fixtures	3-7	18,303	20,757

		517,924	551,815
Less — Accumulated depreciation and amortization		(132,444)	(182,247)

Property and equipment, net		$385,480	$369,568

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

      Activity in Quanta’s allowance for doubtful accounts consists of the following (in thousands):

	December 31,

	2000	2001	2002

Balance at beginning of year	$5,947	$15,612	$35,856
Acquired balances	5,019	3,088	20
Charged to expense	7,179	20,259	35,710
Deductions for uncollectible receivables written off, net of recoveries	(2,533)	(3,103)	(5,612)

Balance at end of year	$15,612	$35,856	$65,974

      Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,

	2001	2002

Accounts payable, trade	$79,775	$70,320
Accrued compensation and related expenses	44,581	34,178
Accrued insurance	24,650	24,428
Accrued interest and fees	8,273	5,454
Federal and state taxes payable	8,025	16,066
Other accrued expenses	37,023	38,634

	$202,327	$189,080

      Contracts in progress are as follows (in thousands):

	December 31,

	2001	2002

Costs incurred on contracts in progress	$886,497	$451,603
Estimated earnings, net of estimated losses	186,041	77,018

	1,072,538	528,621
Less — Billings to date	(1,046,245)	(490,281)

	$26,293	$38,340

Costs and estimated earnings in excess of billings on uncompleted contracts	$57,433	$54,749
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(31,140)	(16,409)

	$26,293	$38,340

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM OBLIGATIONS:

      Quanta’s long-term debt obligations consist of the following (in thousands):

	December 31,

	2001	2002

Credit facility	$109,330	$—
Senior secured notes	210,000	210,000
Convertible subordinated notes	172,500	172,500
Notes payable to various financial institutions, interest ranging from 0.9% to 16.72%, secured by certain equipment, receivables and other assets	15,425	9,372
Capital lease obligations	1,082	447

	508,337	392,319
Less — Current maturities	(8,063)	(6,652)

Total long-term debt obligations	$500,274	$385,667

Credit Facility

      Quanta has a credit facility with 14 participating banks which matures on June 14, 2004. On August 12, 2002 and December 20, 2002, Quanta amended the credit facility. As a result of both amendments, the commitment of the banks under the credit facility was reduced from $350.0 million to $250.0 million. The commitment will remain in effect at $250.0 million through March 31, 2003, then reduce to $225.0 million and remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Further, the amendment restricts our ability to borrow an additional $25.0 million under the credit facility until Quanta achieves, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. The credit facility is secured by a pledge of all of the capital stock of Quanta’s subsidiaries and the majority of Quanta’s assets and is to provide funds to be used for working capital and for other general corporate purposes. Quanta’s subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 1.38% at December 31, 2002) plus 1.50% to 3.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA or (b) the bank’s prime rate (which was 4.25% at December 31, 2002) plus up to 2.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on Quanta’s total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. Quanta’s weighted average borrowing rate under the credit facility for the year ended December 31, 2002 was 4.88%. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including the maximum funded debt to EBITDA ratio, minimum interest coverage ratios and non-cash impairment charges under SFAS Nos. 142 and 144. However, the amended credit facility is more restrictive with respect to Quanta’s maximum senior debt to EBITDA ratio, capital expenditures and asset sales, prohibits any stock repurchase programs, and prohibits acquisitions through May 15, 2003. Additionally, the amended credit facility prohibits the payment of dividends and requires a mandatory reduction in the banks’ commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. Quanta’s borrowing availability under the credit facility varies from quarter to quarter depending upon our degree of compliance with certain financial ratios. As of December 31, 2002, Quanta had no outstanding borrowings under the credit facility and $71.1 million of letters of credit outstanding, which based upon our senior debt to EBITDA ratio, results in a borrowing availability of $83.3 million under the credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Notes

      In 2000, Quanta closed a private placement of $210.0 million principal amount of senior secured notes, primarily with insurance companies, with maturities currently ranging from three to eight years. On August 12, 2002 and December 20, 2002, Quanta amended the senior secured notes and, as amended, they have financial covenants and restrictions substantially identical to those of the credit facility and a weighted average interest rate of 9.91%. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including any mandatory prepayments. Pursuant to an intercreditor agreement, the senior secured notes rank equally in right of repayment with indebtedness under Quanta’s credit facility.

Convertible Subordinated Notes

      During the third quarter of 2000, Quanta issued $172.5 million principal amount of convertible subordinated notes. The convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. Quanta has the option to redeem the notes beginning July 3, 2003; however, redemption is currently prohibited by Quanta’s credit facility and senior secured notes.

      The maturities of long-term debt obligations (excluding capital leases) as of December 31, 2002, are as follows (in thousands):

Year Ending December 31 —
2003	$6,310
2004	2,130
2005	103,691
2006	5,225
2007	214,016
Thereafter	60,500

$391,872

      See discussion of capital leases in Note 13.

8.	INCOME TAXES:

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Federal —
Current	$66,558	$52,507	$(29,118)
Deferred	10,350	8,900	7,782
State —
Current	13,426	8,687	3,303
Deferred	2,994	1,106	(1,677)

	$93,328	$71,200	$(19,710)

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Provision (benefit) at the statutory rate	$69,668	$54,938	$(67,845)
Increases (decreases) resulting from —
State income taxes, net of federal benefit	10,453	7,001	(1,186)
FAS 142 interim goodwill impairment	—	—	43,644
Non-deductible goodwill	5,472	6,762	—
Non-deductible expenses	2,217	3,614	2,734
Change in valuation allowance	—	—	4,108
Tax credits	(195)	(1,115)	(1,165)
Expenses with no tax benefit related to merger and special charges	5,713	—	—

	$93,328	$71,200	$(19,710)

      Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,

	2001	2002

Deferred income tax liabilities —
Property and equipment	$(69,782)	$(90,551)
Book/tax accounting method difference	(2,049)	(4,702)
Goodwill and other	(12,383)	—

Total deferred income tax liabilities	(84,214)	(95,253)

Deferred income tax assets —
Allowance for doubtful accounts and other reserves	11,998	19,785
Goodwill	—	33,337
NOLs and accruals not currently deductible	18,692	28,941
Inventory and other	733	1,261

Subtotal	31,423	83,324
Valuation allowance	—	(10,874)

Total deferred income tax assets	31,423	72,450

Total net deferred income tax liabilities	$(52,791)	$(22,803)

      At December 31, 2002, Quanta has U.S. federal, state and local tax loss carryforwards, the tax effect of which is approximately $6.7 million. These carryforwards will expire as follows: 2005, $0.2 million; 2006, $0.6 million; 2007, $0.9 million and $5.0 million thereafter. Quanta currently has a $13.2 million federal income tax receivable as a result of federal net operating losses incurred during 2002. Quanta intends to file a carryback claim with the Internal Revenue Service in 2003. This amount is classified in Prepaid Expenses and Other Current Assets as of December 31, 2002.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In assessing the value of deferred tax assets at December 31, 2002, Quanta considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, Quanta provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value at December 31, 2002. A portion of the valuation allowance was recorded through the cumulative effect of change in accounting principle, as it related to deferred tax assets recorded as part of the adoption of SFAS No. 142.

9.	STOCKHOLDERS’ EQUITY:

Series A Convertible Preferred Stock

      In September 1999, Quanta entered into a securities purchase agreement with Aquila pursuant to which Quanta issued 1,860,000 shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186.0 million, before transaction costs. In September 2000, Aquila converted 7,924,805 shares of common stock into an additional 1,584,961 shares of Series A Convertible Preferred Stock at a rate of one share of Series A Convertible Preferred Stock for five shares of common stock. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders are entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions. However, holders will not participate in non-cash dividends or distributions if such dividends or distributions cause an adjustment in the price at which Series A Convertible Preferred Stock converts into common stock. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of Quanta’s common stock is greater than $20.00, then Quanta may terminate the preferred dividend. At any time after the sixth anniversary of the issuance of the Series A Convertible Preferred Stock, if the closing price per share of Quanta’s common stock is equal to or less than $20.00, then the preferred dividend may, at the option of the holders, be adjusted to the then “market coupon rate,” which shall equal Quanta’s after-tax cost of obtaining similar financing, excluding common stock, to replace the holders investment in Quanta.

      Holders are entitled to that number of votes equal to the number of shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock are then convertible on any matter voted on by the holders of common stock. Subject to certain limitations, holders are entitled to elect up to three of the total number of directors of Quanta. All or any portion of the outstanding shares of Series A Convertible Preferred Stock may, at the option of the holders, be converted at any time into fully paid and nonassessable shares of common stock. The conversion price currently is $20.00, yielding 17,224,805 shares of common stock upon conversion of all outstanding shares of Series A Convertible Preferred Stock. The conversion price may be adjusted under certain circumstances.

      All remaining outstanding shares of Series A Convertible Preferred Stock were converted into common stock on February 27, 2003.

Series E Preferred Stock and Redeemable Common Stock

      On October 15, 2002, First Reserve Fund IX, L.P. (First Reserve) committed, subject to certain conditions, to make an investment in Quanta through two transactions. The first transaction occurred on October 15, 2002, with First Reserve purchasing from Quanta approximately 8.7 million shares of newly issued common stock at $3.00 per share, for a total purchase price of $26.0 million, before transaction costs.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After amending certain provisions of Quanta’s agreements with lenders and senior secured note holders, the second transaction occurred on December 20, 2002, with First Reserve purchasing from Quanta approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an additional investment of approximately $72.9 million. As part of this transaction and in exchange for consideration from Quanta of approximately $2.7 million, Quanta obtained from Aquila certain waivers of anti-dilution rights, preemptive rights and limitations of the number of directors on Quanta’s board of directors. At a special meeting of stockholders held on December 27, 2002, Quanta’s stockholders approved the convertibility of such Series E Preferred Stock and the conversion of the shares into common stock. The shares of Series E Preferred Stock were converted into approximately 24.3 million shares of Redeemable Common Stock on December 31, 2002.

      The original as-converted share price negotiated with First Reserve for the Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date First Reserve purchased the Series E Preferred Stock, Quanta’s stock closed at $3.35 per share. Accordingly, Quanta recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge is recognized as a deemed dividend to the Series E Preferred Stockholder and is recorded as a decrease to net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on Quanta’s operating income, cash flows or stockholders’ equity at December 31, 2002.

      Through February 20, 2003, First Reserve had the right to require Quanta to repurchase the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock for cash if Quanta had a change in control. As such, the $72.9 million investment has been reflected in the consolidated balance sheet as Redeemable Common Stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the Redeemable Common Stock was reclassified to stockholders’ equity.

Convertible Subordinated Notes

      On June 13, 2000, Aquila converted Quanta’s $49.4 million of 6 7/8% convertible subordinated notes into 5.4 million shares of Quanta’s common stock.

Stockholder Rights Plan

      On March 8, 2000, the board of directors adopted a Stockholder Rights Plan. On November 15, 2001, the board of directors amended the Stockholder Rights Plan and on November 18, 2001 and December 1, 2001, the board of directors ratified such amendments to the Stockholder Rights Plan. The board of directors also amended the Stockholder Rights Plan on February 12, March 13 and October 15, 2002. Under the Stockholder Rights Plan, as amended, a dividend of one preferred share purchase right (a Right) was declared on each outstanding share of Quanta’s common stock (including Quanta’s limited vote common stock) and Series A Convertible Preferred Stock (on an as-converted basis) for holders of record as of the close of business on March 27, 2000. The Rights also attach to all common stock (including Quanta’s limited vote common stock) and Series A Convertible Preferred Stock that become outstanding between March 27, 2000 and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Stockholder Rights Plan). No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than Aquila or First Reserve) becomes the beneficial owner of 15% or more of the voting power of Quanta’s common shares, on an as-converted basis. The Rights also will be exercisable if Aquila or First Reserve, together with any affiliates or associates, becomes the beneficial owner of more than 37.71% or 37.00%, respectively, of the voting power of Quanta’s common stock on an as-converted basis. Upon a “Flip-In Event” as defined in the Stockholder Rights Plan, the Rights would be exercisable for common stock of Quanta at a discount. In addition, the Rights held by an “Acquiring Person”

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as defined in the Stockholder Rights Plan will be void upon a Flip-In Event. The Rights will expire on March 8, 2010.

      The February 12, 2002 amendment provided that only outstanding shares of Quanta’s common stock and Series A Convertible Preferred Stock are to be counted in calculating the number of shares that Aquila could acquire while remaining an exempt person under the Stockholder Rights Plan. As amended to date, the Stockholder Rights Plan permits Aquila to beneficially own up to 37.71% of the voting power of Quanta’s common stock (assuming conversion of all outstanding shares of Quanta’s Series A Convertible Preferred Stock).

      The March 13, 2002 amendment rendered the Rights inapplicable to an offer for all outstanding shares of Quanta’s common stock in a manner that treats all stockholders equally if upon completion of the offer, the offeror owns shares of Quanta’s voting stock representing 75% or more of the then outstanding voting stock. The Stockholder Rights Plan as so amended would also require the bidder to commit irrevocably to purchase all shares not tendered at the same price paid to the tendering stockholder.

      As part of the settlement of the proxy contest with Aquila, Quanta agreed with Aquila to amend and restate the Stockholder Rights Plan (or to adopt a new rights plan) so that the Rights became exercisable if a person or group (other than Aquila) became the beneficial owner of 15% of the voting power of Quanta’s capital stock, assuming conversion, or if Aquila’s beneficial ownership level in Quanta increased from 37.71%, assuming conversion. These changes were made in the October 15, 2002 amendment.

      The October 15, 2002 amendment also included some technical amendments to the Stockholder Rights Plan, and provided that all of the shares of the Series B and Series C Preferred Stock previously authorized but unissued in connection with the Stockholder Rights Plan would be eliminated and a new class, Series D Junior Participating Preferred Stock, would be authorized as part of the amendment to the Stockholders Rights Plan.

      The term “assuming conversion” means assuming conversion of all outstanding equity securities, whether or not then convertible, other than the Series E Preferred Stock, and excluding the conversion of outstanding options, warrants and other similar rights. When used in reference to First Reserve or any of its transferees, however, “assuming conversion” means assuming conversion of all outstanding equity securities, whether or not then convertible, including the Series E Preferred Stock and including the conversion of outstanding options, warrants and other similar rights to acquire equity securities of Quanta.

Limited Vote Common Stock

      The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 2001 and 2002, respectively, 649,674 and 32,488 shares of Limited Vote Common Stock were converted to common stock.

Treasury Stock

      The board of directors of Quanta authorized a Stock Repurchase Plan under which up to $75.0 million of Quanta’s common stock could be repurchased. Under the Stock Repurchase Plan, Quanta could conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, Quanta purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to Quanta’s Stock Employee Compensation Trust (SECT), a trust formed in 2002 to fund certain of Quanta’s future employee benefit obligations using Quanta’s common stock, and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta terminated the SECT (See Note 13). During the second quarter of 2002, Quanta purchased 924,500 shares of its common stock for approximately $11.7 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of Quanta’s board of directors determined to cease the Stock Repurchase Plan. In addition, Quanta acquired into treasury 1,871 shares of previously restricted stock for settlement of a tax liability pursuant to a deferred compensation arrangement. As a result of the credit facility and senior secured notes amendments, any further stock repurchases, other than those associated with Quanta’s stock incentive plans, are prohibited.

Restricted Stock

      Under the 2001 Stock Incentive Plan discussed in Note 10 below, 72,701 shares of Quanta’s common stock were issued in 2001 at the fair market value of the common stock at the date of issuance. The shares of common stock issued pursuant to the 2001 Stock Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the 72,701 shares of Quanta’s common stock pursuant to the 2001 Stock Incentive Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and was being amortized over the six-year restriction period. On October 31, 2002, 63,614 unvested restricted shares of this issuance were forfeited and cancelled and the remaining unamortized deferred compensation expense of $1.6 million related to this issuance was reversed against additional paid-in capital.

      During 2002, 95,903 shares of Quanta’s common stock, net of forfeitures, were issued at the fair value of the common stock at the date of issuance. An unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and is being amortized over the three-year restriction period of the common stock.

      The compensation expense recognized with respect to all restricted shares during the years ended December 31, 2001 and 2002, respectively, was approximately $230,000 and $220,000.

10.	LONG-TERM INCENTIVE PLANS:

Stock Incentive Plan

      In December 1997, the board of directors adopted, and the stockholders of Quanta approved, the 1997 Stock Option Plan. In May 2000, the 1997 Stock Option Plan was amended to expand the definition of “Stock” to include Quanta’s Series A Convertible Preferred Stock, common stock and Limited Vote Common Stock. In May 2001, the 1997 Stock Option Plan was amended and renamed the 2001 Stock Incentive Plan. In November 2001, the plan was amended to allow certain employees to participate. The plan was further amended during 2002 to make explicit the Compensation Committee’s power to grant shares of restricted stock in exchange for options and to reduce the aggregate number of shares available for issuance under the plan from 15% to 12% of the outstanding shares of Stock. The purpose of the plan is to provide directors, key employees, officers and certain advisors with additional incentives by increasing their proprietary interest in Quanta.

      The 2001 Stock Incentive Plan provides for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonqualified stock options and restricted stock (collectively, the Awards). The amount of ISOs that may be granted under the 2001 Stock Incentive Plan is limited to 3,571,275 shares. The 2001 Stock Incentive Plan is administered by the Compensation Committee of the board of directors. The Compensation Committee has, subject to the terms of the 2001 Stock Incentive Plan, the sole authority to grant Awards under the 2001 Stock Incentive Plan, to construe and interpret the 2001 Stock Incentive Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 2001 Stock Incentive Plan; provided, however,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Quanta’s Chief Executive Officer has the authority to grant nonqualified stock options to individuals who are not officers, provided that such grants do not exceed in any calendar quarter options to purchase 100,000 shares to all optionees and 20,000 to any individual.

      All of Quanta’s employees (including officers), non-employee directors and certain consultants and advisors are eligible to receive Awards under the 2001 Stock Incentive Plan, but only employees of Quanta are eligible to receive ISOs. Options will be exercisable during the period specified in each option agreement and will generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee. Unless specifically provided otherwise in the option agreement, options become immediately vested and exercisable in the event of a “change in control” (as defined in the 2001 Stock Incentive Plan) of Quanta. No option will remain exercisable later than ten years after the date of grant (or five years in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

      The 2001 Stock Incentive Plan also provides for automatic option grants to directors who are not otherwise employed by Quanta or its subsidiaries. Upon commencement of service, a non-employee director will receive a non-qualified option to purchase 15,000 shares of common stock, and each continuing or re-elected non-employee director annually will receive an option to purchase 7,500 shares of common stock. Options granted to non-employee directors are fully exercisable following the expiration of six months from the date of grant. The exercise price for ISOs granted under the 2001 Stock Incentive Plan may be no less than the fair market value of a share of the common stock on the date of grant (or 110% in the case of ISOs granted to employees owning more than 10% of the voting capital stock). No ISOs have been granted as of December 31, 2002.

      The following table summarizes activity under the 2001 Stock Incentive Plan for the years ended December 31, 2000, 2001 and 2002 (shares in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 1999	6,446	$15.66
Granted	2,574	30.70	$18.57
Exercised	(804)	13.00
Forfeited and canceled	(367)	18.19

Outstanding at December 31, 2000	7,849	20.97
Granted	2,084	26.34	$18.81
Exercised	(395)	15.05
Forfeited and canceled	(565)	23.71

Outstanding at December 31, 2001	8,973	22.29
Granted	1,310	13.43	$12.74
Exercised	(119)	9.06
Forfeited and canceled	(1,389)	22.92

Outstanding at December 31, 2002	8,775	21.04

Options exercisable at —
December 31, 2000	1,297
December 31, 2001	3,023
December 31, 2002	4,780

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options exercisable are based on term vesting periods as outlined in each option agreement. Based on Aquila’s voting interest in Quanta, options to purchase additional shares of common stock of Quanta may also be currently exercisable pursuant to the change of control provisions of certain option agreements.

      The following table summarizes information for outstanding options at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted	Weighted	Number of	Weighted
	Number of	Average	Average	Options	Average
	Options	Contractual	Exercise	Exercisable As	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	of 12/31/02	Price

$ 0.0000-$ 6.1500	490	5.5	$5.79	453	$6.00
$ 6.1501-$12.3000	1,153	7.3	$10.62	536	$9.09
$12.3001-$18.4500	2,203	6.7	$16.98	1,212	$17.20
$18.4501-$24.6000	2,686	6.7	$22.05	1,572	$21.93
$24.6001-$30.7500	1,449	7.7	$27.38	581	$27.23
$30.7501-$36.9000	220	7.3	$34.29	121	$34.35
$36.9001-$43.0500	175	6.6	$38.77	95	$38.73
$43.0501-$49.2000	291	7.4	$44.50	155	$44.49
$49.2001-$55.3500	50	7.4	$53.35	25	$53.36
$55.3501-$61.5000	58	6.9	$57.64	30	$57.71

	8,775			4,780

      On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta’s common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. See Note 16 for further discussion.

Employee Stock Purchase Plan

      An Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors of Quanta and was approved by the stockholders of Quanta in May 1999. The purpose of the ESPP is to provide an incentive for employees of Quanta and any Participating Company (as defined in the ESPP) to acquire or increase a proprietary interest in Quanta through the purchase of shares of Quanta’s common stock. At the date hereof, all of the existing subsidiaries of Quanta have been designated as Participating Companies. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the ESPP are construed in a manner consistent with the requirements of that section of the Code. The ESPP is administered by a committee, appointed from time to time, by the board of directors. The ESPP is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. During 2000, 2001 and 2002, respectively, Quanta issued a total of 222,364 shares, 462,179 shares and 662,147 shares, respectively pursuant to the ESPP.

11.	EMPLOYEE BENEFIT PLANS:

Union’s Multi-Employer Pension Plans

      In connection with its collective bargaining agreements with various unions, Quanta participates with other companies in the unions’ multi-employer pension plans. These plans cover all of Quanta’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of such plan. Quanta has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to Quanta, and the amounts, if any, for which Quanta may be contingently liable, are not ascertainable at this time.

401(k) Plan

      Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching cash contribution of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $5.9 million, $7.3 million and $7.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

12.	RELATED PARTY TRANSACTIONS:

      As previously discussed, Aquila has made investments in Quanta. Quanta has had transactions in the normal course of business with Aquila. In addition, in September 1999, Quanta entered into a strategic alliance agreement with Aquila. Under the terms of the strategic alliance agreement, Aquila will use Quanta, subject to Quanta’s ability to perform the required services, as a preferred contractor in outsourced transmission and distribution infrastructure installation and maintenance and natural gas distribution, installation and maintenance in all areas serviced by Aquila, provided that Quanta provides such services at a competitive cost. The strategic alliance agreement has a term of six years. Subsequent to the investment by Aquila, revenues from Aquila in 2000, 2001 and 2002 were approximately $14.4 million, $17.2 million and $29.7 million, respectively, and balances due Quanta at year-end were approximately $1.8 million, $2.4 million and $2.6 million, respectively. In addition, Quanta performed work for an affiliate of Aquila with revenues in 2000, 2001 and 2002 of $4.3 million, $19.3 million and $0.4 million, respectively, and balances due Quanta at year-end were approximately $4.1 million, $3.4 million and none, respectively.

      Quanta entered into a management services agreement in September 1999 with Aquila for advice and services including financing activities; corporate strategic planning; research on the restructuring of the electric power industry; the development, evaluation and marketing of Quanta’s products, services and capabilities; identification of and evaluation of potential U.S. acquisition candidates and other merger and acquisition advisory services; and other services that Quanta may reasonably request. The management services agreement required Quanta to make quarterly payments to Aquila of $2,325,000 through September 30, 2005. In December 2000, Quanta agreed to conclude its obligations under the management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million, which has been reflected as a special charge during the year ended December 31, 2000.

      Certain of Quanta’s subsidiaries have entered into related party lease arrangements for operational facilities. These lease agreements generally have a term of five years. Related party lease expense for the years ended December 31, 2000, 2001 and 2002, respectively, was approximately $2.1 million, $2.8 million and $3.6 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	COMMITMENTS AND CONTINGENCIES:

Leases

      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases as discussed in Note 12. The following schedule shows the future minimum lease payments under these leases as of December 31, 2002 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2003	$353	$18,970
2004	101	10,466
2005	5	8,234
2006	—	3,739
2007	—	1,379
Thereafter	—	2,085

Total minimum lease payments	459	$44,873

Less — Amounts representing interest	(12)

Present value of minimum lease payments	447
Less — Current portion	(342)

Total long-term obligations	$105

      Rent expense related to operating leases was approximately $16.2 million, $24.1 million and $31.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Assets under capital leases are included as part of property and equipment.

      Quanta has guaranteed a residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2002, the maximum guaranteed residual value would have been approximately $123.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Litigation

      On November 28, 2001, Aquila filed an arbitration demand against Quanta challenging the amendment to Quanta’s Stockholder Rights Plan. As part of the settlement of Aquila’s proxy contest discussed below, this lawsuit was dismissed with prejudice on May 21, 2002.

      On November 28, 2001, Aquila also filed a complaint in the Delaware Court of Chancery that challenged the adoption of Quanta’s Stockholder Rights Plan amendment. As part of the settlement of Aquila’s proxy contest, this lawsuit was dismissed with prejudice on May 31, 2002.

      On December 21, 2001, a purported stockholder of Quanta filed a putative class action and derivative complaint alleging that the named directors breached their fiduciary duties by taking certain actions, including the Stockholder Rights Plan amendment, in response to the announcement by Aquila that it intended to acquire control of Quanta through open market purchases of Quanta’s shares. On October 31, 2002, the case was dismissed at the request of the plaintiffs.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 21, 2002, Aquila filed a complaint in the Delaware Court of Chancery alleging that a special committee of Quanta’s board of directors breached its fiduciary duty in connection with the March 13, 2002 adoption of Quanta’s SECT and the employment agreements entered into with certain of Quanta’s employees. As part of the settlement of Aquila’s proxy contest, this lawsuit was dismissed with prejudice on May 30, 2002.

      On February 8, 2002, Aquila announced its intention to conduct a proxy solicitation to replace members of Quanta’s board of directors with a slate of its own nominees. On May 20, 2002, Quanta and Aquila announced that they had reached an agreement for Aquila to terminate its proxy contest. Under the terms of the settlement, Aquila withdrew all pending litigation and arbitration against Quanta. The companies also agreed to a standstill whereby Aquila agreed not to purchase shares of Quanta’s common stock on the open market and not to wage another proxy fight for control of Quanta and Quanta agreed to terminate the SECT. Quanta recorded approximately $1.1 million and $10.5 million in proxy costs for the years ended December 31, 2001 and 2002, respectively, which are included in selling, general and administrative expenses.

      In addition, Quanta is from time to time party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these other proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations or financial position.

Derivatives

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, was effective for Quanta on January 1, 2001. These statements establish accounting and reporting standards requiring that all derivative instruments be recorded as either assets or liabilities measured at fair value. These statements also require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      In October 2001, Quanta entered into a forward purchase contract (Contract A) with settlements through 2006, in order to secure pricing on anticipated gas requirements related to a project in process at December 31, 2001 that was substantially complete at March 31, 2002. The objective was to mitigate the variability in the price of natural gas by securing the price Quanta will have to pay the Contract A counterparty. On March 29, 2002, Quanta entered into a sub-services agreement with one of its customers (the Counterparty Contract) whereby the customer assumed all obligations associated with Contract A. On November 5, 2002, Contract A was sold for a gain of $0.3 million and the related Counterparty Contract was terminated.

      In April 2002, Quanta entered into another forward purchase contract (Contract B) with settlements through March 2003, in order to secure pricing on anticipated gas requirements related to a project completed during the quarter ended September 30, 2002. The objective was to mitigate the variability of the price of natural gas by securing the price Quanta will have to pay the Contract B counterparty. As of December 31, 2002, the fair value of Contract B was approximately $257,000.

Performance Bonds

      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of December 31, 2002, the total amount of outstanding performance bonds was approximately $461.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Payments

      Quanta is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement and depending upon the ultimate profitability of certain contracts obtained by the operating unit and the collection of the underlying receivables, Quanta may be required to make additional payments to such former owners with a combination of common stock and cash. At December 31, 2002, the amount of additional payments based on performance to date could equal up to $15.7 million. This amount may be adjusted significantly higher or lower over the term of the agreement.

Employment Agreements

      Quanta has entered into various employment agreements with certain executives which provide for compensation and certain other benefits and for severance payments under certain circumstances. In addition, certain employment agreements contain clauses which become effective upon a change of control of Quanta. Upon any of the defined events in the various employment agreements, Quanta will pay certain amounts to the employee, which vary with the level of the employee’s responsibility.

Other

      During the course of its operations, Quanta is subject to audit by tax authorities for varying periods in various federal, state and local foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law.

      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2002, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	QUARTERLY FINANCIAL DATA (UNAUDITED):

      The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2001 and 2002 (in thousands, except per share information).

	For the Three Months Ended,

	March 31	June 30	September 30	December 31

2001:
Revenues	$519,018	$503,342	$504,472	$488,045
Gross profit	108,952	110,754	110,223	83,909
Net income attributable to common stock	29,071	16,451	26,089	13,225

Basic earnings per share	$0.38	$0.21	$0.34	$0.17
Diluted earnings per share	$0.38	$0.21	$0.34	$0.17

2002:
Revenues	$449,220	$432,522	$436,215	$432,756
Gross profit	75,687	48,160	54,268	58,658
Income (loss) before cumulative effect of change in accounting principle	10,266	(177,197)	(8,316)	1,113
Cumulative effect of change in accounting principle, net of tax	445,422	—	—	—
Net income (loss) attributable to common stock	(435,388)	(177,429)	(8,550)	(6,686)

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.13	$(2.26)	$(0.11)	$(0.08)
Cumulative effect of change in accounting principle, net of tax	(5.69)	—	—	—

Basic earnings (loss) per share	$(5.56)	$(2.26)	$(0.11)	$(0.08)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.13	$(2.26)	$(0.11)	$(0.08)
Cumulative effect of change in accounting principle, net of tax	(5.66)	—	—	—

Diluted earnings (loss) per share	$(5.53)	$(2.26)	$(0.11)	$(0.08)

      In accordance with FAS 142, the effect of the adoption is required to be presented in the first interim period of 2002, irrespective of the period in which the transitional impairment loss was measured. Accordingly, the above quarterly financial data has been restated to reflect the cumulative effect of change in accounting principle, net of tax, in the quarter ended March 31, 2002.

      The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SEGMENT INFORMATION:

      Quanta operates in one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above.

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
Electric power network services	$502,124	$791,847	$919,124
Telecommunications network services	760,360	600,433	287,117
Cable television network services	286,928	284,098	203,083
Ancillary services	243,889	338,499	341,389

	$1,793,301	$2,014,877	$1,750,713

      Quanta does not have significant operations or long-lived assets in countries outside of the United States.

16.	SUBSEQUENT EVENTS:

      On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta’s common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer vests over three years in equal annual installments on February 28 of each year, beginning February 28, 2004, assuming the employee or consultant continues to meet the requirements for vesting. On March 10, 2003, Quanta accepted for exchange and canceled eligible options to purchase an aggregate of 6,769,483 shares of its common stock, representing approximately 93% of the 7,289,750 options that were eligible to be tendered in the offer as of the expiration date. Pursuant to the terms of the offer, Quanta granted restricted stock representing an aggregate of 3,022,112 shares of its common stock, or approximately $9.0 million in value, in exchange for the tendered eligible options. This restricted stock issuance will require Quanta to recognize a non-cash compensation charge of approximately $3.0 million per year over the three year vesting period of the restricted stock. The remaining 520,267 eligible options that were not exchanged will be required to be accounted for under variable plan accounting. The weighted average exercise price of these remaining eligible options is $23.92. In the future, to the extent that Quanta’s stock price exceeds an option’s exercise price, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 28, 2002, Quanta dismissed its former independent public accountants and appointed PricewaterhouseCoopers LLP as its new independent public accountants for its fiscal year ending December 31, 2002. This determination followed Quanta’s decision to seek proposals from independent public accountants to audit the financial statements of Quanta, and was approved by Quanta’s board of directors upon the recommendation of its Audit Committee. Prior to the selection of PricewaterhouseCoopers LLP, Arthur Andersen LLP served as the company’s independent auditors.

      Arthur Andersen’s reports on Quanta’s consolidated financial statements for each of the years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the years ended December 31, 2000 and 2001 and through June 28, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Quanta’s consolidated financial statements for such years. During the years ended December 31, 2000 and 2001 and through June 28, 2002, there were no reportable events of the kind listed in Item 304(a)(1)(v) of Regulation S-K. Quanta requested that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made in the Form 8-K filed on July 8, 2002. A letter was received from Arthur Andersen that corroborated the statements contained in the Form 8-K and was filed with the Form 8-K and incorporated by reference into this Form 10-K as exhibit 16.1.

      During the years ended December 31, 2000 and 2001 and through June 28, 2002, Quanta did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14.	Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Quanta’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-a)

      The following financial statements, schedules and exhibits are filed as part of this Report

      (1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page      of this Report.

      (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

      (3) Exhibits

Exhibit
No.		Description

1.1	—	Underwriting Agreement dated July 19, 2000 by and among Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Bear Stearns & Co. Inc., Raymond James & Associates, Inc. SunTrust Equitable Securities Corporation, Wachovia Securities, Inc. and Quanta Services, Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (Previously filed as Exhibit 3.5 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)

Exhibit
No.		Description

3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.12	—	Certificate of Elimination of the Designation of the Series C Junior Participating Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.13	—	Certificate of Designation of the Series D Junior Participating Preferred Stock (previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)
3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock (filed herewith)
3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock (filed herewith)
4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2	—	Rights Agreement dated as of March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed March 20, 2000 and incorporated herein by reference)
4.3	—	Subordinated Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000
4.4	—	First Supplemental Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5	—	Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as Borrower and NationsBank, N.A. d/b/a Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, as Lenders (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (No. 333-81419) and incorporated herein by reference)
4.6	—	First Amendment to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
4.7	—	Second Amendment to Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.20 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
4.8	—	Third Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.3 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.9	—	Fourth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)

Exhibit
No.			Description

4.10		—	Fifth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.11		—	Sixth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.11 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.12		—	Seventh Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.12 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.13		—	Amendment No. 1 (dated December 1, 2001) to Rights Agreement dated March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.8 to the Company’s Form 8-K (001-13831) filed December 3, 2001 and incorporated herein by reference)
4.14		—	Eighth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.14 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
4.15		—	Ninth Amendment to Third Amended and Restated Secured Credit Agreement (filed herewith)
10	.1*	—	Form of Employment Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
10.2		—	Securities Purchase Agreement between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.3		—	Investor’s Rights Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.4		—	Letter Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.5		—	Strategic Alliance Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.6		—	Form of Stockholders Voting Agreement (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.7		—	Letter Agreement by and among ECT Merchant Investments Corp., Joint Energy Development Investments II Limited Partnership, Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.8		—	First Amendment to Securities Purchase Agreement and Registration Rights Agreement (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.9		—	Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.16 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.10		—	Intercreditor Agreement dated March 23, 2000 related to the March 1, 2000 Note Purchase Agreement (previously filed as Exhibit 10.17 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.11		—	Form of Lockup Agreement (previously filed as Exhibit 10.19 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)

Exhibit
No.			Description

10.12		—	Letter Agreement dated December 28, 2000 between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) (previously filed as Exhibit 10.21 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.13*	—	2001 Stock Incentive Plan (amending and restating the 1997 Stock Option Plan) (previously filed as Exhibit 10.22 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference)
10	.14*	—	Employment Agreement of Peter T. Dameris (previously filed as Exhibit 10.23 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference).
10.15		—	Amendment No. 1 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
10.16		—	Stock Employee Compensation Trust Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.17		—	Common Stock Purchase Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.18		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.19		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Peter T. Dameris (previously filed as Exhibit 10.4 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.20		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.21		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.22		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Frederick M. Haag (previously filed as Exhibit 10.7 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.23		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.24		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.25		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Elliott C. Robbins (previously filed as Exhibit 10.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.26		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary W. Smith (previously filed as Exhibit 10.11 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.27		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.12 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.28		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10.29		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.30		—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.31		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.32		—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.33		—	Amendment No. 1 to Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.34		—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.35		—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.36		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.37		—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)
10.38		—	Amendment No. 2 to Quanta Services, Inc. 2001 Stock Incentive Plan (filed herewith)
10.39		—	Amendment No. 3 to Quanta Services, Inc. 2001 Stock Incentive Plan (filed herewith)
10.40		—	Amendment No. 2 to Note Purchase Agreement dated as of March 1, 2002 between Quanta Services, Inc. and the Purchasers named therein (filed herewith)
10	.41*	—	Separation Agreement and General Release dated October 24, 2002 between Peter Dameris and Quanta Services, Inc. (filed herewith)
10	.42*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (filed herewith)
16.1		—	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Form 8-K (No. 001-13831) filed July 8, 2002 and incorporated herein by reference)
21.1		—	Subsidiaries (filed herewith)
23.1		—	Consent of PricewaterhouseCoopers LLP (filed herewith)
99.1		—	Certification of Periodic Report by Chief Executive Officer (filed herewith)
99.2		—	Certification of Periodic Report by Chief Financial Officer (filed herewith)

*	Management contracts or compensatory plans or arrangements

      (b) Reports on Form 8-K:

(1) Quanta filed a Form 8-K on July 8, 2002 in which it reported changes in its certifying accountants.

(2) Quanta filed a Form 8-K on October 22, 2002 in which it reported the purchase of common stock of the Company by First Reserve Fund IX, L.P.

(3) Quanta filed a Form 8-K on December 11, 2002 in which it reported amending the Securities Purchase Agreement dated October 15, 2002 between Quanta and First Reserve.

(4) Quanta filed a Form 8-K on December 24, 2002 in which it reported the purchase of Series E Preferred Stock of the Company by First Reserve.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 28, 2003.

QUANTA SERVICES, INC.

By	/s/ JOHN R. COLSON

John R. Colson
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 28, 2003.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President, Controller and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ TERRENCE P. DUNN Terrence P. Dunn	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

Louis C. Golm	Director

/s/ BEN A. GUILL Ben A. Guill	Director

/s/ JAMES A. NATTIER James A. Nattier	Director

/s/ THOMAS J. SIKORSKI Thomas J. Sikorski	Director

/s/ GARY A. TUCCI Gary A. Tucci	Director

/s/ JOHN R. WILSON John R. Wilson	Director

CERTIFICATIONS

I, John R. Colson, certify that:

      1. I have reviewed this annual report on Form 10-K of Quanta Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN R. COLSON

John R. Colson,
Chairman and Chief Executive Officer

Date: March 28, 2003

I, James H. Haddox, certify that:

      1. I have reviewed this annual report on Form 10-K of Quanta Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES H. HADDOX

James H. Haddox,
Chief Financial Officer

Date: March 28, 2003

INDEX TO EXHIBITS

Exhibit
No.		Description

1.1	—	Underwriting Agreement dated July 19, 2000 by and among Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Bear Stearns & Co. Inc., Raymond James & Associates, Inc. SunTrust Equitable Securities Corporation, Wachovia Securities, Inc. and Quanta Services, Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (Previously filed as Exhibit 3.5 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.12	—	Certificate of Elimination of the Designation of the Series C Junior Participating Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.13	—	Certificate of Designation of the Series D Junior Participating Preferred Stock (previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)

Exhibit
No.		Description

3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock (filed herewith)
3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock (filed herewith)
4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2	—	Rights Agreement dated as of March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed March 20, 2000 and incorporated herein by reference)
4.3	—	Subordinated Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000
4.4	—	First Supplemental Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5	—	Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as Borrower and NationsBank, N.A. d/b/a Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, as Lenders (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (No. 333-81419) and incorporated herein by reference)
4.6	—	First Amendment to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
4.7	—	Second Amendment to Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.20 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
4.8	—	Third Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.3 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.9	—	Fourth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.10	—	Fifth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.11	—	Sixth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.11 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.12	—	Seventh Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.12 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.13	—	Amendment No. 1 (dated December 1, 2001) to Rights Agreement dated March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.8 to the Company’s Form 8-K (001-13831) filed December 3, 2001 and incorporated herein by reference)

Exhibit
No.		Description

4.14	—	Eighth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.14 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
4.15	—	Ninth Amendment to Third Amended and Restated Secured Credit Agreement (filed herewith)
10.1*	—	Form of Employment Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
10.2	—	Securities Purchase Agreement between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.3	—	Investor’s Rights Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.4	—	Letter Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.5	—	Strategic Alliance Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-3
10.6	—	Form of Stockholders Voting Agreement (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.7	—	Letter Agreement by and among ECT Merchant Investments Corp., Joint Energy Development Investments II Limited Partnership, Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.8	—	First Amendment to Securities Purchase Agreement and Registration Rights Agreement (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.9	—	Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.16 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.10	—	Intercreditor Agreement dated March 23, 2000 related to the March 1, 2000 Note Purchase Agreement (previously filed as Exhibit 10.17 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.11	—	Form of Lockup Agreement (previously filed as Exhibit 10.19 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.12	—	Letter Agreement dated December 28, 2000 between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) (previously filed as Exhibit 10.21 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.13*	—	2001 Stock Incentive Plan (amending and restating the 1997 Stock Option Plan) (previously filed as Exhibit 10.22 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference)
10.14*	—	Employment Agreement of Peter T. Dameris (previously filed as Exhibit 10.23 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference).
10.15	—	Amendment No. 1 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)

Exhibit
No.		Description

10.16	—	Stock Employee Compensation Trust Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.17	—	Common Stock Purchase Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.18	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.19	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Peter T. Dameris (previously filed as Exhibit 10.4 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.20	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.21	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.22	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Frederick M. Haag (previously filed as Exhibit 10.7 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.23	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.24	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.25	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Elliott C. Robbins (previously filed as Exhibit 10.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.26	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary W. Smith (previously filed as Exhibit 10.11 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.27	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.12 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.28	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.29	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.30	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.31	—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)

Exhibit
No.		Description

10.32	—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.33	—	Amendment No. 1 to Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.34	—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.35	—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.36	—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.37	—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)
10.38	—	Amendment No. 2 to Quanta Services, Inc. 2001 Stock Incentive Plan (filed herewith)
10.39	—	Amendment No. 3 to Quanta Services, Inc. 2001 Stock Incentive Plan (filed herewith)
10.40	—	Amendment No. 2 to Note Purchase Agreement dated as of March 1, 2002 between Quanta Services, Inc. and the Purchasers named therein (filed herewith)
10.41*	—	Separation Agreement and General Release dated October 24, 2002 between Peter Dameris and Quanta Services, Inc. (filed herewith)
10.42*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (filed herewith)
16.1	—	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Form 8-K (No. 001-13831) filed July 8, 2002 and incorporated herein by reference)
21.1	—	Subsidiaries (filed herewith)
23.1	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
99.1	—	Certification of Periodic Report by Chief Executive Officer (filed herewith)
99.2	—	Certification of Periodic Report by Chief Financial Officer (filed herewith)

*	Management contracts or compensatory plans or arrangements