Form 10-Q
period 2003-03-31
QUANTA SERVICES INC
filed 2003-05-15
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file no. 001-13831

Quanta Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	74-2851603 (I.R.S. Employer Identification No.)

1360 Post Oak Blvd.

Suite 2100
Houston, Texas 77056
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(713) 629-7600

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated file (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      115,100,498 shares of Common Stock were outstanding as of May 1, 2003. As of the same date, 1,082,250 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 2.	Changes in Securities	26
ITEM 6.	Exhibits and Reports on Form 8-K	26
Signature		28
Certifications		29

i

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,	March 31,
	2002	2003

		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,901	$61,433
Accounts receivable, net of allowances of $37,585 and $31,754, respectively	367,057	322,438
Costs and estimated earnings in excess of billings on uncompleted contracts	54,749	53,079
Inventories	25,646	27,204
Current deferred taxes	28,968	30,316
Prepaid expenses and other current assets	25,176	26,407

Total current assets	529,497	520,877
PROPERTY AND EQUIPMENT, net	369,568	358,966
ACCOUNTS AND NOTES RECEIVABLE, net of allowances of $28,389 and $28,400, respectively	50,900	51,160
OTHER ASSETS, net	19,250	18,415
GOODWILL AND OTHER INTANGIBLES, net	395,597	395,531

Total assets	$1,364,812	$1,344,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,652	$6,260
Accounts payable and accrued expenses	189,080	163,307
Billings in excess of costs and estimated earnings on uncompleted contracts	16,409	17,264

Total current liabilities	212,141	186,831
LONG-TERM DEBT, net of current maturities	213,167	212,508
CONVERTIBLE SUBORDINATED NOTES	172,500	172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES	82,411	88,974

Total liabilities	680,219	660,813

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK	72,922	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.00001 par value, 10,000,000 shares authorized:
Series A Convertible Preferred Stock, 3,199,961 and — shares issued and outstanding, respectively	—	—
Common Stock, $.00001 par value, 300,000,000 shares authorized, 70,632,899 and 114,835,149 shares issued and 69,706,528 and 113,908,778 outstanding, respectively(a)	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,083,750 and 1,077,750 shares issued and outstanding, respectively	—	—
Additional paid-in capital	980,303	1,064,212
Deferred compensation	(302)	(9,012)
Retained deficit	(356,605)	(359,339)
Treasury Stock, at cost, 926,371 common shares	(11,725)	(11,725)

Total stockholders’ equity	611,671	684,136

Total liabilities and stockholders’ equity	$1,364,812	$1,344,949

(a)	Shares issued and outstanding as of December 31, 2002 do not include the 24,307,410 shares of Redeemable Common Stock valued at $72.9 million which was reclassified to stockholders’ equity on February 20, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

REVENUES	$449,220	$367,129
COST OF SERVICES (including depreciation)	373,533	329,372

Gross profit	75,687	37,757
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	50,720	38,970

Income (loss) from operations	24,967	(1,213)
OTHER INCOME (EXPENSE):
Interest expense	(7,854)	(7,964)
Other, net	435	216

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	17,548	(8,961)
PROVISION (BENEFIT) FOR INCOME TAXES	7,282	(4,118)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	10,266	(4,843)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	445,422	—

NET INCOME (LOSS)	(435,156)	(4,843)
DIVIDENDS ON PREFERRED STOCK, NET OF FORFEITURES	232	(2,109)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(435,388)	$(2,734)

EARNINGS (LOSS) PER SHARE:
Basic Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$0.13	$(0.04)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(5.69)	—

Basic Earnings (Loss) per Share	$(5.56)	$(0.04)

Diluted Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$0.13	$(0.04)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(5.69)	—

Diluted Earnings (Loss) per Share	$(5.56)	$(0.04)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	78,264	112,535

Diluted	78,264	112,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stock	$(435,388)	$(2,734)
Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities —
Cumulative effect of change in accounting principle, net of tax	445,422	—
Depreciation and amortization	14,575	14,901
Loss on sale of property and equipment	252	433
Provision for doubtful accounts	25	243
Deferred income tax provision	4,598	2,055
Preferred stock dividend, net of forfeitures	232	(2,109)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	54,586	44,387
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,396)	1,670
Inventories	(5,044)	(1,558)
Prepaid expenses and other current assets	1,375	(1,231)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	3,892	(19,784)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,974)	855
Other, net	(648)	164

Net cash provided by operating activities	68,507	37,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	556	213
Additions of property and equipment	(16,748)	(4,853)
Cash paid for acquisitions, net of cash acquired	(965)	—
Notes receivable	(16,796)	—

Net cash used in investing activities	(33,953)	(4,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under bank lines of credit	(36,220)	—
Proceeds from other long-term debt	629	914
Payments on other long-term debt	(2,864)	(1,965)
Issuances of stock, net of offering costs	3,658	1,931
Exercise of stock options	265	—

Net cash provided by (used in) financing activities	(34,532)	880

NET INCREASE IN CASH AND CASH EQUIVALENTS	22	33,532
CASH AND CASH EQUIVALENTS, beginning of period	6,287	27,901

CASH AND CASH EQUIVALENTS, end of period	$6,309	$61,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for —
Interest	$10,310	$5,741
Income taxes, net of refunds	622	(197)

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

      It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in Quanta’s Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts

      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2003, Quanta has provided allowances for doubtful accounts of approximately $60.2 million. Certain of Quanta’s customers, several of them large public telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties. Also, a number of Quanta’s utility customers are experiencing financial difficulties in the current business climate. Should additional customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

      In June 2002, one of Quanta’s customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. Quanta has filed liens on various properties to secure substantially all of its pre-petition receivables. The carrying value is based upon Quanta’s understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. Quanta currently believes it will collect a substantial majority of the balances owed. Should any of the factors underlying Quanta’s estimate change, the amount of Quanta’s allowance could change significantly. Quanta is uncertain as to whether such receivables will be collected within one year and therefore has included this amount in non-current assets as Accounts and Notes Receivable. Also included in Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. During 2002, Quanta provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of March 31, 2003, the total balance due from both of these customers was $78.4 million, net of an allowance for doubtful accounts of $28.4 million.

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

Stock-Based Compensation

      Quanta accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the Financial Accounting Standards Board (FASB) issued

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had SFAS No. 123 been followed. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an ESPP in the as adjusted disclosure.

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended
	March 31,

	2002	2003

Net income (loss) attributable to common stock
As reported	$(435,388)	$(2,734)
As Adjusted — Basic	$(440,642)	$(7,321)
As Adjusted — Diluted	$(440,642)	$(7,321)
Earnings (loss) per share
As Reported — Basic	$(5.56)	$(0.04)
As Adjusted — Basic	$(5.63)	$(0.08)
As Reported — Diluted	$(5.56)	$(0.04)
As Adjusted — Diluted	$(5.63)	$(0.08)

      See Note 7 for additional discussion of the restricted stock issued under Quanta’s 2001 Stock Incentive Plan and the effects thereof.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	PER SHARE INFORMATION:

      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share for the three months ended March 31, 2002 and 2003 is illustrated below (in thousands):

	Three Months Ended
	March 31,

	2002	2003

NET INCOME (LOSS):
Net income (loss) attributable to common stock	$(435,388)	$(2,734)
Dividends on Series A Convertible Preferred Stock, net of forfeitures	232	(2,109)

Net income (loss) for basic earnings (loss) per share	(435,156)	(4,843)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—

Net income (loss) for diluted earnings (loss) per share	$(435,156)	$(4,843)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, including Series A Convertible Preferred Stock	78,264	112,535
Effect of dilutive stock options	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	78,264	112,535

      Pursuant to EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share,” the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings (loss) per share and, where applicable, prior period amounts have been restated accordingly. For the three months ended March 31, 2002 and 2003, stock options for approximately 7.5 million and 1.7 million, respectively, were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2002 and 2003, stock options of 474,735 and 2,662, respectively, with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three months ended March 31, 2002 and 2003, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share.

3.	INCOME TAXES:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	NEW ACCOUNTING PRONOUNCEMENTS:

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies the disclosures that are to be made by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for Quanta as of December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

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

      Effective January 1, 2002, Quanta adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. Material amounts of recorded goodwill attributable to each of Quanta’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), Quanta performs impairment tests annually during the fourth quarter.

      Based on Quanta’s transitional impairment test performed upon adoption of SFAS No. 142, Quanta recognized a $488.5 million non-cash charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of Quanta’s reporting units. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized, as permitted under accounting standards existing at that time, in which evaluations of goodwill impairment were made by Quanta using estimated future undiscounted cash flows to determine if goodwill would be recoverable. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax.

      Quanta originally performed the transitional impairment test and recorded the impact in the second quarter of 2002. In accordance with SFAS No. 142, the effect of the adoption is required to be presented in the first interim period of 2002, irrespective of the period in which the transitional impairment loss was measured. Accordingly, the March 31, 2002 financial data has been restated to reflect the cumulative effect of change in accounting principle, net of tax, in the quarter ended March 31, 2002.

      Impairment adjustments recognized after adoption are required to be recognized as operating expenses.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	DEBT:

Credit Facility

      Quanta has a credit facility with 14 participating banks which matures on June 14, 2004. On March 31, 2003, the commitment reduced from $250.0 million to $225.0 million and will remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Quanta’s borrowing availability is further restricted by $25.0 million until Quanta achieves, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. Quanta has not yet satisfied the EBITDA requirements. The credit facility is secured by a pledge of all of the capital stock of Quanta’s subsidiaries and the majority of Quanta’s assets and is to provide funds to be used for working capital and for other general corporate purposes. Quanta’s subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 1.31% at March 31, 2003) plus 1.50% to 3.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA or (b) the bank’s prime rate (which was 4.25% at March 31, 2003) plus up to 2.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on Quanta’s total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including the maximum funded debt to EBITDA ratio, minimum interest coverage ratios and non-cash impairment charges under SFAS Nos. 142 and 144. However, the amended credit facility is more restrictive with respect to Quanta’s maximum senior debt to EBITDA ratio, capital expenditures and asset sales and prohibits any stock repurchase programs. Additionally, the amended credit facility prohibits the payment of dividends and requires a mandatory reduction in the banks’ commitment by a portion of the proceeds from assets sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. Although the credit facility provides for borrowings of up to $225.0 million, Quanta’s borrowing availability under the credit facility varies from quarter to quarter depending upon our degree of compliance with certain financial ratios. As of March 31, 2003, Quanta was in compliance with all of its covenants. However, the lower than anticipated operating performance in the first quarter of 2003, if coupled with other conditions such as unforeseen project delays or cancellations, continued adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with the covenants in the future. As of March 31, 2003, Quanta had no outstanding borrowings under the credit facility and $77.0 million of letters of credit outstanding, primarily to secure Quanta’s potential obligations under casualty insurance programs. Quanta’s senior debt to EBITDA ratio as of March 31, 2003 provides for $33.5 million in borrowing availability under the credit facility.

Senior Secured Notes

      In 2000, Quanta closed a private placement of $210.0 million principal amount of senior secured notes, primarily with insurance companies, with maturities currently ranging from two to seven years. On August 12, 2002 and December 20, 2002, Quanta amended the senior secured notes and, as amended, they have financial covenants and restrictions substantially identical to those of the credit facility. The senior secured notes bear interest at a weighted average interest rate between 8.41% and 9.91% as determined by the ratio of Quanta’s total funded debt to EBITDA. The current weighted average interest rate is 9.91%. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including any mandatory prepayments. The senior secured notes carry cross-default provisions and rank equally in right of repayment with indebtedness under Quanta’s credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	STOCKHOLDERS’ EQUITY:

Series A Convertible Preferred Stock

      In September 1999, Quanta issued shares of Series A Convertible Preferred Stock, $.00001 par value per share, for an initial investment of $186.0 million, before transaction costs. The holders of the Series A Convertible Preferred Stock were entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In addition to the preferred dividend, the holders were entitled to participate in any cash or non-cash dividends or distributions declared and paid on the shares of common stock, as if each share of Series A Convertible Preferred Stock had been converted into common stock at the applicable conversion price immediately prior to the record date for payment of such dividends or distributions.

      All outstanding shares of Series A Convertible Preferred Stock were converted into common stock during the first quarter of 2003. There are currently no outstanding shares of Series A Convertible Preferred Stock. $2.3 million in dividends that had accrued on the respective outstanding shares of Series A Convertible Preferred Stock, which included $0.2 million accrued during the first quarter of 2003, were reversed on the date of conversion. Therefore, as of March 31, 2003, there were no accrued dividends.

First Reserve Investment

      During the fourth quarter of 2002, First Reserve Fund IX, L.P. (First Reserve) invested in Quanta through two transactions. In the first transaction, First Reserve purchased from Quanta approximately 8.7 million shares of newly issued common stock at $3.00 per share, for a total purchase price of $26.0 million, before transaction costs. In the second transaction, First Reserve purchased from Quanta approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an additional investment of approximately $72.9 million. The Series E Preferred Stock was converted into 24.3 million shares of common stock on December 31, 2002.

      Through February 20, 2003, First Reserve had the right to require Quanta to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if Quanta had a change in control. As such, the $72.9 million investment was reflected in the consolidated balance sheet as Redeemable Common Stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the Redeemable Common Stock was reclassified to stockholders’ equity.

      In connection with their investment, First Reserve is entitled to a pre-emptive right to purchase shares of common stock upon Quanta’s issuance of shares to third parties. During the first quarter of 2003, First Reserve acquired 22,037 shares pursuant to such right.

Restricted Stock

      Pursuant to the 2001 Stock Incentive Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Stock Incentive Plan are subject to restrictions on transfer and certain other conditions. During the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the common stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period, typically three years.

      On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta’s common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer vests over three years in equal annual installments on February 28 of each year, beginning February 28, 2004, assuming the employee or consultant continues to meet the requirements for vesting. On March 10, 2003, Quanta accepted for exchange and canceled eligible options to purchase an aggregate of 6,769,483 shares of its common stock, representing approximately 93% of the 7,289,750 options that were eligible to be tendered in the offer as of the expiration date. Pursuant to the terms of the offer, Quanta granted restricted stock representing an aggregate of 3,022,112 shares of its common stock, or approximately $9.0 million in value, in exchange for the tendered eligible options. This restricted stock issuance will require Quanta to recognize a non-cash compensation charge of approximately $3.0 million per year over the three-year vesting period of the restricted stock. The remaining 520,267 eligible options that were not exchanged will be required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $23.92. In the future, to the extent that Quanta’s stock price exceeds an option’s exercise price, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital.

      As of March 31, 2002 and 2003, 72,701 and 3.3 million shares of restricted stock, respectively, were outstanding. The compensation expense recognized with respect to all restricted stock during the quarters ended March 31, 2002 and 2003 was approximately $63,000 and $206,000, respectively.

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

	Three Months Ended
	March 31,

	2002	2003

	(In thousands)
Electric power network services	$236,290	$219,543
Telecommunications network services	72,774	51,031
Cable television network services	55,703	26,066
Ancillary services	84,453	70,489

	$449,220	$367,129

      Quanta does not have significant operations or long-lived assets in countries outside of the United States.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	COMMITMENTS AND CONTINGENCIES:

Litigation

      Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations or financial position.

Self-Insurance

      Quanta is insured for employer’s liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence. On March 1, 2003, Quanta increased the deductible for workers’ compensation insurance from $1,000,000 to $2,000,000 per occurrence. Effective January 1, 2002, Quanta consolidated the various non-union employee related health care benefits plans that existed at certain of its subsidiaries into one corporate plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2002 and March 31, 2003, the amounts accrued for self-insured claims were $45.0 million and $50.2 million, respectively, with $27.4 million and $31.2 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

      In March 2003, Quanta agreed with its primary casualty insurance carrier to fund its self-insurance obligations applicable to the policy period from March 1, 2003 to February 29, 2004 with a combination of a cash trust account of $14.4 million and letters of credit totaling $23.4 million. As of March 31, 2003, Quanta had issued $5.9 million in letters of credit pursuant to this agreement and will begin funding the cash trust account in the second quarter of 2003.

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

      In April 2002, Quanta entered into a forward purchase contract with settlements through March 2003, in order to secure pricing on anticipated gas requirements related to a project completed during the quarter ended September 30, 2002. The objective was to mitigate the variability in the price of natural gas by securing the price Quanta would have to pay the contract counterparty. The contract expired on March 31, 2003.

Performance Bonds

      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of March 31, 2003, the total amount of outstanding performance bonds was approximately $467.8 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The following schedule shows the future minimum lease payments under these leases as of March 31, 2003 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2003	$242	$14,322
2004	103	10,198
2005	4	8,054
2006	—	3,508
2007	—	1,345
Thereafter	—	1,950

Total minimum lease payments	$349	$39,377

Less — Amounts representing interest	(9)

Present value of minimum lease payments	340
Less — Current portion	(241)

Total long-term obligations	$99

      Quanta has guaranteed a residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2003, the maximum guaranteed residual value would have been approximately $134.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Contingent Payments

      Quanta is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement and depending upon the ultimate profitability of certain contracts obtained by the operating unit and the collection of the underlying receivables, Quanta may be required to make additional payments to such former owners with a combination of common stock and cash. At March 31, 2003, the amount of additional payments based on performance to date could equal up to $15.9 million. This amount may be adjusted significantly higher or lower over the term of the agreement.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collective Bargaining Agreements

      Certain of the subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Other

      During the course of operations, Quanta is subject to audit by tax authorities for varying periods in various federal, state and local foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law.

      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2003, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003, and is available at the SEC’s Web site at www.sec.gov.

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

      Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek higher margins on our labor-intensive projects. We have a deductible of $1,000,000 per occurrence related to employer’s liability, automobile and general liability claims and a deductible for workers’ compensation insurance of $2,000,000 per occurrence. We also have one corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made.

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

Significant Balance Sheet Changes

      Total assets decreased approximately $19.9 million as of March 31, 2003 compared to December 31, 2002. This decrease is primarily due to the following:

•	Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $46.3 million primarily due to lower levels of revenue during the first three months of 2003 and collections on accounts that were outstanding at December 31, 2002.

•	Property and equipment, net decreased $10.6 million due to depreciation expense of $14.8 million recorded during the period and the sale of equipment that was no longer being used by certain of our subsidiaries, offset by increases as a result of capital expenditures of $4.9 million.

•	Cash increased $33.5 million primarily due to lower working capital requirements due to lower levels of revenue during the first three months of 2003 and collections on accounts receivable.

      As of March 31, 2003, total liabilities decreased approximately $19.4 million, redeemable common stock decreased $72.9 million and stockholders’ equity increased approximately $72.4 million compared to December 31, 2002. These fluctuations were primarily due to the following:

•	Accounts payable and accrued expenses decreased $25.8 million primarily due to a $12.7 million decrease in trade accounts payable due to lower levels of costs incurred during 2003, the payment of $3.3 million in accrued debt amendment costs incurred during December 2002 associated with amendments of certain of our debt agreements and the forgiveness of $2.1 million in accrued dividends payable due to the conversion of the Series A Convertible Preferred Stock.

•	Deferred income taxes and other non-current liabilities increased $6.6 million primarily as a result of the recording of $3.4 million in additional long-term deferred tax liabilities due to increased differences between the book and tax bases of certain of our assets and an increase of $3.9 million in the long-term portion of our self-insurance reserves.

•	Redeemable common stock decreased $72.9 million. On December 20, 2002, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an investment of approximately $72.9 million. The shares of Series E Preferred Stock were converted into 24.3 million shares of common stock on December 31, 2002. Through February 20, 2003, First Reserve had the right to require us to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if we had a change in control. As such, the investment had been reflected in the consolidated balance sheet as Redeemable Common Stock at December 31, 2002. On February 20, 2003, at the expiration of the right, the Redeemable Common Stock was reclassified to stockholders’ equity.

•	Stockholders’ equity increased $72.4 million during the first three months of 2003. This was primarily the result of the reclass of redeemable common stock of $72.9 million to stockholders’ equity and the issuance of approximately $1.9 million in shares of common stock pursuant to our Employee Stock Purchase Plan, partially offset by a net loss attributable to common stock of $2.7 million.

Results of Operations

      The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,

	2002		2003

	(Dollars in thousands)
Revenues	$449,220	100.0%	$367,129	100.0%
Cost of services (including depreciation)	373,533	83.2	329,372	89.7

Gross profit	75,687	16.8	37,757	10.3
Selling, general and administrative expense	50,720	11.3	38,970	10.6

Income (loss) from operations	24,967	5.5	(1,213)	(0.3)
Interest expense	(7,854)	(1.7)	(7,964)	(2.2)
Other income, net	435	0.1	216	0.1

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	17,548	3.9	(8,961)	(2.4)
Provision (benefit) for income taxes	7,282	1.6	(4,118)	(1.1)

Income (loss) before cumulative effect of change in accounting principle	10,266	2.3	(4,843)	(1.3)
Cumulative effect of change in accounting principle, net of tax	445,422	(99.2)	—	—

Net income (loss)	(435,156)	(96.9)	(4,843)	(1.3)
Dividends on preferred stock, net of forfeitures	232	—	(2,109)	(0.6)

Net income (loss) attributable to common stock	$(435,388)	(96.9)%	$(2,734)	(0.7)%

Three months ended March 31, 2003, compared to the three months ended March 31, 2002

      Revenues. Revenues decreased $82.1 million, or 18.3%, to $367.1 million for the three months ended March 31, 2003. This decrease was due to the continued decrease in capital spending by our customers, the inability of certain of these customers to raise new capital, and the continued downturn in the national economy, which have negatively impacted the award of work to specialty contractors. Pricing pressures have also contributed to lower revenues as the competitive bid environment tightens.

      Gross profit. Gross profit decreased $37.9 million, or 50.1%, to $37.8 million for the three months ended March 31, 2003. As a percentage of revenues, gross margin decreased from 16.8% for the three months ended March 31, 2002, to 10.3% for the three months ended March 31, 2003. This decrease in gross margin resulted primarily from severe snowfall in the Northeast and Mountain regions of the United States and substantially higher than normal rainfall amounts in the South and Southeast which negatively impacted our operations. These inclement weather conditions caused shutdowns, delays and substantial operating inefficiencies. In addition, margins were negatively impacted by the economic factors noted above and significantly lower margins on work performed due to increased pricing pressures and to lower asset utilization and absorption of other fixed costs.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $11.8 million, or 23.2%, to $39.0 million for the three months ended March 31, 2003. During the three months ended March 31, 2002, we recorded $4.6 million in proxy costs associated with a proxy contest with Aquila. Excluding the impact of these proxy costs, selling, general and administrative expenses for the three months ended March 31, 2003 decreased approximately $7.1 million, primarily due to reductions in personnel and bonuses, lower facility costs due to the closing of several field offices and reduced travel. As a percentage of revenues, excluding the $4.6 million in proxy costs in 2002, selling, general and administrative expenses increased slightly from 10.3% to 10.6% primarily due to the impact of lower revenues.

      Interest expense. Interest expense increased $0.1 million, or 1.4%, to $8.0 million for the three months ended March 31, 2003 due to higher interest rates, offset by lower levels of debt in 2003.

      Provision (benefit) for income taxes. The benefit for income taxes was $4.1 million for the three months ended, March 31, 2003, with an effective tax rate of 46.0%, compared to a provision of $7.3 million for the three months ended March 31, 2002, with an effective tax rate of 41.5%. The higher effective tax rate in 2003 is due to the impact of estimated non-deductible items on estimated 2003 annual income, as compared to the estimated impact of non-deductible items on estimated 2002 annual income as of March 31, 2002.

      Cumulative effect of change in accounting principle, net of tax. Based on our transitional impairment test performed upon adoption of SFAS No. 142 in 2002, we recognized a charge, net of tax, of $445.4 million to reduce the carrying value of the goodwill of our reporting units to its implied fair value. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rule was reflected as a cumulative effect of change in accounting principle in the three months ended March 31, 2002.

      Net income (loss). Net loss decreased $430.3 million to $4.8 million for the three months ended March 31, 2003, compared to a net loss of $435.2 million for the three months ended March 31, 2002, primarily due to the impact of the adoption of SFAS No. 142 in March 31, 2002.

      Dividends on preferred stock, net of forfeitures. For the three months ended March 31, 2003, we recorded approximately $2.1 million in forfeitures of dividends on the Series A Convertible Preferred Stock. On January 9, 2003, 939,380 shares of Series A Convertible Preferred Stock were converted into shares of common stock and on February 27, 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock. There are currently no outstanding shares of Series A Convertible Preferred Stock. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were reversed on the date of conversion. Therefore, as of February 27, 2003, there were no accrued dividends.

Liquidity and Capital Resources

      As of March 31, 2003, we had cash and cash equivalents of $61.4 million, working capital of $334.0 million and long-term debt of $212.5 million, net of current maturities. Our long-term debt balance at that date included borrowings of $210.0 million of senior secured notes and $2.5 million of other debt. In addition, we had $172.5 million of convertible subordinated notes as of March 31, 2003. We also had $77.0 million of letters of credit outstanding under the credit facility.

      During the three months ended March 31, 2003, operating activities provided net cash flow of $37.3 million resulting primarily from $14.9 million in depreciation and amortization, and a $44.6 million reduction in accounts receivable, net, partially offset by a $19.8 million decrease in accounts payable and other accrued expenses. We used net cash in investing activities of $4.6 million, including $4.9 million used for capital expenditures. Financing activities provided a net cash flow of $0.9 million, resulting primarily from $1.9 million from the issuance of stock under the Employee Stock Purchase Plan (ESPP), offset by $1.0 million of net repayments of other long-term debt.

      We have a credit facility with 14 participating banks which matures on June 14, 2004. On March 31, 2003, the commitment reduced from $250.0 million to $225.0 million and will remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Our borrowing availability is further restricted by $25.0 million until we achieve, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. We have not yet satisfied the EBITDA requirements. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of our total funded debt to EBITDA or (b) the bank’s prime rate plus up to 2.00%, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on our total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The amended credit facility is less restrictive with respect to certain financial ratios and indebtedness covenants, including the maximum funded debt to EBITDA ratio, minimum interest coverage ratios and non-cash impairment charges under SFAS Nos. 142 and 144. However, the amended credit facility is more restrictive with respect to our maximum senior debt to EBITDA ratio, capital expenditures and asset sales and prohibits any stock repurchase programs. Additionally, the amended credit facility prohibits the payment of dividends and requires a mandatory reduction in the banks’ commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. Although the credit facility provides for borrowings of up to $225.0 million, our borrowing availability under the credit facility varies from quarter to quarter depending upon our degree of compliance with certain financial ratios. As of March 31, 2003, we were in compliance with all of our covenants. However, our lower than anticipated operating performance in the first quarter of 2003, if coupled with other conditions such as unforeseen project delays or cancellations, continued adverse weather conditions or poor contract performance, could adversely affect our ability to comply with the covenants in the future. As of May 1, 2003, we had no borrowings under the credit facility and $77.4 million of letters of credit outstanding, primarily to secure our potential obligations under casualty insurance programs. Our senior debt to EBITDA ratio as of March 31, 2003 provides for $33.1 million in borrowing availability under the credit facility. Our current borrowing rate is LIBOR plus 3.50%.

      As of March 31, 2003, we had $210.0 million of senior secured notes that have maturities ranging from two to seven years. The senior secured notes bear interest at a weighted average interest rate between 8.41% and 9.91% as determined by the ratio of our total funded debt to EBITDA. The current weighted average interest rate is 9.91%. On August 12, 2002 and December 20, 2002, we amended the senior secured notes, and as amended, they have financial covenants and restrictions substantially identical to those under the credit facility. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including, any mandatory prepayments. The senior secured notes carry cross-default provisions and rank equally in right of repayment with indebtedness under our credit facility.

      As of March 31, 2003, we had $172.5 million in convertible subordinated notes that bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the convertible subordinated notes would be required under our credit facility and senior secured notes.

      During the fourth quarter of 2002, First Reserve Fund IX, L.P. (First Reserve) invested in us through two transactions. In the first transaction, First Reserve purchased from us approximately 8.7 million shares of our newly issued common stock at $3.00 per share, for a total purchase price of $26.0 million, before transaction costs. In the second transaction, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an additional investment of approximately $72.9 million. The Series E Preferred Stock was converted into 24.3 million shares of common stock on December 31, 2002.

      Through February 20, 2003, First Reserve had the right to require us to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if we had a change in control. As such, the investment was reflected in the consolidated balance sheet as Redeemable Common Stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the Redeemable Common Stock was reclassified to stockholders’ equity.

      On January 9, 2003, 939,380 shares of Series A Convertible Preferred Stock were converted into shares of common stock and on February 27, 2003, all remaining outstanding shares of Series A Convertible Preferred

Stock were converted into shares of common stock. There are currently no outstanding shares of Series A Convertible Preferred Stock. $2.3 million in dividends that had accrued on the respective shares of Series A Convertible Preferred Stock, which included $0.2 million accrued during the first quarter of 2003, were reversed on the date of conversion. Therefore, as of February 27, 2003, there were no accrued dividends.

      We anticipate that our cash on hand, cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, further deterioration in the markets we serve, material changes in our customers revenues or cash flows or adverse weather conditions may negatively impact our revenues and cash flows. These factors, coupled with the lowered capacity and restrictive covenants of our credit facility, may negatively impact our ability to meet such needs.

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

      We have guaranteed a residual value on certain equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2003, the maximum guaranteed residual value would have been approximately $134.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

      We had $77.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program at May 1, 2003. While not actual borrowings, letters of credit do reflect potential liabilities under our credit facility and therefore are treated as a use of borrowing capacity under our credit facility. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2003 and 2004. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

      In March 2003, we agreed with our primary casualty insurance carrier to fund our self-insurance obligations applicable to the policy period from March 1, 2003 to February 29, 2004 with a combination of a cash trust account of $14.4 million and letters of credit totaling $23.4 million. As of March 31, 2003, we had issued $5.9 million in letters of credit pursuant to this agreement and will begin funding the cash trust account in the second quarter of 2003.

      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of March 31, 2003, the total amount of outstanding performance bonds was approximately $467.8 million.

      Our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt obligations including capital leases	$391,277	$5,796	$2,044	$103,696	$5,225	$214,016	$60,500
Operating lease obligations	$39,377	$14,322	$10,198	$8,054	$3,508	$1,345	$1,950

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

      In June 2002, one of our customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We have filed liens on various properties to secure substantially all of our pre-petition receivables. Our carrying value is based upon our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. We currently believe we will collect a substantial majority of the balances owed. Should any of the factors underlying our estimate change, the amount of our allowance could change significantly. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as accounts and notes receivable as of March 31, 2003. Also included in accounts and notes receivable are amounts due from another customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. During 2002, we provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of March 31, 2003, the total balance due from both of these customers was $78.4 million, net of an allowance for doubtful accounts of $28.4 million.

      Litigation. We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate would be expected to have a material adverse effect on our results of operations or financial position.

      Change of Control. In March 2002, we entered into new employment agreements with certain employees which become effective upon a change of control of Quanta (as defined in the new employment agreements). The new employment agreements supplemented existing employment agreements already in effect. The new employment agreements provide that, following a change of control, if we terminate the employee’s employment without cause (as defined in the new employment agreements), the employee terminates employment for good reason (as defined in the new employment agreements), or the employee’s employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility and the terms of the employee’s prior employment arrangements. In addition, in the case of certain senior executives except Mr. Colson, our chief executive officer, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control.

      Related Party Transactions. In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of facility leases with prior owners.

New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies the disclosures that are to be made by a guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for us as of December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.

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

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. For example, certain of our customers, primarily large public telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties, and as a result we increased our allowance for doubtful accounts to reflect that certain customers may be unable to meet their obligations to us in the future. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

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

Self-Insurance. We are insured for employer’s liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for workers’ compensation insurance subject to a deductible of $2,000,000 per occurrence. We also have one corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Stock Options. We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed.

As a result of our stock option exchange offer during the first quarter of 2003, certain stock options will be required to be accounted for under variable plan accounting prospectively. See additional discussion in Note 7 to the Notes to Condensed Consolidated Financial Statements.

Outlook

      The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

      Like many companies that provide installation and maintenance services to the electrical power, gas, telecommunications and cable television industries, we are facing a number of challenges. The telecommunications and utility markets experienced substantial change during 2002 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels.

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

      Capital expenditures in 2003 are expected to be approximately $30.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2003 to be funded substantially through internal cash flows and, to the extent necessary, from borrowings under our credit facility.

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	The duration and extent of the current economic downturn;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	Material adverse changes in economic conditions in the markets served by us or by our customers;

•	The adverse impact of goodwill impairments;

•	Replacement of our contracts as they are completed or expire;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to effectively compete for market share;

•	Our ability to generate internal growth;

•	Our growth outpacing our infrastructure;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and acquisition strategy;

•	Potential exposure to environmental liabilities;

•	Our ability to integrate companies we acquire;

•	Beliefs and assumptions about the collectibility of receivables;

•	Our dependence on fixed price contracts; and

•	Beliefs or assumptions about the outlook for markets we serve.

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

ITEM 4.	Controls and Procedures

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

PART II — OTHER INFORMATION

QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 1.	Legal Proceedings.

      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate would be expected to have a material adverse effect on our results of operations or financial position.

ITEM 2.	Changes in Securities.

(c) Recent Sales of Unregistered Securities

      On February 21, 2003, First Reserve purchased 22,037 shares of common stock for a total purchase price of $71,583 pursuant to the exercise of their preemptive right to purchase a proportionate number of shares of common stock in respect of our issuance or sale of shares of common stock to third parties. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration. For this issuance, First Reserve was an “accredited investor” as defined in Rule 501 promulgated pursuant to the Securities Act.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Quanta’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to Quanta’s Registration Statement of Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (previously filed as Exhibit 3.5 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.12	—	Certificate of Elimination of the Designation of the Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)

Exhibit
Number		Description

3.13	—	Certificate of Designations of Series D Junior Participating Preferred Stock previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)
3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock previously filed as Exhibit 3.16 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock previously filed as Exhibit 3.17 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.43	—	Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (filed herewith)
99.1	—	Certification of Periodic Report by Chief Executive Officer (filed herewith)
99.2	—	Certification of Periodic Report by Chief Financial Officer (filed herewith)

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: May 15, 2003

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ JOHN R. COLSON John R. Colson, Chairman and Chief Executive Officer

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ JAMES H. HADDOX James H. Haddox, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Quanta’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to Quanta’s Registration Statement of Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (previously filed as Exhibit 3.5 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.12	—	Certificate of Elimination of the Designation of the Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.13	—	Certificate of Designations of Series D Junior Participating Preferred Stock previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)
3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
Number		Description

3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock previously filed as Exhibit 3.16 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock previously filed as Exhibit 3.17 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.43	—	Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (filed herewith)
99.1	—	Certification of Periodic Report by Chief Executive Officer (filed herewith)
99.2	—	Certification of Periodic Report by Chief Financial Officer (filed herewith)