Form 10-Q
period 2003-06-30
QUANTA SERVICES INC
filed 2003-08-14
CIK 1050915

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     115,554,481 shares of Common Stock were outstanding as of August 5, 2003. As of the same date, 1,067,750 shares of Limited Vote Common Stock were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         QUANTA SERVICES, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets.................................    2
         Consolidated Statements of Operations.......................    3
         Consolidated Statements of Cash Flows.......................    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
Item 4.  Controls and Procedures.....................................   27

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   27
Item 2.  Changes in Securities.......................................   27
Item 4.  Submission of Matters to a Vote of Security Holders.........   27
Item 6.  Exhibits and Reports on Form 8-K............................   28
Signature............................................................   29

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  2002          2003
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                  SHARE INFORMATION)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   27,901    $   86,115
  Accounts receivable, net of allowances of $37,585 and
     $29,647, respectively..................................      367,057       352,021
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       54,749        55,492
  Inventories...............................................       25,646        26,838
  Current deferred taxes....................................       28,968         4,910
  Prepaid expenses and other current assets.................       25,176        25,154
                                                               ----------    ----------
          Total current assets..............................      529,497       550,530
PROPERTY AND EQUIPMENT, net.................................      369,568       350,707
ACCOUNTS AND NOTES RECEIVABLE, net of allowances of $28,389
  and $46,320, respectively.................................       50,900        35,477
OTHER ASSETS, net...........................................       19,250        28,495
GOODWILL AND OTHER INTANGIBLES, net.........................      395,597       395,465
                                                               ----------    ----------
          Total assets......................................   $1,364,812    $1,360,674
                                                               ==========    ==========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $    6,652    $    6,261
  Accounts payable and accrued expenses.....................      189,080       178,401
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       16,409        15,295
                                                               ----------    ----------
          Total current liabilities.........................      212,141       199,957
LONG-TERM DEBT, net of current maturities...................      213,167       211,947
CONVERTIBLE SUBORDINATED NOTES..............................      172,500       172,500
DEFERRED INCOME TAXES AND OTHER NON-CURRENT LIABILITIES.....       82,411        97,450
                                                               ----------    ----------
          Total liabilities.................................      680,219       681,854
                                                               ----------    ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK.....................................       72,922            --
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,199,961 and no
      shares issued and outstanding, respectively...........           --            --
  Common Stock, $.00001 par value, 300,000,000 shares
     authorized, 70,632,899 and 116,003,899 shares issued
     and 69,706,528 and 115,077,528 outstanding,
     respectively(a)........................................           --            --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,083,750 and 1,067,750 shares
     issued and outstanding, respectively...................           --            --
  Additional paid-in capital................................      980,303     1,068,837
  Deferred compensation.....................................         (302)       (9,118)
  Retained deficit..........................................     (356,605)     (369,174)
  Treasury Stock, 926,371 common shares, at cost............      (11,725)      (11,725)
                                                               ----------    ----------
          Total stockholders' equity........................      611,671       678,820
                                                               ----------    ----------
          Total liabilities and stockholders' equity........   $1,364,812    $1,360,674
                                                               ==========    ==========

---------------

(a) Shares issued and outstanding as of December 31, 2002 do not include the 24,370,410 shares of Redeemable Common Stock valued at $72.9 million which was reclassified to stockholders' equity on February 20, 2003.
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                   ----------------------   ----------------------
                                                      2002        2003         2002        2003
                                                   ----------   ---------   ----------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                                                     (UNAUDITED)
REVENUES.........................................  $ 432,522    $408,302    $ 881,742    $775,431
COST OF SERVICES (including depreciation)........    384,362     354,784      757,895     684,156
                                                   ---------    --------    ---------    --------
  Gross profit...................................     48,160      53,518      123,847      91,275
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....     59,489      58,107      110,209      97,077
GOODWILL IMPAIRMENT..............................    166,580          --      166,580          --
                                                   ---------    --------    ---------    --------
  Income (loss) from operations..................   (177,909)     (4,589)    (152,942)     (5,802)
OTHER INCOME (EXPENSE):
  Interest expense...............................     (8,035)     (8,138)     (15,889)    (16,102)
  Other, net.....................................      1,183        (326)       1,618        (110)
                                                   ---------    --------    ---------    --------
INCOME (LOSS) BEFORE INCOME TAX PROVISION
  (BENEFIT) AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...........................   (184,761)    (13,053)    (167,213)    (22,014)
PROVISION (BENEFIT) FOR INCOME TAXES.............     (7,564)     (3,218)        (282)     (7,336)
                                                   ---------    --------    ---------    --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE........................   (177,197)     (9,835)    (166,931)    (14,678)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX..........................         --          --      445,422          --
                                                   ---------    --------    ---------    --------
NET INCOME (LOSS)................................   (177,197)     (9,835)    (612,353)    (14,678)
DIVIDENDS (FORFEITURES) ON PREFERRED STOCK,
  NET............................................        232          --          464      (2,109)
                                                   ---------    --------    ---------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK...  $(177,429)   $ (9,835)   $(612,817)   $(12,569)
                                                   =========    ========    =========    ========
EARNINGS (LOSS) PER SHARE:
  Basic Earnings (Loss) per Share Before
     Cumulative Effect of Change in Accounting
     Principle...................................  $   (2.26)   $  (0.08)   $   (2.13)   $  (0.13)
  Cumulative Effect of Change in Accounting
     Principle, Net of Tax.......................         --          --        (5.69)         --
                                                   ---------    --------    ---------    --------
  Basic Earnings (Loss) per Share................  $   (2.26)   $  (0.08)   $   (7.82)   $  (0.13)
                                                   =========    ========    =========    ========
  Diluted Earnings (Loss) per Share Before
     Cumulative Effect of Change in Accounting
     Principle...................................  $   (2.26)   $  (0.08)   $   (2.13)   $  (0.13)
  Cumulative Effect of Change in Accounting
     Principle, Net of Tax.......................         --          --        (5.69)         --
                                                   ---------    --------    ---------    --------
  Diluted Earnings (Loss) per Share..............  $   (2.26)   $  (0.08)   $   (7.82)   $  (0.13)
                                                   =========    ========    =========    ========
SHARES USED IN COMPUTING EARNINGS (LOSS) PER
  SHARE:
  Basic..........................................     78,272     115,799       78,269     114,176
                                                   =========    ========    =========    ========
  Diluted........................................     78,272     115,799       78,269     114,176
                                                   =========    ========    =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              --------------------   --------------------
                                                                2002        2003       2002        2003
                                                              ---------   --------   ---------   --------
                                                                            (IN THOUSANDS)
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to common stock............  $(177,429)  $ (9,835)  $(612,817)  $(12,569)
  Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in)
     operating activities --
     Cumulative effect of change in accounting principle,
      net of tax............................................         --         --     445,422         --
     Goodwill impairment....................................    166,580         --     166,580         --
     Depreciation and amortization..........................     15,442     15,307      30,017     30,208
     Loss on sale of property and equipment.................        444        261         696        694
     Provision for doubtful accounts........................      6,362     19,014       5,567     19,257
     Deferred income tax provision (benefit)................    (22,868)    30,249     (18,270)    32,304
     Amortization of deferred compensation..................         62        878         125      1,084
     Preferred stock dividends, net of forfeitures..........        232         --         464     (2,109)
  Changes in operating assets and liabilities, net of
     non-cash transactions --
     (Increase) decrease in --
       Accounts receivable..................................    (23,974)   (35,267)     31,432      9,120
       Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................     (2,113)    (2,413)     (9,509)      (743)
       Inventories..........................................     (1,030)       366      (6,074)    (1,192)
       Prepaid expenses and other current assets............     (1,165)     1,216         210        (15)
     Increase (decrease) in --
       Accounts payable and accrued expenses and other
        non-current liabilities.............................     26,283     15,510      30,175     (4,274)
       Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................     (2,599)    (1,969)    (10,573)    (1,114)
       Other, net...........................................         80      2,553        (623)     2,511
                                                              ---------   --------   ---------   --------
          Net cash provided by (used in) operating
            activities......................................    (15,693)    35,870      52,822     73,162
                                                              ---------   --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............      1,173        691       1,729        904
  Additions of property and equipment.......................    (16,623)    (7,624)    (33,371)   (12,477)
  Cash paid for acquisitions, net of cash acquired..........     (7,035)        --      (8,000)        --
  Cash restricted for self-insurance programs...............         --     (7,200)         --     (7,200)
  Notes receivable..........................................       (410)        --     (17,206)        --
                                                              ---------   --------   ---------   --------
          Net cash used in investing activities.............    (22,895)   (14,133)    (56,848)   (18,773)
                                                              ---------   --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the credit facility..................     49,890         --      13,670         --
  Proceeds from other long-term debt........................      1,187      1,224       1,816      2,138
  Payments on other long-term debt..........................     (3,235)    (1,784)     (6,099)    (3,749)
  Issuances of stock, net of offering costs.................         --      3,505       3,650      5,436
  Stock repurchases.........................................    (11,802)        --     (11,802)        --
  Exercise of stock options.................................        816         --       1,081         --
                                                              ---------   --------   ---------   --------
          Net cash provided by financing activities.........     36,856      2,945       2,316      3,825
                                                              ---------   --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (1,732)    24,682      (1,710)    58,214
CASH AND CASH EQUIVALENTS, beginning of period..............      6,309     61,433       6,287     27,901
                                                              ---------   --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $   4,577   $ 86,115   $   4,577   $ 86,115
                                                              =========   ========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for --
     Interest...............................................  $   1,197   $  5,208   $  11,507   $ 10,949
     Income taxes, net of refunds...........................      4,873    (38,225)      5,495    (38,422)

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION

     Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta's comprehensive services include designing, installing, repairing and maintaining network infrastructure. The consolidated financial statements of Quanta include the accounts of Quanta and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In the course of its operations, Quanta is subject to certain risk factors, including but not limited to risks related to: economic downturn, access to capital, compliance with lenders' financial covenants, the financial condition of Quanta's customers, the collectibility of receivables, significant fluctuations in quarterly results, contracts, recoverability of goodwill, rapid technological and structural changes in the industries Quanta serves, competition, internal growth and operating strategies, management of growth, acquisition integration and financing, unionized workforce, dependence on key personnel, availability of qualified employees, potential exposure to environmental liabilities and anti-takeover measures.

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

  USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta's beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta's assessment of the allowance for doubtful accounts, valuation of inventory, fair value assumption in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and income taxes.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  CURRENT AND LONG-TERM ACCOUNTS AND NOTES RECEIVABLE AND PROVISION FOR DOUBTFUL ACCOUNTS

     Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer's access to capital, the customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2003, Quanta has provided allowances for doubtful accounts of approximately $76.0 million. Certain of Quanta's customers, several of them large public telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties. Also, a number of Quanta's utility customers are experiencing financial difficulties in the current business climate. Should additional customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customers' revenues or cash flows could affect our ability to collect amounts due from them.

     In June 2002, a large Quanta customer, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. Quanta has filed liens on various properties to secure substantially all of its pre-petition receivables. The carrying value is based upon Quanta's understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. Quanta currently believes it will collect a substantial majority of the balances owed. Should any of the factors underlying Quanta's estimate change, the amount of Quanta's allowance could change significantly. Quanta is uncertain as to whether such receivables will be collected within one year and therefore has included this amount in non-current assets as Accounts and Notes Receivable. Also included in Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. In the second quarter of 2003, Quanta provided allowances for these notes receivable due to a substantial deterioration in the estimated future cash flows of the plants, resulting in a carrying value equal to the estimated value of the collateral securing these notes. As of June 30, 2003, the total long-term balances due from both of these customers was $81.2 million, net of an allowance for doubtful accounts of $46.3 million.

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

  STOCK-BASED COMPENSATION

     Quanta accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had SFAS No. 123 been followed. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an ESPP in the as adjusted disclosure.

     Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta's net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                             --------------------   --------------------
                                               2002        2003       2002        2003
                                             ---------   --------   ---------   --------
Net income (loss) attributable to common
  stock
  As reported..............................  $(177,429)  $ (9,835)  $(612,817)  $(12,569)
  As Adjusted -- Basic.....................  $(183,119)  $(10,281)  $(623,761)  $(17,602)
  As Adjusted -- Diluted...................  $(183,119)  $(10,281)  $(623,761)  $(17,602)
Earnings (loss) per share
  As Reported -- Basic.....................  $   (2.26)  $  (0.08)  $   (7.82)  $  (0.13)
  As Adjusted -- Basic.....................  $   (2.34)  $  (0.09)  $   (7.96)  $  (0.17)
  As Reported -- Diluted...................  $   (2.26)  $  (0.08)  $   (7.82)  $  (0.13)
  As Adjusted -- Diluted...................  $   (2.34)  $  (0.09)  $   (7.96)  $  (0.17)

     See Note 7 for additional discussion of the restricted stock issued under Quanta's 2001 Stock Incentive Plan and the effects thereof.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

2.  PER SHARE INFORMATION

     Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2003 is illustrated below (in thousands):

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                           --------------------   --------------------
                                             2002        2003       2002        2003
                                           ---------   --------   ---------   --------
NET INCOME (LOSS):
  Net income (loss) attributable to
     common stock........................  $(177,429)  $ (9,835)  $(612,817)  $(12,569)
  Dividends on Series A Convertible
     Preferred Stock, net of
     forfeitures.........................        232         --         464     (2,109)
                                           ---------   --------   ---------   --------
  Net income (loss) for basic earnings
     (loss) per share....................   (177,197)    (9,835)   (612,353)   (14,678)
                                           ---------   --------   ---------   --------
  Effect of convertible subordinated
     notes under the "if converted"
     method -- interest expense addback,
     net of taxes........................         --         --          --         --
                                           ---------   --------   ---------   --------
  Net income (loss) for diluted earnings
     (loss) per share....................  $(177,197)  $ (9,835)  $(612,353)  $(14,678)
                                           =========   ========   =========   ========
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for
     basic earnings (loss) per share,
     including Series A Convertible
     Preferred Stock.....................     78,272    115,799      78,269    114,176
  Effect of dilutive stock options.......         --         --          --         --
  Effect of convertible subordinated
     notes under the "if converted"
     method -- weighted convertible
     shares..............................         --         --          --         --
                                           ---------   --------   ---------   --------
  Weighted average shares outstanding for
     diluted earnings (loss) per share...     78,272    115,799      78,269    114,176
                                           =========   ========   =========   ========

     Pursuant to EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share," the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings (loss) per share, where applicable. For the three and six months ended June 30, 2002, approximately 8.1 million and 7.9 million stock options were excluded from the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of Quanta's common stock. For the three and six months ended June 30, 2003, approximately 1.6 million stock options were excluded from the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of Quanta's common stock. For the three and six months ended June 30, 2002, 452,366 and 464,494 stock options, with exercise prices lower than the average market price of Quanta's Common Stock, were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three and six months ended June 30, 2003, 8,569 and 5,556 stock options, with exercise prices lower than the average market price of Quanta's Common Stock, were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three and six months ended June 30, 2002 and 2003, the effect of

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share.

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

     As of June 30, 2003, estimates of Quanta's income before taxes for the year ended December 31, 2003 are at levels such that small fluctuations in estimated income before taxes could produce large changes in the estimated annual effective tax rate. Therefore, for the six months ended June 30, 2003, Quanta has provided for taxes based upon the year-to-date loss without regard to year end estimates.

4.  NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships entered into after June 30, 2003. We do not have any financial instruments that fall under the scope of this statement and do not believe that the adoption of SFAS No. 149 will have a material effect on either our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 will be classified as liabilities (or assets in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003.

5.  GOODWILL AND OTHER INTANGIBLES

     Effective January 1, 2002, Quanta adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. Material amounts of recorded goodwill attributable to each of Quanta's reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter or more frequently if events or changes in circumstances indicate that the asset might be impaired. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), Quanta performs impairment tests annually during the fourth quarter.

     Based on Quanta's transitional impairment test performed upon adoption of SFAS No. 142 during the six months ended June 30, 2002, Quanta recognized a $488.5 million non-cash charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of Quanta's reporting units. Under

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

SFAS No. 142, the impairment adjustment recognized upon adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax.

     Quanta further recognized an interim non-cash goodwill impairment charge of approximately $166.6 million during the quarter ended June 30, 2002. Impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets Quanta serves as evidenced by an increased number of bankruptcies in the telecommunications industry, continued devaluation of several of Quanta's customers' debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Interim goodwill impairment assessments are required whenever events or changes occur during the year that indicate that the goodwill may not be recoverable.

     Late in the second quarter of 2003, a dispute developed between one of our subsidiaries and its primary customer, leading to a suspension of work for that customer. It is unclear whether the dispute will be resolved favorably or whether work for this customer will resume. If the dispute settles unfavorably for the subsidiary or the subsidiary is unable to replace this work with comparable cash flows, Quanta may record a non-cash goodwill impairment charge of up to $6.5 million.

6.  DEBT

  CREDIT FACILITY

     Quanta has a credit facility with 14 participating banks which matures on June 14, 2004. On March 31, 2003, the commitment reduced from $250.0 million to $225.0 million and will remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Quanta's borrowing availability is further restricted by $25.0 million until Quanta achieves, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. Quanta has not yet satisfied these EBITDA requirements. In addition, Quanta's borrowing availability under the credit facility is subject to reduction depending upon Quanta's degree of compliance with certain quarterly financial ratios. The credit facility is secured by a pledge of all of the capital stock of Quanta's subsidiaries and the majority of Quanta's assets and is to provide funds to be used for working capital and for other general corporate purposes. Quanta's subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 1.12% at June 30, 2003) plus 1.50% to 3.50%, as determined by the ratio of Quanta's total funded debt to EBITDA or (b) the bank's prime rate (which was 4.0% at June 30, 2003) plus up to 2.00%, as determined by the ratio of Quanta's total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on Quanta's total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The credit facility contains certain financial ratio and indebtedness covenants, including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio. The credit facility also prohibits the payment of dividends and stock repurchase programs and limits capital expenditures and asset sales. Additionally the credit facility requires a mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. As of June 30, 2003, Quanta was in compliance with all of its covenants. However, the lower than anticipated operating performance in the first six months of 2003, if coupled with other conditions such as additional project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta's ability to comply with the covenants in the future. As of June 30, 2003, Quanta had no outstanding borrowings under the credit facility and $83.9 million of letters of credit

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
outstanding, primarily to secure Quanta's potential obligations under the casualty insurance programs. Based on Quanta's senior debt to EBITDA ratio as of June 30, 2003, Quanta has approximately $8.3 million in borrowing availability under the credit facility.

  SENIOR SECURED NOTES

     In 2000, Quanta closed a private placement of $210.0 million principal amount of senior secured notes, primarily with insurance companies, with maturities currently ranging from March 2005 to September 2010. During 2002, Quanta amended the senior secured notes and, as amended, they have financial covenants and restrictions substantially identical to those of the credit facility. The senior secured notes bear interest at a weighted average interest rate between 8.41% and 9.91% as determined by the ratio of Quanta's total funded debt to EBITDA. The current weighted average interest rate is 9.91%. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including any mandatory prepayments. The senior secured notes carry cross-default provisions and rank equally in right of repayment with indebtedness under Quanta's credit facility.

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

7.  STOCKHOLDERS' EQUITY

  SERIES A CONVERTIBLE PREFERRED STOCK

     In September 1999, Quanta issued shares of Series A Convertible Preferred Stock, $.00001 par value per share. All outstanding shares of Series A Convertible Preferred Stock remaining were converted into common stock during the first quarter of 2003 and the series was eliminated during the second quarter of 2003.

  FIRST RESERVE INVESTMENT

     During the fourth quarter of 2002, First Reserve Fund IX, L.P. (First Reserve) purchased from Quanta approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share. The Series E Preferred Stock was converted into 24.3 million shares of common stock on December 31, 2002 and the series was eliminated during the second quarter of 2003.

     Through February 20, 2003, First Reserve had the right to require Quanta to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if Quanta had a change in control. As such, the $72.9 million investment was reflected in the consolidated balance sheet as Redeemable Common Stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the Redeemable Common Stock was reclassified to stockholders' equity.

     In connection with their investment, First Reserve is entitled to a pre-emptive right to purchase shares of common stock upon Quanta's issuance of shares to third parties. During the first six months of 2003, First Reserve acquired 1,201,128 shares pursuant to such right.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  RESTRICTED STOCK

     Pursuant to the 2001 Stock Incentive Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Stock Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the common stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders' equity and is amortized over the restriction period, typically three years.

     On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta's common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer vests over three years in equal annual installments on February 28 of each year, beginning February 28, 2004, assuming the employee or consultant continues to meet the requirements for vesting. On March 10, 2003, Quanta accepted for exchange and canceled eligible options to purchase an aggregate of 6,769,483 shares of its common stock, representing approximately 93% of the 7,289,750 options that were eligible to be tendered in the offer as of the expiration date. Pursuant to the terms of the offer, Quanta granted restricted stock representing an aggregate of 3,022,112 shares of its common stock, or approximately $9.0 million in value, in exchange for the tendered eligible options. This restricted stock issuance will require Quanta to recognize a non-cash compensation charge of approximately $3.0 million per year over the three-year vesting period of the restricted stock. The remaining 520,267 eligible options that were not exchanged will be required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $23.92. In the future, to the extent that Quanta's stock price exceeds an option's exercise price, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital. No charges have been recorded with respect to these options under variable plan accounting through June 30, 2003.

     As of June 30, 2002 and 2003, 63,614 and 3,314,152 million shares of restricted stock, respectively, were outstanding. The compensation expense recognized with respect to all restricted stock during the three and six months ended June 30, 2002 was approximately $62,000 and $125,000, respectively, and for the three and six months ended June 30, 2003 was approximately $878,000 and $1,084,000, respectively.

8.  SEGMENT INFORMATION

     Quanta operates in one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
regarding revenues derived from the industries noted above. Certain reclassifications have been made to the prior period in order to conform to the current period presentation.

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Electric power and gas network services.....................  $491,130   $479,992
Telecommunications network services.........................   150,778    110,887
Cable television network services...........................   108,454     51,954
Ancillary services..........................................   131,380    132,598
                                                              --------   --------
                                                              $881,742   $775,431
                                                              ========   ========

     Quanta currently does not have significant operations or long-lived assets in countries outside of the United States.

9.  COMMITMENTS AND CONTINGENCIES

  LITIGATION

     Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta's results of operations or financial position.

  SELF-INSURANCE

     Through June 30, 2003, Quanta was insured for employer's liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence with a deductible for workers' compensation of $2,000,000 per occurrence. In August 2003, Quanta increased the deductible for auto liability claims from $1,000,000 to $2,000,000 per occurrence. Quanta's consolidated non-union employee related health care benefits plan is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2002 and June 30, 2003, the amounts accrued for self-insured claims were $45.0 million and $53.8 million, respectively, with $27.4 million and $34.4 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

     Quanta is contractually obligated to fund its casualty self-insurance obligations applicable to the policy period from March 1, 2003 to February 29, 2004 with a combination of a cash trust account of $14.4 million and letters of credit totaling $24.4 million. As of June 30, 2003, Quanta had funded the cash trust account with $7.2 million and issued $11.7 million in letters of credit pursuant to the policy period from March 1, 2003 to February 29, 2004. The $7.2 million of restricted cash is classified as non-current and is included in Other Assets.

  PERFORMANCE BONDS

     In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
performance bonds. As of June 30, 2003, the total amount of outstanding performance bonds was approximately $484.8 million.

  LEASES

     Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The following schedule shows the future minimum lease payments under these leases as of June 30, 2003 (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Year Ending December 31 --
2003........................................................   $120      $ 9,462
2004........................................................    103       12,660
2005........................................................      4        9,368
2006........................................................     --        4,391
2007........................................................     --        1,550
Thereafter..................................................     --        2,008
                                                               ----      -------
          Total minimum lease payments......................   $227      $39,439
                                                               ====      =======
  Less -- Amounts representing interest.....................      3
                                                               ----
  Present value of minimum lease payments...................    224
  Less -- Current portion...................................    119
                                                               ----
  Total long-term obligations...............................   $105
                                                               ====

     Quanta has guaranteed a residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2003, the maximum guaranteed residual value would have been approximately $135.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

  CONTINGENT PAYMENTS

     Quanta is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement and depending upon the ultimate profitability of certain contracts obtained by the operating unit and the collection of the underlying receivables, Quanta may be required to make additional payments to such former owners with a combination of common stock and cash. At June 30, 2003, the amount of additional payments based on performance to date could equal up to $15.5 million. This amount may be adjusted significantly higher or lower over the term of the agreement.

  EMPLOYMENT AGREEMENTS

     Quanta has entered into various employment agreements with certain executives which provide for compensation and certain other benefits and for severance payments under certain circumstances. In addition, certain employment agreements contain clauses which become effective upon a change of control of Quanta. Upon any of the defined events in the various employment agreements, Quanta will pay certain amounts to the employee, which vary with the level of the employee's responsibility.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

     Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2003, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003, and is available at the SEC's Web site at www.sec.gov.

     We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities.

     We enter into contracts principally on the basis of competitive unit price or fixed price bids, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We also perform services on a cost-plus or time and materials basis. We complete most installation projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price or cost-plus master service agreements which are renewable annually. We generally recognize revenue when services are performed except when work is being performed under fixed price contracts. We typically record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed. Our fixed price contracts often include payment provisions pursuant to which the customer withholds a 5% to 10% retainage from each progress payment and remits the retainage to us upon completion and approval of the work.

     Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek higher margins on our labor-intensive projects. As of June 30, 2003, we had a deductible of $1,000,000 per occurrence related to employer's liability, automobile and general liability claims and a deductible for workers' compensation insurance of $2,000,000 per occurrence. In August 2003, we increased the deductible for auto liability claims from $1,000,000 to $2,000,000 per occurrence. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made.

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

SIGNIFICANT BALANCE SHEET CHANGES

     Total assets did not vary significantly as of June 30, 2003 compared to December 31, 2002. However, specific asset fluctuations are due to the following:

     - Cash increased $58.2 million primarily due to the receipt of a $38.2 million income tax refund in the second quarter of 2003, the receipt of $5.4 million associated with the issuance of stock and lower working capital requirements.

     - Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $14.3 million primarily due to lower levels of revenue and collections on accounts that were outstanding at December 31, 2002.

     - Current deferred taxes decreased $24.1 million due to certain items that we deducted for tax purposes in the 2002 tax return, which were originally not expected to be deducted in 2002.

     - Property and equipment, net decreased $18.9 million due to depreciation expense of $29.7 million recorded during the period and the sale of equipment that was no longer being used by certain of our subsidiaries, partially offset by increases as a result of capital expenditures of $12.5 million.

     - Accounts and notes receivable, net decreased $15.4 million primarily due to additional allowances recorded during the six months ended June 30, 2003.

     - Other assets, net increased $9.2 million primarily due to the funding of a cash trust account for self-insurance in the amount of $7.2 million.

     As of June 30, 2003, total liabilities increased approximately $1.6 million, redeemable common stock decreased $72.9 million and stockholders' equity increased approximately $67.1 million compared to December 31, 2002. These fluctuations were primarily due to the following:

     - Accounts payable and accrued expenses decreased $10.7 million primarily due to a $6.9 million decrease in trade accounts payable resulting from lower levels of costs incurred during 2003 associated with lower revenues and the payment during 2003 of $3.3 million in accrued debt amendment costs incurred during December 2002 associated with amendments of certain of our debt agreements.

     - Deferred income taxes and other non-current liabilities increased $15.0 million primarily as a result of the recording of $8.2 million in additional long-term deferred tax liabilities due to increased differences between the book and tax bases of certain of our assets and an increase of $7.0 million in the long-term portion of our self-insurance reserves.

     - Redeemable common stock decreased $72.9 million. On December 20, 2002, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an investment of approximately $72.9 million. The shares of Series E Preferred Stock were converted into 24.3 million shares of common stock on December 31, 2002. Through February 20, 2003, First Reserve had the right to require us to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if we had a change in control. As such, the investment had been reflected in the consolidated balance sheet as redeemable common stock at December 31, 2002. On February 20, 2003, at the expiration of the right, the redeemable common stock was reclassified to stockholders' equity.

     - Stockholders' equity increased $67.1 million during the first six months of 2003. This was primarily the result of the reclassification of redeemable common stock of $72.9 million to stockholders' equity, the issuance of approximately $1.9 million of common stock pursuant to our Employee Stock Purchase Plan and the issuance of approximately $3.5 million of common stock pursuant to First Reserve's exercise of their preemptive rights. These increases were partially offset by a net loss attributable to common stock of $12.6 million.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                      THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                 -------------------------------------    -------------------------------------
                                       2002                 2003                2002                 2003
                                 -----------------    ----------------    -----------------    ----------------
                                                             (DOLLARS IN THOUSANDS)
Revenues.......................  $ 432,522   100.0%   $408,302   100.0%   $ 881,742   100.0%   $775,431   100.0%
Cost of services (including
  depreciation)................    384,362    88.9     354,784    86.9      757,895    86.0     684,156    88.2
                                 ---------   -----    --------   -----    ---------   -----    --------   -----
      Gross profit.............     48,160    11.1      53,518    13.1      123,847    14.0      91,275    11.8
Selling, general and
  administrative expenses......     59,489    13.7      58,107    14.2      110,209    12.5      97,077    12.5
Goodwill impairment............    166,580    38.5          --      --      166,580    18.8          --      --
                                 ---------   -----    --------   -----    ---------   -----    --------   -----
      Income (loss) from
         operations............   (177,909)  (41.1)     (4,589)   (1.1)    (152,942)  (17.3)     (5,802)   (0.7)
Interest expense...............     (8,035)   (1.9)     (8,138)   (2.0)     (15,889)   (1.8)    (16,102)   (2.1)
Other income, net..............      1,183     0.3        (326)   (0.1)       1,618     0.2        (110)     --
                                 ---------   -----    --------   -----    ---------   -----    --------   -----
Income (loss) before income tax
  provision (benefit) and
  cumulative effect of change
  in accounting principle......   (184,761)  (42.7)    (13,053)   (3.2)    (167,213)  (18.9)    (22,014)   (2.8)
Provision (benefit) for income
  taxes........................     (7,564)   (1.7)     (3,218)   (0.8)        (282)     --      (7,336)   (0.9)
                                 ---------   -----    --------   -----    ---------   -----    --------   -----
Income (loss) before cumulative
  effect of change in
  accounting principle.........   (177,197)  (41.0)     (9,835)   (2.4)    (166,931)  (18.9)    (14,678)   (1.9)
Cumulative effect of change in
  accounting principle, net of
  tax..........................         --      --          --      --      445,422    50.5          --      --
                                 ---------   -----    --------   -----    ---------   -----    --------   -----
  Net income (loss)............   (177,197)  (41.0)     (9,835)   (2.4)    (612,353)  (69.4)    (14,678)   (1.9)
Dividends on preferred stock,
  net of forfeitures...........        232      --          --      --          464     0.1      (2,109)   (0.3)
                                 ---------   -----    --------   -----    ---------   -----    --------   -----
  Net income (loss)
    attributable to common
    stock......................  $(177,429)  (41.0)%  $ (9,835)   (2.4)%  $(612,817)  (69.5)%  $(12,569)   (1.6)%
                                 =========   =====    ========   =====    =========   =====    ========   =====

  THREE AND SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

     Revenues. Revenues decreased $24.2 million and $106.3 million, or 5.6% and 12.1%, to $408.3 million and $775.4 million for the three and six months ended June 30, 2003. The decrease was due to the continued decrease in capital spending by our customers, the inability of certain of these customers to raise new capital, and the continued downturn in the national economy, which have negatively impacted the award of work to specialty contractors. Pricing pressures have also contributed to lower revenues as the competitive bid environment tightens.

     Gross profit. Gross profit increased $5.4 million, or 11.1%, to $53.5 million for the three months ended June 30, 2003. As a percentage of revenues, gross margin increased from 11.1% for the three months ended June 30, 2002 to 13.1% for the three months ended June 30, 2003. This increase in gross margin resulted primarily from increased margins on telecommunications revenues during the three months ended June 30, 2003. Gross profit decreased $32.6 million, or 26.3%, to $91.3 million for the six months ended June 30, 2003.

As a percentage of revenue, gross margin decreased from 14.0% for the six months ended June 30, 2002 to 11.8% for the six months ended June 30, 2003. The decrease in gross margin was attributable to shutdowns, delays and substantial operating inefficiencies resulting from severe snowfall in the Northeast and Mountain regions of the United States during the first quarter of 2003, substantially higher than normal rainfall amounts in the South and Southeast and negative impacts due to the economic factors and pricing pressures noted above, partially offset by increased margins on telecommunications revenues during the three months ended June 30, 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.4 million, or 2.3%, to $58.1 million for the three months ended June 30, 2003. During the three months ended June 30, 2003, we recorded $19.0 million in bad debt expense related primarily to notes receivable from one customer. During the second quarter of 2002, we recorded $8.4 million in bad debt expense and proxy defense costs in the amount of $5.9 million. Excluding bad debt expense and proxy costs, selling, general and administrative expenses for the three months ended June 30, 2003 decreased $6.1 million primarily due to reductions in salary and benefit expenses, facility related costs and travel and entertainment costs as a result of reductions in personnel and the closure of certain offices. Selling, general and administrative expenses decreased $13.1 million, or 11.9%, to $97.1 million for the six months ended June 30, 2003. During the six months ended June 30, 2003, we recorded $19.3 million in bad debt expense. During the six months ended June 30, 2002, we recorded $8.6 million in bad debt expense and proxy defense costs in the amount of $10.5 million. Absent these items, selling, general and administrative expenses for the six months ended June 30, 2003 decreased $13.3 million primarily due to reductions in salary and benefit costs, facility related costs and travel and entertainment costs as a result of reductions in personnel and the closure of certain offices.

     Goodwill impairment. During the six months ended June 30, 2002, we recognized an interim non-cash SFAS No. 142 goodwill impairment charge of $166.6 million. Any interim impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets we serve. We did not recognize an interim non-cash goodwill impairment charge during the six months ended June 30, 2003.

     Interest expense. Interest expense increased $0.1 million, or 1.3%, to $8.1 million for the three months ended June 30, 2003. This increase was due to higher interest rates, partially offset by lower levels of debt in 2003. Interest expense increased $0.2 million, or 1.3%, to $16.1 million for the six months ended June 30, 2003, also due to higher interest rates, partially offset by lower levels of debt in 2003.

     Provision (benefit) for income taxes. The benefit for income taxes was $3.2 million and $7.3 million for the three and six months ended June 30, 2003, with effective tax rates of 24.7% and 33.3%, respectively, compared to a benefit of $7.6 million and $0.3 million for the three and six months ended June 30, 2002, with effective tax rates of 4.1% and 0.2%, respectively. As of June 30, 2003, estimates of our income before taxes for the year ended December 31, 2003 are at levels such that small fluctuations in estimated income before taxes could produce large changes in the estimated annual effective tax rate. Therefore, for the six months ended June 30, 2003, we have provided for taxes based upon the year-to-date loss without regard to year end estimates. The tax rates in 2002 reflect the recording of the net realizable benefit relating to the goodwill impairment charge offset by tax expense on permanent differences.

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

     Dividends on preferred stock, net of forfeitures. For the six months ended June 30, 2003, we recorded approximately $2.1 million in forfeitures of dividends on the Series A Convertible Preferred Stock. On January 9, 2003, 939,380 shares of Series A Convertible Preferred Stock were converted into shares of common stock and on February 27, 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock. There are currently no outstanding shares of Series A

Convertible Preferred Stock and the series was eliminated during the second quarter of 2003. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were reversed on the date of conversion.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had cash and cash equivalents of $86.1 million, working capital of $350.6 million and long-term debt of $384.4 million, net of current maturities. Our long-term debt balance at that date included borrowings of $210.0 million of senior secured notes, $1.9 million of other debt and $172.5 million of convertible subordinated notes. We also had $83.9 million of letters of credit outstanding under the credit facility.

     During the six months ended June 30, 2003, operating activities provided net cash flow of $73.2 million after considering $30.2 million in depreciation and amortization, $19.3 million for provision for doubtful accounts, $32.3 million for deferred income taxes and lower working capital requirements. We used net cash in investing activities of $18.8 million, including $12.5 million used for capital expenditures and $7.2 million used to fund a cash trust account for our self-insurance. Financing activities provided a net cash flow of $3.8 million, resulting primarily from $1.9 million from the issuance of stock under the Employee Stock Purchase Plan (ESPP) and approximately $3.5 million for shares of common stock sold pursuant to First Reserve's exercise of their preemptive rights, offset by $1.6 million of net repayments of other long-term debt.

     We have a credit facility with 14 participating banks that matures on June 14, 2004. On March 31, 2003, the commitment was reduced from $250.0 million to $225.0 million and will remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Our borrowing availability is further restricted by $25.0 million until we achieve, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. We have not yet satisfied these EBITDA requirements. In addition, our borrowing availability under the credit facility is subject to reduction depending upon our degree of compliance with certain quarterly financial ratios. The credit facility is secured by a pledge of all of the capital stock of our subsidiaries and the majority of our assets and is to provide funds to be used for working capital and for other general corporate purposes. Our subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of our total funded debt to EBITDA or (b) the bank's prime rate plus up to 2.00%, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on our total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The credit facility contains certain financial ratio and indebtedness covenants, including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio. The credit facility also prohibits the payment of dividends and stock repurchase programs and limits capital expenditures and asset sales. Additionally the credit facility requires a mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million.

     As of June 30, 2003, we were in compliance with all of our covenants. However, our lower than anticipated operating performance in the first six months of 2003, if coupled with other conditions such as additional project delays or cancellations, continued adverse weather conditions or poor contract performance, could adversely affect our ability to comply with the covenants in the future. As of June 30, 2003, we had no borrowings under the credit facility and $83.9 million of letters of credit outstanding, primarily to secure our potential obligations under our casualty insurance programs. Based on our senior debt to EBITDA ratio as of June 30, 2003, we have approximately $8.3 million in borrowing availability under the credit facility. Our current borrowing rate is LIBOR plus 3.50%.

     As of June 30, 2003, we had $210.0 million of senior secured notes that have maturities ranging from March 2005 to September 2010. The senior secured notes bear interest at a weighted average interest rate between 8.41% and 9.91% as determined by the ratio of our total funded debt to EBITDA. The current weighted average interest rate is 9.91%. During 2002, we amended the senior secured notes, and as amended, they have financial covenants and restrictions substantially identical to those under the credit facility. In addition, the senior secured notes carry a make-whole provision customary for this type of debt instrument on prepayment of principal, including, any mandatory prepayments. The senior secured notes carry cross-default provisions and rank equally in right of repayment with indebtedness under our credit facility.

     As of June 30, 2003, we had $172.5 million in convertible subordinated notes that bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, redemption is currently prohibited by our credit facility and senior secured notes. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the convertible subordinated notes would be required under our credit facility and senior secured notes.

     On December 20, 2002, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an investment of approximately $72.9 million. The Series E Preferred Stock was converted into 24.3 million shares of common stock on December 31, 2002 and the series was eliminated during the second quarter of 2003. Through February 20, 2003, First Reserve had the right to require us to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if we had a change in control. As such, the investment was reflected in the consolidated balance sheet as redeemable common stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the redeemable common stock was reclassified to stockholders' equity.

     On January 9, 2003, 939,380 shares of Series A Convertible Preferred Stock were converted into shares of common stock and on February 27, 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Dividends of $2.3 million that had accrued on the respective shares of Series A Convertible Preferred Stock, which included $0.2 million accrued during the first quarter of 2003, were reversed on the date of the conversion.

     We anticipate that our cash on hand, cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, further deterioration in the markets we serve, material changes in our customers' revenues or cash flows or adverse weather conditions may negatively impact our revenues and cash flows and the ability to meet our financial covenants in the credit facility and senior secured notes. These factors, coupled with the lowered capacity and restrictive covenants of our credit facility and senior secured notes, may negatively impact our ability to meet such needs.

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

     We have guaranteed a residual value on certain equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2003, the maximum guaranteed residual value would have been approximately $135.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

     Some customers require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date, we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

     We had $83.9 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program at July 31, 2003. While not actual borrowings, letters of credit do reflect potential liabilities under our credit facility and therefore are treated as a use of borrowing capacity under our credit facility. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2003 and 2004. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

     We are contractually obligated to fund our casualty self-insurance obligations applicable to the policy period from March 1, 2003 to February 29, 2004 with a combination of a cash trust account of $14.4 million and letters of credit totaling $24.4 million. As of June 30, 2003, we had funded the cash trust account with $7.2 million and issued $11.7 million in letters of credit pursuant to the policy period from March 1, 2003 to February 29, 2004.

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of June 30, 2003, the total amount of outstanding performance bonds was approximately $484.8 million.

     Our future contractual obligations, including interest under capital leases, are as follows (in thousands):

                                   TOTAL      2003     2004       2005      2006      2007     THEREAFTER
                                  --------   ------   -------   --------   ------   --------   ----------
Long-term debt obligations
  including capital leases......  $390,711   $4,935   $ 2,194   $103,802   $5,263   $214,017    $60,500
Operating lease obligations.....  $ 39,439   $9,462   $12,660   $  9,368   $4,391   $  1,550    $ 2,008

     Concentration of Credit Risk. We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally are entitled to payment for work performed and have certain lien rights on our services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy.

Our utility customers are also experiencing business challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed.

     In June 2002, a large customer, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We have filed liens on various properties to secure substantially all of our pre-petition receivables. Our carrying value is based upon our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. We currently believe we will collect a substantial majority of the balances owed. Should any of the factors underlying our estimate change, the amount of our allowance could change significantly. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as accounts and notes receivable as of June 30, 2003. Also included in accounts and notes receivable are amounts due from another customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. In the second quarter of 2003, Quanta provided allowances for these notes receivable due to a substantial deterioration in the estimated future cash flows of the plants, resulting in a carrying value equal to the estimated value of the collateral securing these notes. As of June 30, 2003, the total long-term balances due from both of these customers was $81.2 million, net of an allowance for doubtful accounts of $46.3 million.

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

     Change of Control. We have employment agreements with certain employees that become effective upon a change of control of Quanta (as defined in the employment agreements). The employment agreements provide that, following a change in control, if we terminate the employee's employment without cause (as defined in the employment agreements), the employee terminates employment for good reason (as defined in the employment agreements), or the employee's employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee's responsibility and the terms of the employee's prior employment arrangements. In addition, in the case of certain senior executives except Mr. Colson, our chief executive officer, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control.

     Related Party Transactions. In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of facility leases with prior owners.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships entered into after June 30, 2003. We do not have any financial instruments that fall under the scope of this statement and do not believe that the adoption of SFAS No. 149 will have a material effect on either our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 will be classified as liabilities (or an asset in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003.

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

          Late in the second quarter of 2003, a dispute developed between one of our subsidiaries and its primary customer, leading to a suspension of work for that customer. It is unclear whether the dispute will be resolved favorably or whether work for this customer will resume. If the dispute settles unfavorably for the subsidiary or the subsidiary is unable to replace this work with comparable cash flows, we may record a non-cash goodwill impairment charge of up to $6.5 million.

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

          Self-Insurance. We are insured for employer's liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for workers' compensation insurance subject to a deductible of $2,000,000 per occurrence. In August 2003, we increased the deductible for auto liability claims from $1,000,000 to $2,000,000 per occurrence. We also have a corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

          Stock Options. We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation costs would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed.

          As a result of our stock option exchange offer during the first quarter of 2003, certain stock options are required to be accounted for under variable plan accounting. See additional discussion in Note 7 to the Notes to Condensed Consolidated Financial Statements.

OUTLOOK

     The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

     Like many companies that provide installation and maintenance services to the electrical power, gas, telecommunications and cable television industries, we are facing a number of challenges. The telecommunications and utility markets experienced substantial change during 2002 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers' debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels.

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

     We expect consistent demand for our services from our electric power and gas customers throughout 2003 with stabilization in the demand for our services from our telecommunications and cable customers and relatively level demand for our ancillary services. Financial and economic pressures have led our customers to return to their core competencies and focus on cost reductions, resulting in an increased focus on outsourcing services. We believe that we are adequately positioned to provide these services because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

     - The duration and extent of the current economic downturn;

     - The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

     - Quarterly variations in our operating results due to seasonality and adverse weather conditions;

     - Material adverse changes in economic conditions in the markets served by us or by our customers;

     - The adverse impact of goodwill impairments;

     - Replacement of our contracts as they are completed or expire;

     - Rapid technological and structural changes that could reduce the demand for the services we provide;

     - Our ability to effectively compete for market share;

     - Our ability to generate internal growth;

     - Our growth outpacing our infrastructure;

     - Retention of key personnel and qualified employees;

     - The impact of our unionized workforce on our operations and acquisition strategy;

     - Potential exposure to environmental liabilities;

     - Our ability to effectively integrate the operations of our companies;

     - Beliefs and assumptions about the collectibility of receivables;

     - Our dependence on fixed price contracts;

     - Cancellation provisions within our contracts; and

     - Beliefs or assumptions about the outlook for markets we serve.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2003. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

     We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES

     (c) Recent Sales of Unregistered Securities

     On April 28, 2003, First Reserve purchased 1,179,091 shares of common stock for a total purchase price of $3,497,778 pursuant to the exercise of their preemptive right to purchase a proportionate number of shares of common stock in respect of our issuance or sale of shares of common stock to third parties. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration. For the issuance, First Reserve was an "accredited investor" as defined in Rule 501 promulgated pursuant to the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in Houston, Texas on May 22, 2003. Nine members were elected to the board of directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified.

     The following eight individuals were elected to the board of directors by the holders of the Common Stock of the Company, with no abstentions or broker non-votes:

NOMINEE                                                          FOR        AGAINST
-------                                                       ----------   ---------
James R. Ball...............................................  99,331,646   2,527,478
John R. Colson..............................................  99,293,626   2,565,498
Louis G. Golm...............................................  99,332,037   2,527,087
Ben A. Guill................................................  99,332,232   2,526,892
James A. Nattier............................................  99,332,388   2,526,736
Thomas J. Sikorski..........................................  99,322,578   2,536,546
Gary A. Tucci...............................................  99,332,456   2,526,668
John R. Wilson..............................................  99,329,315   2,529,809

     The holders of Limited Vote Common Stock of the Company elected Vincent D. Foster to the board of directors. Mr. Foster was elected by a vote of 613,701 shares of the Limited Vote Common Stock, with 322,592 shares voted against and no abstentions or broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1       --  Certificate of Elimination of the Designation of the Series
                A Convertible Preferred Stock (filed herewith)
  3.2       --  Certificate of Elimination of the Designation of the Series
                E Convertible Preferred Stock (filed herewith)
  3.3       --  Restated Certificate of Incorporation (filed herewith)
 10.43      --  Amendment No. 2 to Settlement and Governance Agreement
                between Quanta and Aquila, Inc. dated as of April 10, 2003
                (filed herewith)
 10.44      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Colson (filed herewith)
 10.45      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and James H. Haddox (filed herewith)
 10.46      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Wilson (filed herewith)
 10.47      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and Luke T. Spalj (filed herewith)
 31.1       --  Certification of Periodic Report by Chief Executive Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 31.2       --  Certification of Periodic Report by Chief Financial Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 32.1       --  Certification of Periodic Report by Chief Executive Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 (furnished
                herewith)
 32.2       --  Certification of Periodic Report by Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 (furnished
                herewith)

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

                                          QUANTA SERVICES, INC.

                                          By:     /s/ DERRICK A. JENSEN
                                            ------------------------------------
                                                     Derrick A. Jensen
                                               Vice President, Controller and
                                                  Chief Accounting Officer

Dated: August 14, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1       --  Certificate of Elimination of the Designation of the Series
                A Convertible Preferred Stock (filed herewith)
  3.2       --  Certificate of Elimination of the Designation of the Series
                E Convertible Preferred Stock (filed herewith)
  3.3       --  Restated Certificate of Incorporation (filed herewith)
 10.43      --  Amendment No. 2 to Settlement and Governance Agreement
                between Quanta and Aquila, Inc. dated as of April 10, 2003
                (filed herewith)
 10.44      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Colson (filed herewith)
 10.45      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and James H. Haddox (filed herewith)
 10.46      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Wilson (filed herewith)
 10.47      --  Employment Agreement, dated as of May 21, 2003, by and between Quanta and Luke T. Spalj (filed herewith)
 31.1       --  Certification of Periodic Report by Chief Executive Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 31.2       --  Certification of Periodic Report by Chief Financial Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 32.1       --  Certification of Periodic Report by Chief Executive Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 (furnished
                herewith)
 32.2       --  Certification of Periodic Report by Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 (furnished
                herewith)