Form 10-K/A
period 2002-12-31
QUANTA SERVICES INC
filed 2003-10-02
CIK 1050915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(AMENDMENT NO.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (Amendment) is being filed to amend, as described below, Item 6 and Item 8 of the annual report on Form 10-K of Quanta Services, Inc. (Quanta) filed with the Securities and Exchange Commission (SEC) on March 31, 2003 (Original Report on Form 10-K). The purpose of this Amendment is to amend the Consolidated Statements of Operations for the year ended December 31, 2002 (i) to restate the weighted average number of shares used in computing basic and diluted earnings (loss) per share to exclude the shares issuable upon the conversion of the Series A and Series E Convertible Preferred Stock as the effect of including those shares was antidilutive, and therefore (ii) to restate the computation of basic and diluted earnings (loss) per share. Accordingly, Notes 2, 3 and 14 of the Notes to Consolidated Financial Statements are amended to reflect the restated weighted average number of shares and the restated basic and diluted earnings (loss) per share. This Amendment also amends Item 6. Selected Financial Data to reflect the restated weighted average number of shares and the restated basic and diluted earnings (loss) per share in the Consolidated Statements of Operations Data for the year ended December 31, 2002.

      In addition to the amendments discussed above, Quanta has revised Note 2 of the Notes to Consolidated Financial Statements to not identify a disclosure as unaudited and has clarified the language in Note 15 of the Notes to Consolidated Financial Statements. This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-K, with the exception of the addition of Note 17 as required by generally accepted accounting principles, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above. The complete text of Item 6 and Item 8 have been set forth in their entirety, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and the other Items are included for the convenience of the reader. In connection with the filing of this Amendment and pursuant to the rules of the SEC, Quanta is including with this Amendment certain currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Report on Form 10-K are not re-filed herewith.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K/A

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

Start of Relationship
Relationship	with Operating Unit

Energy East	2002
Illinois Power	2002
Arizona Public Service	2001
Ericsson	2001
Puget Sound Energy	2000
Georgia Power Company	1999
Avista	1996
Entergy	1995
Century Telephone	1993
Imperial Irrigation District	1990
Nevada Power Company	1989
MidAmerican Energy Corp.	1988
Western Resources	1979
Kansas City Power & Light	1978
CenterPoint Energy	1971
Aquila	1954
Intermountain R.E.A	1953

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

      Our industry is experiencing a shortage of journeyman linemen in certain geographic areas. In response to the shortage, we seek to take advantage of various IBEW and National Electrical Contractors Association (NECA) referral programs and hire graduates from the joint IBEW/NECA apprenticeship program that trains qualified electrical workers.

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

	Year Ended December 31,

	1998	1999		2000		2001	2002

	(In thousands)
Consolidated Statements of Operations Data:
Revenues	$319,259	$925,654		$1,793,301		$2,014,877	$1,750,713
Cost of services (including depreciation)	257,270	711,353		1,379,204		1,601,039	1,513,940

Gross profit	61,989	214,301		414,097		413,838	236,773
Selling, general and administrative expenses	27,160	80,132		143,564		194,575	225,725
Merger and special charges	231	6,574	(a)	28,566	(a)	—	—
Goodwill impairment	—	—		—		—	166,580 (c)
Goodwill amortization	2,513	10,902		19,805		25,998	—

Income (loss) from operations	32,085	116,693		222,162		193,265	(155,532)
Interest expense	(4,855)	(15,184)		(25,708)		(36,072)	(35,866)
Other income (expense), net	641	1,429		2,597		(227)	(2,446)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	27,871	102,938		199,051		156,966	(193,844)
Provision (benefit) for income taxes	11,683	48,999	(b)	93,328	(b)	71,200	(19,710)

Income (loss) before cumulative effect of change in accounting principle	16,188	53,939		105,723		85,766	(174,134)
Cumulative effect of change in accounting principle, net of tax	—	—		—		—	445,422 (d)

Net income (loss)	16,188	53,939		105,723		85,766	(619,556)
Dividends on preferred stock	—	260		930		930	(11)
Non-cash beneficial conversion charge	—	—		—		—	8,508 (e)

Net income (loss) attributable to common stock	$16,188	$53,679		$104,793		$84,836	$(628,053)

	Year Ended December 31,

	1998	1999	2000	2001	2002

					(Restated-(f))
Basic earnings (loss) per share	$0.60	$1.08	$1.50	$1.11	$(9.98)

Diluted earnings (loss) per share	$0.59	$1.00	$1.42	$1.10	$(9.98)

(a)	In December 2000, we agreed to conclude our obligations under our management services agreement with Aquila in exchange for a one-time payment to Aquila of approximately $28.6 million. In June 1999, as a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, we incurred a non-cash compensation charge of $5.3 million and an excise tax charge of $1.1 million. We also incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999.

(b)	For the year ended December 31, 2000, the provision reflects the result of no tax benefit being recognized for a portion of the merger and special charges. For the year ended December 31, 1999, it includes a non-

cash deferred tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling transaction from an S corporation to a C corporation.

(c)	We recognized an interim SFAS No. 142 non-cash goodwill impairment charge of $166.6 million during the year ended December 31, 2002. Impairment adjustments recognized after the adoption of SFAS No. 142 are required to be recognized as operating expenses.

(d)	Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a $488.5 million non-cash charge ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of our reporting units. Basic and diluted earnings per share before cumulative effect of change in accounting principle were a loss of $2.90 per share (restated per note (f) below).

(e)	The original as-converted share price negotiated with First Reserve for the Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date First Reserve purchased the Series E Preferred Stock, our stock closed at $3.35 per share. Accordingly, we recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge is recognized as a deemed dividend to the Series E Preferred Stockholder and is recorded as a decrease to net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on our operating income, cash flows or stockholders’ equity at December 31, 2002.

(f)	As discussed in Note 3 of the Notes to Consolidated Financial Statements, basic and diluted earnings (loss) per share for the year ended December 31, 2002 have been restated.

	December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Working capital	$57,106	$164,140	$353,729	$335,590	$317,356
Total assets	339,081	1,159,636	1,871,897	2,042,901	1,364,812
Long-term debt, net of current maturities	60,281	150,308	318,602	327,774	213,167
Convertible subordinated notes	49,350	49,350	172,500	172,500	172,500
Redeemable common stock	—	—	—	—	72,922
Total stockholders’ equity	171,503	756,925	1,068,956	1,206,751	611,671

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

      Concentration of Credit Risk. We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, govern-

mental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally are entitled to payment for work performed and have certain lien rights on our services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy. Our utility customers are also experiencing business challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable or revenues as of or for the years ended December 31, 2000, 2001 or 2002.

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

Results of Operations

      The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,

	2000		2001		2002

Revenues	$1,793,301	100.0%	$2,014,877	100.0%	$1,750,713	100.0%
Cost of services (including depreciation)	1,379,204	76.9	1,601,039	79.5	1,513,940	86.5

Gross profit	414,097	23.1	413,838	20.5	236,773	13.5
Selling, general and administrative expenses	143,564	8.0	194,575	9.6	225,725	12.9
Special charges	28,566	1.6	—	—	—	—
Goodwill impairment	—	—	—	—	166,580	9.5
Goodwill amortization	19,805	1.1	25,998	1.3	—	—

Income (loss) from operations	222,162	12.4	193,265	9.6	(155,532)	(8.9)
Interest expense	(25,708)	(1.4)	(36,072)	(1.8)	(35,866)	(2.0)
Other income (expense), net	2,597	0.1	(227)	—	(2,446)	(0.1)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	199,051	11.1	156,966	7.8	(193,844)	(11.0)
Provision (benefit) for income taxes	93,328	5.2	71,200	3.5	(19,710)	(1.1)

Income (loss) before cumulative effect of change in accounting principle	105,723	5.9	85,766	4.3	(174,134)	(9.9)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	445,422	25.4

Net income (loss)	105,723	5.9	85,766	4.3	(619,556)	(35.3)
Dividends on preferred stock, net of forfeitures	930	0.1	930	0.1	(11)	—
Non-cash beneficial conversion charge	—	—	—	—	8,508	0.5

Net income (loss) attributable to common stock	$104,793	5.8%	$84,836	4.2%	$(628,053)	(35.8	) %

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

As discussed in Note 3 to the consolidated financial statements, the Company has restated earnings per share data for 2002.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 27, 2003 (except for the matters
  discussed in Note 16, as to which
  the date is March 10, 2003, and except for the
  changes related to the restatement of 2002
  loss per share discussed in Note 3,
  as to which the date is September 29, 2003)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,

	2000	2001	2002

REVENUES	$1,793,301	$2,014,877	$1,750,713
COST OF SERVICES (including depreciation)	1,379,204	1,601,039	1,513,940

Gross profit	414,097	413,838	236,773
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	143,564	194,575	225,725
SPECIAL CHARGES	28,566	—	—
GOODWILL IMPAIRMENT	—	—	166,580
GOODWILL AMORTIZATION	19,805	25,998	—

Income (loss) from operations	222,162	193,265	(155,532)
OTHER INCOME (EXPENSE):
Interest expense	(25,708)	(36,072)	(35,866)
Other, net	2,597	(227)	(2,446)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	199,051	156,966	(193,844)
PROVISION (BENEFIT) FOR INCOME TAXES	93,328	71,200	(19,710)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	105,723	85,766	(174,134)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	445,422

NET INCOME (LOSS)	105,723	85,766	(619,556)
DIVIDENDS ON PREFERRED STOCK, NET OF FORFEITURES	930	930	(11)
NON-CASH BENEFICIAL CONVERSION CHARGE	—	—	8,508

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$104,793	$84,836	$(628,053)

	Year Ended December 31,

	2000	2001	2002

			(Restated-
			Note 3)

EARNINGS (LOSS) PER SHARE:
Basic Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$1.50	$1.11	$(2.90)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(7.08)

Basic Earnings (Loss) per Share	$1.50	$1.11	$(9.98)

Diluted Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$1.42	$1.10	$(2.90)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(7.08)

Diluted Earnings (Loss) per Share	$1.42	$1.10	$(9.98)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	70,452	77,256	62,957

Diluted	76,583	78,238	62,957

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share information)

	Series A Convertible				Limited Vote Common
	Preferred Stock		Common Stock		Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 1999	1,860,000	$—	51,035,283	$—	3,746,020	$—
Conversion of common stock to Series A Convertible Preferred Stock	1,584,961	—	(7,924,805)	—	—	—
Conversion of 6 7/8% convertible subordinated notes to common stock	—	—	5,383,636	—	—	—
Sales of common stock under preemptive rights agreement	—	—	519,182	—	—	—
Issuances of stock under Employee Stock Purchase Program	—	—	222,364	—	—	—
Stock options exercised	—	—	804,484	—	—	—
Income tax benefit from stock options exercised	—	—	—	—	—	—
Conversion of Limited Vote Common Stock to common stock	—	—	1,980,108	—	(1,980,108)	—
Acquisition of Purchased Companies	—	—	4,380,294	—	—	—
Net income attributable to common stock	—	—	—	—	—	—

Balance, December 31, 2000	3,444,961	—	56,400,546	—	1,765,912	—
Issuances of stock under Employee Stock Purchase Program	—	—	462,179	—	—	—
Stock options exercised	—	—	395,158	—	—	—
Income tax benefit from stock options exercised	—	—	—	—	—	—
Conversion of Limited Vote Common Stock to common stock	—	—	649,674	—	(649,674)	—
Acquisition of Purchased Companies	—	—	2,649,707	—	—	—
Purchase of common stock	—	—	(986,000)	—	—	—
Issuance of restricted stock	—	—	72,701	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Other	—	—	—	—	—	—
Net income attributable to common stock	—	—	—	—	—	—

Balance, December 31, 2001	3,444,961	—	59,643,965	—	1,116,238	—
Conversion of Series A Preferred Stock to common stock	(245,000)	—	1,225,000	—	—	—
Issuances of stock under Employee Stock Purchase Program	—	—	662,147	—	—	—
Income tax benefit from disqualifying dispositions of ESPP shares	—	—	—	—	—	—
Stock options exercised	—	—	119,265	—	—	—
Income tax benefit from stock options exercised	—	—	—	—	—	—
Conversion of Limited Vote Common Stock to common stock	—	—	32,488	—	(32,488)	—
Stock Employee Compensation Trust	—	—	—	—	—	—
Purchase of common stock	—	—	(926,371)	—	—	—
Acquisition of Purchased Companies	—	—	251,079	—	—	—
Equity investment by First Reserve, excluding Redeemable Common Stock(a)	—	—	8,666,666	—	—	—
Beneficial conversion of Series E Preferred Stock	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	32,289	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Tax impact of deferred compensation agreements	—	—	—	—	—	—
Other	—	—	—	—	—	—
Net income (loss) attributable to common stock	—	—	—	—	—	—

Balance, December 31, 2002	3,199,961	$—	69,706,528	$—	1,083,750	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional				Total
	Paid-in	Deferred	Retained	Treasury	Stockholders’
	Capital	Compensation	Earnings	Stock	Equity

Balance, December 31, 1999	$675,106	$—	$81,819	$—	$756,925
Conversion of common stock to Series A Convertible Preferred Stock	—	—	—	—	—
Conversion of 6 7/8% convertible subordinated notes to common stock	47,653	—	—	—	47,653
Sales of common stock under preemptive rights agreement	14,528	—	—	—	14,528
Issuances of stock under Employee Stock Purchase Program	3,544	—	—	—	3,544
Stock options exercised	10,456	—	—	—	10,456
Income tax benefit from stock options exercised	8,460	—	—	—	8,460
Conversion of Limited Vote Common Stock to common stock	—	—	—	—	—
Acquisition of Purchased Companies	122,597	—	—	—	122,597
Net income attributable to common stock	—	—	104,793	—	104,793

Balance, December 31, 2000	882,344	—	186,612	—	1,068,956
Issuances of stock under Employee Stock Purchase Program	8,721	—	—	—	8,721
Stock options exercised	5,945	—	—	—	5,945
Income tax benefit from stock options exercised	2,456	—	—	—	2,456
Conversion of Limited Vote Common Stock to common stock	—	—	—	—	—
Acquisition of Purchased Companies	49,486	—	—	—	49,486
Purchase of common stock	—	—	—	(15,307)	(15,307)
Issuance of restricted stock	2,000	(2,000)	—	—	—
Amortization of deferred compensation	—	230	—	—	230
Other	1,428	—	—	—	1,428
Net income attributable to common stock	—	—	84,836	—	84,836

Balance, December 31, 2001	952,380	(1,770)	271,448	(15,307)	1,206,751
Conversion of Series A Preferred Stock to common stock	—	—	—	—	—
Issuances of stock under Employee Stock Purchase Program	6,872	—	—	—	6,872
Income tax benefit from disqualifying dispositions of ESPP shares	1,009	—	—	—	1,009
Stock options exercised	1,086	—	—	—	1,086
Income tax benefit from stock options exercised	320	—	—	—	320
Conversion of Limited Vote Common Stock to common stock	—	—	—	—	—
Stock Employee Compensation Trust	(15,307)	—	—	15,307	—
Purchase of common stock	—	—	—	(11,725)	(11,725)
Acquisition of Purchased Companies	3,418	—	—	—	3,418
Equity investment by First Reserve, excluding Redeemable Common Stock(a)	22,320	—	—	—	22,320
Beneficial conversion of Series E Preferred Stock	8,508	—	—	—	8,508
Issuance of restricted stock, net of forfeitures	(1,249)	1,249	—	—	—
Amortization of deferred compensation	—	219	—	—	219
Tax impact of deferred compensation agreements	(114)	—	—	—	(114)
Other	1,060	—	—	—	1,060
Net income (loss) attributable to common stock	—	—	(628,053)	—	(628,053)

Balance, December 31, 2002	$980,303	$(302)	$(356,605)	$(11,725)	$611,671

(a)	Shares issued and outstanding as of December 31, 2002, do not include the 24,307,410 shares of Redeemable Common Stock valued at $72.9 million which was reclassified to stockholders’ equity on February 20, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt Issuance Costs

      Debt issuance costs related to Quanta’s credit facility, the convertible subordinated notes and the senior secured notes are included in Other Assets, net. In connection with the amendments of both the credit facility and the senior secured notes in August and December 2002, Quanta incurred additional debt issuance costs of $6.2 million. Quanta accounts for these costs in accordance with EITF 98-14 for the credit facility and EITF 96-19 for the senior secured notes. Accordingly, $4.4 million of these costs were capitalized and are being amortized over the remaining term of the respective agreements, as amended, with $1.8 million being charged to selling, general and administrative expenses during 2002. As a result of the amendment decreasing the commitment

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the credit facility, in accordance with EITF 98-14, Quanta expensed approximately $1.0 million of the unamortized debt issuance costs into interest expense during the year ended December 31, 2002. As of December 31, 2001 and 2002, capitalized debt issuance costs were $12.5 million and $15.9 million with accumulated amortization of $3.8 million and $6.4 million, respectively.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $0.3 million. Estimated annual amortization expense for future periods is approximately $0.3 million.

      The results of operations presented below for the year ended December 31, 2002 and adjusted results of operations for the years ended December 31, 2000 and 2001, reflect the operations of Quanta had the non-amortization provisions of SFAS No. 142 been adopted effective January 1, 2000 (in thousands, except per share data):

	Year Ended December 31,

	2000	2001	2002

Net income (loss) attributable to common stock	$104,793	$84,836	$(628,053)
Addback goodwill amortization, net of tax	16,998	21,960	—

Adjusted net income (loss) attributable to common stock	$121,791	$106,796	$(628,053)

	Year Ended December 31,

	2000	2001	2002

			(Restated-
			Note 3)
Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$1.50	$1.11	$(9.98)
Goodwill amortization, net of tax	0.24	0.28	—

Adjusted basic earnings (loss) per share	$1.74	$1.39	$(9.98)

Diluted earnings (loss) per share before:
Reported diluted earnings (loss) per share	$1.42	$1.10	$(9.98)
Goodwill amortization, net of tax	0.22	0.28	—

Adjusted diluted earnings (loss) per share	$1.64	$1.38	$(9.98)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options and Employee Stock Purchase Plan

      Quanta accounts for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the new accounting method been followed. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an ESPP.

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

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Year Ended December 31,

	2000	2001	2002

Net income (loss) attributable to common stock
As reported	$104,793	$84,836	$(628,053)
As Adjusted — Basic	$89,413	$64,522	$(650,069)
As Adjusted — Diluted	$93,346	$64,522	$(650,069)

	Year Ended December 31,

	2000	2001	2002

			(Restated-
			Note 3)
Earnings (loss) per share
As Reported — Basic	$1.50	$1.11	$(9.98)
As Adjusted — Basic	$1.27	$0.84	$(10.33)
As Reported — Diluted	$1.42	$1.10	$(9.98)
As Adjusted — Diluted	$1.22	$0.82	$(10.33)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2000, 2001 and 2002 is illustrated below (in thousands):

	Year Ended December 31,

	2000	2001	2002

			(As Reported)	(Restated)
NET INCOME (LOSS):
Net income (loss) attributable to common stock	$104,793	$84,836	$(628,053)	$(628,053)
Dividends on convertible preferred stock, if assumed conversion is dilutive	930	930	(11)	—

Net income (loss) for basic earnings (loss) per share	105,723	85,766	(628,042)	(628,053)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	3,003	—	—	—

Net income (loss) for diluted earnings (loss) per share	$108,726	$85,766	$(628,042)	$(628,053)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, including convertible preferred stock, if dilutive	70,452	77,256	80,815	62,957
Effect of dilutive stock options	2,300	982	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	3,831	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	76,583	78,238	80,815	62,957

      Pursuant to EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share,” the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings (loss) per share for the years ended December 31, 2000 and 2001. For the years ended December 31, 2000, 2001 and 2002, stock options for approximately 0.3 million, 3.9 million and 7.9 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the year ended December 31, 2002, stock options for approximately 0.1 million shares with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings per share because the effect of including them would be antidilutive. For the years ended December 31, 2001 and 2002, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

      RESTATEMENT — The weighted average number of shares for the year ended December 31, 2002 has been restated to exclude the shares issuable upon conversion of the Series A and Series E Convertible Preferred Stock from the computation of basic and diluted earnings (loss) per share, as the effect of including those shares was antidulitive. The restatement of the weighted average number of shares results in the restatement of basic and diluted earnings (loss) per share for the year ended December 31, 2002. The restated basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle is $(2.90) per share compared to the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally reported earnings (loss) per share of $(2.26) for the year ended December 31, 2002. After the restated cumulative effect of change in accounting principle of $(7.08) per share compared to $(5.51) per share as originally reported, the restated basic and diluted earnings (loss) per share is $(9.98) for the year ended December 31, 2002, compared to the originally reported amount of $(7.77) per share.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stockholder Rights Plan

      On March 8, 2000, the board of directors adopted a Stockholder Rights Plan. On November 15, 2001, the board of directors amended the Stockholder Rights Plan and on November 18, 2001 and December 1, 2001, the board of directors ratified such amendments to the Stockholder Rights Plan. The board of directors also amended the Stockholder Rights Plan on February 12, March 13 and October 15, 2002. Under the Stockholder Rights Plan, as amended, a dividend of one preferred share purchase right (a Right) was declared on each outstanding share of Quanta’s common stock (including Quanta’s limited vote common stock) and Series A Convertible Preferred Stock (on an as-converted basis) for holders of record as of the close of business on March 27, 2000. The Rights also attach to all common stock (including Quanta’s limited vote common stock) and Series A Convertible Preferred Stock that become outstanding between March 27, 2000 and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Stockholder Rights Plan). No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than Aquila or First Reserve) becomes the beneficial owner of 15% or more of the voting power of Quanta’s common shares, on an as-converted basis. The Rights also will be exercisable if Aquila or First Reserve, together with any affiliates or associates, becomes the beneficial owner of more than 37.71% or 37.00%, respectively, of the voting power of Quanta’s common stock on an as-converted basis. Upon a “Flip-In Event” as defined in the Stockholder Rights Plan, the Rights would be exercisable for common stock of Quanta at a discount. In addition, the Rights held by an “Acquiring Person” as defined in the Stockholder Rights Plan will be void upon a Flip-In Event. The Rights will expire on March 8, 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock

      The board of directors of Quanta authorized a Stock Repurchase Plan under which up to $75.0 million of Quanta’s common stock could be repurchased. Under the Stock Repurchase Plan, Quanta could conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, Quanta purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to Quanta’s Stock Employee Compensation Trust (SECT), a trust formed in 2002 to fund certain of Quanta’s future employee benefit obligations using Quanta’s common stock, and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after Quanta terminated the SECT (See Note 13). During the second quarter of 2002, Quanta purchased 924,500 shares of its common stock for approximately $11.7 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of Quanta’s board of directors determined to cease the Stock Repurchase Plan. In addition, Quanta acquired into treasury 1,871 shares of previously restricted stock for settlement of a tax liability

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to a deferred compensation arrangement. As a result of the credit facility and senior secured notes amendments, any further stock repurchases, other than those associated with Quanta’s stock incentive plans, are prohibited.

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

      The 2001 Stock Incentive Plan provides for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonqualified stock options and restricted stock (collectively, the Awards). The amount of ISOs that may be granted under the 2001 Stock Incentive Plan is limited to 3,571,275 shares. The 2001 Stock Incentive Plan is administered by the Compensation Committee of the board of directors. The Compensation Committee has, subject to the terms of the 2001 Stock Incentive Plan, the sole authority to grant Awards under the 2001 Stock Incentive Plan, to construe and interpret the 2001 Stock Incentive Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 2001 Stock Incentive Plan; provided, however, that Quanta’s Chief Executive Officer has the authority to grant nonqualified stock options to individuals who are not officers, provided that such grants do not exceed in any calendar quarter options to purchase 100,000 shares to all optionees and 20,000 to any individual.

      All of Quanta’s employees (including officers), non-employee directors and certain consultants and advisors are eligible to receive Awards under the 2001 Stock Incentive Plan, but only employees of Quanta are eligible to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.     EMPLOYEE BENEFIT PLANS:

Union’s Multi-Employer Pension Plans

      In connection with its collective bargaining agreements with various unions, Quanta participates with other companies in the unions’ multi-employer pension plans. These plans cover all of Quanta’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of such plan. Quanta has no plans to withdraw from these plans. The plans do not maintain information on the net

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and actuarial present value of the plans’ unfunded vested benefits allocable to Quanta, and the amounts, if any, for which Quanta may be contingently liable, are not ascertainable at this time.

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

      RESTATEMENT — The weighted average number of shares for the three months ended June 30, 2002, September 30, 2002 and December 31, 2002 has been restated to exclude the shares issuable upon conversion of Series A and Series E Convertible Preferred Stock from the computation of basic and diluted earnings (loss) per share, as the effect of including those shares was antidilutive. As a result, basic and diluted earnings (loss) per share for these periods have been restated as shown in the following table. See Note 3 for further discussion.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended,

	March 31	June 30	September 30	December 31

		(Restated)	(Restated)	(Restated)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.13	$(2.91)	$(0.14)	$(0.10)
Cumulative effect of change in accounting principle, net of tax	(5.69)	—	—	—

Basic earnings (loss) per share	$(5.56)	$(2.91)	$(0.14)	$(0.10)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.13	$(2.91)	$(0.14)	$(0.10)
Cumulative effect of change in accounting principle, net of tax	(5.66)	—	—	—

Diluted earnings (loss) per share	$(5.53)	$(2.91)	$(0.14)	$(0.10)

Shares used in computing earnings (loss) per share:
Basic	78,264	61,047	60,808	68,868

Diluted	78,739	61,047	60,808	68,868

15.	SEGMENT INFORMATION:

      Quanta has aggregated each of its individual operating units into one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	SUBSEQUENT EVENTS (unaudited):

      On October 2, 2003, Quanta obtained a signed commitment letter from a lender for a new $200 million credit facility, subject to certain conditions precedent, to replace Quanta’s existing credit facility. In addition, Quanta currently is considering other financing alternatives to replace its senior secured notes. However, there can be no assurance that Quanta can complete these alternative financings. In conjunction with these alternative financings, effective as of September 30, 2003, Quanta obtained a waiver from the lenders under its existing credit facility and from its senior secured note holders for potential events of default under certain of its financial covenants through January 1, 2004. Quanta may not be able to comply with these financial covenants under its existing credit facility and senior secured notes. Noncompliance would constitute an event of default under the credit facility and the senior secured notes. In an event of default, commitments could be reduced, letters of credit could require cash collateralization and/or maturities could be accelerated and, if such events occur, no assurance can be given that Quanta will be able to meet its repayment obligations.

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

      (3) Exhibits

Exhibit
No.		Description

1.1	—	Underwriting Agreement dated July 19, 2000 by and among Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Bear Stearns & Co. Inc., Raymond James & Associates, Inc. SunTrust Equitable Securities Corporation, Wachovia Securities, Inc. and Quanta Services, Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (Previously filed as Exhibit 3.5 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)

Exhibit
No.		Description

3.12	—	Certificate of Elimination of the Designation of the Series C Junior Participating Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.13	—	Certificate of Designation of the Series D Junior Participating Preferred Stock (previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)
3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock (previously filed as Exhibit 3.16 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 3.17 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2	—	Rights Agreement dated as of March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed March 20, 2000 and incorporated herein by reference)
4.3	—	Subordinated Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000
4.4	—	First Supplemental Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5	—	Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as Borrower and NationsBank, N.A. d/b/a Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, as Lenders (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (No. 333-81419) and incorporated herein by reference)
4.6	—	First Amendment to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
4.7	—	Second Amendment to Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.20 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
4.8	—	Third Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.3 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.9	—	Fourth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.10	—	Fifth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)

Exhibit
No.			Description

4.11		—	Sixth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.11 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.12		—	Seventh Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.12 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.13		—	Amendment No. 1 (dated December 1, 2001) to Rights Agreement dated March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.8 to the Company’s Form 8-K (001-13831) filed December 3, 2001 and incorporated herein by reference)
4.14		—	Eighth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.14 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
4.15		—	Ninth Amendment to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.15 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
4.16		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002, between Quanta Services, Inc. and American Stock Transfer & Trust company, as rights agent (previously filed as Exhibit 1 to the Company’s Form 8-A/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
10	.1*	—	Form of Employment Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
10.2		—	Securities Purchase Agreement between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.3		—	Investor’s Rights Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.4		—	Letter Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.5		—	Strategic Alliance Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.6		—	Form of Stockholders Voting Agreement (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.7		—	Letter Agreement by and among ECT Merchant Investments Corp., Joint Energy Development Investments II Limited Partnership, Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.8		—	First Amendment to Securities Purchase Agreement and Registration Rights Agreement (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.9		—	Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.16 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.10		—	Intercreditor Agreement dated March 23, 2000 related to the March 1, 2000 Note Purchase Agreement (previously filed as Exhibit 10.17 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.11		—	Form of Lockup Agreement (previously filed as Exhibit 10.19 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)

Exhibit
No.			Description

10.12		—	Letter Agreement dated December 28, 2000 between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) (previously filed as Exhibit 10.21 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.13*	—	2001 Stock Incentive Plan (amending and restating the 1997 Stock Option Plan) (previously filed as Exhibit 10.22 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference)
10	.14*	—	Employment Agreement of Peter T. Dameris (previously filed as Exhibit 10.23 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference).
10.15		—	Amendment No. 1 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
10.16		—	Stock Employee Compensation Trust Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.17		—	Common Stock Purchase Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.18		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.19		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Peter T. Dameris (previously filed as Exhibit 10.4 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.20		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.21		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.22		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Frederick M. Haag (previously filed as Exhibit 10.7 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.23		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.24		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.25		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Elliott C. Robbins (previously filed as Exhibit 10.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.26		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary W. Smith (previously filed as Exhibit 10.11 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.27		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.12 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.28		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10.29		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.30		—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.31		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.32		—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.33		—	Amendment No. 1 to Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.34		—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.35		—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.36		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.37		—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)
10.38		—	Amendment No. 2 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.38 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.39		—	Amendment No. 3 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.39 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.40		—	Amendment No. 2 to Note Purchase Agreement dated as of March 1, 2002 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.40 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.41*	—	Separation Agreement and General Release dated October 24, 2002 between Peter Dameris and Quanta Services, Inc. (previously filed as Exhibit 10.41 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.42*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.48		—	Amendment No. 1 to Settlement and Governance Agreement, dated as of November 20, 2002, between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (filed herewith)
10.49		—	First Supplement to Note Purchase Agreement dated as of September 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (filed herewith)
16.1		—	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Form 8-K (No. 001-13831) filed July 8, 2002 and incorporated herein by reference)

Exhibit
No.		Description

21.1	—	Subsidiaries (previously filed as Exhibit 21.1 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
23.1	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

(b)	Reports on Form 8-K:

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

(4) Quanta filed a Form 8-K on December 24, 2002 in which it reported the purchase of Series E Preferred Stock of the Company by First Reserve.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on October 2, 2003.

QUANTA SERVICES, INC.

By	/s/ JAMES H. HADDOX

James H. Haddox
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

1.1	—	Underwriting Agreement dated July 19, 2000 by and among Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Bear Stearns & Co. Inc., Raymond James & Associates, Inc. SunTrust Equitable Securities Corporation, Wachovia Securities, Inc. and Quanta Services, Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (Previously filed as Exhibit 3.5 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.12	—	Certificate of Elimination of the Designation of the Series C Junior Participating Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.13	—	Certificate of Designation of the Series D Junior Participating Preferred Stock (previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)
3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
No.		Description

3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock (previously filed as Exhibit 3.16 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 3.17 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2	—	Rights Agreement dated as of March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed March 20, 2000 and incorporated herein by reference)
4.3	—	Subordinated Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000
4.4	—	First Supplemental Indenture dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5	—	Third Amended and Restated Secured Credit Agreement dated as of June 14, 1999 among Quanta Services, Inc. as Borrower and NationsBank, N.A. d/b/a Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, as Lenders (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (No. 333-81419) and incorporated herein by reference)
4.6	—	First Amendment to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
4.7	—	Second Amendment to Third Amended and Restated Credit Agreement (previously filed as Exhibit 10.20 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
4.8	—	Third Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.3 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.9	—	Fourth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.10	—	Fifth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.11	—	Sixth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.11 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.12	—	Seventh Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.12 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)
4.13	—	Amendment No. 1 (dated December 1, 2001) to Rights Agreement dated March 8, 2000 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 4.8 to the Company’s Form 8-K (001-13831) filed December 3, 2001 and incorporated herein by reference)
4.14	—	Eighth Amendment and Consent to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.14 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)

Exhibit
No.		Description

4.15	—	Ninth Amendment to Third Amended and Restated Secured Credit Agreement (previously filed as Exhibit 4.15 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
4.16	—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002, between Quanta Services, Inc. and American Stock Transfer & Trust company, as rights agent (previously filed as Exhibit 1 to the Company’s Form 8-A/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
10.1*	—	Form of Employment Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
10.2	—	Securities Purchase Agreement between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.3	—	Investor’s Rights Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.4	—	Letter Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.5	—	Strategic Alliance Agreement by and between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated as of September 21, 1999 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.6	—	Form of Stockholders Voting Agreement (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.7	—	Letter Agreement by and among ECT Merchant Investments Corp., Joint Energy Development Investments II Limited Partnership, Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) dated September 21, 1999 (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.8	—	First Amendment to Securities Purchase Agreement and Registration Rights Agreement (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-3 (No. 333-90961) and incorporated herein by reference)
10.9	—	Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.16 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.10	—	Intercreditor Agreement dated March 23, 2000 related to the March 1, 2000 Note Purchase Agreement (previously filed as Exhibit 10.17 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.11	—	Form of Lockup Agreement (previously filed as Exhibit 10.19 to the Company’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
10.12	—	Letter Agreement dated December 28, 2000 between Quanta Services, Inc. and UtiliCorp United Inc. (now known as Aquila, Inc.) (previously filed as Exhibit 10.21 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.13*	—	2001 Stock Incentive Plan (amending and restating the 1997 Stock Option Plan) (previously filed as Exhibit 10.22 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference)
10.14*	—	Employment Agreement of Peter T. Dameris (previously filed as Exhibit 10.23 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (No. 001-13831) filed August 14, 2001 and incorporated herein by reference).
10.15	—	Amendment No. 1 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company’s 2001 Form 10-K (No. 001-13831) filed and incorporated herein by reference)

Exhibit
No.		Description

10.16	—	Stock Employee Compensation Trust Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.17	—	Common Stock Purchase Agreement, dated as of March 13, 2002, between Quanta Services, Inc. and Wachovia Bank, N.A., as trustee (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.18	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.19	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Peter T. Dameris (previously filed as Exhibit 10.4 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.20	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.21	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.22	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Frederick M. Haag (previously filed as Exhibit 10.7 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.23	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.24	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.25	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Elliott C. Robbins (previously filed as Exhibit 10.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.26	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary W. Smith (previously filed as Exhibit 10.11 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.27	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.12 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.28	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.29	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.30	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.31	—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.32	—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)

Exhibit
No.		Description

10.33	—	Amendment No. 1 to Note Purchase Agreement dated as of March 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.34	—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.35	—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.36	—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.37	—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)
10.38	—	Amendment No. 2 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.38 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.39	—	Amendment No. 3 to Quanta Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.39 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.40	—	Amendment No. 2 to Note Purchase Agreement dated as of March 1, 2002 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 10.40 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.41*	—	Separation Agreement and General Release dated October 24, 2002 between Peter Dameris and Quanta Services, Inc. (previously filed as Exhibit 10.41 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.42*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.48	—	Amendment No. 1 to Settlement and Governance Agreement, dated as of November 20, 2002, between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (filed herewith)
10.49	—	First Supplement to Note Purchase Agreement dated as of September 1, 2000 between Quanta Services, Inc. and the Purchasers named therein (filed herewith)
16.1	—	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Form 8-K (No. 001-13831) filed July 8, 2002 and incorporated herein by reference)
21.1	—	Subsidiaries (previously filed as Exhibit 21.1 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
23.1	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements