Form 10-Q/A
period 2003-03-31
QUANTA SERVICES INC
filed 2003-10-02
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A (Amendment) is being filed to amend, as described below, Item 1 of Part I of the quarterly report on Form 10-Q of Quanta Services, Inc. (Quanta) filed with the Securities and Exchange Commission (SEC) on May 15, 2003 (Original Report on Form 10-Q). The purpose of this Amendment is to amend the Consolidated Statements of Operations for the three months ended March 31, 2003 (i) to restate the weighted average number of shares used in computing basic and diluted earnings (loss) per share to exclude the shares issuable upon the conversion of the Series A Convertible Preferred Stock as the effect of including those shares was antidilutive, and therefore (ii) to restate the computation of basic and diluted earnings (loss) per share. The weighted average number of diluted shares and the computation of diluted earnings (loss) per share are also amended in the Consolidated Statements of Operations for the three months ended March 31, 2002 to conform to the annual report on Form 10-K filed with the SEC on March 31, 2003 as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC concurrently with this Amendment. Accordingly, Notes 1 and 2 of the Notes to Consolidated Financial Statements are amended to reflect the restated weighted average number of shares and the restated basic and diluted earnings (loss) per share.

      In addition to the amendments discussed above, Quanta has clarified the language in Note 8 of the Notes to Consolidated Financial Statements. This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above. The complete text of Item 1 of Part I has been set forth in its entirety, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and the other Items are included for the convenience of the reader. In connection with the filing of this Amendment and pursuant to the rules of the SEC, Quanta is including with this Amendment certain currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Report on Form 10-Q are not re-filed herewith.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Quanta Services, Inc. and Subsidiaries
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities	28
Item 6.	Exhibits and Reports on Form 8-K	28
Signature		30

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,	March 31,
	2002	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,901	$61,433
Accounts receivable, net of allowances of $37,585 and $31,754, respectively	367,057	322,438
Costs and estimated earnings in excess of billings on uncompleted contracts	54,749	53,079
Inventories	25,646	27,204
Current deferred taxes	28,968	30,316
Prepaid expenses and other current assets	25,176	26,407

Total current assets	529,497	520,877
Property and equipment, net	369,568	358,966
Accounts and notes receivable, net of allowances of $28,389 and $28,400, respectively	50,900	51,160
Other assets, net	19,250	18,415
Goodwill and other intangibles, net	395,597	395,531

Total assets	$1,364,812	$1,344,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$6,652	$6,260
Accounts payable and accrued expenses	189,080	163,307
Billings in excess of costs and estimated earnings on uncompleted contracts	16,409	17,264

Total current liabilities	212,141	186,831
Long-term debt, net of current maturities	213,167	212,508
Convertible subordinated notes	172,500	172,500
Deferred income taxes and other non-current liabilities	82,411	88,974

Total liabilities	680,219	660,813

Commitments and Contingencies Redeemable common stock	72,922	—
Stockholders’ Equity:
Preferred Stock, $.00001 par value, 10,000,000 shares authorized:
Series A Convertible Preferred Stock, 3,199,961 and — shares issued and outstanding, respectively	—	—
Common Stock, $.00001 par value, 300,000,000 shares authorized, 70,632,899 and 114,835,149 shares issued and 69,706,528 and 113,908,778 outstanding, respectively(a)	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,083,750 and 1,077,750 shares issued and outstanding, respectively	—	—
Additional paid-in capital	980,303	1,064,212
Deferred compensation	(302)	(9,012)
Retained deficit	(356,605)	(359,339)
Treasury Stock, at cost, 926,371 common shares	(11,725)	(11,725)

Total stockholders’ equity	611,671	684,136

Total liabilities and stockholders’ equity	$1,364,812	$1,344,949

(a)	Shares issued and outstanding as of December 31, 2002 do not include the 24,307,410 shares of Redeemable Common Stock valued at $72.9 million which was reclassified to stockholders’ equity on February 20, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

Revenues	$449,220	$367,129
Cost of services (including depreciation)	373,533	329,372

Gross profit	75,687	37,757
Selling, general and administrative expenses	50,720	38,970

Income (loss) from operations	24,967	(1,213)
Other Income (Expense):
Interest expense	(7,854)	(7,964)
Other, net	435	216

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	17,548	(8,961)
Provision (benefit) for income taxes	7,282	(4,118)

Income (loss) before cumulative effect of change in accounting principle	10,266	(4,843)
Cumulative effect of change in accounting principle, net of tax	445,422	—

Net income (loss)	(435,156)	(4,843)
Dividends on preferred stock, net of forfeitures	232	(2,109)

Net income (loss) attributable to common stock	$(435,388)	$(2,734)

	Three Months Ended
	March 31,

	2002	2003

	(Restated — Note 2)
Earnings (Loss) Per Share:
Basic Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$0.13	$(0.03)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(5.69)	—

Basic Earnings (Loss) per Share	$(5.56)	$(0.03)

Diluted Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$0.13	$(0.03)
Cumulative Effect of Change in Accounting Principle, Net of Tax	(5.66)	—

Diluted Earnings (Loss) per Share	$(5.53)	$(0.03)

Shares Used in Computing Earnings (Loss) Per Share:
Basic	78,264	104,959

Diluted	78,739	104,959

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

      It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in Quanta’s Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003, as amended by Amendment No. 1 thereto on Form 10-K/ A, which was filed with the SEC concurrently with these unaudited condensed consolidated financial statements.

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

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended
	March 31,

	2002	2003

Net income (loss) attributable to common stock
As reported	$(435,388)	$(2,734)
As Adjusted — Basic	$(440,642)	$(7,321)
As Adjusted — Diluted	$(440,642)	$(7,321)

	Three Months Ended
	March 31,

	2002	2003

		(Restated —
		Note 2)
Earnings (loss) per share
As Reported — Basic	$(5.56)	$(0.03)
As Adjusted — Basic	$(5.63)	$(0.07)

	Three Months Ended
	March 31,

	2002	2003

	(Restated — Note 2)
As Reported — Diluted	$(5.53)	$(0.03)
As Adjusted — Diluted	$(5.59)	$(0.07)

      See Note 7 for additional discussion of the restricted stock issued under Quanta’s 2001 Stock Incentive Plan and the effects thereof.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Per Share Information

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

      Pursuant to EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share,” the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings (loss) per share for the three months ended March 31, 2002. For the three months ended March 31, 2002 and 2003, stock options for approximately 7.5 million and 1.7 million, respectively, were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2003, stock options of 2,662, with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three months ended March 31, 2002 and 2003, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share.

      RESTATEMENT — As shown in the table below, the weighted average number of shares for the three months ended March 31, 2003 has been restated to exclude the shares issuable upon the conversion of the Series A Convertible Preferred Stock from the computation of basic and diluted earnings (loss) per share, as the effect of including those shares was antidilutive. The restatement of the weighted average number of shares results in the restatement of basic and diluted earnings (loss) per share for the three months ended March 31, 2003 to $(0.03) per share, compared to the originally reported earnings (loss) per share of $(0.04). In addition, the weighted average number of diluted shares and the computation of diluted earnings (loss) per share for the three months ended March 31, 2002 have been restated to conform to Quanta’s annual report on Form 10-K filed with the SEC on March 31, 2003 as amended by Amendment No. 1 thereto on Form 10-K/ A filed with the SEC concurrently with this Amendment. The restated diluted earnings (loss) per share for

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three months ended March 31, 2002 for the cumulative effect of change in accounting principle is $(5.66) per share compared to $(5.69) per share as originally reported. The restated diluted earnings (loss) per share for the three months ended March 31, 2002 after the cumulative effect of change in accounting principle is $(5.53) per share, compared to the originally reported earnings (loss) per share of $(5.56).

	Three Months Ended
	March 31,

	2002	2003

		(Restated)
Net Income (Loss):
Net income (loss) attributable to common stock	$(435,388)	$(2,734)
Dividends on Series A Convertible Preferred Stock, if assumed conversion is dilutive	232	—

Net income (loss) for basic earnings (loss) per share	(435,156)	(2,734)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—

Net income (loss) for diluted earnings (loss) per share	$(435,156)	$(2,734)

	Three Months Ended
	March 31,

	2002	2003

	(Restated)	(Restated)
Weighted Average Shares:
Weighted average shares outstanding for basic earnings (loss) per share, including Series A Convertible Preferred Stock, if dilutive	78,264	104,959
Effect of dilutive stock options	475	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	78,739	104,959

3.	Income Taxes

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

4.	New Accounting Pronouncements

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stockholders’ Equity

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

8.	Segment Information

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Quanta’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to Quanta’s Registration Statement of Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (previously filed as Exhibit 3.5 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.12	—	Certificate of Elimination of the Designation of the Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.13	—	Certificate of Designations of Series D Junior Participating Preferred Stock previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)

Exhibit
Number		Description

3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)
3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock previously filed as Exhibit 3.16 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock previously filed as Exhibit 3.17 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.43	—	Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: October 2, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Quanta’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta’s Registration Statement on Form S-3 (No. 333-81419) filed June 23, 1999 and incorporated herein by reference)
3.4	—	Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.4 to Quanta’s Registration Statement of Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
3.5	—	Certificate of Designation for the Series B Preferred Stock (previously filed as Exhibit 3.5 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.6	—	Certificate of Correction to Certificate of Designation for the Series A Preferred Stock (previously filed as Exhibit 3.6 to Quanta’s 1999 Form 10-K (No. 001-13831) filed March 30, 2000 and incorporated herein by reference)
3.7	—	Certificate of Amendment of the Certificate of Designation, Rights and Limitations of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.7 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.8	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.8 to Quanta’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.9	—	Certificate of Designation of Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.9 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.10	—	Certificate of Increase of Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.10 to the Company’s 2001 Form 10-K (No. 001-13831) filed April 1, 2002 and incorporated herein by reference)
3.11	—	Certificate of Elimination of the Designation of the Series B Junior Participating Preferred Stock (previously filed as Exhibit 3.11 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.12	—	Certificate of Elimination of the Designation of the Series C Junior Convertible Preferred Stock (previously filed as Exhibit 3.12 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.13	—	Certificate of Designations of Series D Junior Participating Preferred Stock previously filed as Exhibit 3.13 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (No. 001-13831) filed November 14, 2002 and incorporated herein by reference)
3.14	—	Amendment No. 2 to the Rights Agreement, dated as of February 13, 2002, by and between Quanta Services, Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 3.11 to the Company’s Form 8-K (No. 001-13831) filed February 15, 2002 and incorporated herein by reference)
3.15	—	Amendment No. 3 to the Rights Agreement, dated as of March 13, 2002, by and between Quanta Services Inc. and American Stock Transfer & Trust Company, as rights agent (previously filed as Exhibit 4.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
3.16	—	Certificate of Designation, Rights and Limitations of the Series E Convertible Preferred Stock previously filed as Exhibit 3.16 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)

Exhibit
Number		Description

3.17	—	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock previously filed as Exhibit 3.17 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.43	—	Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)