Form 10-Q/A
period 2003-06-30
QUANTA SERVICES INC
filed 2003-10-02
CIK 1050915

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A (Amendment) is being filed to amend, as described below, Item 1 of Part I of the quarterly report on Form 10-Q of Quanta Services, Inc. (Quanta) filed with the Securities and Exchange Commission (SEC) on August 14, 2003 (Original Report on Form 10-Q). The purpose of this Amendment is to amend the Consolidated Statements of Operations for the three and six months ended June 30, 2002 and for the six months ended June 30, 2003 (i) to restate the weighted average number of shares used in computing basic and diluted earnings (loss) per share to exclude the shares issuable upon the conversion of the Series A Convertible Preferred Stock as the effect of including those shares was antidilutive, and therefore (ii) to restate the computation of basic and diluted earnings (loss) per share. Accordingly, Notes 1 and 2 of the Notes to Consolidated Financial Statements are amended to reflect the restated weighted average number of shares and the restated basic and diluted earnings (loss) per share.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Quanta Services, Inc. and Subsidiaries
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits and Reports on Form 8-K	28
Signature		30

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,	June 30,
	2002	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,901	$86,115
Accounts receivable, net of allowances of $37,585 and $29,647, respectively	367,057	352,021
Costs and estimated earnings in excess of billings on uncompleted contracts	54,749	55,492
Inventories	25,646	26,838
Current deferred taxes	28,968	4,910
Prepaid expenses and other current assets	25,176	25,154

Total current assets	529,497	550,530
Property and equipment, net	369,568	350,707
Accounts and notes receivable, net of allowances of $28,389 and $46,320, respectively	50,900	35,477
Other assets, net	19,250	28,495
Goodwill and other intangibles, net	395,597	395,465

Total assets	$1,364,812	$1,360,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$6,652	$6,261
Accounts payable and accrued expenses	189,080	178,401
Billings in excess of costs and estimated earnings on uncompleted contracts	16,409	15,295

Total current liabilities	212,141	199,957
Long-term debt, net of current maturities	213,167	211,947
Convertible subordinated notes	172,500	172,500
Deferred income taxes and other non-current liabilities	82,411	97,450

Total liabilities	680,219	681,854

Commitments and Contingencies
Redeemable common stock	72,922	—
Stockholders’ Equity:
Preferred Stock, $.00001 par value, 10,000,000 shares authorized:
Series A Convertible Preferred Stock, 3,199,961 and no shares issued and outstanding, respectively	—	—
Common Stock, $.00001 par value, 300,000,000 shares authorized, 70,632,899 and 116,003,899 shares issued and 69,706,528 and 115,077,528 outstanding, respectively(a)	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,083,750 and 1,067,750 shares issued and outstanding, respectively	—	—
Additional paid-in capital	980,303	1,068,837
Deferred compensation	(302)	(9,118)
Retained deficit	(356,605)	(369,174)
Treasury Stock, 926,371 common shares, at cost	(11,725)	(11,725)

Total stockholders’ equity	611,671	678,820

Total liabilities and stockholders’ equity	$1,364,812	$1,360,674

(a)	Shares issued and outstanding as of December 31, 2002 do not include the 24,370,410 shares of Redeemable Common Stock valued at $72.9 million which was reclassified to stockholders’ equity on February 20, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenues	$432,522	$408,302	$881,742	$775,431
Cost of services (including depreciation)	384,362	354,784	757,895	684,156

Gross profit	48,160	53,518	123,847	91,275
Selling, general and administrative expenses	59,489	58,107	110,209	97,077
Goodwill impairment	166,580	—	166,580	—

Income (loss) from operations	(177,909)	(4,589)	(152,942)	(5,802)
Other Income (Expense):
Interest expense	(8,035)	(8,138)	(15,889)	(16,102)
Other, net	1,183	(326)	1,618	(110)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	(184,761)	(13,053)	(167,213)	(22,014)
Provision (benefit) for income taxes	(7,564)	(3,218)	(282)	(7,336)

Income (loss) before cumulative effect of change in accounting principle	(177,197)	(9,835)	(166,931)	(14,678)
Cumulative effect of change in accounting principle, net of tax	—	—	445,422	—

Net income (loss)	(177,197)	(9,835)	(612,353)	(14,678)
Dividends (forfeitures) on preferred stock, net	232	—	464	(2,109)

Net income (loss) attributable to common stock	$(177,429)	$(9,835)	$(612,817)	$(12,569)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Restated-		(Restated-	(Restated-
	Note 2)		Note 2)	Note 2)
Earnings (Loss) Per Share:
Basic Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$(2.91)	$(0.08)	$(2.74)	$(0.11)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(7.30)	—

Basic Earnings (Loss) per Share	$(2.91)	$(0.08)	$(10.04)	$(0.11)

Diluted Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle	$(2.91)	$(0.08)	$(2.74)	$(0.11)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(7.30)	—

Diluted Earnings (Loss) per Share	$(2.91)	$(0.08)	$(10.04)	$(0.11)

Shares Used in Computing Earnings (Loss) Per Share:
Basic	61,047	115,799	61,044	110,409

Diluted	61,047	115,799	61,044	110,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Cash Flows from Operating Activities:
Net income (loss) attributable to common stock	$(177,429)	$(9,835)	$(612,817)	$(12,569)
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in) operating activities —
Cumulative effect of change in accounting principle, net of tax	—	—	445,422	—
Goodwill impairment	166,580	—	166,580	—
Depreciation and amortization	15,442	15,307	30,017	30,208
Loss on sale of property and equipment	444	261	696	694
Provision for doubtful accounts	6,362	19,014	5,567	19,257
Deferred income tax provision (benefit)	(22,868)	30,249	(18,270)	32,304
Amortization of deferred compensation	62	878	125	1,084
Preferred stock dividends, net of forfeitures	232	—	464	(2,109)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	(23,974)	(35,267)	31,432	9,120
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,113)	(2,413)	(9,509)	(743)
Inventories	(1,030)	366	(6,074)	(1,192)
Prepaid expenses and other current assets	(1,165)	1,216	210	(15)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	26,283	15,510	30,175	(4,274)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,599)	(1,969)	(10,573)	(1,114)
Other, net	80	2,553	(623)	2,511

Net cash provided by (used in) operating activities	(15,693)	35,870	52,822	73,162

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,173	691	1,729	904
Additions of property and equipment	(16,623)	(7,624)	(33,371)	(12,477)
Cash paid for acquisitions, net of cash acquired	(7,035)	—	(8,000)	—
Cash restricted for self-insurance programs	—	(7,200)	—	(7,200)
Notes receivable	(410)	—	(17,206)	—

Net cash used in investing activities	(22,895)	(14,133)	(56,848)	(18,773)

Cash Flows from Financing Activities:
Net borrowings under the credit facility	49,890	—	13,670	—
Proceeds from other long-term debt	1,187	1,224	1,816	2,138
Payments on other long-term debt	(3,235)	(1,784)	(6,099)	(3,749)
Issuances of stock, net of offering costs	—	3,505	3,650	5,436
Stock repurchases	(11,802)	—	(11,802)	—
Exercise of stock options	816	—	1,081	—

Net cash provided by financing activities	36,856	2,945	2,316	3,825

Net increase (decrease) in cash and cash equivalents	(1,732)	24,682	(1,710)	58,214
Cash and cash equivalents, beginning of period	6,309	61,433	6,287	27,901

Cash and cash equivalents, end of period	$4,577	$86,115	$4,577	$86,115

Supplemental Disclosure of Cash Flow Information Cash paid for —
Interest	$1,197	$5,208	$11,507	$10,949
Income taxes, net of refunds	4,873	(38,225)	5,495	(38,422)

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

      In the course of its operations, Quanta is subject to certain risk factors, including but not limited to risks related to: economic downturn, access to capital, compliance with lenders’ financial covenants, the financial condition of Quanta’s customers, the collectibility of receivables, significant fluctuations in quarterly results, contracts, recoverability of goodwill, rapid technological and structural changes in the industries Quanta serves, competition, internal growth and operating strategies, management of growth, acquisition integration and financing, unionized workforce, dependence on key personnel, availability of qualified employees, potential exposure to environmental liabilities and anti-takeover measures.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income (loss) attributable to common stock
As reported	$(177,429)	$(9,835)	$(612,817)	$(12,569)
As Adjusted — Basic	$(183,119)	$(10,281)	$(623,761)	$(17,602)
As Adjusted — Diluted	$(183,119)	$(10,281)	$(623,761)	$(17,602)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Restated-		(Restated-	(Restated-
	Note 2)		Note 2)	Note 2)
Earnings (loss) per share
As Reported — Basic	$(2.91)	$(0.08)	$(10.04)	$(0.11)
As Adjusted — Basic	$(3.00)	$(0.09)	$(10.22)	$(0.16)
As Reported — Diluted	$(2.91)	$(0.08)	$(10.04)	$(0.11)
As Adjusted — Diluted	$(3.00)	$(0.09)	$(10.22)	$(0.16)

      See Note 7 for additional discussion of the restricted stock issued under Quanta’s 2001 Stock Incentive Plan and the effects thereof.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

2.	Per Share Information

      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2003 is illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net Income (Loss):
Net income (loss) attributable to common stock	$(177,429)	$(9,835)	$(612,817)	$(12,569)
Dividends on Series A Convertible Preferred Stock, net of forfeitures	232	—	464	(2,109)

Net income (loss) for basic earnings (loss) per share	(177,197)	(9,835)	(612,353)	(14,678)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—	—	—

Net income (loss) for diluted earnings (loss) per share	$(177,197)	$(9,835)	$(612,353)	$(14,678)

Weighted Average Shares:
Weighted average shares outstanding for basic earnings (loss) per share, including Series A Convertible Preferred Stock	78,272	115,799	78,269	114,176
Effect of dilutive stock options	—	—	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares	—	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	78,272	115,799	78,269	114,176

      For the three and six months ended June 30, 2002, approximately 8.1 million and 7.9 million stock options were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three and six months ended June 30, 2003, approximately 1.6 million stock options were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three and six months ended June 30, 2002, 452,366 and 464,494 stock options, with exercise prices lower than the average market price of Quanta’s Common Stock, were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three and six months ended June 30, 2003, 8,569 and 5,556 stock options, with exercise prices lower than the average market price of Quanta’s Common Stock, were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three and six months ended June 30, 2002 and 2003, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

      RESTATEMENT — As shown in the table below, the weighted average number of shares for the three and six months ended June 30, 2002 and for the six months ended June 30, 2003 have been restated to exclude the shares issuable upon the conversion of the Series A Convertible Preferred Stock from the computation of basic and diluted earnings (loss) per share, as the effect of including those shares was antidilutive. As the Series A Convertible Preferred Stock was fully converted prior to the beginning of the second quarter 2003, there is no impact on the weighted average shares for the three months ended June 30, 2003. The restatement of the weighted average number of shares results in the restatement of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and the six months ended June 30, 2003. The restated basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and the six months ended June 30, 2003 are $(2.91), $(10.04) and $(0.11), respectively, compared to the originally reported earnings (loss) per share of $(2.26), $(7.82) and $(0.13), respectively. For the six months ended June 30, 2002, the restated basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle is $(2.74) per share, compared to the originally reported amount of $(2.13) per share and the restated basic and diluted earnings (loss) per share of the cumulative effect of change in accounting principle is $(7.30) per share compared to $(5.69) per share as originally reported.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Restated)		(Restated)	(Restated)
Net Income (Loss):
Net income (loss) attributable to common stock	$(177,429)	$(9,835)	$(612,817)	$(12,569)
Dividends on Series A Convertible Preferred Stock, if assumed conversion is dilutive	—	—	—	—

Net income (loss) for basic earnings (loss) per share	(177,429)	(9,835)	(612,817)	(12,569)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—	—	—

Net income (loss) for diluted earnings (loss) per share	$(177,429)	$(9,835)	$(612,817)	$(12,569)

Weighted Average Shares:
Weighted average shares outstanding for basic earnings (loss) per share, including Series A Convertible Preferred Stock, if dilutive	61,047	115,799	61,044	110,409
Effect of dilutive stock options	—	—	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares	—	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	61,047	115,799	61,044	110,409

3.	Income Taxes

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

      As of June 30, 2003, estimates of Quanta’s income before taxes for the year ended December 31, 2003 are at levels such that small fluctuations in estimated income before taxes could produce large changes in the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

estimated annual effective tax rate. Therefore, for the six months ended June 30, 2003, Quanta has provided for taxes based upon the year-to-date loss without regard to year end estimates.

4.	New Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships entered into after June 30, 2003. We do not have any financial instruments that fall under the scope of this statement and do not believe that the adoption of SFAS No. 149 will have a material effect on either our financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 will be classified as liabilities (or assets in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003.

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

      Based on Quanta’s transitional impairment test performed upon adoption of SFAS No. 142 during the six months ended June 30, 2002, Quanta recognized a $488.5 million non-cash charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of Quanta’s reporting units. Under SFAS No. 142, the impairment adjustment recognized upon adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Credit Facility

      Quanta has a credit facility with 14 participating banks which matures on June 14, 2004. On March 31, 2003, the commitment reduced from $250.0 million to $225.0 million and will remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Quanta’s borrowing availability is further restricted by $25.0 million until Quanta achieves, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. Quanta has not yet satisfied these EBITDA requirements. In addition, Quanta’s borrowing availability under the credit facility is subject to reduction depending upon Quanta’s degree of compliance with certain quarterly financial ratios. The credit facility is secured by a pledge of all of the capital stock of Quanta’s subsidiaries and the majority of Quanta’s assets and is to provide funds to be used for working capital and for other general corporate purposes. Quanta’s subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 1.12% at June 30, 2003) plus 1.50% to 3.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA or (b) the bank’s prime rate (which was 4.0% at June 30, 2003) plus up to 2.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on Quanta’s total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The credit facility contains certain financial ratio and indebtedness covenants, including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio. The credit facility also prohibits the payment of dividends and stock repurchase programs and limits capital expenditures and asset sales. Additionally the credit facility requires a mandatory reduction in the banks’ commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. As of June 30, 2003, Quanta was in compliance with all of its covenants. However, the lower than anticipated operating performance in the first six months of 2003, if coupled with other conditions such as additional project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with the covenants in the future. As of June 30, 2003, Quanta had no outstanding borrowings under the credit facility and $83.9 million of letters of credit outstanding, primarily to secure Quanta’s potential obligations under the casualty insurance programs. Based on Quanta’s senior debt to EBITDA ratio as of June 30, 2003, Quanta has approximately $8.3 million in borrowing availability under the credit facility.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

	Six Months Ended
	June 30,

	2002	2003

	(In thousands)
Electric power and gas network services	$491,130	$479,992
Telecommunications network services	150,778	110,887
Cable television network services	108,454	51,954
Ancillary services	131,380	132,598

	$881,742	$775,431

      Quanta currently does not have significant operations or long-lived assets in countries outside of the United States.

9.	Commitments and Contingencies

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations or financial position.

Self-Insurance

      Through June 30, 2003, Quanta was insured for employer’s liability, auto liability and general liability claims, subject to a deductible of $1,000,000 per occurrence with a deductible for workers’ compensation of $2,000,000 per occurrence. In August 2003, Quanta increased the deductible for auto liability claims from $1,000,000 to $2,000,000 per occurrence. Quanta’s consolidated non-union employee related health care benefits plan is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2002 and June 30, 2003, the amounts accrued for self-insured claims were $45.0 million and $53.8 million, respectively, with $27.4 million and $34.4 million, respectively, considered to be long-term and included in Other Non-Current Liabilities.

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

Leases

      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The following schedule shows the future minimum lease payments under these leases as of June 30, 2003 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2003	$120	$9,462
2004	103	12,660
2005	4	9,368
2006	—	4,391
2007	—	1,550
Thereafter	—	2,008

Total minimum lease payments	$227	$39,439

Less — Amounts representing interest	3

Present value of minimum lease payments	224
Less — Current portion	119

Total long-term obligations	$105

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek higher margins on our labor-intensive projects. As of June 30, 2003, we had a deductible of $1,000,000 per occurrence related to employer’s liability, automobile and general liability claims and a deductible for workers’ compensation insurance of $2,000,000 per occurrence. In August 2003, we increased the deductible for auto liability claims from $1,000,000 to $2,000,000 per occurrence. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Fluctuations in insurance accruals related to these deductibles could have an impact on operating margins in the period in which such adjustments are made.

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

Significant Balance Sheet Changes

      Total assets did not vary significantly as of June 30, 2003 compared to December 31, 2002. However, specific asset fluctuations are due to the following:

•	Cash increased $58.2 million primarily due to the receipt of a $38.2 million income tax refund in the second quarter of 2003, the receipt of $5.4 million associated with the issuance of stock and lower working capital requirements.

•	Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $14.3 million primarily due to lower levels of revenue and collections on accounts that were outstanding at December 31, 2002.

•	Current deferred taxes decreased $24.1 million due to certain items that we deducted for tax purposes in the 2002 tax return, which were originally not expected to be deducted in 2002.

•	Property and equipment, net decreased $18.9 million due to depreciation expense of $29.7 million recorded during the period and the sale of equipment that was no longer being used by certain of our subsidiaries, partially offset by increases as a result of capital expenditures of $12.5 million.

•	Accounts and notes receivable, net decreased $15.4 million primarily due to additional allowances recorded during the six months ended June 30, 2003.

•	Other assets, net increased $9.2 million primarily due to the funding of a cash trust account for self-insurance in the amount of $7.2 million.

      As of June 30, 2003, total liabilities increased approximately $1.6 million, redeemable common stock decreased $72.9 million and stockholders’ equity increased approximately $67.1 million compared to December 31, 2002. These fluctuations were primarily due to the following:

•	Accounts payable and accrued expenses decreased $10.7 million primarily due to a $6.9 million decrease in trade accounts payable resulting from lower levels of costs incurred during 2003 associated with lower revenues and the payment during 2003 of $3.3 million in accrued debt amendment costs incurred during December 2002 associated with amendments of certain of our debt agreements.

•	Deferred income taxes and other non-current liabilities increased $15.0 million primarily as a result of the recording of $8.2 million in additional long-term deferred tax liabilities due to increased differences between the book and tax bases of certain of our assets and an increase of $7.0 million in the long-term portion of our self-insurance reserves.

•	Redeemable common stock decreased $72.9 million. On December 20, 2002, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an investment of approximately $72.9 million. The shares of Series E Preferred Stock were converted into 24.3 million shares of common stock on December 31, 2002. Through February 20, 2003, First Reserve had the right to require us to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if we had a change in control. As such, the investment had been reflected in the consolidated balance sheet as redeemable common stock at December 31, 2002. On February 20, 2003, at the expiration of the right, the redeemable common stock was reclassified to stockholders’ equity.

•	Stockholders’ equity increased $67.1 million during the first six months of 2003. This was primarily the result of the reclassification of redeemable common stock of $72.9 million to stockholders’ equity, the issuance of approximately $1.9 million of common stock pursuant to our Employee Stock Purchase Plan and the issuance of approximately $3.5 million of common stock pursuant to First Reserve’s exercise of their preemptive rights. These increases were partially offset by a net loss attributable to common stock of $12.6 million.

Results of Operations

      The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2003		2002		2003

	(Dollars in thousands)
Revenues	$432,522	100.0%	$408,302	100.0%	$881,742	100.0%	$775,431	100.0%
Cost of services (including depreciation)	384,362	88.9	354,784	86.9	757,895	86.0	684,156	88.2

Gross profit	48,160	11.1	53,518	13.1	123,847	14.0	91,275	11.8
Selling, general and administrative expenses	59,489	13.7	58,107	14.2	110,209	12.5	97,077	12.5
Goodwill impairment	166,580	38.5	—	—	166,580	18.8	—	—

Income (loss) from operations	(177,909)	(41.1)	(4,589)	(1.1)	(152,942)	(17.3)	(5,802)	(0.7)
Interest expense	(8,035)	(1.9)	(8,138)	(2.0)	(15,889)	(1.8)	(16,102)	(2.1)
Other income, net	1,183	0.3	(326)	(0.1)	1,618	0.2	(110)	—

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	(184,761)	(42.7)	(13,053)	(3.2)	(167,213)	(18.9)	(22,014)	(2.8)
Provision (benefit) for income taxes	(7,564)	(1.7)	(3,218)	(0.8)	(282)	—	(7,336)	(0.9)

Income (loss) before cumulative effect of change in accounting principle	(177,197)	(41.0)	(9,835)	(2.4)	(166,931)	(18.9)	(14,678)	(1.9)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	445,422	50.5	—	—

Net income (loss)	(177,197)	(41.0)	(9,835)	(2.4)	(612,353)	(69.4)	(14,678)	(1.9)
Dividends on preferred stock, net of forfeitures	232	—	—	—	464	0.1	(2,109)	(0.3)

Net income (loss) attributable to common stock	$(177,429)	(41.0)%	$(9,835)	(2.4)%	$(612,817)	(69.5)%	$(12,569)	(1.6)%

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

      During the six months ended June 30, 2003, operating activities provided net cash flow of $73.2 million after considering $30.2 million in depreciation and amortization, $19.3 million for provision for doubtful accounts, $32.3 million for deferred income taxes and lower working capital requirements. We used net cash in investing activities of $18.8 million, including $12.5 million used for capital expenditures and $7.2 million used to fund a cash trust account for our self-insurance. Financing activities provided a net cash flow of $3.8 million, resulting primarily from $1.9 million from the issuance of stock under the Employee Stock Purchase Plan (ESPP) and approximately $3.5 million for shares of common stock sold pursuant to First Reserve’s exercise of their preemptive rights, offset by $1.6 million of net repayments of other long-term debt.

      We have a credit facility with 14 participating banks that matures on June 14, 2004. On March 31, 2003, the commitment was reduced from $250.0 million to $225.0 million and will remain in effect at such amount through December 31, 2003. Effective January 1, 2004, the credit facility will reduce to $200.0 million and remain in effect at such amount through maturity of the credit facility on June 14, 2004. Our borrowing availability is further restricted by $25.0 million until we achieve, for two consecutive fiscal quarters beginning with the fourth quarter of 2002, certain minimum EBITDA (as defined in the credit facility) requirements. We have not yet satisfied these EBITDA requirements. In addition, our borrowing availability under the credit facility is subject to reduction depending upon our degree of compliance with certain quarterly financial ratios. The credit facility is secured by a pledge of all of the capital stock of our subsidiaries and the majority of our assets and is to provide funds to be used for working capital and for other general corporate purposes. Our subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. Amounts borrowed under the credit facility bear interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of our total funded debt to EBITDA or (b) the bank’s prime rate plus up to 2.00%, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on our total funded debt to EBITDA, are due on any unused borrowing capacity under the credit facility. The credit facility contains certain financial ratio and indebtedness covenants, including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio. The credit facility also prohibits the payment of dividends and stock repurchase programs and limits capital expenditures and asset sales. Additionally the credit facility requires a mandatory reduction in the banks’ commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million.

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

      We anticipate that our cash on hand, cash flow from operations and our credit facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, further deterioration in the markets we serve, material changes in our customers’ revenues or cash flows or adverse weather conditions may negatively impact our revenues and cash flows and the ability to meet our financial covenants in the credit facility and senior secured notes. These factors, coupled with the lowered capacity and restrictive covenants of our credit facility and senior secured notes, may negatively impact our ability to meet such needs.

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

      We have guaranteed a residual value on certain equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2003, the maximum guaranteed residual value would have been approximately $135.2 mil-

lion. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

      Our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt obligations including capital leases	$390,711	$4,935	$2,194	$103,802	$5,263	$214,017	$60,500
Operating lease obligations	$39,439	$9,462	$12,660	$9,368	$4,391	$1,550	$2,008

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

      Change of Control. We have employment agreements with certain employees that become effective upon a change of control of Quanta (as defined in the employment agreements). The employment agreements provide that, following a change in control, if we terminate the employee’s employment without cause (as defined in the employment agreements), the employee terminates employment for good reason (as defined in the employment agreements), or the employee’s employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility and the terms of the employee’s prior employment arrangements. In addition, in the case of certain senior executives except Mr. Colson, our chief executive officer, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control.

      Related Party Transactions. In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of facility leases with prior owners.

New Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships entered into after June 30, 2003. We do not have any financial instruments that fall under the scope of this statement and do not believe that the adoption of SFAS No. 149 will have a material effect on either our financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 will be classified as liabilities (or an asset in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003.

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	The duration and extent of the current economic downturn;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	Material adverse changes in economic conditions in the markets served by us or by our customers;

•	The adverse impact of goodwill impairments;

•	Replacement of our contracts as they are completed or expire;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to effectively compete for market share;

•	Our ability to generate internal growth;

•	Our growth outpacing our infrastructure;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and acquisition strategy;

•	Potential exposure to environmental liabilities;

•	Our ability to effectively integrate the operations of our companies;

•	Beliefs and assumptions about the collectibility of receivables;

•	Our dependence on fixed price contracts;

•	Cancellation provisions within our contracts; and

•	Beliefs or assumptions about the outlook for markets we serve.

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

(c) Recent Sales of Unregistered Securities

      On April 28, 2003, First Reserve purchased 1,179,091 shares of common stock for a total purchase price of $3,497,778 pursuant to the exercise of their preemptive right to purchase a proportionate number of shares of common stock in respect of our issuance or sale of shares of common stock to third parties. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration. For the issuance, First Reserve was an “accredited investor” as defined in Rule 501 promulgated pursuant to the Securities Act.

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

      The following eight individuals were elected to the board of directors by the holders of the Common Stock of the Company, with no abstentions or broker non-votes:

Nominee	For	Against

James R. Ball	99,331,646	2,527,478
John R. Colson	99,293,626	2,565,498
Louis G. Golm	99,332,037	2,527,087
Ben A. Guill	99,332,232	2,526,892
James A. Nattier	99,332,388	2,526,736
Thomas J. Sikorski	99,322,578	2,536,546
Gary A. Tucci	99,332,456	2,526,668
John R. Wilson	99,329,315	2,529,809

      The holders of Limited Vote Common Stock of the Company elected Vincent D. Foster to the board of directors. Mr. Foster was elected by a vote of 613,701 shares of the Limited Vote Common Stock, with 322,592 shares voted against and no abstentions or broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number		Description

3.1	—	Certificate of Elimination of the Designation of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Certificate of Elimination of the Designation of the Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.3	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.43	—	Amendment No. 2 to Settlement and Governance Agreement between Quanta and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.44	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.45	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.46	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.47	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and Luke T. Spalj (previously filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit
Number		Description

31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: October 2, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Certificate of Elimination of the Designation of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Certificate of Elimination of the Designation of the Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.3	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.43	—	Amendment No. 2 to Settlement and Governance Agreement between Quanta and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.44	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.45	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.46	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.47	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta and Luke T. Spalj (previously filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)