Form 10-Q
period 2003-09-30
QUANTA SERVICES INC
filed 2003-11-14
CIK 1050915

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     115,511,093 shares of Common Stock were outstanding as of November 10, 2003. As of the same date, 1,067,750 shares of Limited Vote Common Stock were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Quanta Services, Inc. and Subsidiaries
         Consolidated Balance Sheets.................................    2
         Consolidated Statements of Operations.......................    3
         Consolidated Statements of Cash Flows.......................    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   17
Item 4.  Controls and Procedures.....................................   28

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   29
Item 6.  Exhibits and Reports on Form 8-K............................   29
Signature............................................................   30

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2003
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   27,901     $   77,827
  Accounts receivable, net of allowances of $37,585 and
     $29,343, respectively..................................      367,057        388,630
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................       54,749         53,460
  Inventories...............................................       25,646         25,665
  Current deferred taxes....................................       28,968          6,779
  Prepaid expenses and other current assets.................       25,176         33,366
                                                               ----------     ----------
          Total current assets..............................      529,497        585,727
Property and equipment, net.................................      369,568        346,022
Accounts and notes receivable, net of allowances of $28,389
  and $46,320, respectively.................................       50,900         35,689
Other assets, net...........................................       19,250         24,428
Goodwill and other intangibles, net.........................      395,597        395,400
                                                               ----------     ----------
          Total assets......................................   $1,364,812     $1,387,266
                                                               ==========     ==========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt......................   $    6,652     $    5,144
  Accounts payable and accrued expenses.....................      189,080        188,772
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       16,409         19,994
                                                               ----------     ----------
          Total current liabilities.........................      212,141        213,910
Long-term debt, net of current maturities...................      213,167        211,535
Convertible subordinated notes..............................      172,500        172,500
Deferred income taxes and other non-current liabilities.....       82,411        102,517
                                                               ----------     ----------
          Total liabilities.................................      680,219        700,462
                                                               ----------     ----------
Commitments and Contingencies
Redeemable common stock.....................................       72,922             --
Stockholders' Equity:
  Preferred Stock, $.00001 par value, 10,000,000 shares
     authorized:
     Series A Convertible Preferred Stock, 3,199,961 and no
      shares issued and outstanding, respectively...........           --             --
  Common Stock, $.00001 par value, 300,000,000 shares
     authorized, 70,632,899 and 116,439,340 shares issued
     and 69,706,528 and 115,512,969 outstanding,
     respectively(a)........................................           --             --
  Limited Vote Common Stock, $.00001 par value, 3,345,333
     shares authorized, 1,083,750 and 1,067,750 shares
     issued and outstanding, respectively...................           --             --
  Additional paid-in capital................................      980,303      1,070,446
  Deferred compensation.....................................         (302)        (8,142)
  Retained deficit..........................................     (356,605)      (363,775)
  Treasury Stock, 926,371 common shares, at cost............      (11,725)       (11,725)
                                                               ----------     ----------
          Total stockholders' equity........................      611,671        686,804
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $1,364,812     $1,387,266
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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2002       2003        2002         2003
                                                  --------   --------   ----------   ----------
Revenues........................................  $436,215   $436,133   $1,317,957   $1,211,564
Cost of services (including depreciation).......   381,947    381,125    1,139,842    1,065,281
                                                  --------   --------   ----------   ----------
  Gross profit..................................    54,268     55,008      178,115      146,283
Selling, general and administrative expenses....    68,747     38,886      178,956      135,963
Goodwill impairment.............................        --         --      166,580           --
                                                  --------   --------   ----------   ----------
  Income (loss) from operations.................   (14,479)    16,122     (167,421)      10,320
Other Income (Expense):
  Interest expense..............................    (9,807)    (8,080)     (25,696)     (24,182)
  Other, net....................................    (1,674)       182          (56)          72
                                                  --------   --------   ----------   ----------
Income (loss) before income tax provision
  (benefit) and cumulative effect of change in
  accounting principle..........................   (25,960)     8,224     (193,173)     (13,790)
Provision (benefit) for income taxes............   (17,644)     2,825      (17,926)      (4,511)
                                                  --------   --------   ----------   ----------
Income (loss) before cumulative effect of change
  in accounting principle.......................    (8,316)     5,399     (175,247)      (9,279)
Cumulative effect of change in accounting
  principle, net of tax.........................        --         --      445,422           --
                                                  --------   --------   ----------   ----------
Net income (loss)...............................    (8,316)     5,399     (620,669)      (9,279)
Dividends (forfeitures) on preferred stock,
  net...........................................       234         --          698       (2,109)
                                                  --------   --------   ----------   ----------
Net income (loss) attributable to common
  stock.........................................  $ (8,550)  $  5,399   $ (621,367)  $   (7,170)
                                                  ========   ========   ==========   ==========

                                                 (RESTATED --           (RESTATED --
                                                   NOTE 2)                NOTE 2)
Earnings (Loss) Per Share:
  Basic Earnings (Loss) per Share Before
     Cumulative Effect of Change in Accounting
     Principle..................................  $  (0.14)  $   0.05   $    (2.89)  $    (0.06)
  Cumulative Effect of Change in Accounting
     Principle, Net of Tax......................        --         --        (7.30)          --
                                                  --------   --------   ----------   ----------
  Basic Earnings (Loss) per Share...............  $  (0.14)  $   0.05   $   (10.19)  $    (0.06)
                                                  ========   ========   ==========   ==========
  Diluted Earnings (Loss) per Share Before
     Cumulative Effect of Change in Accounting
     Principle..................................  $  (0.14)  $   0.05   $    (2.89)  $    (0.06)
  Cumulative Effect of Change in Accounting
     Principle, Net of Tax......................        --         --        (7.30)          --
                                                  --------   --------   ----------   ----------
  Diluted Earnings (Loss) per Share.............  $  (0.14)  $   0.05   $   (10.19)  $    (0.06)
                                                  ========   ========   ==========   ==========
Shares Used in Computing Earnings (Loss) Per
  Share:
  Basic.........................................    60,808    116,567       60,964      112,484
                                                  ========   ========   ==========   ==========
  Diluted.......................................    60,808    116,645       60,964      112,484
                                                  ========   ========   ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   --------------------
                                                                2002       2003       2002        2003
                                                              --------   --------   ---------   --------
Cash Flows from Operating Activities:
  Net income (loss) attributable to common stock............  $ (8,550)  $  5,399   $(621,367)  $ (7,170)
  Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in) operating
    activities --
    Cumulative effect of change in accounting principle, net
      of tax................................................        --         --     445,422         --
    Goodwill impairment.....................................        --         --     166,580         --
    Depreciation and amortization...........................    15,276     14,920      45,293     45,128
    Loss on sale of property and equipment..................       527        307       1,223      1,001
    Provision for doubtful accounts.........................    24,642        504      30,209     19,761
    Deferred income tax provision (benefit).................     6,761      3,558     (11,509)    35,862
    Amortization of deferred compensation...................        62        839         187      1,923
    Preferred stock dividends, net of forfeitures...........       234         --         698     (2,109)
  Changes in operating assets and liabilities, net of
    non-cash transactions --
    (Increase) decrease in --
      Accounts receivable...................................    (2,316)   (37,113)     29,116    (27,993)
      Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................    (2,183)     2,032     (11,692)     1,289
      Inventories...........................................     3,949      1,173      (2,125)       (19)
      Prepaid expenses and other current assets.............     2,663     (3,582)      2,873     (3,597)
    Increase (decrease) in --
      Accounts payable and accrued expenses.................   (30,956)    10,462        (781)     6,188
      Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................    (4,246)     4,699     (14,819)     3,585
      Other, net............................................     3,334        389       2,711      2,900
                                                              --------   --------   ---------   --------
         Net cash provided by operating activities..........     9,197      3,587      62,019     76,749
                                                              --------   --------   ---------   --------
Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment..............     1,325      1,009       3,054      1,913
  Additions of property and equipment.......................    (6,433)   (11,459)    (39,804)   (23,936)
  Cash paid for acquisitions, net of cash acquired..........        --         --      (8,000)        --
  Cash restricted for self-insurance programs...............        --     (1,248)         --     (8,448)
  Notes receivable..........................................       (46)        --     (17,252)        --
                                                              --------   --------   ---------   --------
         Net cash used in investing activities..............    (5,154)   (11,698)    (62,002)   (30,471)
                                                              --------   --------   ---------   --------
Cash Flows from Financing Activities:
  Net borrowings under the credit facility..................     7,920         --      21,590         --
  Proceeds from other long-term debt........................       633        353       2,449      2,491
  Payments on other long-term debt..........................    (2,412)    (1,882)     (8,511)    (5,631)
  Debt issuance and amendment costs.........................    (2,700)      (315)     (2,700)      (315)
  Issuances of stock, net of offering costs.................     3,222      1,667       6,872      7,103
  Stock repurchases.........................................        77         --     (11,725)        --
  Exercise of stock options.................................         5         --       1,086         --
                                                              --------   --------   ---------   --------
         Net cash provided by (used in) financing
           activities.......................................     6,745       (177)      9,061      3,648
                                                              --------   --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    10,788     (8,288)      9,078     49,926
Cash and cash equivalents, beginning of period..............     4,577     86,115       6,287     27,901
                                                              --------   --------   ---------   --------
Cash and cash equivalents, end of period....................  $ 15,365   $ 77,827   $  15,365   $ 77,827
                                                              ========   ========   =========   ========
Supplemental Disclosure of Cash Flow Information
  Cash paid for --
    Interest................................................  $ 11,676   $  9,093   $  23,183   $ 20,042
    Income taxes, net of refunds............................       787     (1,144)      6,282    (39,566)

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

     In the course of its operations, Quanta is subject to certain risk factors, including but not limited to risks related to: economic downturn, access to capital, compliance with lenders' financial covenants, the financial condition of Quanta's customers, the collectibility of receivables, significant fluctuations in quarterly results, contract terms, recoverability of goodwill, rapid technological and structural changes in the industries Quanta serves, competition, internal growth and operating strategies, management of growth, acquisition integration and financing, unionized workforce, dependence on key personnel, availability of qualified employees, potential exposure to environmental liabilities and anti-takeover measures.

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

     It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in Quanta's Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003, as amended by Amendment No. 1 thereto on Form 10-K/A, which was filed with the SEC on October 2, 2003.

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

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

  Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts

     Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer's access to capital, the customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2003, Quanta has provided allowances for doubtful accounts of approximately $75.7 million. Certain of Quanta's customers, several of them large public telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties. Also, a number of Quanta's utility customers are experiencing financial difficulties in the current business climate. Should additional customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customers' revenues or cash flows could affect our ability to collect amounts due from them.

     In June 2002, a large Quanta customer, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. Quanta has filed liens on various properties to secure substantially all of its pre-petition receivables. The carrying value is based upon Quanta's understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. Quanta currently believes it will collect a substantial majority of the balances owed. Should any of the factors underlying Quanta's estimate change, the amount of Quanta's allowance could change significantly. Quanta is uncertain as to whether such receivables will be collected within one year and therefore has included this amount in non-current assets as Accounts and Notes Receivable. Also included in non-current Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. Quanta has provided allowances for these notes receivable due to a substantial deterioration in the estimated future cash flows of the plants, resulting in a carrying value equal to the estimated value of the collateral securing these notes. As of September 30, 2003, the total long-term balances due from both of these customers was $81.2 million, net of an allowance for doubtful accounts of $46.3 million.

  Concentration of Credit Risk

     Quanta grants credit, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta typically has certain lien rights on the services provided.

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

     Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta's net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   --------------------
                                                2002       2003       2002        2003
                                              ---------   -------   ---------   --------
Net income (loss) attributable to common
  stock
  As Reported...............................  $ (8,550)   $5,399    $(621,367)  $ (7,170)
  As Adjusted -- Basic......................  $(14,088)   $4,897    $(637,849)  $(12,705)
  As Adjusted -- Diluted....................  $(14,088)   $4,897    $(637,849)  $(12,705)
Earnings (loss) per share
  As Reported -- Basic......................  $  (0.14)   $ 0.05    $  (10.19)  $  (0.06)
  As Adjusted -- Basic......................  $  (0.23)   $ 0.04    $  (10.46)  $  (0.11)
  As Reported -- Diluted....................  $  (0.14)   $ 0.05    $  (10.19)  $  (0.06)
  As Adjusted -- Diluted....................  $  (0.23)   $ 0.04    $  (10.46)  $  (0.11)

     See Note 7 for additional discussion of the restricted stock issued under Quanta's 2001 Stock Incentive Plan and the effects thereof.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

2.  PER SHARE INFORMATION

     Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2002 and 2003 is illustrated below (in thousands):

                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                 -------------------------------------   ------------------------------------
                                     2002           2002        2003         2002           2002       2003
                                 -------------   ----------   --------   -------------   ----------   -------
                                 (AS REPORTED)   (RESTATED)              (AS REPORTED)   (RESTATED)
Net Income (Loss):
  Net income (loss)
     attributable to common
     stock.....................     $(8,550)      $(8,550)    $  5,399     $(621,367)    $(621,367)   $(7,170)
  Dividends on Series A
     Convertible Preferred
     Stock, net of forfeitures,
     if assumed conversion is
     dilutive..................         234            --           --           698            --         --
                                    -------       -------     --------     ---------     ---------    -------
  Net income (loss) for basic
     earnings (loss) per
     share.....................      (8,316)       (8,550)       5,399      (620,669)     (621,367)    (7,170)
                                    -------       -------     --------     ---------     ---------    -------
  Effect of convertible
     subordinated notes under
     the "if converted"
     method -- interest expense
     addback, net of taxes.....          --            --           --            --            --         --
                                    -------       -------     --------     ---------     ---------    -------
  Net income (loss) for diluted
     earnings (loss) per
     share.....................     $(8,316)      $(8,550)    $  5,399     $(620,669)    $(621,367)   $(7,170)
                                    =======       =======     ========     =========     =========    =======
Weighted Average Shares:
  Weighted average shares
     outstanding for basic
     earnings (loss) per share,
     including Series A
     Convertible Preferred
     Stock, if dilutive........      77,552        60,808      116,567        76,941        60,964    112,484
  Effect of dilutive stock
     options...................         654            --           78         1,243            --         --
  Effect of convertible
     subordinated notes under
     the "if converted"
     method -- weighted
     convertible shares........          --            --           --            --            --         --
                                    -------       -------     --------     ---------     ---------    -------
  Weighted average shares
     outstanding for diluted
     earnings (loss) per
     share.....................      78,206        60,808      116,645        78,184        60,964    112,484
                                    =======       =======     ========     =========     =========    =======

     For the three and nine months ended September 30, 2002, approximately 9.3 million and 8.3 million stock options were excluded from the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of Quanta's common stock. For the three and nine months ended September 30, 2003, approximately 1.0 million and 1.4 million stock options were excluded from the computation of diluted earnings
(loss) per share because the options' exercise prices were greater than the average market price of Quanta's common stock. For the three and nine months ended September 30, 2002, Quanta excluded 72,762 and 270,020 stock options, with exercise prices lower than the average

                     QUANTA SERVICES, INC. AND SUBSIDIARIES
market price of Quanta's Common Stock, from the computation of diluted earnings
(loss) per share because the effect of including them would be antidilutive. For the nine months ended September 30, 2003, Quanta excluded 9,237 stock options, with exercise prices lower than the average market price of Quanta's Common Stock, from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three and nine months ended September 30, 2002 and 2003, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share.

     Restatement -- The weighted average number of basic and dilutive shares and the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2002, have been restated to conform to Quanta's Amendment No. 1 on Form 10-K/A filed with the SEC on October 2, 2003. The weighted average number of shares for the three and nine months ended September 30, 2002 were restated to exclude the shares issuable upon conversion of the Series A Convertible Preferred Stock from the computation of basic and diluted earnings (loss) per share, as the effect of including those shares was antidilutive. The restatement of the weighted average number of shares results in the restatement of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2002 to $(0.14) and $(10.19) compared to the originally reported earnings (loss) per share of $(0.11) and $(7.94). For the nine months ended September 30, 2002, the restated basic and diluted earnings
(loss) per share before cumulative effect of change in accounting principle is $(2.89) per share, compared to the originally reported amount of $(2.24) per share and the restated basic and diluted earnings (loss) per share of the cumulative effect of change in accounting principle is $(7.30) per share compared to $(5.70) per share as originally reported.

3.  INCOME TAXES

     Quanta follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 will be classified as liabilities (or assets in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

     Based on Quanta's transitional impairment test performed upon adoption of SFAS No. 142 during the nine months ended September 30, 2002, Quanta recognized a $488.5 million non-cash charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of Quanta's reporting units. Under SFAS No. 142, the impairment adjustment recognized upon adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax.

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

     Late in the second quarter of 2003, a dispute developed between one of Quanta's subsidiaries and its primary customer, leading to a suspension of work for that customer. It is unclear whether the dispute will be resolved favorably or whether work for this customer will resume. If the dispute settles unfavorably for the subsidiary or the subsidiary is unable to replace this work with comparable cash flows, Quanta may record a non-cash goodwill impairment charge of up to $6.5 million.

6.  DEBT

  Credit Facility

     As of September 30, 2003, Quanta had a $225.0 million credit facility with 14 participating banks, which would have matured on June 14, 2004. The credit facility was secured by a pledge of substantially all of the capital stock of Quanta's subsidiaries and the majority of Quanta's assets and was to provide funds to be used for working capital and for other general corporate purposes. Quanta's subsidiaries guaranteed the repayment of all amounts due under the facility and the facility restricted pledges on all material assets. Amounts borrowed under the credit facility bore interest at a rate equal to either (a) the London Interbank Offered Rate (the 30 day LIBOR rate was 1.12% at September 30, 2003) plus 1.50% to 3.50%, as determined by the ratio of Quanta's total funded debt to EBITDA (as defined in the credit facility) or (b) the bank's prime rate (which was 4.0% at September 30, 2003) plus up to 2.00%, as determined by the ratio of Quanta's total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on Quanta's total funded debt to

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

EBITDA, were due on any unused borrowing capacity under the credit facility. The credit facility contained certain financial ratio and indebtedness covenants, including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio. The credit facility also prohibited the payment of dividends and stock repurchase programs and limited capital expenditures and asset sales. Additionally the credit facility required a mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. As of September 30, 2003, Quanta had $90.7 million of letters of credit outstanding under the credit facility, primarily to secure Quanta's potential obligations under its casualty insurance programs.

     In November 2003, Quanta amended its credit facility to convert it into a fully funded term loan of $60.0 million and a letter of credit facility of up to $120.0 million with one bank, maturing on January 1, 2005. The term loan was used to repay a portion of the senior secured notes, discussed below. Amounts borrowed under the term loan bear interest at a rate equal to LIBOR plus 3.25%. The credit facility as amended is secured by a pledge of substantially all of the capital stock of Quanta's subsidiaries and the majority of Quanta's assets. Quanta's U.S. subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The facility contains certain financial ratio and indebtedness covenants, including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio, that are generally less restrictive than those in existence prior to amendment. The facility also prohibits the payment of dividends and stock repurchase programs and limits capital expenditures and asset sales. The facility requires cash collateralization of all letters of credit, and Quanta has collateralized the $90.7 million in letters of credit that were outstanding as of September 30, 2003. As a result of the amendment, $1.1 million in unamortized deferred financing costs will be expensed during the fourth quarter of 2003.

     Quanta currently has a commitment from a lender for a new $200.0 million credit facility, subject to certain conditions precedent. Quanta anticipates closing the new credit facility in the fourth quarter of 2003 and plans to pay off the above discussed term loan and letter of credit facility with the proceeds of the new facility.

  4.0% Convertible Subordinated Notes

     During the third quarter of 2000, Quanta issued $172.5 million principal amount of convertible subordinated notes. These convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of Quanta's common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. Quanta has the option to redeem the notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however redemption is prohibited by Quanta's credit facility as amended. If certain fundamental changes occur, as described in the indenture under which Quanta issued the notes, holders of the convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the convertible subordinated notes would be required under Quanta's credit facility as amended.

  4.5% Convertible Subordinated Notes

     In October 2003, Quanta issued $270.0 million principal amount of convertible subordinated notes. Quanta used the net proceeds to repay a portion of the senior secured notes, discussed below, and to cash collateralize the letters of credit under the credit facility as amended. These convertible subordinated notes bear interest at 4.5% per year and are convertible into shares of Quanta's common stock at a price of

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

$11.14 per share, subject to adjustment as a result of certain events. The convertible subordinated notes require semi-annual interest payments beginning April 1, 2004, until the notes mature on October 1, 2023.

     The convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of Quanta's common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta's common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta's common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of Quanta's common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price.

     Beginning October 8, 2008, Quanta may redeem for cash some or all of the notes at par value plus accrued and unpaid interest. The holders of the notes may require Quanta to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Any repurchases on October 1, 2008 must be paid in cash, and for all other repurchases, Quanta has the option of settling with cash, shares of Quanta's common stock or a combination thereof. If Quanta elects to settle with shares of common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta's common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta.

  Senior Secured Notes

     As of September 30, 2003, Quanta had $210.0 million principal amount of senior secured notes outstanding, primarily with insurance companies, with maturities currently ranging from March 2005 to September 2010. The senior secured notes bore interest at a weighted average interest rate between 8.41% and 9.91% as determined by the ratio of Quanta's total funded debt to EBITDA. The weighted average interest rate as of September 30, 2003 was 9.91%. In addition, the senior secured notes carried a make-whole provision customary for this type of debt instrument on prepayment of principal, including any mandatory prepayments. The senior secured notes carried cross-default provisions and ranked equally in right of repayment with indebtedness under Quanta's then existing credit facility.

     In the fourth quarter of 2003, Quanta retired the $210.0 million of senior secured notes and paid associated make-whole prepayment premiums in the amount of $31.3 million. The make-whole prepayment premiums, along with the related unamortized deferred financing costs in the amount of approximately $2.6 million, will be expensed in the fourth quarter of 2003.

7.  STOCKHOLDERS' EQUITY

  Series A Convertible Preferred Stock

     In September 1999, Quanta issued shares of Series A Convertible Preferred Stock, $.00001 par value per share. All outstanding shares of Series A Convertible Preferred Stock remaining were converted into common stock during the first quarter of 2003 and the series was eliminated during the second quarter of 2003.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

     In connection with their investment, First Reserve is entitled to a pre-emptive right to purchase shares of common stock upon Quanta's issuance of shares to third parties. During the first nine months of 2003, First Reserve acquired 1,201,128 shares pursuant to such right.

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

     On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta's common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer vests over three years in equal annual installments on February 28 of each year, beginning February 28, 2004, assuming the employee or consultant continues to meet the requirements for vesting. On March 10, 2003, Quanta accepted for exchange and canceled eligible options to purchase an aggregate of 6,769,483 shares of its common stock, representing approximately 93% of the 7,289,750 options that were eligible to be tendered in the offer as of the expiration date. Pursuant to the terms of the offer, Quanta granted restricted stock representing an aggregate of 3,022,112 shares of its common stock, or approximately $9.0 million in value, in exchange for the tendered eligible options. This restricted stock issuance will require Quanta to recognize a non-cash compensation charge of approximately $3.0 million per year over the three-year vesting period of the restricted stock. The remaining eligible options that were not exchanged will be required to be accounted for under variable plan accounting under APB Opinion No. 25. In the future, to the extent that Quanta's stock price exceeds the exercise price of an eligible option that was not exchanged, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital. No charges have been recorded with respect to these options under variable plan accounting through September 30, 2003.

     As of September 30, 2002 and 2003, 63,614 and 3,229,262 shares of restricted stock were outstanding. The compensation expense recognized with respect to all restricted stock during the three and nine months ended September 30, 2002 was approximately $62,000 and $187,500, and for the three and nine months ended September 30, 2003 was approximately $839,000 and $1,923,000.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Electric power and gas network services.....................  $  714,333   $  736,631
Telecommunications network services.........................     224,053      180,523
Cable television network services...........................     160,791       84,809
Ancillary services..........................................     218,780      209,601
                                                              ----------   ----------
                                                              $1,317,957   $1,211,564
                                                              ==========   ==========

     Quanta currently does not have significant operations or long-lived assets in countries outside of the United States.

9.  COMMITMENTS AND CONTINGENCIES

  Litigation

     Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, Quanta establishes reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta's results of operations or financial position.

  Self-Insurance

     As of September 30, 2003, Quanta was insured for employer's liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers' compensation, subject to a deductible of $2,000,000 per occurrence. Quanta's consolidated non-union employee related health care benefits plan is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts under all plans are accrued based upon Quanta's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2002 and September 30, 2003, the amounts accrued for self-insured claims were $45.0 million and $60.4 million, with $27.4 million and $34.4 million considered to be long-term and included in Other Non-Current Liabilities.

     Quanta is contractually obligated to fund its casualty self-insurance obligations applicable to the policy period from March 1, 2003 to February 29, 2004 with a combination of a cash trust account of $14.4 million and letters of credit totaling $24.4 million. Through September 30, 2003, Quanta had funded the cash trust account with $10.8 million and issued $18.6 million in letters of credit pursuant to the policy period from

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

March 1, 2003 to February 29, 2004. As of September 30, 2003, the remaining restricted cash balance totaled $8.4 million, with $4.6 million classified as current and included in Prepaid Expenses and Other Current Assets and $3.8 million classified as non-current and included in Other Assets, Net.

  Performance Bonds

     In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of September 30, 2003, the total amount of outstanding performance bonds was approximately $515.6 million.

  Leases

     Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The following schedule shows the future minimum lease payments under these leases as of September 30, 2003 (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Year Ending December 31 --
2003........................................................   $ 45      $ 4,880
2004........................................................    103       14,734
2005........................................................      4       10,421
2006........................................................     --        5,304
2007........................................................     --        2,309
Thereafter..................................................     --        4,483
                                                               ----      -------
          Total minimum lease payments......................   $152      $42,131
                                                               ====      =======
  Less -- Amounts representing interest.....................      2
                                                               ----
  Present value of minimum lease payments...................    150
  Less -- Current portion...................................     45
                                                               ----
  Total long-term obligations...............................   $105
                                                               ====

     Quanta has guaranteed a residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2003, the maximum guaranteed residual value would have been approximately $121.8 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

  Contingent Payments

     Quanta is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement and depending upon the ultimate profitability or losses on certain projects, the collection of the underlying receivables and the result of pending litigation. Quanta may be required to make additional payments to such former owners with a combination of common stock and cash. At September 30, 2003, the amount of additional payments could equal up to $15.5 million, depending on the contingencies outlined above. This amount may be adjusted significantly higher or lower over the term of the agreement.

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

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

     Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2003, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2003, as amended by Amendment No. 1 thereto on Form 10-K/A which was filed on October 2, 2003 and is available at the SEC's Web site at www.sec.gov.

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

     Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitutes a greater portion of the cost of services. We can predict materials costs more accurately than labor costs. Therefore, to compensate for the potential variability of labor costs, we seek higher margins on our labor-intensive projects. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of September 30, 2003, we had a deductible of $1,000,000 per occurrence related to employer's liability and general liability claims and a deductible of $2,000,000 per occurrence for automobile liability and workers' compensation insurance. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year.

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

SIGNIFICANT BALANCE SHEET CHANGES

     Total assets increased $22.5 million as of September 30, 2003 compared to December 31, 2002. These fluctuations were primarily due to the following:

     - Cash increased $49.9 million primarily due to the receipt of a $38.2 million income tax refund in the second quarter of 2003, and the receipt of $7.1 million associated with the issuance of common stock.

     - Accounts receivable increased $21.6 million primarily due to a higher proportion of revenues for the third quarter being earned in the last month of the quarter.

     - Current deferred taxes decreased $22.2 million due to certain items that we deducted for tax purposes in the 2002 tax return, which were originally not expected to be deducted in 2002.

     - Prepaid expenses and other current assets increased $8.2 million due to the funding of a cash trust account for the current portion of self-insurance claims liability in the amount of $4.6 million and to a net change in prepayments for insurance policy renewals in the amount of $4.9 million, partially offset by monthly amortization of various prepaid balances.

     - Property and equipment, net decreased $23.5 million due to depreciation expense of $44.6 million recorded during the period and $2.9 million for the sale of equipment that was no longer being used by certain of our subsidiaries, partially offset by increases as a result of capital expenditures of $23.9 million.

     - Accounts and notes receivable, net decreased $15.2 million primarily due to additional allowances recorded during the nine months ended September 30, 2003.

     - Other assets, net increased $5.2 million primarily due to the funding of a cash trust account for self-insurance in the amount of $3.8 million.

     As of September 30, 2003, total liabilities increased approximately $20.2 million, redeemable common stock decreased $72.9 million and stockholders' equity increased approximately $75.1 million compared to December 31, 2002. These fluctuations were primarily due to the following:

     - Deferred income taxes and other non-current liabilities increased $20.1 million as a result of the recording of $13.7 million in additional long-term deferred tax liabilities due to increased differences between the book and tax bases of certain of our assets and an increase of $7.0 million in the long-term portion of our self-insurance reserves.

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

     - Stockholders' equity increased $75.1 million primarily due to the reclassification of redeemable common stock of $72.9 million to stockholders' equity, the issuance of approximately $3.5 million of common stock pursuant to our Employee Stock Purchase Plan, the issuance of approximately $3.6 million of common stock pursuant to First Reserve's exercise of their preemptive rights and the net effect of restricted stock in the amount of $1.6 million. These increases were partially offset by a net loss attributable to common stock of $7.2 million.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

                                   THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------   ---------------------------------------
                                        2002               2003                2002                 2003
                                  ----------------   ----------------   ------------------   ------------------
                                                             (DOLLARS IN THOUSANDS)
Revenues........................  $436,215   100.0%  $436,133   100.0%  $1,317,957   100.0%  $1,211,564   100.0%
Cost of services (including
  depreciation).................   381,947    87.6    381,125    87.4    1,139,842    86.5    1,065,281    87.9
                                  --------   -----   --------   -----   ----------   -----   ----------   -----
      Gross profit..............    54,268    12.4     55,008    12.6      178,115    13.5      146,283    12.1
Selling, general and
  administrative expenses.......    68,747    15.7     38,886     8.9      178,956    13.6      135,963    11.2
Goodwill impairment.............        --      --         --      --      166,580    12.6           --      --
                                  --------   -----   --------   -----   ----------   -----   ----------   -----
      Income (loss) from
         operations.............   (14,479)   (3.3)    16,122     3.7     (167,421)  (12.7)      10,320     0.9
Interest expense................    (9,807)   (2.2)    (8,080)   (1.8)     (25,696)   (1.9)     (24,182)   (2.0)
Other income, net...............    (1,674)   (0.4)       182      --          (56)     --           72      --
                                  --------   -----   --------   -----   ----------   -----   ----------   -----
Income (loss) before income tax
  provision (benefit) and
  cumulative effect of change in
  accounting principle..........   (25,960)   (5.9)     8,224     1.9     (193,173)  (14.6)     (13,790)   (1.1)
Provision (benefit) for income
  Taxes.........................   (17,644)   (4.0)     2,825     0.7      (17,926)   (1.3)      (4,511)   (0.3)
                                  --------   -----   --------   -----   ----------   -----   ----------   -----
Income (loss) before cumulative
  effect of change in accounting
  principle.....................    (8,316)   (1.9)     5,399     1.2     (175,247)  (13.3)      (9,279)   (0.8)
Cumulative effect of change in
  accounting principle, net of
  tax...........................        --      --         --      --      445,422    33.8           --      --
                                  --------   -----   --------   -----   ----------   -----   ----------   -----
  Net income (loss).............    (8,316)   (1.9)     5,399     1.2     (620,669)  (47.1)      (9,279)   (0.8)
Dividends on preferred stock,
  net of forfeitures............       234      --         --      --          698     0.1       (2,109)   (0.2)
                                  --------   -----   --------   -----   ----------   -----   ----------   -----
  Net income (loss) attributable
    to common stock.............  $ (8,550)   (1.9)% $  5,399     1.2%  $ (621,367)  (47.2)% $   (7,170)   (0.6)%
                                  ========   =====   ========   =====   ==========   =====   ==========   =====

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Revenues did not vary significantly from period to period for the three months ended September 30, 2003. Revenues decreased $106.4 million to $1.21 billion, or 8.1%, for the nine months ended September 30, 2003, with revenues derived from the cable television network services industry decreasing by approximately $76.0 million, revenues from the telecommunications network services industry decreasing by approximately $43.5 million and revenues from ancillary services decreasing approximately $9.2 million. These decreases were partially offset by increases in revenues derived from the electric power and gas network services industry of approximately $22.3 million. The overall decrease was due to the continued decrease in capital spending by our customers, the inability of certain of these customers to raise new capital, and the continued downturn in the national economy, which have negatively impacted the award of work to specialty contractors. Pricing pressures have also contributed to lower revenues as the competitive bid environment has tightened.

     Gross profit. Gross profit increased $0.7 million, or 1.4%, to $55.0 million for the three months ended September 30, 2003; as a percentage of revenues, gross margin did not vary significantly from period to period. Gross profit decreased $31.8 million, or 17.9%, to $146.3 million for the nine months ended September 30, 2003. As a percentage of revenue, gross margin decreased from 13.5% for the nine months ended September 30, 2002 to 12.1% for the nine months ended September 30, 2003. The decrease in gross margin was attributable to shutdowns, delays and substantial operating inefficiencies resulting from severe snowfall in the Northeast and Mountain regions of the United States during the first quarter of 2003, substantially higher than normal rainfall amounts in the South and Southeast during the first and second quarters of 2003 and negative impacts due to the economic factors and pricing pressures noted above, partially offset by increased margins on telecommunications revenues during the second quarter of 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $29.9 million, or 43.4%, to $38.9 million for the three months ended September 30, 2003. During the three months ended September 30, 2002, we recorded $25.7 million in bad debt expense compared to $0.5 million during the three months ended September 30, 2003. Absent bad debt expense, selling, general and administrative expenses for the three months ended September 30, 2003 decreased $4.7 million primarily due to reductions in salary and benefit costs, facility related costs and travel and entertainment costs as a result of reductions in personnel and the closure of certain offices. Selling, general and administrative expenses decreased $43.0 million, or 24.0%, to $136.0 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, we recorded $34.3 million in bad debt expense and proxy defense costs in the amount of $10.5 million. During the nine months ended September 30, 2003, we recorded $19.8 million in bad debt expense. Absent these items, selling, general and administrative expenses for the nine months ended September 30, 2003 decreased $18.0 million primarily due to reductions in salary and benefit costs, facility related costs and travel and entertainment costs as a result of reductions in personnel and the closure of certain offices.

     Goodwill impairment. During the nine months ended September 30, 2002, we recognized an interim non-cash SFAS No. 142 goodwill impairment charge of $166.6 million. Any interim impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets we serve. We did not recognize an interim non-cash goodwill impairment charge during the nine months ended September 30, 2003.

     Interest expense. Interest expense decreased $1.7 million, or 17.6%, to $8.1 million for the three months ended September 30, 2003. This decrease was due to lower levels of debt in 2003, partially offset by increased interest rates. Interest expense decreased $1.5 million, or 5.9%, to $24.2 million for the nine months ended September 30, 2003, also due to lower levels of debt in 2003, partially offset by increased interest rates.

     Provision (benefit) for income taxes. The provision for income taxes was $2.8 million for the three months ended September 30, 2003, with an effective tax rate of 34.4%, compared to a benefit of $17.6 million for the three months ended September 30, 2002, with an effective tax rate of 68.0%. The benefit for income taxes was $4.5 million for the nine months ended September 30, 2003, with an effective tax rate of 32.7%, compared to a benefit of $17.9 million, with an effective tax rate of 9.3% for the nine months ended September 30, 2002. The 2003 estimated annual effective tax rate reflects a benefit for income taxes at a rate that is lower than the combined federal and blended state tax rate due to tax expense on permanent differences. The tax rates in 2002 reflect the recording of the net realizable benefit relating to the goodwill impairment charge offset by tax expense on permanent differences.

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

     Dividends on preferred stock, net of forfeitures. For the nine months ended September 30, 2003, we recorded approximately $2.1 million in forfeitures of dividends on the Series A Convertible Preferred Stock.

During the first quarter of 2003, all outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were reversed on the date of conversion.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had cash and cash equivalents of $77.8 million, working capital of $371.8 million and long-term debt of $384.0 million, net of current maturities. Our long-term debt balance at that date included borrowings of $210.0 million of senior secured notes, $1.5 million of other debt and $172.5 million of convertible subordinated notes.

     During the nine months ended September 30, 2003, operating activities provided net cash flow of $76.7 million after considering $45.1 million in depreciation and amortization, $19.8 million for provision for doubtful accounts and $35.9 million for deferred income taxes. We used net cash in investing activities of $30.5 million, including $23.9 million used for capital expenditures and $8.4 million used to fund a cash trust account for our self-insurance. Financing activities provided net cash flow of $3.6 million, resulting primarily from approximately $3.5 million from the issuance of stock under the Employee Stock Purchase Plan (ESPP) and approximately $3.6 million for shares of common stock sold pursuant to First Reserve's exercise of their preemptive rights, partially offset by $3.1 million of net repayments of other long-term debt and $0.3 million of debt issuance costs.

     As of September 30, 2003, we had a $225.0 million credit facility with 14 participating banks, which would have matured on June 14, 2004. The credit facility was secured by a pledge of substantially all of the capital stock of our subsidiaries and the majority of our assets and was to provide funds to be used for working capital and for other general corporate purposes. Our subsidiaries guaranteed the repayment of all amounts due under the facility and the facility restricted pledges on all material assets. Amounts borrowed under the credit facility bore interest at a rate equal to either (a) LIBOR plus 1.50% to 3.50%, as determined by the ratio of our total funded debt to EBITDA (as defined by the credit facility) or (b) the bank's prime rate plus up to 2.00%, as determined by the ratio of our total funded debt to EBITDA. Commitment fees of 0.375% to 0.50%, based on our total funded debt to EBITDA, were due on any unused borrowing capacity under the credit facility. The credit facility contained certain financial ratio and indebtedness covenants, including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio. The credit facility also prohibited the payment of dividends and stock repurchase programs and limited capital expenditures and asset sales. Additionally the credit facility required a mandatory reduction in the banks' commitment by a portion of the proceeds from asset sales in excess of $5.0 million annually or upon the issuance of additional debt in excess of $15.0 million. As of September 30, 2003, we had $90.7 million of letters of credit outstanding under the credit facility, primarily to secure our potential obligations under the casualty insurance programs.

     In November 2003, we amended our credit facility to convert it into a fully funded term loan of $60.0 million and a letter of credit facility of up to $120.0 million with one bank, maturing on January 1, 2005. The term loan was used to repay a portion of the senior secured notes, discussed below. Amounts borrowed under the term loan bear interest at a rate equal to LIBOR plus 3.25%. The credit facility as amended is secured by a pledge of substantially all of the capital stock of our subsidiaries and the majority of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the facility and the facility restricts pledges on all material assets. The facility contains certain financial ratio and indebtedness covenants including a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio and a maximum senior debt to EBITDA ratio, that are generally less restrictive than those in existence prior to amendment. The facility also prohibits the payment of dividends and stock repurchase programs and limits capital expenditures and asset sales. The facility requires cash collateralization of all letters of credit, and we have collateralized the $90.7 million in letters of credit that were outstanding as of September 30, 2003. As a result of the amendment, $1.1 million in unamortized deferred financing costs will be expensed into interest expense during the fourth quarter of 2003.

     We currently have a commitment from a lender for a new $200.0 million credit facility, subject to certain conditions precedent. We anticipate closing the new credit facility in the fourth quarter of 2003 and plan to pay off the above discussed term loan and letter of credit facility with the proceeds of the new facility.

     As of September 30, 2003, we had $172.5 million in convertible subordinated notes outstanding. These convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, redemption is prohibited by our credit facility as amended. If certain fundamental changes occur, as described in the indenture under which we issued the convertible subordinated notes, holders of the convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the convertible subordinated notes would be required under our credit facility as amended.

     In October 2003, we issued $270.0 million principal amount of convertible subordinated notes. These convertible subordinated notes bear interest at 4.5% per year and are convertible into shares of Quanta's common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. We used the net proceeds to repay a portion of the senior secured notes, discussed below, and to cash collateralize the letters of credit under the credit facility as amended. The convertible subordinated notes require semi-annual interest payments beginning April 1, 2004, until the notes mature on October 1, 2023.

     The 4.5% convertible subordinated notes are convertible by the holder if
(i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with a valve equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price.

     Beginning October 8, 2008, we may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest. The holders of the notes may require us to repurchase some or all of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013, or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. Any repurchases on October 1, 2008 must be paid in cash, and for all other repurchases, we have the option of settling with cash, shares of our common stock or a combination thereof. If we elect to settle with shares of common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by us.

     As of September 30, 2003, we had $210.0 million principal amount of senior secured notes outstanding, primarily with insurance companies, with maturities currently ranging from March 2005 to September 2010. The senior secured notes bore interest at a weighted average interest rate between 8.41% and 9.91% as determined by the ratio of our total funded debt to EBITDA. The weighted average interest rate as of September 30, 2003 was 9.91%. In addition, the senior secured notes carried a make-whole provision customary for this type of debt instrument on prepayment of principal, including any mandatory prepayments. The senior secured notes carried cross-default provisions and ranked equally in right of repayment with indebtedness under our then existing credit facility.

     In the fourth quarter of 2003, we retired the $210.0 million of senior secured notes and paid associated make-whole prepayment premiums in the amount of $31.3 million. The make-whole prepayment premiums, along with related unamortized deferred financing costs in the amount of approximately $2.6 million, will be expensed in the fourth quarter of 2003.

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

     During the first quarter of 2003, all outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Dividends of $2.3 million that had accrued on the shares of Series A Convertible Preferred Stock, which included $0.2 million accrued during the first quarter of 2003, were reversed on the date of the conversion.

     As of November 12, 2003, after considering the refinancing transactions discussed above, we have approximately $63 million in unrestricted cash. We anticipate that our cash on hand and cash flow from operations will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for at least the next 12 months. However, further deterioration in the markets we serve, material changes in our customers' revenues or cash flows or adverse weather conditions may negatively impact our revenues and cash flows and the ability to meet such needs.

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

     We have guaranteed a residual value on certain equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2003, the maximum guaranteed residual value would have been approximately $121.8 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

     As of September 30, 2003, we had $90.7 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2003 and 2004. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. The credit facility as amended requires cash collateralization of all letters of credit, and we have collateralized the $90.7 million in letters of credit that were outstanding as of September 30, 2003.

     We are contractually obligated to fund our casualty self-insurance obligations applicable to the policy period from March 1, 2003 to February 29, 2004 with a combination of a cash trust account of $14.4 million and letters of credit totaling $24.4 million. Through September 30, 2003, we had funded the cash trust account with $10.8 million and issued $18.6 million in letters of credit pursuant to the policy period from March 1, 2003 to February 29, 2004.

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of September 30, 2003, the total amount of outstanding performance bonds was approximately $515.6 million.

     As of September 30, 2003, our future contractual obligations, including interest under capital leases, were as follows (in thousands):

                                  TOTAL      2003     2004       2005      2006      2007     THEREAFTER
                                 --------   ------   -------   --------   ------   --------   ----------
Long-term debt obligations
  including capital leases.....  $389,181   $3,399   $ 2,200   $103,802   $5,263   $214,017    $60,500
Operating lease obligations....  $ 42,131   $4,880   $14,734   $ 10,421   $5,304   $  2,309    $ 4,483

     Concentration of Credit Risk. We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain lien rights on our services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy. A number of our utility customers are also experiencing business challenges in the current business climate. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed.

     In June 2002, a large customer, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We have filed liens on various properties to secure substantially all of our pre-petition receivables. Our carrying value is based upon our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. We currently believe we will collect a substantial majority of the balances owed. Should any of the factors underlying our estimate change, the amount of our allowance could change significantly. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as Accounts and Notes Receivable as of June 30, 2003. Also included in non-current Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured and bear interest at 9.5% per year. We have provided allowances for these notes receivable due to a substantial deterioration in the estimated future cash flows of the plants, resulting in a carrying value equal to the estimated value of the collateral securing these notes. As of September 30, 2003, the total long-term balances due from both of these customers was $81.2 million, net of an allowance for doubtful accounts of $46.3 million.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 will be classified as liabilities (or an asset in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

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

          Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer's access to capital, our customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. For example, certain of our customers, primarily large public telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties, and as a result we increased our allowance for doubtful accounts to reflect that certain customers may be unable to meet their obligations to us in the future. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

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

          Self-Insurance. We are insured for employer's liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for auto liability and workers' compensation insurance subject to a deductible of $2,000,000 per occurrence. We also have a corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

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

     We expect consistent demand for our services from our electric power and gas customers throughout 2003 and 2004 with stabilization in the demand for our services from our telecommunications and cable customers and relatively level demand for our ancillary services. Financial and economic pressures have led our customers to return to their core competencies and focus on cost reductions, resulting in an increased focus on outsourcing services. We believe that we are adequately positioned to provide these services because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.

     Capital expenditures in 2003 are expected to be approximately $30.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2003 to be funded substantially through internal cash flows and, to the extent necessary, from cash on hand.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2003. Based on their evaluation, our Chairman and Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

                     QUANTA SERVICES, INC. AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

     We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we establish reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1       --  Restated Certificate of Incorporation (previously filed as
                Exhibit 3.3 to Quanta's Form 10-Q (No. 001-13831) filed
                August 14, 2003 and incorporated herein by reference)
  3.2       --  Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta's 2000 Form 10-K (No. 001-13831) filed April 2,
                2001 and incorporated herein by reference)
  4.1       --  Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A.,
                Trustee, dated as of October 17, 2003 (filed herewith)
 10.1       --  4.5% Convertible Subordinated Debentures Resale Registration
                Rights Agreement dated October 17, 2003 (filed herewith)
 10.2       --  Fourth Amended and Restated Secured Credit Agreement (filed herewith)
 31.1       --  Certification of Periodic Report by Chief Executive Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 31.2       --  Certification of Periodic Report by Chief Financial Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 32.1       --  Certification of Periodic Report by Chief Executive Officer
                and Chief Financial Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (furnished herewith)

     (b) Reports on Form 8-K

     (1) On August 6, 2003, Quanta furnished a Form 8-K announcing under Items 7 and 12 its press release reporting earnings for the second quarter of 2003.

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

                                          QUANTA SERVICES, INC.

                                          By:     /s/ DERRICK A. JENSEN
                                            ------------------------------------
                                                     Derrick A. Jensen
                                               Vice President, Controller and
                                                  Chief Accounting Officer

Dated: November 13, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1       --  Restated Certificate of Incorporation (previously filed as
                Exhibit 3.3 to Quanta's Form 10-Q (No. 001-13831) filed
                August 14, 2003 and incorporated herein by reference)
  3.2       --  Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta's 2000 Form 10-K (No. 001-13831) filed April 2,
                2001 and incorporated herein by reference)
  4.1       --  Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A.,
                Trustee, dated as of October 17, 2003 (filed herewith)
 10.1       --  4.5% Convertible Subordinated Debentures Resale Registration
                Rights Agreement dated October 17, 2003 (filed herewith)
 10.2       --  Fourth Amended and Restated Secured Credit Agreement (filed herewith)
 31.1       --  Certification of Periodic Report by Chief Executive Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 31.2       --  Certification of Periodic Report by Chief Financial Officer
                pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
 32.1       --  Certification of Periodic Report by Chief Executive Officer
                and Chief Financial Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (furnished herewith)