Form 10-K
period 2003-12-31
QUANTA SERVICES INC
filed 2004-03-15
CIK 1050915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      As of March 9, 2004, the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on such date, was approximately $455.7 million and $1.8 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 5% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

      As of March 9, 2004, the number of shares of the Common Stock of the Registrant outstanding was 115,485,267. As of the same date, 1,051,067 shares of Limited Vote Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

i

PART I

ITEM 1.	Business

General

      Quanta is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. Our consolidated revenues for the year ended December 31, 2003 were $1.6 billion, of which 60% was attributable to electric power and gas customers, 15% to telecommunications customers, 7% to cable television operators and 18% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. We were organized in the state of Delaware in 1997 and since that time have made strategic acquisitions to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers’ evolving needs.

      We currently have offices that provide services nationwide, giving us the presence and capability to quickly, reliably and effectively complete projects throughout the United States. We work for many of the leading companies in the industries we serve.

      Representative customers include:

•	Adelphia Communications

•	Alabama Power
•	Alltel
•	AT&T
•	CenterPoint Energy
•	Century Telephone
•	Comcast
•	Entergy
•	Ericsson
•	Georgia Power Company
•	Illinois Power
•	Intermountain Rural Electric
•	Pacific Gas & Electric
•	Puget Sound Energy
•	San Diego Gas & Electric
•	Southern California Edison

      Our reputation for responsiveness, performance, geographic reach and a comprehensive service offering has also enabled us to develop strong strategic alliances with numerous customers.

Industry Overview

      We believe the following trends are impacting demand for our services:

      Increasing Need to Upgrade Electric Power Transmission and Distribution Networks. We believe that the aging of many electric power networks may require increased investment in electric power transmission and distribution networks, and that concerns about power quality and reliability should result in increased investment in transmission and distribution infrastructure. Additionally, as the selling of electricity increases across regional networks, capacity and reliability will become even more important.

      Improving Customer Balance Sheets Leads to Increased Capital Expenditures. We believe that as our customers continue to improve their balance sheets, both capital spending and maintenance budgets will stabilize and move toward historical levels during 2004. During the last three years, the telecommunications and cable television industries suffered a severe downturn that resulted in a number of companies, including several of our customers, filing for bankruptcy protection or experiencing financial difficulties. The downturn has adversely affected capital expenditures for infrastructure projects even among companies that are not experiencing financial difficulties. We expect that during 2004 telecom capital expenditures will continue to stabilize with a possible increase. We also anticipate increasing capital expenditures from our wireless and central office installations customers in 2004 as they strive to meet the ever increasing demand for bandwidth at home and in offices throughout the nation.

      In the electric power and natural gas industries, our customers continue to be restrained by limited capital spending, uncertain regulatory progress and competition. While the blackout in the Northeast brought the state of the U.S. transmission grid to the forefront, there has been little regulatory progress or other efforts to map out methods to pay for the upgrades, determine accountability or provide incentives to utilities for infrastructure enhancements to address the bottlenecks and dilapidated systems.

      Increased Outsourcing. Financial and economic pressures on electric power, gas, telecommunications and cable television providers have caused an increased focus by providers on core competencies and, accordingly, an increase in outsourcing of network services. Total employment at investor owned utilities has declined dramatically in the last decade due, in part, to increased outsourcing. The movement from a regulated business environment to an environment exposed to market forces has led our customers to increase outsourcing of non-core activities, particularly network development. Outsourcing network services can reduce costs, provide flexibility in budgets and improve service and performance for many of our customers.

      Increased Demand for Comprehensive End-to-End Solutions. We believe that electric power, gas, telecommunications and cable television companies will continue to seek service providers who can rapidly and effectively design, install and maintain their networks. The strategic and financial value to these companies of geographically expanded and technologically improved networks has caused them to seek quick and reliable, yet cost effective, network solutions within increasingly challenging scale, time and complexity constraints. Accordingly, they are partnering with proven full-service network providers with broad geographic reach, financial capability and technical expertise.

Strategy

      The key elements of our strategy are:

      Focus on Expanding Operating Efficiencies. We intend to continue to:

•	focus on growth in our more profitable services and on projects that have higher margins;

•	combine overlapping operations of certain of our operating units;

•	adjust our operating costs to match the demand from our customers;

•	use our assets more efficiently;

•	share pricing, bidding, licensing and other business practices among our operating units; and

•	develop and expand the use of management information systems.

      Focus on Internal Growth and Integration. We believe we can improve our internal revenue growth by providing our customers comprehensive end-to-end solutions for their infrastructure needs. Our operating units cooperate to spread their best practices and innovative technology and also share equipment and human resources, which positions each operating unit to deepen its relationship with current customers and develop relationships with new customers

      Expand Portfolio of Services to Meet Customers’ Evolving Needs. We continue to offer an expanding portfolio of services that allows us to develop, build and maintain networks on both a regional and national scale and adapt to our customers’ changing needs. We intend to expand further our geographic and technological capabilities through both internal development and innovation and through selective acquisitions.

      Pursue New Opportunities for Growth. We have established a new subsidiary, Quanta Government Solutions (QGS), that will leverage our core expertise to pursue additional opportunities in the government arena. QGS was formed to respond, as prime contractor, to requests for proposals from the United States government for power and communications infrastructure projects in the United States and overseas.

Services

      We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as commercial, industrial and governmental entities. The following provides an overview of the types of services we provide:

      Electric Power and Gas Network Services. We provide a variety of end-to-end services to the electric power and gas industries, including:

•	installation, repair and maintenance of electric power transmission lines ranging in capacity from 69,000 volts to 760,000 volts;

•	installation, repair and maintenance of electric power distribution networks;

•	energized installation, maintenance and upgrades utilizing unique bare hand and hot stick methods and our proprietary robotic arm;

•	design and construction of independent power producer (IPP) transmission and substation facilities;

•	design and construction of substation projects;

•	installation and maintenance of natural gas transmission and distribution systems;

•	provision of cathodic protection design and installation services;

•	installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

•	installation and maintenance of joint trench systems, which include electric power, natural gas and telecommunications networks in one trench;

•	trenching and horizontal boring for underground electric power and natural gas network installations;

•	design and installation of wind turbine networks;

•	cable and fault locating; and

•	storm damage restoration work.

      Telecommunications Network Services. Our telecommunications network services include:

•	fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

•	design, construction and maintenance of DSL networks;

•	engineering and erection of cellular, digital, PCS®, microwave and other wireless communications towers;

•	design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, regional Bell operating companies and long distance providers;

•	trenching and plowing applications;

•	horizontal directional boring;

•	vacuum excavation services;

•	splicing and testing of fiber optic and copper networks; and

•	cable locating.

      Cable Television Network Services. The network services we provide to the cable television industry include:

•	fiber optic and coaxial cable installation and maintenance for video, data and voice transmission;

•	system design and installation;

•	upgrading power and telecommunications infrastructure for cable installations;

•	system splicing, balance, testing and sweep certification; and

•	residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services.

      Ancillary Services. We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, including:

•	design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

•	installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

•	installation of cable and control systems for light rail lines, airports and highways; and

•	provision of specialty rock trenching, rock saw, rock wheel, directional boring and road milling for industrial and commercial customers.

      Foreign Operations. We derived $8.5 million and $15.1 million of our revenues from foreign operations during the years ended December 31, 2002 and 2003. We had no material foreign operations in 2001.

Customers, Strategic Alliances and Preferred Provider Relationships

      Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 29.4% of our consolidated revenues in 2003. Our largest customer accounted for approximately 6% of our consolidated revenues for the year ended 2003.

      Although we have a centralized marketing strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our management is incented to cross-sell services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that would require services from multiple business units.

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

      We believe that our strategic relationships with large providers of electric power and telecommunications services will offer opportunities for future growth. Many of these strategic relationships take the form of a strategic alliance or long-term maintenance agreement. Strategic alliance agreements generally state an intention to work together and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include an option to add a one to two year extension at the end of the initial term. Certain of our strategic alliance and long-term maintenance agreements are “evergreen” contracts with exclusivity clauses providing that we will be awarded all contracts, or a right of first refusal, for a certain type of work or in a certain geographic region. None of these contracts, however, guarantees a specific dollar amount of work to be performed by us. Certain of our strategic alliances and long-term maintenance relationships are listed in the following table:

Start of Relationship
Relationship	with Operating Unit

Energy East	2002
Illinois Power	2002
Arizona Public Service	2001
Ericsson	2001
Puget Sound Energy	2000
Georgia Power Company	1999
Avista	1996
Entergy	1995
Century Telephone	1993
Imperial Irrigation District	1990
Nevada Power Company	1989
MidAmerican Energy Corp.	1988
Western Resources	1979
Kansas City Power & Light	1978
CenterPoint Energy	1971
Aquila	1954
Intermountain Rural Electric	1953

Backlog

      Backlog represents the amount of revenue that we expect to realize from work to be performed over the next twelve months on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog at December 31, 2002 and 2003 was approximately $980.0 million and $1.0 billion. In many instances, our customers are not contractually committed to specific volumes of services under our long-term maintenance contracts and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate.

Competition

      The markets in which we operate are highly competitive. We compete with other independent contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that may have greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including electric power, gas, telecommunications and cable television companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by our customers, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

      As of December 31, 2003, we had 1,476 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and 9,741 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 43% of our employees at December 31, 2003, were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW). Under our agreements with our unions, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

      We provide a health, welfare and benefit plan for employees who are not covered by collective bargaining agreements. We have a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. We also have an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their cash compensation, not to exceed $21,250 annually, toward the semi-annual purchase of our common stock at a discounted price. Over 870 of our employees participated in the employee stock purchase plan during the year ended December 31, 2003.

      Our industry is experiencing a shortage of journeyman linemen in certain geographic areas. In response to the shortage, we seek to take advantage of various IBEW and National Electrical Contractors Association (NECA) referral programs and hire graduates from the joint IBEW/ NECA apprenticeship program which trains qualified electrical workers.

      We believe our relationships with our employees and union representatives are good.

Training, Quality Assurance and Safety

      Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our policies require that employees complete the prescribed training and service program of the operating unit for which they work in addition to those required, if applicable, by the IBEW and NECA prior to performing more sophisticated and technical jobs. For example, all journeyman linemen are required by the IBEW and NECA to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Each operating unit requires additional training, depending upon the sophistication and technical requirements of each particular job. We have established company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing “best practices” throughout our operations.

Regulation

      Our operations are subject to various federal, state and local laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and environmental protection; and

•	special bidding and procurement requirements on government projects.

      We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

Risk Management, Insurance and Performance Bonds

      The primary risks in our operations are bodily injury and property damage. We are insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for auto liability and workers’ compensation insurance subject to a deductible of $2,000,000 per occurrence. We also have a corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

      Contracts in the industries we serve may require performance bonds or other means of financial assurance to secure contractual performance. The current market for performance bonds is limited. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.

Website Access

      Our website address is www.quantaservices.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports in our Investor Center under the heading “SEC Filings”. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our corporate governance guidelines, Code of Ethics and Business Conduct and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are or, prior to our 2004 Annual Meeting of Stockholders, will be posted on our website under the heading “Corporate Governance.” We intend to disclose any amendments or waivers to our Code of Ethics and Business Conduct on our website. You may obtain free copies of these items from our website or by contacting our Corporate Secretary.

Risk Factors

      Our business is subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information.”

      Our operating results may vary significantly from quarter to quarter. We experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may also be materially and adversely affected by:

•	the timing and volume of work under new agreements;

•	regional or general economic conditions;

•	the budgetary spending patterns of customers;

•	payment risk associated with the financial condition of customers;

•	variations in the margins of projects performed during any particular quarter;

•	the termination of existing agreements;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the demand for our services caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	increases in construction and design costs;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	the timing of acquisitions; and

•	the timing and magnitude of acquisition integration costs.

      Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

      An economic downturn may lead to less demand for our services. If the general level of economic activity remains slow or deteriorates further, our customers may delay or cancel new projects. The telecommunications and utility markets experienced substantial change during 2002 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels. A number of other factors, including financing conditions for and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. In addition, consolidation, competition or capital constraints in the electric power, gas, telecommunications or cable television industries may result in reduced spending by, or the loss of, one or more of our customers.

      Our dependence upon fixed price contracts could adversely affect our business. We currently generate, and expect to continue to generate, a portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

      Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into some of our industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry or maintain a customer base at current levels. We may also face competition from the in-house service organizations of our existing or prospective customers. Electric power, gas, telecommunications and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

      We may incur liabilities relating to occupational health and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities.

      The industries we serve are subject to rapid technological and structural changes that could reduce the demand for the services we provide. The electric power, gas, telecommunications and cable television industries are undergoing rapid change as a result of technological advances that could, in certain cases, reduce the demand for our services or otherwise negatively impact our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to significantly improve their networks without physically upgrading them.

      Failure to obtain or maintain necessary performance bonds could adversely affect our business. Contracts in the industries we serve often require performance bonds or other means of financial assurance to secure contractual performance. During 2002 and 2003, the market for performance bonds tightened significantly. If we are unable to obtain performance bonds or letters of credit in sufficient amounts or on acceptable terms, we might be precluded from entering into additional contracts with certain of our customers. Management believes that our current surety arrangements will satisfy all of our bonding needs for the foreseeable future, but there can be no assurance that such surety arrangements will be sufficient to satisfy all of our future bonding needs

      Many of our contracts may be canceled on short notice, and we may be unsuccessful in replacing our contracts if they are cancelled or as they are completed or expire. We could experience a decrease in our revenue, net income and liquidity if any of the following occur:

•	our customers cancel a significant number of contracts;

•	we fail to win a significant number of our existing contracts upon re-bid;

•	we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

•	we fail to reduce operating and overhead expenses consistent with any decrease in our revenue.

Many of our customers may cancel our contracts on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us. Many of our contracts, including our master service contracts, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for bid.

      We are self-insured against potential liabilities. Although we maintain insurance policies with respect to automobile, general liability, workers’ compensation and employers’ liability, those policies are subject to deductibles of $1,000,000 to $2,000,000 per occurrence, and we are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also maintain a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, our business could be materially and adversely affected.

      The departure of key personnel could disrupt our business. We depend on the continued efforts of our executive officers and on senior management of the businesses we acquire. Although we have entered into employment agreements with terms of one to three years with most of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We do not carry key-person life insurance on any of our employees.

      Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. As of December 31, 2003, approximately 43% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. In addition, our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.

      Our business is labor intensive, and we may be unable to attract and retain qualified employees. Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified journeyman linemen. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

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

      Opportunities within the government arena could lead to increased governmental regulation applicable to Quanta and unrecoverable start up costs. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena management’s focus associated with the start up and bidding process may be diverted away from other opportunities. If we were to be successful in being awarded government contracts, a significant amount of costs could be required before any revenues were realized from these contracts. In addition, as a government contractor we would be subject to a number of procurement rules and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, costs structure, and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. Moreover, our internal controls may not prevent improper conduct. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. We also could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years we would not realize all of the potential revenues from any awarded contracts.

      We may not be successful in meeting the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to Quanta regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with the 2004 Annual Report, for management to report on the Company’s internal controls over financial reporting and for Quanta’s independent public accountants to attest to this report. During 2003, the Company commenced actions to ensure its ability to comply with these requirements, including but not limited to, the engaging of outside experts to assist in the evaluation of our controls, additional staffing requirements of our internal audit department and documentation of existing controls. In addition, the Company expects to continue to devote substantial time and incur substantial costs during 2004 to ensure compliance. There can no assurance what we will be successful in complying with Section 404. Failure to do so could result in the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

      We may not have access in the future to sufficient funding to finance desired growth. If we cannot secure additional financing in the future on acceptable terms, we may be unable to support our growth strategy. We cannot readily predict the ability of certain customers to pay for past services or the timing, size and success of our acquisition efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all.

      We may be unsuccessful at generating internal growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain employees; and

•	open additional facilities.

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

      Our results of operations could be adversely affected as a result of goodwill impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Through December 31, 2001, pursuant to generally accepted accounting principles, we amortized this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacted our earnings. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Future impairments, if any, will be recognized as operating expenses.

      We may be unsuccessful at integrating companies that we either have acquired or that we may acquire in the future. We cannot be sure that we can successfully integrate our acquired companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could have a negative impact on our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of our management’s attention from operational matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of the acquired companies;

•	risks associated with unanticipated events or liabilities; and

•	potential disruptions of our business.

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could suffer.

      First Reserve’s investment in us may result in potential conflicts of interest with, or dilution of, existing stockholders. First Reserve Fund IX, L.P. (First Reserve) owned approximately 33.8% of the outstanding shares of our common stock as of March 9, 2004. By reason of such stock ownership, conflicts of interest may arise in the future between us and First Reserve and its affiliates with respect to, among other things, issuances of additional shares of voting securities or the payment of dividends. There are no contractual or other restrictions on the ability of First Reserve or its affiliates to pursue other investment opportunities in any of the industries we serve. In addition, First Reserve may have interests that could be in conflict with those of the holders of our convertible subordinated notes or other stockholders.

      You are unlikely to be able to seek remedies against Arthur Andersen LLP, our former independent auditor. Our consolidated financial statements for the fiscal years ended prior to December 31, 2002 were audited by Arthur Andersen LLP, our former independent auditor. In June 2002 Arthur Andersen LLP was convicted of federal obstruction of justice charges in connection with its destruction of documents. As a result of its conviction, Arthur Andersen LLP has ceased operations and is no longer in a position to reissue its audit reports or to provide consent to include financial statements reported on by it in this prospectus. Because Arthur Andersen LLP has not reissued its reports and because we are not able to obtain a consent from Arthur Andersen LLP, you will have no effective remedy against Arthur Andersen LLP in connection with their role as our independent public accountants for the period covered by its previously issued reports. Even if you have a basis for asserting a remedy against, or seeking to recover from, Arthur Andersen LLP, we believe that it is unlikely that you would be able to recover damages from Arthur Andersen LLP.

      Certain provisions of our corporate governing documents could make an acquisition of our company more difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholder rights plan and Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent;

•	we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder became classified as an interested stockholder; and

•	on March 8, 2000, we adopted, and have subsequently amended, a stockholder rights plan that could cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors or permitted by the stockholder rights plan.

ITEM 2.	Properties

Facilities

      We lease our corporate headquarters in Houston, Texas and maintain offices nationwide. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. We own 31 of the facilities we occupy, all of which are encumbered by our credit facility, and we lease the rest. We believe that our existing facilities are sufficient for our current needs.

Equipment

      We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. As of December 31, 2003, the total size of the rolling-stock fleet was approximately 19,700 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims, and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not expect the outcome of any of these proceedings, separately or in the aggregate, to have a material adverse effect on our results of operations or financial position.

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

	High	Low

Year Ended December 31, 2002
1st Quarter	$17.43	$11.53
2nd Quarter	18.90	9.40
3rd Quarter	10.19	1.75
4th Quarter	3.94	1.78
Year Ended December 31, 2003
1st Quarter	4.10	2.80
2nd Quarter	8.70	3.18
3rd Quarter	9.87	4.48
4th Quarter	9.10	6.95

      On March 9, 2004, there were 1,032 holders of record of our common stock and 24 holders of record of our Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale.

Dividends

      We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not currently intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the terms of our revolving credit facility and convertible subordinated notes include limitations on the payment of cash dividends without the consent of the respective lenders.

Recent Sales of Unregistered Securities

      On October 21, 2003 and October 24, 2003, we sold $225 million and $45 million principal amount of our 4.5% convertible subordinated notes due 2023 to Banc of America Securities LLC and J.P. Morgan Securities Inc., in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. Subject to the satisfaction of certain conditions, the notes will be convertible into shares of common stock at an initial rate of 89.7989 shares of common stock per $1,000 principal amount of notes (or a conversion price of approximately $11.14 per share of common stock). These securities were registered subsequent to issuance.

ITEM 6.	Selected Financial Data

      The following historical selected financial data has been derived from the audited financial statements of the company. The historical financial statement data represents the financial position and results of operations of a company acquired in a pooling transaction in 1999 and reflects the acquisitions of businesses accounted for as purchase transactions as of their respective acquisition dates. The historical selected financial data should be read in conjunction with the historical Consolidated Financial Statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,

	1999		2000		2001	2002	2003

	(In thousands)
Consolidated Statements of Operations Data:
Revenues	$925,654		$1,793,301		$2,014,877	$1,750,713	$1,642,853
Cost of services (including depreciation)	711,353		1,379,204		1,601,039	1,513,940	1,442,958

Gross profit	214,301		414,097		413,838	236,773	199,895
Selling, general and administrative expenses	80,132		143,564		194,575	225,725	176,872
Merger and special charges	6,574	(a)	28,566	(a)	—	—	—
Goodwill impairment	—		—		—	166,580 (c)	6,452
Goodwill amortization	10,902		19,805		25,998	—	—

Income (loss) from operations	116,693		222,162		193,265	(155,532)	16,571
Interest expense	(15,184)		(25,708)		(36,072)	(35,866)	(31,822)
Loss on early extinguishment of debt	—		—		—	—	(35,055	)(f)
Other income (expense), net	1,429		2,597		(227)	(2,446)	(2,763)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	102,938		199,051		156,966	(193,844)	(53,069)
Provision (benefit) for income taxes	48,999	(b)	93,328	(b)	71,200	(19,710)	(18,080)

Income (loss) before cumulative effect of change in accounting principle	53,939		105,723		85,766	(174,134)	(34,989)
Cumulative effect of change in accounting principle, net of tax	—		—		—	445,422 (d)	—

Net income (loss)	53,939		105,723		85,766	(619,556)	(34,989)
Dividends (forfeitures) on preferred stock, net	260		930		930	(11)	(2,109)
Non-cash beneficial conversion charge	—		—		—	8,508 (e)	—

Net income (loss) attributable to common stock	$53,679		$104,793		$84,836	$(628,053)	$(32,880)

Basic earnings (loss) per share	$1.08		$1.50		$1.11	$(9.98)	$(0.30)

Diluted earnings (loss) per share	$1.00		$1.42		$1.10	$(9.98)	$(0.30)

(a)	In June 1999, as a result of the termination of an Employee Stock Ownership Plan associated with a company acquired in a pooling transaction, we incurred a non-cash compensation charge of $5.3 million and an excise tax charge of $1.1 million. We also incurred $137,000 in merger charges associated with a pooling transaction in the first quarter of 1999. In December 2000, we agreed to conclude our obligations under our management services agreement with Aquila Inc. in exchange for a one-time payment to Aquila of approximately $28.6 million.

(b)	For the year ended December 31, 1999, the provision includes a non-cash deferred tax charge of $677,000 as a result of a change in the tax status of a company acquired in a pooling transaction from an S corporation to a C corporation. For the year ended December 31, 2000, it reflects the result of no tax benefit being recognized for a portion of merger and special charges.

(c)	We recognized an interim SFAS No. 142 non-cash goodwill impairment charge of $166.6 million during the year ended December 31, 2002. Impairment adjustments recognized after the adoption of SFAS No. 142 are required to be recognized as operating expenses.

(d)	Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a $488.5 million non-cash charge ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of our reporting units. Basic and diluted earnings per share before cumulative effect of change in accounting principle were a loss of $2.90 per share.

(e)	The original as-converted share price negotiated with First Reserve for the Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date First Reserve purchased the Series E Preferred Stock, our stock closed at $3.35 per share. Accordingly, we recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge is recognized as a deemed dividend to the Series E Preferred Stockholder and is recorded as a decrease in net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on our operating income, cash flows or stockholders’ equity at December 31, 2002.

(f)	In the fourth quarter 2003, we recorded a $35.1 million loss on early extinguishment of debt comprised of make-whole prepayment premiums, the write-off of unamortized debt issuance costs and other related costs due to the retirement of our senior secured notes and termination of our previous credit facility.

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data:
Working capital	$164,140	$353,729	$335,590	$317,356	$476,703
Total assets	1,159,636	1,871,897	2,042,901	1,364,812	1,466,435
Long-term debt, net of current maturities	150,308	318,602	327,774	213,167	58,051
Convertible subordinated notes	49,350	172,500	172,500	172,500	442,500
Redeemable common stock	—	—	—	72,922	—
Total stockholders’ equity	756,925	1,068,956	1,206,751	611,671	663,132

      The consolidated financial statements for the years ended December 31, 1999 through 2001, were audited by Arthur Andersen LLP (Andersen), which has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included in Item 8 of this Form 10-K. Such report has not been reissued by Andersen.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information.”

Introduction

      We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the year ended December 31, 2003 of $1.6 billion, of which 60% was attributable to electric power and gas customers, 15% to telecommunications customers, 7% to cable television operators and 18% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

      We enter into contracts principally on the basis of competitive unit price or fixed price bids, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We also perform services on a cost-plus or time and materials basis. We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price or cost-plus master service agreements which are renewable annually. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed.

      Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitute a greater portion of the cost of services. We seek higher margins on our labor-intensive projects because we can predict materials costs more accurately than labor costs. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2003, we had a deductible of $1,000,000 per occurrence related to employer’s liability and general liability claims and a deductible of $2,000,000 per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year.

      Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Selling, general and administrative expenses can be impacted by our customers’ inability to pay for services performed.

Seasonality; Fluctuations of Results

      Our results of operations can be subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the

United States. Typically, we experience lower gross and operating margins during the winter months due to lower demand for our services and more difficult operating conditions. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year.

Liquidity and Capital Resources

     Cash Requirements

      During 2003, our cash flow from operations coupled with the 4.5% convertible subordinated notes offering and a new credit facility allowed us to increase the amount of cash on our balance sheet. We anticipate that our cash on hand and cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Expansion into governmental contracts, momentum in deployment of fiber to the home or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

     Sources and Uses of Cash

      As of December 31, 2003, we had cash and cash equivalents of $179.6 million, working capital of $476.7 million and long-term debt of $500.6 million, net of current maturities. Our long-term debt balance at that date included $442.5 million of convertible subordinated notes and $58.1 million of other debt. In addition, we had $96.7 million of letters of credit outstanding under our credit facility.

      During the year ended December 31, 2003, operating activities provided net cash to us of $117.2 million. Operating cash flow before changes in working capital and other operating accounts totaled $131.1 million. Net changes in working capital and other operating accounts used $13.9 million of cash flow from operations, in 2003. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $42.1 million, including $35.9 million used for capital expenditures and $9.3 million used to fund our casualty self-insurance obligation, partially offset by proceeds from the sale of equipment. Cash flow from financing activities was $76.6 million resulting from the proceeds of $270.0 million convertible subordinated notes offering, $56.0 million drawn down on the term loan portion of the credit facility discussed below, $7.1 million from issuances of common stock and $4.9 million of proceeds from other debt offset by the $210.0 million in retirement of senior secured notes, $31.7 million in make-whole prepayment premiums and other related costs associated with the retirement of the senior secured notes, $7.6 million in payments of other long-term debt obligations and $12.1 million in costs relating to the new financings.

     Debt Instruments

          Credit Facility

      On December 19, 2003, we entered into a $185.0 million credit facility with various lenders, which replaced our previous credit facility. The credit facility consists of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. As of December 31, 2003, we had approximately $93.6 million of letters of credit issued under the letter of credit facility, approximately $3.1 million of letters of credit issued under the revolving facility and $56.0 million outstanding as a term loan under the credit facility with an interest rate of 4.15% as of December 31, 2003. Our borrowing availability was $31.9 million as of December 31, 2003.

      Under the letter of credit facility, we are subject to a fee equal to 3.00% of the letters of credit outstanding, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account do not earn the London Interbank Offered Rate (LIBOR), as defined in the credit facility. Term loans under the facility bear interest at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 3.00% or (b) the Base Rate (as described below) plus 3.00%. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate. The maximum availability under the facility is automatically reduced on December 31 of each year by $1.5 million, beginning December 31, 2004.

      Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.

      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004, however, we may pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the immediately prior fiscal year. The credit facility carries cross-default provisions with our other debt instruments.

      The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets, and it restricts pledges on all material assets. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our convertible subordinated notes.

          4.0% Convertible Subordinated Notes

      As of December 31, 2003, we had $172.5 million in 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the 4.0% convertible subordinated notes would be required under our credit facility.

          4.5% Convertible Subordinated Notes

      In October 2003, we issued $270.0 million principal amount of 4.5% convertible subordinated notes. These 4.5% convertible subordinated notes are convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments beginning April 1, 2004, until the notes mature on October 1, 2023.

      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our conversion obligation. If we satisfy the obligation with shares of our common stock, we will deliver a number of shares equal to the par value of the notes divided by the conversion price. If we satisfy the obligation with cash, we will pay cash in an amount equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price.

      Beginning October 8, 2008, we may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest. The holders of the notes may require us to repurchase some or all of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013, or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future obligations. If we were to satisfy the obligation with shares of our common stock, we will deliver a number of shares equal to the par value of the notes divided by 98.5% of the average trading price of our common stock. The number of shares of common stock issuable by us under this circumstance is not capped. Our right to satisfy a required repurchase obligation with shares of common stock can be surrendered by us. The 4.5% convertible subordinated notes carry cross-default provisions with our credit facility and any other debt instrument that exceeds $10.0 million in borrowings.

     Senior Secured Notes

      In the fourth quarter of 2003, we retired the $210.0 million of senior secured notes that were then outstanding and paid associated make-whole prepayment premiums in the amount of $31.3 million. The make-whole prepayment premiums, along with unamortized deferred financing costs for the senior notes in the amount of approximately $2.5 million and other related costs, were expensed in the fourth quarter of 2003.

     Preferred Stock

      On December 20, 2002, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock. The Series E Preferred Stock was converted into 24.3 million shares of common stock on December 31, 2002 and the series was eliminated during the second quarter of 2003. Through February 20, 2003, First Reserve had the right to require us to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if we had a change in control. As such, the investment was reflected in the consolidated balance sheet as redeemable common stock at December 31, 2002. On February 20, 2003, at the expiration of this right, the redeemable common stock was reclassified to stockholders’ equity.

      During the first quarter of 2003, all outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Dividends of $2.3 million that had accrued on the shares of Series A Convertible Preferred Stock, which included $0.2 million accrued during the first quarter of 2003, were forfeited and reversed on the date of the conversion.

          Off-balance Sheet Transactions

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

      We have guaranteed the residual value on certain of our equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2003, the maximum guaranteed residual value would have been approximately $118.8 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

      Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date, we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

      As of December 31, 2003, we had $96.7 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2004 and 2005. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. On March 5, 2004, we issued an additional $11.1 million letter of credit to secure additional obligations under our casualty insurance program. We may be required to issue additional letters of credit during 2004.

      As of December 31, 2003, we had restricted cash pursuant to an obligation with our casualty insurance policy for the period from March 1, 2003 to February 29, 2004. The total restricted cash will be reduced by amounts used to pay claims in the future. As of December 31, 2003, the balance of restricted cash was $9.3 million of which $8.7 million was classified in other current assets and $0.6 million was classified in Other Assets, net.

      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of December 31, 2003, the total amount of outstanding performance bonds was approximately $334.6 million.

Contractual Obligations

      As of December 31, 2003, our future contractual obligations, including interest under capital leases, were as follows (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt obligations	$505,481	$4,935	$1,208	$821	$172,517	$326,000	$—
Capital lease obligations	106	101	5	—	—	—	—
Operating lease obligations	41,462	15,493	11,145	5,874	2,825	2,006	4,119

Total contractual obligations	$547,049	$20,529	$12,358	$6,695	$175,342	$328,006	$4,119

Concentration of Credit Risk

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

      In June 2002, a large customer, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We have filed liens on various properties to secure substantially all of our pre-petition receivables. Our carrying value is based upon our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. We currently believe we will collect a substantial majority of the balances owed. Should any of the factors underlying our estimate change, the amount of our allowance could change significantly. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as Accounts and Notes Receivable as of December 31, 2003. Also included in non-current Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured. We have provided allowances for these notes receivable due to a substantial deterioration in the estimated future cash flows of the plants, resulting in a carrying value equal to the estimated value of the collateral securing these notes. As of December 31, 2003, the total long-term balances due from both of these customers was $80.7 million, with an allowance for doubtful accounts of $46.4 million.

Litigation

      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not expect the outcome of any of these proceedings, separately or in the aggregate to have a material adverse effect on our results of operations or financial position.

Change of Control

      We have employment agreements with certain employees that become effective upon a change of control of Quanta (as defined in the employment agreements). The employment agreements provide that, following a change in control, if we terminate the employee without cause (as defined in the employment agreements), the employee terminates employment for good reason (as defined in the employment agreements), or the employee’s employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility and the terms of the employee’s prior employment arrangements. In addition, in the case of certain senior executives except for Mr. Colson, our chief executive officer, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control.

Related Party Transactions

      In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of facility leases with prior owners of acquired companies. In addition, we perform network service work for Aquila, which had an investment in us until 2003. Aquila sold all investments in us during 2003. See additional discussion in Note 12 of Notes to Consolidated Financial Statements.

Inflation

      Due to relatively low levels of inflation experienced during the years ended December 31, 2001, 2002 and 2003, inflation did not have a significant effect on our results.

Significant Balance Sheet Changes

      Total assets increased approximately $101.6 million as of December 31, 2003 compared to December 31, 2002. This increase is primarily due to the following:

•	Cash increased $151.7 million due to cash flow from operations of $117.2 million and cash flow from financing activities of $76.6 million. Included in cash flow from operations is the receipt of $44.0 million in tax refunds as a result of income tax carryback claims filed during 2003.

•	Current deferred taxes decreased $23.6 million due to certain items that we deducted for tax purposes in the 2002 tax return, which were originally not expected to be deducted in 2002.

•	Prepaid expenses and other current assets increased $31.8 million due to an increase in income taxes receivable of $18.2 million associated with the recording of a federal net operating loss in 2003, which we intend to file as a carryback claim with the Internal Revenue Service in 2004. The increase was also due to the net funding of a cash trust account for the current portion of self-insurance claims liability in the amount of $8.7 million and to a net change in prepayments for insurance policy renewals in the amount of $3.6 million, partially offset by monthly amortization of various prepaid balances.

•	Property and equipment, net decreased $28.0 million due to depreciation expense of $59.5 million recorded during the period and $4.4 million for the sale of equipment that was no longer being used by certain of our subsidiaries, partially offset by increases as a result of capital expenditures of $35.9 million.

•	Accounts and notes receivable, net decreased $16.6 million primarily due to additional allowances recorded during the period.

•	Other assets, net increased $6.3 million primarily due to deferred loan costs of approximately $12.1 million associated with the issuance of convertible subordinated notes and a new credit facility partially offset by the write-off of approximately $3.3 million of financing costs associated with the senior secured notes and our previous credit facility. In addition, an investment in a fiber network was disposed of at loss of approximately $2.9 million.

      In 2003, total liabilities increased approximately $123.1 million, redeemable common stock decreased $72.9 million and stockholders’ equity increased approximately $51.5 million compared to 2002. These fluctuations were primarily due to the following:

•	Long-term debt, including current maturities, decreased $156.7 million primarily due to the repayment of $210.0 million of senior secured notes, partially offset by $56.0 million drawn as a term loan under the new credit facility.

•	Convertible subordinated notes increased by $270.0 million as the notes were issued during the fourth quarter of 2003.

•	Deferred income taxes and other non-current liabilities increased $21.0 million as a result of the recording of $14.0 million in additional long-term tax liabilities and an increase of $8.8 million in the long-term portion of our self-insurance reserves.

•	Redeemable common stock decreased $72.9 million. On December 20, 2002, First Reserve purchased from us approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share, for an investment of approximately $72.9 million. The shares of Series E Preferred Stock were converted into 24.3 million shares of common stock on December 31, 2002. Through February 20, 2003, First Reserve had the right to require us to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if we had a change in control. As such, the investment had been reflected in the consolidated balance sheet as redeemable common stock at December 31, 2002. On February 20, 2003, at the expiration of the right, the redeemable common stock was reclassified to stockholders’ equity.

•	Stockholders’ equity increased $51.5 million primarily due to the reclassification of redeemable common stock of $72.9 million to stockholders’ equity, the issuance of approximately $3.5 million of common stock pursuant to our Employee Stock Purchase Plan, the issuance of approximately $3.6 million of common stock pursuant to First Reserve’s exercise of their preemptive rights and the net effect of amortization, grants and forfeitures of restricted stock in the amount of $2.8 million. These increases were partially offset by a net loss attributable to common stock of $32.9 million.

Results of Operations

      The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,

	2001		2002		2003

Revenues	$2,014,877	100.0%	$1,750,713	100.0%	$1,642,853	100.0%
Cost of services (including depreciation)	1,601,039	79.5	1,513,940	86.5	1,442,958	87.8

Gross profit	413,838	20.5	236,773	13.5	199,895	12.2
Selling, general and administrative expenses	194,575	9.6	225,725	12.9	176,872	10.8
Goodwill impairment	—	—	166,580	9.5	6,452	.4
Goodwill amortization	25,998	1.3	—	—	—	—

Income (loss) from operations	193,265	9.6	(155,532)	(8.9)	16,571	1.0
Interest expense	(36,072)	(1.8)	(35,866)	(2.0)	(31,822)	(1.9)
Loss on early extinguishment of debt	—	—	—	—	(35,055)	(2.1)
Other income (expense), net	(227)	—	(2,446)	(0.1)	(2,763)	(.2)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	156,966	7.8	(193,844)	(11.0)	(53,069)	(3.2)
Provision (benefit) for income taxes	71,200	3.5	(19,710)	(1.1)	(18,080)	(1.1)

Income (loss) before cumulative effect of change in accounting principle	85,766	4.3	(174,134)	(9.9)	(34,989)	(2.1)
Cumulative effect of change in accounting principle, net of tax	—	—	445,422	25.4	—	—

Net income (loss)	85,766	4.3	(619,556)	(35.3)	(34,989)	(2.1)
Dividends on preferred stock, net of forfeitures	930	0.1	(11)	—	(2,109)	(.1)
Non-cash beneficial conversion charge	—	—	8,508	0.5	—	—

Net income (loss) attributable to common stock	$84,836	4.2%	$(628,053)	(35.8)%	$(32,880)	(2.0)%

Year ended December 31, 2003 compared to the year ended December 31, 2002

      Revenues. Revenues decreased $107.9 million to $1.6 billion, or 6.2%, for the year ended December 31, 2003, with revenues derived from the cable television network services industry decreasing by approximately $81.5 million and revenues from the telecommunications network services industry decreasing by approximately $48.9 million. These decreases were partially offset by increases in revenues derived from the electric power and gas network services industry of approximately $7.5 million and revenues from ancillary services increasing approximately $15.1 million. The overall decrease was due to the continued reduction in capital spending by our customers, which negatively impacted the award of work to specialty contractors. Pricing pressures have also contributed to lower revenues as the competitive bid environment has tightened.

      Gross profit. Gross profit decreased $36.9 million, or 15.6%, to $199.9 million for the year ended December 31, 2003. As a percentage of revenue, gross margin decreased from 13.5% for the year ended December 31, 2002 to 12.2% for the year ended December 31, 2003. The decrease in gross margin was attributable to the negative impact of the factors affecting revenue noted above, shutdowns, delays and substantial operating inefficiencies resulting from severe snowfall in the Northeast and Mountain regions of the United States during the first quarter of 2003 and substantially higher than normal rainfall amounts in the South and Southeast during the first and second quarters of 2003, partially offset by increased margins on telecommunications revenues.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $48.9 million, or 21.6%, to $176.9 million for the year ended December 31, 2003. During the year ended December 31, 2003, we recorded $19.9 million in bad debt expense. During the year ended December 31, 2002, we recorded $35.7 million in bad debt expense, $10.5 million in proxy defense costs and $4.5 million in expensed loan and equity costs associated with amendments of our then existing debt agreements and issuances of stock. Absent these items, selling, general and administrative expenses for the year ended December 31, 2003 decreased approximately $18.1 million primarily due to reductions in salary and benefit costs, facility related costs and travel and entertainment costs as a result of reductions in personnel and the closure of certain offices.

      Goodwill impairment. During the year ended December 31, 2003, as a result of our annual impairment test, we recognized a non-cash SFAS No. 142 goodwill impairment charge of $6.5 million. During the year ended December 31, 2002, we recognized an interim non-cash SFAS No. 142 goodwill impairment charge of $166.6 million.

      Interest expense. Interest expense decreased $4.0 million, or 11.3%, to $31.8 million for the year ended December 31, 2003. This decrease was due to lower average levels of debt in 2003 and an expense of approximately $1.0 million for unamortized debt issuance costs relating to amendments of the credit facility charged to interest expense during the year ended December 31, 2002. These decreases were partially offset by increased interest rates.

      Loss on early extinguishment of debt. During the year ended December 31, 2003, we recognized $35.1 million of loss on early extinguishment of debt comprised of make-whole prepayment premiums in the amount of $31.3 million, the write-off of unamortized debt issuance costs of $3.3 million associated with the retirement of our senior secured notes and the termination of our previous credit facility together with other related costs of $0.5 million.

      Provision (benefit) for income taxes. The benefit for income taxes was $18.1 million for the year ended December 31, 2003, with an effective tax rate of 34.1%, compared to a benefit of $19.7 million for the year ended December 31, 2002, with an effective tax rate of 10.2%. The 2002 annual effective tax rate reflects a benefit for income taxes at a rate that is lower than the 2003 annual effective tax rate primarily due to the significant 2002 interim goodwill impairment charge, the majority of which was not deductible for tax purposes, thereby reducing the amount of tax benefit recorded for the year ended December 31, 2002.

      Dividends on preferred stock, net of forfeitures. For the year ended December 31, 2003, we recorded approximately $2.1 million in forfeitures of dividends on the Series A Convertible Preferred Stock. During the first quarter of 2003, all outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were forfeited and reversed on the date of conversion.

Year ended December 31, 2002 compared to the year ended December 31, 2001

      Revenues. Revenues decreased $264.2 million, or 13.1%, to $1.75 billion for the year ended December 31, 2002, with revenues derived from the telecommunications network services industry decreasing by approximately $313.3 million and revenues from the cable television network services industry decreasing by approximately $81.0 million. These decreases were partially offset by increases in revenues from the electric power and gas network services industry of approximately $121.4 million and revenues from ancillary services increasing approximately $8.8 million. Also offsetting the decrease is a full year of contributed revenues for those companies acquired during 2001. The overall decrease was due to the continued reduction in capital spending by our customers, the inability of certain of these customers to raise new capital, bankruptcies of certain customers and the overall downturn in the national economy, which had negatively impacted the award of work to specialty contractors. Pricing pressures also contributed to lower revenues as the competitive bid environment tightened.

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

      Dividends on preferred stock. For the year ended December 31, 2002, we recorded approximately $11,000 in negative dividends on preferred stock. In connection with their investment in us, on October 15, 2002, First Reserve acquired approximately 0.9 million shares of our Series A Convertible Preferred Stock. On October 15, 2002, First Reserve forgave approximately $780,000 in dividends that had accrued on those shares. On December 2, 2002, and December 23, 2002, 238,000 shares and 7,000 shares of Series A Convertible Preferred Stock, respectively, were converted into shares of common stock. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were forfeited and reversed on the date of conversion.

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

New Accounting Pronouncements

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

Valuation of Long-Lived Assets. As stated in Note 2 of Notes to Consolidated Financial Statements, SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. Estimating future cash flows requires significant judgement and our projections may vary from cash flows eventually realized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, we estimate the useful lives of our long-lived assets and other intangibles. We periodically review factors to determine whether these lives are appropriate.

Revenue Recognition. We generally recognize revenue when services are performed except when work is being performed under fixed price contracts. We typically record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for auto liability and workers’ compensation insurance subject to a deductible of $2,000,000 per occurrence. We also have a corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Stock Options. We account for our stock option awards under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation costs would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. As a result of our stock option exchange offer during the first quarter of 2003, a majority of our stock options were exchanged for restricted shares of our common stock. The remaining eligible options that were not exchanged are required to be accounted for under variable plan accounting rules of APB opinion No. 25. See additional discussion in Note 10 to the Notes to Condensed Consolidated Financial Statements.

Outlook

      The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

      Like many companies that provide installation and maintenance services to the electric power, gas, telecommunications and cable television industries, we are facing a number of challenges. The telecommunications and utility markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants.

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

      We expect consistent demand for our services from our electric power and gas customers throughout 2004 with stabilization in the demand for our services from our telecommunications and cable customers and relatively level demand for our ancillary services. Financial and economic pressures have led our customers to return to their core competencies and focus on cost reductions, resulting in an increased focus on outsourcing services. In addition, our utility customers have an increasing awareness of transmission and distribution network upgrade needs. We believe that we are adequately positioned to provide these services because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.

      Capital expenditures in 2004 are expected to be approximately $40.0 million to $50.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2004 to be funded substantially through internal cash flows and, to the extent necessary, from cash on hand.

     Sarbanes-Oxley Act and New SEC Rules

      Several regulatory and legislative initiatives were introduced in 2002 and 2003 in response to developments during 2001 and 2002 regarding accounting issues at large public companies, resulting disruptions in the capital markets and ensuing calls for action to prevent repetition of those events. We support the actions called for under these initiatives and believe these steps will ultimately be successful in accomplishing the stated objectives. However, implementation of reforms in connection with these initiatives have added and will add to the costs of doing business for all publicly-traded entities, including Quanta. These costs will have an adverse impact on future income and cash flows, especially in the near term as legal, accounting and consulting costs are incurred to analyze the new requirements, formalize current practices and implement required changes to ensure that we maintain compliance with these new rules. There is little in the way of historical guidance to accurately predict these costs and we are not able to estimate the magnitude of increase in our costs that will result from such reforms.

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	The future possibility of an economic downturn;

•	Our dependence on fixed price contracts;

•	Material adverse changes in economic conditions in the markets served by us or by our customers;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to effectively compete for market share;

•	Cancellation provisions within our contracts; and

•	Potential liabilities relating to occupational health and safety matters;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and acquisition strategy;

•	Our growth outpacing our infrastructure;

•	Potential exposure to environmental liabilities;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth;

•	The adverse impact of goodwill impairments;

•	Replacement of our contracts as they are completed or expire;

•	Our ability to effectively integrate the operations of our companies;

•	Beliefs and assumptions about the collectibility of receivables;

•	Beliefs or assumptions about the outlook for markets we serve.

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

      We are exposed to market risk related to potential adverse changes in interest rates. Management does not generally use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.

      The sensitivity analyses below, which illustrate our hypothetical potential market risk exposure, estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2003 earnings. The sensitivity analyses presented do not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.

      Interest Rates. As of December 31, 2003, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2002 and 2003, the fair value of our fixed-rate debt of $392.3 million and $449.6 million was approximately $317.3 million and $449.2 million, respectively, based upon discounted future cash flows using incremental borrowing rates and current market prices. As of December 31, 2003, the fair value of our variable rate debt of $56.0 million approximated book value and the detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in variable interest rates would be approximately $0.3 million. As of December 31, 2002, we had no borrowings under our credit facility and no other variable rate obligations.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quanta Services, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Quanta Services, Inc. as of and for the year ended December 31, 2001, prior to the revisions discussed in Note 2, were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements in their report dated February 14, 2002 (except for the matters discussed in prior year Note 16 (not separately presented herein), as to which the date was March 25, 2002).

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      As discussed above, the consolidated financial statements of Quanta Services, Inc. for the year ended December 31, 2001, prior to the revisions described in Note 2, were audited by other independent public accountants who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of Quanta Services, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 10, 2004

NOTE:	This is a copy of a report previously issued by Arthur Andersen LLP, our former independent public accountants. This report has not been reissued by Arthur Andersen LLP in connection with the filing of Quanta Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002. Quanta Services Inc.’s consolidated balance sheet as of December 31, 2000 and 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 1999 and 2000 are not required to be presented and are not included in this Form 10-K. Additionally, the reference to Note 16 below is applicable to the Company’s footnotes to their audited financial statements as of December 31, 2001.

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

ARTHUR ANDERSEN LLP

Houston, Texas

February 14, 2002 (except for the matters
 discussed in Note 16, as to which
 the date is March 25, 2002)

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,

	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$27,901	$179,626
Accounts receivable, net of allowances of $37,585 and $27,306, respectively	367,057	364,844
Costs and estimated earnings in excess of billings on uncompleted contracts	54,749	45,473
Inventories	25,646	23,809
Current deferred taxes	28,968	5,414
Prepaid expenses and other current assets	25,176	56,927

Total current assets	529,497	676,093
Property and equipment, net	369,568	341,542
Accounts and notes receivable, net of allowances of $28,389 and $46,374, respectively	50,900	34,327
Other assets, net	19,250	25,591
Goodwill and other intangibles, net	395,597	388,882

Total assets	$1,364,812	$1,466,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,652	$5,034
Accounts payable and accrued expenses	189,080	175,445
Billings in excess of costs and estimated earnings on uncompleted contracts	16,409	18,911

Total current liabilities	212,141	199,390
Long-term debt, net of current maturities	213,167	58,051
Convertible subordinated notes	172,500	442,500
Deferred income taxes and other non-current liabilities	82,411	103,362

Total liabilities	680,219	803,303

Commitments and Contingencies
Redeemable common stock	72,922	—
Stockholders’ Equity:
Preferred stock, $.00001 par value, 10,000,000 shares authorized:
Series A Convertible Preferred Stock, 3,199,961 and no shares issued and outstanding, respectively	—	—
Common stock, $.00001 par value, 300,000,000 shares authorized, 70,632,899 and 116,426,215 shares issued and 69,706,528 and 115,499,775 shares outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,083,750 and 1,067,750 shares issued and outstanding, respectively	—	—
Additional paid-in capital	980,303	1,071,701
Deferred compensation	(302)	(7,359)
Retained deficit	(356,605)	(389,485)
Treasury stock, 926,371 and 926,440 common shares, at cost	(11,725)	(11,725)

Total stockholders’ equity	611,671	663,132

Total liabilities and stockholders’ equity	$1,364,812	$1,466,435

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share information)

	Year Ended December 31,

	2001	2002	2003

Revenues	$2,014,877	$1,750,713	$1,642,853
Cost of services (including depreciation)	1,601,039	1,513,940	1,442,958

Gross profit	413,838	236,773	199,895
Selling, general and administrative expenses	194,575	225,725	176,872
Goodwill impairments	—	166,580	6,452
Goodwill amortization	25,998	—	—

Income (loss) from operations	193,265	(155,532)	16,571
Other income (expense):
Interest expense	(36,072)	(35,866)	(31,822)
Loss on early extinguishment of debt	—	—	(35,055)
Other, net	(227)	(2,446)	(2,763)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	156,966	(193,844)	(53,069)
Provision (benefit) for income taxes	71,200	(19,710)	(18,080)

Income (loss) before cumulative effect of change in accounting principle	85,766	(174,134)	(34,989)
Cumulative effect of change in accounting principle, net of tax	—	445,422	—

Net income (loss)	85,766	(619,556)	(34,989)
Dividends (forfeitures) on preferred stock, net	930	(11)	(2,109)
Non-cash beneficial conversion charge	—	8,508	—

Net income (loss) attributable to common stock	$84,836	$(628,053)	$(32,880)

Earnings (loss) per share:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.11	$(2.90)	$(0.30)
Cumulative effect of change in accounting principle, net of tax	—	(7.08)	—

Basic earnings (loss) per share	$1.11	$(9.98)	$(0.30)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.10	$(2.90)	$(0.30)
Cumulative effect of change in accounting principle, net of tax	—	(7.08)	—

Diluted earnings (loss) per share	$1.10	$(9.98)	$(0.30)

Shares used in computing earnings (loss) per share:
Basic	77,256	62,957	110,906

Diluted	78,238	62,957	110,906

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2002	2003

Cash Flows from Operating Activities:
Net income (loss) attributable to common stock	$84,836	$(628,053)	$(32,880)
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in) operating activities —
Cumulative effect of change in accounting principle, net of tax	—	445,422	—
Goodwill impairment	—	166,580	6,452
Depreciation and amortization	79,374	60,576	60,105
Loss on sale of property and equipment	1,191	3,729	1,347
Provision for doubtful accounts	20,244	30,098	19,890
Loss on early extinguishment of debt	—	—	35,055
Deferred income taxes	10,006	6,105	37,532
Amortization of deferred compensation	230	219	2,766
Preferred stock dividends (forfeitures), net	930	(11)	(2,109)
Loss on disposition of fiber network	—	—	2,945
Non-cash beneficial conversion charge	—	8,508	—
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	11,378	55,929	(4,881)
Costs and estimated earnings in excess of billings on uncompleted contracts	15,799	(5,059)	9,276
Inventories	(3,636)	(593)	1,837
Prepaid expenses and other current assets	(1,045)	(10,713)	(21,290)
Increase (decrease) in —
Accounts payable and accrued expenses	(4,026)	1,580	(4,342)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,184	(14,857)	2,502
Other, net	(8,439)	2,062	2,978

Net cash provided by operating activities	210,026	121,522	117,183

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	3,397	4,559	3,168
Additions of property and equipment	(84,982)	(49,454)	(35,943)
Cash restricted for self-insurance programs	—	—	(9,293)
Cash paid for acquisitions, net of cash acquired	(119,496)	(8,000)	—
Notes receivable	(20,740)	(17,252)	—

Net cash used in investing activities	(221,821)	(70,147)	(42,068)

Cash Flows from Financing Activities:
Net borrowings (payments) under credit facilities	16,450	(109,330)	56,000
Proceeds from long-term debt	2,983	3,062	274,856
Payments on long-term debt	(18,016)	(10,805)	(217,590)
Debt issuance and amendment costs	—	(4,163)	(12,102)
Issuances of stock, net of offering costs	8,721	102,114	7,103
Cash portion of loss on early extinguishment of debt	—	—	(31,675)
Stock repurchases	(15,307)	(11,725)	—
Exercise of stock options	5,945	1,086	18

Net cash provided by (used in) financing activities	776	(29,761)	76,610

Net Increase (Decrease) in Cash and Cash Equivalents	(11,019)	21,614	151,725
Cash and Cash Equivalents, beginning of year	17,306	6,287	27,901

Cash and Cash Equivalents, end of year	$6,287	$27,901	$179,626

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for —
Interest	$36,556	$35,200	$30,794
Income taxes, net of refunds	41,857	(18,316)	(42,140)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share information)

	Series A Convertible				Limited Vote
	Preferred Stock		Common Stock		Common Stock		Additional				Total
							Paid-in	Deferred	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity

Balance, December 31, 2000	3,444,961	$—	56,400,546	$—	1,765,912	$—	$882,344	$—	$186,612	$—	$1,068,956
Issuances of shares under Employee Stock Purchase Program (ESPP)	—	—	462,179	—	—	—	8,721	—	—	—	8,721
Stock options exercised	—	—	395,158	—	—	—	5,945	—	—	—	5,945
Income tax benefit from stock options exercised	—	—	—	—	—	—	2,456	—	—	—	2,456
Conversion of Limited Vote Common Stock to common stock	—	—	649,674	—	(649,674)	—	—	—	—	—	—
Acquisition of purchased companies	—	—	2,649,707	—	—	—	49,486	—	—	—	49,486
Purchases of common stock	—	—	(986,000)	—	—	—	—	—	—	(15,307)	(15,307)
Issuances of restricted stock	—	—	72,701	—	—	—	2,000	(2,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	230	—	—	230
Other	—	—	—	—	—	—	1,428	—	—	—	1,428
Net income attributable to common stock	—	—	—	—	—	—	—	—	84,836	—	84,836

Balance, December 31, 2001	3,444,961	—	59,643,965	—	1,116,238	—	952,380	(1,770)	271,448	(15,307)	1,206,751
Conversion of Series A Preferred Stock to common stock	(245,000)	—	1,225,000	—	—	—	—	—	—	—	—
Issuances of shares under ESPP	—	—	662,147	—	—	—	6,872	—	—	—	6,872
Income tax benefit from disqualifying dispositions of ESPP shares	—	—	—	—	—	—	1,009	—	—	—	1,009
Stock options exercised	—	—	119,265	—	—	—	1,086	—	—	—	1,086
Income tax benefit from stock options exercised	—	—	—	—	—	—	320	—	—	—	320
Conversion of Limited Vote Common Stock to common stock	—	—	32,488	—	(32,488)	—	—	—	—	—	—
Stock Employee Compensation Trust	—	—	—	—	—	—	(15,307)	—	—	15,307	—
Purchases of common stock	—	—	(926,371)	—	—	—	—	—	—	(11,725)	(11,725)
Acquisition of purchased companies	—	—	251,079	—	—	—	3,418	—	—	—	3,418
Equity investment by First Reserve, excluding Redeemable Common Stock	—	—	8,666,666	—	—	—	22,320	—	—	—	22,320
Beneficial conversion of Series E Preferred Stock	—	—	—	—	—	—	8,508	—	—	—	8,508
Issuances of restricted stock, net of forfeitures	—	—	32,289	—	—	—	(1,249)	1,249	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	219	—	—	219
Tax impact of deferred compensation agreements	—	—	—	—	—	—	(114)	—	—	—	(114)
Other	—	—	—	—	—	—	1,060	—	—	—	1,060
Net loss attributable to common stock	—	—	—	—	—	—	—	—	(628,053)	—	(628,053)

Balance, December 31, 2002	3,199,961	—	69,706,528	—	1,083,750	—	980,303	(302)	(356,605)	(11,725)	611,671
Conversion of Series A Preferred Stock to common stock	(3,199,961)	—	15,999,805	—	—	—	—	—	—	—	—
Issuances of stock under preemptive rights agreement	—	—	1,201,128	—	—	—	3,570	—	—	—	3,570
Redeemable common stock reclassification	—	—	24,307,410	—	—	—	72,922	—	—	—	72,922
Issuances of shares under ESPP	—	—	1,148,632	—	—	—	3,533	—	—	—	3,533
Income tax benefit from disqualifying dispositions of ESPP Shares	—	—	—	—	—	—	228	—	—	—	228
Conversion of Limited Vote Common Stock to common stock	—	—	16,000	—	(16,000)	—	—	—	—	—	—
Issuances of restricted stock, net of forfeitures	—	—	3,113,115	—	—	—	9,823	(9,823)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	2,766	—	—	2,766
Stock options exercised	—	—	7,157	—	—	—	18	—	—	—	18
Income tax benefit from stock options exercised	—	—	—	—	—	—	3	—	—	—	3
Other	—	—	—	—	—	—	1,301	—	—	—	1,301
Net loss attributable to common stock	—	—	—	—	—	—	—	—	(32,880)	—	(32,880)

Balance, December 31, 2003	—	$—	115,499,775	$—	1,067,750	$—	$1,071,701	$(7,359)	$(389,485)	$(11,725)	$663,132

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

      Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta’s comprehensive services include designing, installing, repairing and maintaining network infrastructure.

      In the course of its operations, Quanta is subject to certain risk factors, including but not limited to risks related to significant fluctuations in quarterly results, economic downturn, contract terms, competition, occupational health and safety matters, rapid technological and structural changes in the industries Quanta serves, ability to obtain or maintain performance bonds, management of growth, dependence on key personnel, unionized workforce, availability of qualified employees, self-insured against potential liabilities, potential exposure to environmental liabilities, pursuit of additional work in the government arena, requirements of Sarbanes-Oxley Act of 2002, access to capital, internal growth and operating strategies, recoverability of goodwill, replacing cancelled or completed contracts, acquisition integration and financing and anti-takeover measures.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provision for income taxes.

Cash and Cash Equivalents

      Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

      Quanta had non-cash investing and financing activities, pursuant to its acquisition program. In 2002, Quanta acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of $2.0 million and liabilities of $2.5 million, resulting in the recording of $11.8 million in goodwill. In 2001,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of $20.9 million and liabilities of $13.1 million resulting in the recording of $156.9 million in goodwill.

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts

      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2002 and 2003, Quanta has provided allowances for doubtful accounts of approximately $66.0 million and $73.7 million. Certain of Quanta’s customers, several of them large public telecommunications carriers have filed for bankruptcy or have been experiencing financial difficulties. Also a number of Quanta’s utility customers are experiencing financial difficulties in the current business climate. Should additional customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

      In June 2002, one of Quanta’s customers, Adelphia Communications Corporation, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. Quanta has filed liens on various properties to secure substantially all of its pre-petition receivables. The carrying value is based upon Quanta’s understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. Quanta currently believes it will collect a substantial majority of the balances owed. Should any of the factors underlying Quanta’s estimate change, the amount of Quanta’s allowance could change significantly. Quanta is uncertain as to whether such receivables will be collected within one year and therefore has included this amount in non-current assets as Accounts and Notes Receivable. Also included in Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable are partially secured. During 2002 and 2003, we provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of December 31, 2002, the total balance due from both of these customers was $78.4 million, net of an allowance for doubtful accounts of $28.4 million. As of December 31, 2003, the total balance from both of these customers was $80.7 million, with an allowance for doubtful accounts of $46.4 million.

      The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2002 and 2003 were approximately $47.2 million and $37.2 million, and are included in accounts receivable.

      Due to contractual provisions, certain balances, though the earnings process is complete, are not billable to customers until defined milestones are reached. These balances are considered to be unbilled receivables and are included in accounts receivable at year-end. At December 31, 2002 and 2003, these balances were approximately $39.7 million and $42.8 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Quanta grants credit, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally is entitled to payment for work performed and typically has certain lien rights on the services provided. No customer accounted for more than 10% of accounts receivable or revenues as of or for the years ended December 31, 2002 or 2003.

Inventories

      Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by Quanta at the lower of cost or market using the first-in, first-out (FIFO) method. As of December 31, 2002 and 2003, Quanta has recorded a valuation allowance of approximately $3.0 million.

Property and Equipment

      Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $53.4 million, $60.2 million and $59.5 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Debt Issuance Costs

      As of December 31, 2002 and 2003, capitalized debt issuance costs related to Quanta’s credit facility, the convertible subordinated notes and the senior secured notes were included in Other Assets, net and are being amortized into interest expense over the terms of the respective agreements. As of December 31, 2002 and 2003, capitalized debt issuance costs were $15.9 million and $17.8 million with accumulated amortization of $6.4 million and $3.2 million. For the years ended December 31, 2001, 2002 and 2003, amortization expense was $2.0 million, $3.6 million and $3.5 million, respectively.

      Quanta incurred $7.7 million in debt issuance costs related to the October 2003 4.5% convertible subordinated notes offering, which were capitalized and are being amortized over five years to October 1, 2008, the first date of the holders’ put option discussed in Note 7. Quanta capitalized debt issuance costs of $4.4 million in connection with the credit facility entered into in December 2003. Upon retirement of the senior secured notes and the termination of Quanta’s former credit facility in the fourth quarter of 2003 discussed in Note 7, Quanta expensed $3.3 million of unamortized debt issuance costs as part of the loss on early extinguishment of debt.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles

      Effective January 1, 2002, Quanta adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.

      Material amounts of recorded goodwill attributable to each of Quanta’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, absent any impairment indicators, Quanta performs impairment tests annually during the fourth quarter.

      Based on Quanta’s transitional impairment test performed upon adoption of SFAS No. 142 on January 1, 2002, it recognized a $488.5 million non-cash charge, ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of Quanta’s reporting units. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized, as permitted under accounting standards existing at that time, in which evaluations of goodwill impairment were made by Quanta using estimated future undiscounted cash flows to determine if goodwill would be recoverable. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle, net of tax, in the year ended December 31, 2002.

      Quanta further recognized an interim non-cash goodwill impairment charge of $166.6 million during the year ended December 31, 2002. Impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets Quanta serves as evidenced at the time by an increased number of bankruptcies in the telecommunications industry, continued devaluation of several of Quanta’s customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. Fair value was determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.

      During the fourth quarter of 2003, as part of our annual goodwill test for impairment, goodwill of $6.5 million was written off as a non-cash operating expense.

      A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Year Ended December 31,

	2002	2003

Balance, January 1	$1,036,982	$393,759
Acquisitions and adjustments	11,829	—
Impairments	(655,052)	(6,452)

Balance, December 31,	$393,759	$387,307

      Quanta recorded an Other Intangible Asset of $2.1 million related to customer relationships during 2002. The estimated life of this intangible asset is eight years and accumulated amortization as of December 31, 2002 and 2003, was approximately $0.3 million and $0.5 million. Estimated annual amortization expense for future periods is approximately $0.3 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adjusted results of operations for the year ended December 31, 2001, reflect the operations of Quanta had the non-amortization provisions of SFAS No. 142 been adopted effective January 1, 2001 (in thousands, except per share data):

Year Ended
December 31,
2001

Net income attributable to common stock	$84,836
Addback goodwill amortization, net of tax	21,960

Adjusted net income attributable to common stock	$106,796

Basic earnings per share:
Reported basic earnings per share	$1.11
Goodwill amortization, net of tax	0.28

Adjusted basic earnings per share	$1.39

Diluted earnings per share before:
Reported diluted earnings per share	$1.10
Goodwill amortization, net of tax	0.28

Adjusted diluted earnings per share	$1.38

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collective Bargaining Agreements

      Certain of the subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Self-Insurance

      As of December 31, 2003, Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers compensation, subject to a deductible of $2,000,000 per occurrence. In addition, Quanta maintains a non-union employee related health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2002 and 2003, the amounts accrued for self-insurance claims were $45.0 million and $62.3 million, with $27.4 million and $36.2 million, considered to be long-term and included in Other Non-Current Liabilities.

      As of December 31, 2003, Quanta had restricted cash pursuant to an obligation with Quanta’s casualty insurance policy for the period from March 1, 2003 to February 29, 2004. The total restricted cash will be reduced by amounts used to pay claims in the future. As of December 31, 2003, the balance of restricted cash was $9.3 million of which $8.7 million was classified in other current assets and $0.6 million was classified in Other Assets, net.

Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, accounts receivable, accounts payable, the credit facility and notes payable to various financial institutions approximate fair value. The fair value of the senior secured notes was estimated based on interest rates for the same or similar debt offered to Quanta having the same or similar remaining maturities and collateral requirements. At December 31, 2002, the fair value of Quanta’s senior secured notes of $210.0 million approximated fair value. The fair value of the convertible subordinated notes is estimated based on quoted secondary market prices for these notes as of year-end. At December 31, 2002 and 2003, the fair value of Quanta’s 4.0% convertible subordinated notes of $172.5 million was approximately $97.5 million and $157.2 million. The fair value of Quanta’s 4.5% convertible subordinated notes of $270.0 million was approximately $284.9 million at December 31, 2003.

Stock Based Compensation

      Quanta accounts for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123, as amended, encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an ESPP. The accounting for the restricted stock awards are the same under APB Opinion No. 25 and SFAS No. 123.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001 and 2002: (i) risk-free interest rates ranging from 4.64% to 4.84% and 3.45% to 5.27%, (ii) expected life of 7.9 and 6.7 years, (iii) average volatility of 66.9% and 144.5% (iv) dividend yield of 0%. There were no option grants during 2003.

      For the ESPP, compensation cost approximates the difference between the fair value of Quanta’s common stock and the actual common stock purchase price on the date of grant.

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Year Ended December 31,

	2001	2002	2003

Net income (loss) attributable to common stock as reported	$84,836	$(628,053)	$(32,880)
Add: stock-based employee compensation expense included in reported net income, net of tax	132	134	1,687
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(20,446)	(22,150)	(9,030)

Net income (loss) attributable to common stock —
As Adjusted — Basic	$64,522	$(650,069)	$(40,223)
As Adjusted — Diluted	$64,522	$(650,069)	$(40,223)
Earnings (loss) per share —
As Reported — Basic	$1.11	$(9.98)	$(0.30)
As Adjusted — Basic	$0.84	$(10.33)	$(0.36)
As Reported — Diluted	$1.10	$(9.98)	$(0.30)
As Adjusted — Diluted	$0.82	$(10.33)	$(0.36)

      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards may or may not be awarded. See Note 10 for additional discussion of Quanta’s stock incentive plans.

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

      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 2001, 2002 and 2003 is illustrated below (in thousands):

	Year Ended December 31,

	2001	2002	2003

NET INCOME (LOSS):
Net income (loss) attributable to common stock	$84,836	$(628,053)	$(32,880)
Dividends on convertible preferred stock, if assumed conversion is dilutive	930	—	—

Net income (loss) for basic earnings (loss) per share	85,766	(628,053)	(32,880)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—	—

Net income (loss) for diluted earnings (loss) per share	$85,766	$(628,053)	$(32,880)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, including convertible preferred stock, if dilutive	77,256	62,957	110,906
Effect of dilutive stock options and restricted stock	982	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	78,238	62,957	110,906

      Pursuant to EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share,” the impact of the Series A Convertible Preferred Stock has been included in the computation of basic earnings per share for the year ended December 31, 2001 using the if-converted method. For the years ended December 31, 2001, 2002 and 2003, stock options for approximately 3.9 million, 7.9 million and 0.9 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the years ended December 31, 2002 and 2003, approximately 116,000 and 16,000 stock options with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings per share because the effect of including them would be antidilutive. For the years ended December 31, 2001, 2002 and 2003, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share. For the years ended December 31, 2001, 2002 and 2003, shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive. See Note 10 for further discussion on restricted stock.

4.	BUSINESS COMBINATIONS:

      During 2001, Quanta completed 9 acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $119.9 million in cash and 2.4 million shares of common stock. The following summarized unaudited pro forma financial information adjusts the historical financial information by

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assuming the acquisition of the companies acquired during 2001 occurred on January 1, 2001 (in thousands, except per share information):

Year Ended
December 31,
2001

(Unaudited)
Revenues	$2,057,279
Net income attributable to common stock	$87,266
Basic earnings per share	$1.13
Diluted earnings per share	$1.11

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

      During 2002, Quanta completed two acquisitions. The aggregate consideration paid in these transactions consisted of $8.0 million in cash, net of cash acquired, and 251,079 shares of common stock. The pro forma effects of these transactions were not material. During 2003, Quanta did not complete any acquisitions.

5.	PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives in
	Years	2002	2003

Land	—	$4,003	$3,750
Buildings and leasehold improvements	5-30	14,107	14,421
Operating equipment and vehicles	5-25	512,948	534,278
Office equipment, furniture and fixtures	3-7	20,757	22,113

		551,815	574,562
Less — Accumulated depreciation and amortization		(182,247)	(233,020)

Property and equipment, net		$369,568	$341,542

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

      Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,

	2001	2002	2003

Balance at beginning of year	$15,612	$35,856	$65,974
Acquired balances	3,088	20	—
Charged to expense	20,259	35,710	19,890
Deductions for uncollectible receivables written off, net of recoveries	(3,103)	(5,612)	(12,184)

Balance at end of year	$35,856	$65,974	$73,680

      Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,

	2002	2003

Accounts payable, trade	$82,498	$76,437
Accrued compensation and related expenses	34,178	30,607
Accrued insurance	24,705	29,191
Accrued interest and fees	5,454	2,756
Federal and state taxes payable	16,066	18,052
Other accrued expenses	26,179	18,402

	$189,080	$175,445

      Contracts in progress are as follows (in thousands):

	December 31,

	2002	2003

Costs incurred on contracts in progress	$451,603	$517,575
Estimated earnings, net of estimated losses	77,018	79,417

	528,621	596,992
Less — Billings to date	(490,281)	(570,430)

	$38,340	$26,562

Costs and estimated earnings in excess of billings on uncompleted contracts	$54,749	$45,473
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(16,409)	(18,911)

	$38,340	$26,562

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM OBLIGATIONS:

      Quanta’s long-term debt obligations consist of the following (in thousands):

	December 31,

	2002	2003

Credit facilities	$—	$56,000
Senior secured notes	210,000	—
4.0% convertible subordinated notes	172,500	172,500
4.5% convertible subordinated notes	—	270,000
Notes payable to various financial institutions, interest ranging from 0.0% to 9.06%, secured by certain equipment and other assets	9,372	6,981
Capital lease obligations	447	104

	392,319	505,585
Less — Current maturities	(6,652)	(5,034)

Total long-term debt obligations	$385,667	$500,551

     Credit Facility

      On December 19, 2003, Quanta entered into a $185.0 million credit facility with various lenders, which replaced our previous credit facility discussed below. The credit facility consists of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. As of December 31, 2003, Quanta had approximately $93.6 million of letters of credit issued under the letter of credit facility, approximately $3.1 million of letters of credit issued under the revolving facility and $56.0 million outstanding as a term loan under the credit facility with an interest rate of 4.15% as of December 31, 2003. Quanta’s borrowing availability was $31.9 million as of December 31, 2003.

      Under the letter of credit facility, Quanta is subject to a fee equal to 3.00% of the letters of credit outstanding, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account do not earn the LIBOR, as defined in the credit facility. Term loans under the facility bear interest at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 3.00% or (b) the Base Rate (as described below) plus 3.00%. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate. The maximum availability under the facility is automatically reduced on December 31 of each year by $1.5 million, beginning December 31, 2004.

      Amounts borrowed under the revolving facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving facility.

      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a minimum consolidated net worth covenant. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004, however, Quanta may pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the immediately prior fiscal year. The credit facility carries cross-default provisions with Quanta’s other debt instruments.

      The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of Quanta’s foreign subsidiaries and substantially all of Quanta’s assets, and it restricts pledges on all material assets. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under our convertible subordinated notes.

     2000 Credit Facility

      As of December 31, 2002, Quanta had a $250.0 million credit facility, as amended, (2000 Credit Facility) with 14 participating banks, which was to mature on June 14, 2004. Upon closing of the above discussed credit facility, the 2000 Credit Facility was terminated. In connection with the termination of the agreement, the related unamortized debt issuance costs in the amount of approximately $0.8 million were expensed in the fourth quarter of 2003 as part of the loss on early extinguishment of debt discussed below. As of December 31, 2002, Quanta had no outstanding borrowings under the 2000 Credit Facility and $71.1 million of letters of credit outstanding.

     4.0% Convertible Subordinated Notes

      During the third quarter of 2000, Quanta issued $172.5 million principal amount of convertible subordinated notes. These convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The 4.0% convertible subordinated notes require semi-annual interest payments beginning December 31, 2000, until the notes mature on July 1, 2007. Quanta has the option to redeem the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In the event of such circumstance, consent to repurchase the 4.0% convertible subordinated notes would be required under Quanta’s credit facility.

     4.5% Convertible Subordinated Notes

      In October 2003, Quanta issued $270.0 million principal amount of 4.5% convertible subordinated notes. These convertible subordinated notes bear interest at 4.5% per year and are convertible into shares of Quanta’s common stock at a conversion price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments beginning April 1, 2004, until they mature on October 1, 2023.

      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price.

      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest. The holders of the 4.5% convertible subordinated notes may require Quanta to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. We must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future obligations. If Quanta were to satisfy the obligation with shares of our common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% convertible subordinated notes carry cross-default provisions with Quanta’s credit facility and any other debt instrument that exceeds $10.0 million in borrowings.

     Senior Secured Notes

      In the fourth quarter of 2003, Quanta retired its $210.0 million of senior secured notes and paid associated make-whole prepayment premiums in the amount of $31.3 million. The make-whole prepayment premiums, along with the related unamortized debt issuance costs for the senior notes in the amount of approximately $2.5 million were expensed in the fourth quarter of 2003 as part of the loss on early extinguishment of debt discussed below.

     Loss on Early Extinguishment of Debt

      During the year ended December 31, 2003, Quanta recognized a $35.1 million loss on early extinguishment of debt relating to the termination of the 2000 Credit Facility and the retirement of the senior secured notes discussed above. Included in this amount is a make-whole prepayment premium for $31.3 million, write-off of unamortized debt issuance costs of $3.3 million together with other related costs of $0.5 million.

     Maturities

      The maturities of long-term debt obligations, excluding capital leases, as of December 31, 2003, are as follows (in thousands):

Year Ending December 31 —
2004	$4,935
2005	1,208
2006	821
2007	172,517
2008	326,000

$505,481

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      See discussion of capital leases in Note 13.

8.	INCOME TAXES:

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Federal —
Current	$52,507	$(29,118)	$(43,446)
Deferred	8,900	7,782	26,970
State —
Current	8,687	3,303	(1,618)
Deferred	1,106	(1,677)	14

	$71,200	$(19,710)	$(18,080)

      Actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Provision (benefit) at the statutory rate	$54,938	$(67,845)	$(18,574)
Increases (decreases) resulting from —
State income taxes, net of federal benefit	7,001	(1,186)	(2,357)
FAS 142 interim goodwill impairment	—	43,644	—
Non-deductible goodwill	6,762	—	—
Non-deductible expenses	3,614	2,734	2,026
Change in valuation allowance	—	4,108	825
Tax credits	(1,115)	(1,165)	—

	$71,200	$(19,710)	$(18,080)

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,

	2002	2003

Deferred income tax liabilities —
Property and equipment	$(90,551)	$(96,675)
Book/tax accounting method difference	(4,702)	(22,354)

Total deferred income tax liabilities	(95,253)	(119,029)
Deferred income tax assets —
Allowance for doubtful accounts and other reserves	19,785	11,667
Goodwill	54,567	37,428
Accrued Expenses	22,276	24,538
Net operating loss carryforwards	6,665	22,241
Inventory and other	1,261	6,297

Subtotal	104,554	102,171
Valuation allowance	(10,874)	(11,699)

Total deferred income tax assets	93,680	90,472

Total net deferred income tax liabilities	$(1,573)	$(28,557)

      At December 31, 2003, Quanta had federal net operating loss carryforwards, the tax effect of which is approximately $10.4 million. These carryforwards, which may provide future tax benefits, begin to expire in 2020. Quanta also had state net operating loss carryforwards, the tax effect of which is approximately $11.8 million. These carryforwards will expire as follows: 2006, $0.1 million; 2007, $0.6 million; 2008, $1.1 million and $10.0 million thereafter. As of December 31, 2003, Quanta had a $31.3 million federal income tax receivable as the result of a federal net operating loss incurred during 2003, which currently is classified in Prepaid Expenses and Other Current Assets. Quanta intends to file a carryback claim with the Internal Revenue Service in 2004.

      In assessing the value of deferred tax assets at December 31, 2003, Quanta considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, Quanta provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value at December 31, 2003. A portion of the valuation allowance was recorded through the cumulative effect of change in accounting principle, as it related to deferred tax assets recorded as part of the adoption of SFAS No. 142.

9.	STOCKHOLDERS’ EQUITY:

Series A Convertible Preferred Stock

      In September 1999, Quanta issued shares of Series A Convertible Preferred Stock, $.00001 par value per share. The holders of the Series A Convertible Preferred Stock were entitled to receive dividends in cash at a rate of 0.5% per annum on an amount equal to $53.99 per share, plus all unpaid dividends accrued. In connection with the First Reserve Fund IX, L.P. (First Reserve) investment in Quanta, on October 15, 2002,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Reserve acquired approximately 0.9 million shares of our Series A Convertible Preferred Stock. On October 15, 2002, First Reserve forgave approximately $780,000 in dividends that had accrued on those shares. During the fourth quarter of 2002, 245,000 shares of Series A Convertible Preferred Stock were converted into shares of common stock. During the first quarter of 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Any dividends that had accrued on the respective shares of Series A Preferred Stock were forfeited and reversed on the date of conversion.

Series E Preferred Stock and Redeemable Common Stock

      During the fourth quarter of 2002, First Reserve purchased from Quanta approximately 2.4 million shares of newly issued Series E Preferred Stock at $30.00 per share. The Series E Preferred Stock was converted into 24.3 million shares of common stock on December 31, 2002 and the series was eliminated during the second quarter of 2003.

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

      In connection with their investment, First Reserve is entitled to a pre-emptive right to purchase shares of common stock upon Quanta’s issuance of shares to third parties. During 2003, First Reserve acquired 1,201,128 shares pursuant to such right.

Stockholder Rights Plan

      On March 8, 2000, the board of directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan was amended several times in 2001 and 2002 and was amended and restated on October 24, 2002. Under the Stockholder Rights Plan, as amended, a dividend of one preferred share purchase right (a Right) was declared on each outstanding share of Quanta’s common stock (including Quanta’s limited vote common stock) and Series A Convertible Preferred Stock (on an as-converted basis) for holders of record as of the close of business on March 27, 2000. The Rights also attach to all common stock (including Quanta’s limited vote common stock) and Series A Convertible Preferred Stock that become outstanding between March 27, 2000 and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Stockholder Rights Plan). No separate certificates evidencing the Rights will be issued unless and until they become exercisable. Each Right has an initial exercise price of $153.33. The Rights will be exercisable if a person or group (other than Aquila or First Reserve and their transferees) becomes the beneficial owner of 15% or more of the voting power of Quanta’s common shares, assuming conversion, or commences a tender offer which if completed would result in that person or group becoming the beneficial owner of 15% or more of Quanta’s common shares. The Rights also will be exercisable if Aquila or First Reserve, together with any affiliates or associates, becomes the beneficial owner of more than 37.71% or 37.00%, respectively, of the voting power of Quanta’s common shares, assuming conversion. Upon a “Flip-In

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Event” as defined in the Stockholder Rights Plan, the Rights held by anyone other than the Acquiring Person, as defined in the Stockholder’s Rights Plan, and its transferees would be exercisable for common stock of Quanta at a discount. The Rights will expire on March 8, 2010.

      The term “assuming conversion” means assuming conversion of all outstanding equity securities, whether or not then convertible, and excluding the conversion of outstanding options, warrants and other similar rights. When used in reference to First Reserve or any of its transferees, however, “assuming conversion” means assuming conversion of all outstanding equity securities, whether or not then convertible, including the conversion of outstanding options, warrants and other similar rights to acquire equity securities of Quanta.

Limited Vote Common Stock

      The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 2001, 649,674 shares, in 2002, 32,488 shares and 2003, 16,000 shares of Limited Vote Common Stock, respectively, were converted to common stock.

Treasury Stock

      The board of directors of Quanta authorized a Stock Repurchase Plan under which up to $75.0 million of Quanta’s common stock could be repurchased. Under the Stock Repurchase Plan, Quanta could conduct purchases through open market transactions in accordance with applicable securities laws. During 2001, Quanta purchased 986,000 shares of common stock for approximately $15.3 million. On March 13, 2002, the 986,000 shares of common stock were sold to Quanta’s Stock Employee Compensation Trust (SECT), a trust formed in 2002 to fund certain of Quanta’s future employee benefit obligations using Quanta’s common stock, and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after Quanta terminated the SECT. During the second quarter of 2002, Quanta purchased 924,500 shares of its common stock for approximately $11.7 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of Quanta’s board of directors determined to cease the Stock Repurchase Plan. Quanta acquired into treasury 1,871 shares in 2002 and 69 shares in 2003, of previously restricted stock for settlement of employee tax liabilities pursuant to the 2001 Stock Incentive Plan discussed in Note 10.

Deferred Compensation

      Under the 2001 Stock Incentive Plan discussed in Note 10, shares of Quanta’s common stock are issued at the fair market value of the common stock at the date of issuance. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest, generally over three years in equal annual installments. However, during the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of shares of restricted stock under the plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period as non-cash compensation expense. If shares of restricted stock are cancelled during a given period, any remaining unamortized deferred compensation expense related to the issuance is reversed against additional paid-in capital. Compensation expense recognized with respect to restricted stock awards during the years ended December 31, 2001, 2002 and 2003 was approximately $230,000, $219,000 and $2.8 million, respectively.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The 2001 Stock Incentive Plan provides for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonqualified stock options and restricted stock (collectively, the Awards). The amount of ISOs that may be granted under the 2001 Stock Incentive Plan is limited to 3,571,275 shares. The 2001 Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to applicable regulation and the terms of the 2001 Stock Incentive Plan, the authority to grant Awards under the 2001 Stock Incentive Plan, to construe and interpret the 2001 Stock Incentive Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 2001 Stock Incentive Plan; provided, however, that Quanta’s Chief Executive Officer has the authority to grant restricted stock or nonqualified stock options to individuals who are not officers, provided that (i) the aggregate number of shares of common stock issuable upon the exercise of non-qualified stock options granted in any one calendar quarter does not exceed 100,000 shares and the aggregate value of awards of restricted stock granted in any one calendar quarter does not exceed $250,000 determined based on the fair market value of the common stock at the time of the grants, and (ii) the aggregate number of shares of common stock issuable upon the exercise of non-qualified stock options granted to any individual in any one calendar quarter does not exceed 20,000 shares of common stock and the aggregate value of awards of restricted stock granted in any one calendar quarter to any individual does not exceed $25,000 determined based on the fair market value of the common stock at the time of the grants.

      All of Quanta’s employees (including officers), non-employee directors and certain consultants and advisors are eligible to receive Awards under the 2001 Stock Incentive Plan, but only employees of Quanta are eligible to receive ISOs. Awards will be exercisable during the period specified in each Award agreement and will generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee. Unless specifically provided otherwise in the Award agreement, Awards become immediately vested and exercisable in the event of a “change in control” (as defined in the 2001 Stock Incentive Plan) of Quanta. No option will remain exercisable later than ten years after the date of grant (or five years in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity under the 2001 Stock Incentive Plan for the years ended December 31, 2001, 2002 and 2003 (shares in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2000	7,849	$20.97
Granted	2,084	26.34	$18.81
Exercised	(395)	15.05
Forfeited and canceled	(565)	23.71

Outstanding at December 31, 2001	8,973	22.29
Granted	1,310	13.43	$12.74
Exercised	(119)	9.06
Forfeited and canceled	(1,389)	22.92

Outstanding at December 31, 2002	8,775	21.04
Granted	—	—	$—
Exercised	(3)	5.70
Forfeited and canceled	(7,356)	22.58

Outstanding at December 31, 2003	1,416	13.24

Options exercisable at —
December 31, 2001	3,023
December 31, 2002	4,780
December 31, 2003	1,300

      Generally, options exercisable are based on term vesting periods as outlined in each option agreement.

      The following table summarizes information for outstanding options at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted	Weighted	Number of	Weighted
	Number of	Average	Average	Options	Average
	Options	Contractual	Exercise	Exercisable As	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	of 12/31/03	Price

$ 0.0000-$6.1500	487	4.4	$5.79	472	$5.88
$ 6.1501-$12.3000	499	4.9	$9.09	456	$8.90
$12.3001-$18.4500	70	4.3	$15.93	60	$15.79
$18.4501-$24.6000	122	5.7	$21.56	109	$21.45
$24.6001-$30.7500	162	2.7	$27.23	137	$27.21
$30.7501-$36.9000	25	6.8	$33.46	22	$33.58
$36.9001-$43.0500	1	6.7	$38.04	1	$38.04
$43.0501-$49.2000	37	5.5	$44.63	33	$44.61
$49.2001-$55.3500	2	3.7	$49.50	2	$49.50
$55.3501-$61.5000	11	6.4	$56.67	8	$56.67

	1,416			1,300

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed below, on January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta’s common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. The remaining eligible options that were not exchanged will be required to be accounted for under variable plan accounting under APB Opinion No. 25. In the future, to the extent that Quanta’s stock price exceeds the exercise price of an eligible option that was not exchanged, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital. No charges have been recorded with respect to these options under variable plan accounting through December 31, 2003.

          Restricted Stock

      Pursuant to the 2001 Stock Incentive Plan discussed above, Quanta granted 72,701 shares, 95,903 shares, and 3,431,354 shares of restricted stock with a weighted average grant price of $27.51, $3.27 and $3.10, respectively, during the years ended December 31, 2001, 2002 and 2003.

      On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta’s common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer vests on February 28 of each year, beginning February 28, 2004, assuming the employee or consultant continues to meet the requirements for vesting. On March 10, 2003, Quanta accepted for exchange and canceled eligible options to purchase an aggregate of 6,769,483 shares of its common stock, representing approximately 93% of the 7,289,750 options that were eligible to be tendered in the offer as of the expiration date. Pursuant to the terms of the offer, Quanta granted restricted stock representing an aggregate of 3,022,112 shares of its common stock, or approximately $9.0 million in value, in exchange for the tendered eligible options which will be amortized as non-cash compensation expense over the three-year vesting period of the restricted stock.

     Employee Stock Purchase Plan

      An Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors of Quanta and was approved by the stockholders of Quanta in May 1999. The purpose of the ESPP is to provide an incentive for employees of Quanta and any Participating Company (as defined in the ESPP) to acquire or increase a proprietary interest in Quanta through the purchase of shares of Quanta’s common stock. At the date hereof, all of the existing subsidiaries of Quanta have been designated as Participating Companies. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the ESPP are construed in a manner consistent with the requirements of that section of the Code. The ESPP is administered by a committee, appointed from time to time, by the board of directors. The ESPP is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. During 2001, 2002 and 2003, respectively, Quanta issued a total of 462,179 shares, 662,147 shares and 1,148,632 shares, respectively, pursuant to the ESPP.

11.	EMPLOYEE BENEFIT PLANS:

     Union’s Multi-Employer Pension Plans

      In connection with its collective bargaining agreements with various unions, Quanta participates with other companies in the unions’ multi-employer pension plans. These plans cover all of Quanta’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of such plan. Quanta has no plans to withdraw from these plans. The plans do not maintain information on the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net assets and actuarial present value of the plans’ unfunded vested benefits allocable to Quanta, and the amounts, if any, for which Quanta may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension plans by Quanta were approximately $41.8 million for the year ended December 31, 2003.

     401(k) Plan

      Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching cash contribution of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $7.3 million, $7.2 million and $6.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

12.	RELATED PARTY TRANSACTIONS:

      Aquila Inc. (Aquila) has made investments in Quanta in the form of Series A Convertible Preferred Stock. See additional discussion in Note 9. During 2003, Aquila sold all investments in Quanta. Quanta had transactions in the normal course of business with Aquila during 2003. Subsequent to the initial investment by Aquila, revenues from Aquila in 2001, 2002 and 2003 were approximately $17.2 million, $29.7 million and $15.4 million, respectively, and balances due Quanta at year-end were approximately $2.4 million, $2.6 million and $3.1 million, respectively. In addition, Quanta performed work for an affiliate of Aquila with revenues in 2001 and 2002 of $19.3 million and $0.4 million, and balances due Quanta at December 31, 2002 were approximately $3.4 million.

      Certain of Quanta’s subsidiaries have entered into related party lease arrangements for operational facilities. These lease agreements generally have a term of five years. Related party lease expense for the years ended December 31, 2001, 2002 and 2003, respectively, was approximately $2.8 million, $3.6 million and $3.2 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	COMMITMENTS AND CONTINGENCIES:

     Leases

      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases as discussed in Note 12. The following schedule shows the future minimum lease payments under these leases as of December 31, 2003 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2004	$101	$15,493
2005	5	11,145
2006	—	5,874
2007	—	2,825
2008	—	2,006
Thereafter	—	4,119

Total minimum lease payments	106	$41,462

Less — Amounts representing interest	(2)

Present value of minimum lease payments	104
Less — Current portion	99

Total long-term obligations	$5

      Rent expense related to operating leases was approximately $24.1 million, $31.3 million and $48.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. Assets under capital leases are included as part of property and equipment.

      Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2003, the maximum guaranteed residual value would have been approximately $118.8 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

     Litigation

      Quanta is from time to time party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not expect the outcome of any of these other proceedings, separately or in the aggregate to have a material adverse effect on Quanta’s results of operations or financial position.

     Performance Bonds

      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses potentially paid out under

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these performance bonds. As of December 31, 2003, the total amount of outstanding performance bonds was approximately $334.6 million.

     Contingent Payments

      Quanta is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement and depending upon the ultimate profitability or losses on certain projects and the collection of the underlying receivables, Quanta may be required to make additional payments to such former owners with a combination of common stock and cash. At December 31, 2003, the amount of additional payments based on performance to date could equal up to $15.5 million, depending on the contingencies outlined above. This amount may be adjusted significantly higher or lower over the term of the agreement.

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

      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2003, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	QUARTERLY FINANCIAL DATA (UNAUDITED):

      The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2002 and 2003 (in thousands, except per share information).

	For the Three Months Ended,

	March 31	June 30	September 30	December 31

2002:
Revenues	$449,220	$432,522	$436,215	$432,756
Gross profit	75,687	48,160	54,268	58,658
Income (loss) before cumulative effect of change in accounting principle	10,266	(177,197)	(8,316)	1,113
Cumulative effect of change in accounting principle, net of tax	445,422	—	—	—
Net income (loss) attributable to common stock	(435,388)	(177,429)	(8,550)	(6,686)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.13	$(2.91)	$(0.14)	$(0.10)
Cumulative effect of change in accounting principle, net of tax	(5.69)	—	—	—

Basic earnings (loss) per share	$(5.56)	$(2.91)	$(0.14)	$(0.10)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.13	$(2.91)	$(0.14)	$(0.10)
Cumulative effect of change in accounting principle, net of tax	(5.66)	—	—	—

Diluted earnings (loss) per share	$(5.53)	$(2.91)	$(0.14)	$(0.10)

2003:
Revenues	$367,129	$408,302	$436,133	$431,289
Gross profit	37,757	53,518	55,008	53,612
Net income (loss) attributable to common stock	(2,734)	(9,835)	5,399	(25,710)
Basic earnings (loss) per share	$(0.03)	$(0.08)	$0.05	$(0.23)
Diluted earnings (loss) per share	$(0.03)	$(0.08)	$0.05	$(0.23)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above. Certain reclassifications have been made to the prior periods in order to conform to the current period presentation.

	Years Ended December 31,

	2001	2002	2003

	(In thousands)
Electric power and gas network services	$850,278	$971,646	$979,140
Telecommunications network services	600,433	287,117	238,214
Cable television network services	284,098	203,083	121,571
Ancillary services	280,068	288,867	303,928

	$2,014,877	$1,750,713	$1,642,853

      Quanta does not have significant operations or long-lived assets in countries outside of the United States. We derived $15.1 million of our revenues from foreign operations during 2003.

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

      Arthur Andersen’s reports on Quanta’s consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the year ended December 31, 2001 and through June 28, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Quanta’s consolidated financial statements for such years. During the year ended December 31, 2001 and through June 28, 2002, there were no reportable events of the kind listed in Item 304(a)(1)(v) of Regulation S-K. Quanta requested that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made in the Form 8-K filed on July 8, 2002. A letter was received from Arthur Andersen that corroborated the statements contained in the Form 8-K and was filed with the Form 8-K and is incorporated by reference into this Form 10-K as exhibit 16.1.

      During the year ended December 31, 2001 and through June 28, 2002. Quanta did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.	Controls and Procedures

      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of December 31, 2003. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

      The information required by Item 14 is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (3) Exhibits

Exhibit
No.		Description

3.1	—	Certificate of Elimination of the Designation of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by Reference)
3.2	—	Certificate of Elimination of the Designation of the Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by Reference)
3.3	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.4	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference) Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2	—	Amended and Restated Rights Agreement dated as of March 8, 2000 amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/ A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3	—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.4	—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2003 and incorporated herein by reference)
4.5	—	Amendment No. 3 to Note Purchase Agreement dated as of September 30, 2003 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed October 3, 2003 and incorporated herein by reference)
4.6	—	Amendment No. 4 to Note Purchase Agreement dated as of October 9, 2003 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed October 3, 2003 and incorporated herein by reference)

Exhibit
No.			Description

4.7		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the to the Company’s Form 10-Q (No. 001-13831) filed November 14, 2003 and incorporated herein by reference.)
10	.1*	—	Form of Employment Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
10	.13*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10.18		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.19		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Peter T. Dameris (previously filed as Exhibit 10.4 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.20		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.21		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.22		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Frederick M. Haag (previously filed as Exhibit 10.7 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.23		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.24		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.25		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Elliott C. Robbins (previously filed as Exhibit 10.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.26		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary W. Smith (previously filed as Exhibit 10.11 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.27		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.12 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.28		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.29		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.30		—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.31		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.32		—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10.34		—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.35		—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.36		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.37		—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)
10	.41*	—	Separation Agreement and General Release dated October 24, 2002 between Peter Dameris and Quanta Services, Inc. (previously filed as Exhibit 10.41 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.42*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.43		—	Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10.44		—	Amendment to No. 2 to Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.45*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.46*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and Incorporated herein by reference)
10	.47*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.48*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.49		—	Tenth Amendment to Third Amended and Restated Secured Credit Agreement dated as of September 30, 2003 between Quanta Services, Inc. and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 3, 2003 and incorporated herein by reference.
10.50		—	Eleventh Amendment to Third Amended and Restated Secured Credit Agreement dated as of October 9, 2003 between Quanta Services, Inc. and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 17, 2003 and incorporated herein by reference.
10.51		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference.
10.52		—	Fourth Amended and Restated Secured Credit Agreement (previously Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference.
10.53		—	Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (filed herewith)

Exhibit
No.		Description

10.54	—	Security Agreement dated as of December 19, 2003 among the Pledgors identified therein and Bank of America, N.A., as administrative agent for the Lenders (filed herewith)
10.55	—	Pledge Agreement dated as of December 19, 2003 among the Debtors identified therein and Bank of America, N.A., as administrative agent for the Lenders (filed herewith)
16.1	—	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Form 8-K (No. 001-13831) filed July 8, 2002 and incorporated herein by reference)
21.1	—	Subsidiaries (filed herewith)
23.1	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

      (b) Reports on Form 8-K:

(1) Quanta filed a form 8-K on October 3, 2003 in which it reported, among other matters, that Quanta obtained waivers from the lenders under its then existing credit facility and from its senior secured noteholders for potential events of default under certain of its financial covenants.

(2) Quanta filed a Form 8-K on October 9, 2003 in which it reported, among other matters, the offering of convertible subordinated debentures.

(3) Quanta filed a Form 8-K on October 10, 2003 in which it reported, among other matters, the pricing of the offering of convertible subordinated debentures.

(4) Quanta filed a Form 8-K on October 17, 2003 in which it reported agreements with the lenders under its then existing credit facility and its senior secured noteholders that among other things, increased the maximum permitted aggregate principal amount of the convertible subordinated debentures.

(5) Quanta filed a Form 8-K on October 21, 2003 in which it reported, among other matters, the completion of the convertible subordinated debenture offering.

(6) Quanta filed a Form 8-K on October 24, 2003 in which it reported, among other matters, the issuance of additional convertible subordinated debentures.

(7) Quanta furnished a Form 8-K on November 13, 2003 announcing under Item 12 its press release reporting earnings for the third quarter of 2003.

(8) Quanta furnished a Form 8-K on February 26, 2004 announcing under Item 12 its press release reporting earnings for the fourth quarter of 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 12, 2004.

QUANTA SERVICES, INC.

By	/s/ JOHN R. COLSON

John R. Colson
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 12, 2004.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President, Controller and Chief Accounting Officer

James R. Ball	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ BEN A. GUILL Ben A. Guill	Director

/s/ JAMES A. NATTIER James A. Nattier	Director

Thomas J. Sikorski	Director

/s/ GARY A. TUCCI Gary A. Tucci	Director

/s/ JOHN R. WILSON John R. Wilson	Director

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Certificate of Elimination of the Designation of the Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by Reference)
3.2		—	Certificate of Elimination of the Designation of the Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by Reference)
3.3		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.4		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference) Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/ A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2003 and incorporated herein by reference)
4.5		—	Amendment No. 3 to Note Purchase Agreement dated as of September 30, 2003 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed October 3, 2003 and incorporated herein by reference)
4.6		—	Amendment No. 4 to Note Purchase Agreement dated as of October 9, 2003 between Quanta Services, Inc. and the Purchasers named therein (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed October 3, 2003 and incorporated herein by reference)
4.7		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the to the Company’s Form 10-Q (No. 001-13831) filed November 14, 2003 and incorporated herein by reference.)
10	.1*	—	Form of Employment Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
10	.13*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10.18		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.19		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Peter T. Dameris (previously filed as Exhibit 10.4 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.20		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.21		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10.22		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Frederick M. Haag (previously filed as Exhibit 10.7 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.23		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.24		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.25		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Elliott C. Robbins (previously filed as Exhibit 10.10 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.26		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary W. Smith (previously filed as Exhibit 10.11 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.27		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.12 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.28		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.29		—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10.30		—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.31		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.32		—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.34		—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.35		—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.36		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10.37		—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)
10	.41*	—	Separation Agreement and General Release dated October 24, 2002 between Peter Dameris and Quanta Services, Inc. (previously filed as Exhibit 10.41 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.42*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.43		—	Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)

Exhibit
No.			Description

10.44		—	Amendment to No. 2 to Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.45*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.46*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and Incorporated herein by reference)
10	.47*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.48*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and Luke T. Spalj (previously filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.49		—	Tenth Amendment to Third Amended and Restated Secured Credit Agreement dated as of September 30, 2003 between Quanta Services, Inc. and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 3, 2003 and incorporated herein by reference.
10.50		—	Eleventh Amendment to Third Amended and Restated Secured Credit Agreement dated as of October 9, 2003 between Quanta Services, Inc. and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 17, 2003 and incorporated herein by reference.
10.51		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference.
10.52		—	Fourth Amended and Restated Secured Credit Agreement (previously Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference.
10.53		—	Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (filed herewith)
10.54		—	Security Agreement dated as of December 19, 2003 among the Pledgors identified therein and Bank of America, N.A., as administrative agent for the Lenders (filed herewith)
10.55		—	Pledge Agreement dated as of December 19, 2003 among the Debtors identified therein and Bank of America, N.A., as administrative agent for the Lenders (filed herewith)
16.1		—	Letter of Arthur Andersen LLP regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Form 8-K (No. 001-13831) filed July 8, 2002 and incorporated herein by reference)
21.1		—	Subsidiaries (filed herewith)
23.1		—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1		—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		—	Certification of Periodic Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2		—	Certification of Periodic Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements