Form 10-Q
period 2004-03-31
QUANTA SERVICES INC
filed 2004-05-10
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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
(713) 629-7600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated file (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     116,079,878 shares of Common Stock were outstanding as of May 3, 2004. As of the same date, 1,051,067 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	March 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$179,626	$195,680
Accounts receivable, net of allowances of $27,306 and $27,053, respectively	358,698	319,063
Costs and estimated earnings in excess of billings on uncompleted contracts	51,619	55,686
Inventories	23,809	26,042
Prepaid expenses and other current assets	62,341	57,856

Total current assets	676,093	654,327
Property and equipment, net	341,542	337,786
Accounts and notes receivable, net of allowances of $46,374	34,327	34,358
Other assets, net	25,591	25,071
Goodwill and other intangibles, net	388,882	388,817

Total assets	$1,466,435	$1,440,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,034	$3,612
Accounts payable and accrued expenses	175,445	184,222
Billings in excess of costs and estimated earnings on uncompleted contracts	18,911	17,609

Total current liabilities	199,390	205,443
Long-term debt, net of current maturities	58,051	46,962
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	103,362	91,407

Total liabilities	803,303	786,312

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 116,426,215 and 117,371,859 shares issued and 115,499,775 and 116,110,632 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,067,750 and 1,051,067 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,071,701	1,081,200
Deferred compensation	(7,359)	(11,369)
Retained deficit	(389,485)	(401,179)
Treasury stock, 926,440 and 1,261,227 common shares, at cost	(11,725)	(14,605)

Total stockholders’ equity	663,132	654,047

Total liabilities and stockholders’ equity	$1,466,435	$1,440,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenues	$367,129	$354,997
Cost of services (including depreciation)	329,372	328,273

Gross profit	37,757	26,724
Selling, general and administrative expenses	38,970	43,370

Income (loss) from operations	(1,213)	(16,646)
Other income (expense):
Interest expense	(7,964)	(6,366)
Other, net	216	301

Income (loss) before income tax provision (benefit)	(8,961)	(22,711)
Provision (benefit) for income taxes	(4,118)	(11,017)

Net income (loss)	(4,843)	(11,694)
Dividends on preferred stock, net of forfeitures	(2,109)	—

Net income (loss) attributable to common stock	$(2,734)	$(11,694)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.03)	$(0.10)

Shares used in computing basic and diluted earnings (loss) per share	104,073	113,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
Cash Flows from Operating Activities:
Net income (loss) attributable to common stock	$(2,734)	$(11,694)
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities —
Depreciation and amortization	14,901	14,976
Loss on sale of property and equipment	433	172
Provision for doubtful accounts	243	83
Deferred income tax provision (benefit)	2,055	(12,914)
Amortization of deferred compensation	206	900
Preferred stock dividend, net of forfeitures	(2,109)	—
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	44,552	39,552
Costs and estimated earnings in excess of billings on uncompleted contracts	1,505	(4,067)
Inventories	(1,558)	(2,233)
Prepaid expenses and other current assets	(1,231)	1,742
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(19,784)	9,879
Billings in excess of costs and estimated earnings on uncompleted contracts	855	(1,302)
Other, net	(42)	(443)

Net cash provided by operating activities	37,292	34,651

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	213	559
Additions of property and equipment	(4,853)	(11,591)
Cash restricted for self-insurance programs	—	3,248

Net cash used in investing activities	(4,640)	(7,784)

Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	—	(10,700)
Proceeds from other long-term debt	914	130
Payments on other long-term debt	(1,965)	(1,941)
Issuances of stock, net of offering costs	1,931	1,650
Exercise of stock options	—	48

Net cash provided by (used in) financing activities	880	(10,813)

Net Increase in Cash and Cash Equivalents	33,532	16,054
Cash and Cash Equivalents, beginning of period	27,901	179,626

Cash and Cash Equivalents, end of period	$61,433	$195,680

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Interest	$5,741	$821
Income taxes, net of refunds	(931)	(199)

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

     In the course of its operations, Quanta is subject to certain risk factors, including but not limited to risks related to significant fluctuations in quarterly results, economic downturn, contract terms, competition, occupational health and safety matters, rapid technological and structural changes in the industries Quanta serves, ability to obtain or maintain performance bonds, management of growth, dependence on key personnel, unionized workforce, availability of qualified employees, being self-insured against potential liabilities, potential exposure to environmental liabilities, the pursuit of additional work in the government arena, the requirements of the Sarbanes-Oxley Act of 2002, access to capital, internal growth and operating strategies, recoverability of goodwill, replacing cancelled or completed contracts, acquisition integration and financing and anti-takeover measures.

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

     It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta Services, Inc. and subsidiaries included in Quanta’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2004.

Reclassifications

     Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provision for income taxes.

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts

     Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2004, Quanta has provided allowances for doubtful accounts of approximately $73.4 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

     In June 2002, one of Quanta’s customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. Quanta has filed liens on various properties to secure substantially all of its pre-petition receivables. The carrying value is based upon Quanta’s understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. Quanta currently believes it will collect a substantial majority of the balances owed. Should any of the factors underlying Quanta’s estimate change, the amount of Quanta’s allowance could change significantly. Quanta is uncertain as to whether such receivables will be collected within one year and therefore has included this amount in non-current assets as Accounts and Notes Receivable. Also included in Accounts and Notes Receivable are amounts due from another customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable are partially secured. During 2002 and 2003, Quanta provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of March 31, 2004, the total balance due from both of these customers was $80.7 million, net of an allowance for doubtful accounts of $46.4 million.

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

Stock Based Compensation

     Quanta accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123, as amended, encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had SFAS No. 123 been followed. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an ESPP in the as adjusted disclosure. The accounting for the restricted stock awards are the same under APB Opinion No. 25 and SFAS No. 123. See Note 6 for additional discussion of the restricted stock issued under Quanta’s 2001 Stock Incentive Plan and the effects thereof.

     Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended
	March 31,
	2003	2004
Net income (loss) attributable to common stock as reported	$(2,734)	$(11,694)
Add: stock-based employee compensation expense included in net income, net of tax	206	900
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,793)	(1,242)

Net income (loss) attributable to common stock —
As Adjusted — Basic	$(7,321)	$(12,036)
As Adjusted — Diluted	$(7,321)	$(12,036)
Earnings (loss) per share
As Reported — Basic	$(0.03)	$(0.10)
As Adjusted — Basic	$(0.07)	$(0.11)
As Reported — Diluted	$(0.03)	$(0.10)
As Adjusted — Diluted	$(0.07)	$(0.11)

     The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards may or may not be awarded.

2.	PER SHARE INFORMATION:

     Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2004 is illustrated below (in thousands):

	Three Months Ended
	March 31,
	2003	2004
NET INCOME (LOSS):
Net income (loss) attributable to common stock	$(2,734)	$(11,694)
Dividends on convertible preferred stock, if assumed conversion is dilutive	—	—

Net income (loss) for basic earnings (loss) per share	(2,734)	(11,694)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—

Net income (loss) for diluted earnings (loss) per share	$(2,734)	$(11,694)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share	104,073	113,918
Effect of dilutive stock options and restricted stock	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	104,073	113,918

     For the three months ended March 31, 2003 and 2004, stock options of approximately 1.7 million and 0.8 million, were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2003 and 2004, approximately 2,700 and 82,000 stock options with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three months ended March 31, 2003 and 2004, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share. For the three months ended March 31, 2003 and 2004, approximately 415,000 and 855,000 shares of non-vested restricted stock, computed under the treasury stock method, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

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

4.	GOODWILL AND OTHER INTANGIBLES:

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” material amounts of recorded goodwill attributable to each of Quanta’s reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are performed annually during the fourth quarter and upon the occurrence of any impairment indicators. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. Impairment adjustments recognized after adoption are required to be recognized as operating expenses.

5.	DEBT:

Credit Facility

     On December 19, 2003, Quanta entered into a $185.0 million credit facility with various lenders. The credit facility consists of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. Quanta is currently required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or a term loan. As of March 31, 2004, Quanta had approximately $104.7 million of letters of credit issued under the letter of credit facility, approximately $2.7 million of letters of credit issued under the revolving facility and $45.3 million outstanding as a term loan under the letter of credit facility with an interest rate of 4.11% as of March 31, 2004. In the event that Quanta desires to issue additional letters of credit under the $150.0 million letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit. Quanta’s borrowing availability was $32.3 million as of March 31, 2004.

     Under the letter of credit facility, Quanta is subject to a fee equal to 3.00% of the letters of credit outstanding, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account do not earn London Interbank Offered Rate (LIBOR), as defined in the credit facility. Term loans under the facility bear interest at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 3.00% or (b) the Base Rate (as described below) plus 3.00%. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate. The maximum availability under the facility is automatically reduced on December 31 of each year by $1.5 million, beginning December 31, 2004.

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

     The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of March 31, 2004, Quanta was in compliance with all of its covenants. However, Quanta’s lower than anticipated operating performance in the first quarter of 2004, if coupled with other conditions such as unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004, however, Quanta may pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the immediately prior fiscal year. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments.

     The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of Quanta’s foreign subsidiaries and substantially all of Quanta’s assets, and it restricts pledges on all material assets. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its convertible subordinated notes.

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

     The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price.

     Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest, however redemption is prohibited by Quanta’s credit facility. The holders of the 4.5% convertible subordinated notes may require Quanta to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% convertible subordinated notes carry cross-default provisions with Quanta’s credit facility and any other debt instrument that exceeds $10.0 million in borrowings.

6.	STOCKHOLDERS’ EQUITY:

Restricted Stock

     Pursuant to the 2001 Stock Incentive Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Stock Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the restricted stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period, typically three years.

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

     During the first quarter of 2004, approximately 680,000 shares of additional restricted stock, with $5.1 million in market value, were granted to Quanta employees and eligible consultants. This restricted stock vests over three years in equal annual installments on February 28 of each year, beginning February 28, 2005, assuming the employee or consultant continues to meet the requirements for vesting. This restricted stock issuance will require Quanta to recognize a non-cash compensation charge of approximately $1.7 million per year over the three-year vesting period of the restricted stock.

     As of March 31, 2003 and 2004, 3.3 million and 2.7 million shares of restricted stock were outstanding. The compensation expense recognized with respect to all restricted stock during the quarters ended March 31, 2003 and 2004 was approximately $0.2 million and $0.9 million.

     Treasury Stock

     On February 28, 2004, 992,801 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld a total of 334,787 shares at a value of $8.60 per share, or a total value of $2.9 million, to satisfy the tax withholding obligations, and these shares were accounted for as Treasury Stock.

7.	SEGMENT INFORMATION:

     Quanta has aggregated each of its individual operating units into one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above. Certain reclassifications have been made to the prior periods in order to conform to the current presentation.

	Three Months Ended
	March 31,
	2003	2004
	(In thousands)
Electric power and gas network services	$229,823	$219,033
Telecommunications network services	51,398	44,020
Cable television network services	26,066	18,815
Ancillary services	59,842	73,129

	$367,129	$354,997

     Quanta does not have significant operations or long-lived assets in countries outside of the United States.

8.	COMMITMENTS AND CONTINGENCIES:

Litigation

     Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations or financial position.

Self-Insurance

     Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers’ compensation, subject to a deductible of $2,000,000 per occurrence. In addition, Quanta maintains a non-union employee related health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2003 and March 31, 2004, the amounts accrued for self-insurance claims were $62.3 million and $66.8 million, with $36.2 million and $38.1 million, considered to be long-term and included in Other Non-Current Liabilities.

     As of March 31, 2004, Quanta had restricted cash pursuant to an obligation under its casualty insurance policy for the period from March 1, 2003 to February 29, 2004. The total restricted cash will be reduced by amounts used to pay claims in the future. As of March 31, 2004, the balance of restricted cash was $6.0 million, which is all classified in other current assets.

Performance Bonds

     In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of March 31, 2004, the total amount of outstanding performance bonds was approximately $469.5 million.

Leases

     Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The following schedule shows the future minimum lease payments under these leases as of March 31, 2004 (in thousands):

	Capital	Operating
	Leases	Leases
Year Ending December 31 —
2004	$359	$12,110
2005	308	11,698
2006	572	6,186
2007	—	2,839
2008	—	2,006
Thereafter	—	4,119

Total minimum lease payments	$1,239	$38,958

Less — Amounts representing interest	21

Present value of minimum lease payments	1,218
Less — Current portion	359

Total long-term obligations	$859

     Quanta has guaranteed the residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2004, the maximum guaranteed residual value would have been approximately $110.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Contingent Payments

     Quanta is subject to an agreement with the former owners of an operating unit that was acquired in 2000. Under the terms of this agreement and depending upon the collection of the underlying receivables of certain contracts obtained by the operating unit, Quanta may be required to make additional payments to such former owners. At March 31, 2004, the amount of additional payments based on performance to date could equal up to $15.5 million, depending on the contingencies outlined above. This amount may be adjusted significantly higher or lower over the terms of the agreement.

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

Other

     During the course of its operations, Quanta is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law.

     Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2004, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2004, and is available at the SEC’s Web site at www.sec.gov.

     We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the quarter ended March 31, 2004 of $355.0 million, of which 62% was attributable to electric power and gas customers, 12% to telecommunications customers, 5% to cable television operators and 21% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

     Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitute a greater portion of the cost of services. We seek higher margins on our labor-intensive projects because we can predict materials costs more accurately than labor costs. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of March 31, 2004, we have a deductible of $1,000,000 per occurrence related to employer’s liability and general liability claims and a deductible of $2,000,000 per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year.

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

Significant Balance Sheet Changes

     Total assets decreased approximately $26.1 million as of March 31, 2004 compared to December 31, 2003. This decrease, offset by an increase in cash discussed in Liquidity and Capital Resources, is primarily due to the following:

•	Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $35.6 million primarily due to lower levels of revenue during the first three months of 2004 compared to the last three months of 2003 and collections on accounts that were outstanding at December 31, 2003.

•	Prepaid expenses and other current assets decreased $4.5 million primarily due to $2.4 million of amortization of prepaid insurance and the use of $2.6 million of restricted cash to pay insurance claims.

•	Property and equipment, net decreased $3.8 million due to depreciation expense of $14.6 million recorded during the period and the sale of equipment that was no longer being used by certain of our subsidiaries, offset by increases as a result of capital expenditures of $11.6 million.

     As of March 31, 2004, total liabilities decreased approximately $17.0 million and stockholders’ equity decreased approximately $9.1 million compared to December 31, 2003. These fluctuations were primarily due to the following:

•	Accounts payable and accrued expenses increased $8.8 million primarily due to a $9.5 million increase in accrued compensation and other related costs related to a full work week of accrued wages at the end of the first quarter 2004 as compared to a reduced work week at the end of 2003 due to the holidays and a $4.7 million increase in accrued interest and fees due to the timing of interest payments, partially offset by a $6.0 million decrease in trade accounts payable due to lower levels of direct costs incurred during the first three months of 2004 as compared to the last three months of 2003.

•	Deferred income taxes and other non-current liabilities decreased $12.0 million primarily due to the recording of a $15.6 million long-term deferred tax asset resulting from an increase in the net operating loss carryforward relating to the net loss for the period. Long-term deferred tax assets are netted against long-term deferred tax liabilities for financial statement presentation purposes. The decrease was partially offset by an increase of $1.9 million in the long-term portion of our self-insurance reserves.

•	Stockholders’ equity decreased $9.1 million as a result of the net loss attributable to common stock of $11.7 million and treasury stock recorded in the amount of $2.9 million for shares withheld from employees’ restricted stock vesting to satisfy their withholding tax obligations. These decreases were partially offset by an income tax benefit of $2.5 million relating to the vesting of restricted stock, the issuance of approximately $1.7 million in shares of common stock pursuant to our Employee Stock Purchase Plan and amortization of the deferred compensation component of stockholders’ equity in the amount of $0.9 million.

Results of Operations

     The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2003		2004
	(Dollars in thousands)
Revenues	$367,129	100.0%	$354,997	100.0%
Cost of services (including depreciation)	329,372	89.7	328,273	92.5

Gross profit	37,757	10.3	26,724	7.5
Selling, general and administrative expenses	38,970	10.6	43,370	12.2

Income (loss) from operations	(1,213)	(0.3)	(16,646)	(4.7)
Interest expense	(7,964)	(2.2)	(6,366)	(1.8)
Other income, net	216	0.1	301	0.1

Income (loss) before income tax provision (benefit)	(8,961)	(2.4)	(22,711)	(6.4)
Provision (benefit) for income taxes	(4,118)	(1.1)	(11,017)	(3.1)

Net income (loss)	(4,843)	(1.3)	(11,694)	(3.3)
Dividends on preferred stock, net of forfeitures	(2,109)	(0.6)	—	—

Net income (loss) attributable to common stock	$(2,734)	(0.7)%	$(11,694)	(3.3)%

Three months ended March 31, 2004, compared to the three months ended March 31, 2003

     Revenues. Revenues decreased $12.1 million, or 3.3%, to $355.0 million for the three months ended March 31, 2004, with revenues derived from the electric power and gas network service industry decreasing by $10.8 million, revenues from the cable television network services industry decreasing by approximately $7.3 million and revenues from the telecommunications network services industry decreasing by approximately $7.3 million. These decreases were partially offset by increases in revenues from ancillary services in the amount of $13.3 million.

     Gross profit. Gross profit decreased $11.0 million, or 29.2%, to $26.7 million for the three months ended March 31, 2004. As a percentage of revenues, gross margin decreased from 10.3% for the three months ended March 31, 2003, to 7.5% for the three months ended March 31, 2004. This decrease in gross margin resulted primarily from a lower volume of high margin storm restoration work, increased fuel, safety and insurance costs and pricing pressures on utility and cable work. We also experienced cost overruns and weather delays on certain projects.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.4 million, or 11.3%, to $43.4 million for the three months ended March 31, 2004 due to costs associated with the start up of our government solutions subsidiary of approximately $1.5 million, $1.4 million in increased legal and professional fees due to ongoing litigation and costs associated with meeting the requirements of the Sarbanes-Oxley Act of 2002, increased safety and training costs of approximately $0.6 million due to the implementation of new safety initiatives and an increase of $0.7 million due to higher non-cash compensation expense associated with the issuance of restricted stock. As a percentage of revenues, selling, general and administrative expenses increased from 10.6% to 12.2% due to the items discussed above.

     Interest expense. Interest expense decreased $1.6 million, or 20.1%, to $6.4 million for the three months ended March 31, 2004 due to lower interest rates, resulting from the refinancing that occurred in the fourth quarter of 2003.

     Provision (benefit) for income taxes. The benefit for income taxes was $11.0 million for the three months ended March 31, 2004, with an effective tax rate of 48.5%, compared to a benefit of $4.1 million for the three months ended March 31, 2003, with an effective tax rate of 46.0%. The higher effective tax rate in 2004 is due to the impact of estimated non-deductible items on estimated 2004 annual income, as compared to the estimated impact of non-deductible items on estimated 2003 annual income as of March 31, 2003.

     Net income (loss). Net loss increased $6.9 million to $11.7 million for the three months ended March 31, 2004, compared to a net loss of $4.8 million for the three months ended March 31, 2003, due to the decrease in gross profit and increase in selling, general and administrative expenses discussed above.

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

Liquidity and Capital Resources

Cash Requirements

     We anticipate that our cash on hand, which totaled $195.7 as of March 31, 2004, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Expansion into governmental contracts, momentum in deployment of fiber to the home or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash

     As of March 31, 2004, we had cash and cash equivalents of $195.7 million, working capital of $448.9 million and long-term debt of $489.5 million, net of current maturities. Our long-term debt balance at that date included borrowings of $442.5 million of convertible subordinated notes and $47.0 million of other debt. We also had $107.4 million of letters of credit outstanding under the credit facility.

     During the three months ended March 31, 2004, operating activities provided net cash flow of $34.7 million resulting primarily from a reduction in working capital requirements due to seasonally lower revenues in the first quarter as evidenced by net changes in working capital and other operating accounts in the amount of $43.1 million, partially offset by the net loss attributable to common stock of $11.7 million. We used net cash in investing activities of $7.8 million, including $11.6 million used for capital expenditures. We used net cash in financing activities of $10.8 million, resulting primarily from a $10.7 million repayment under the term loan portion of the credit facility in order to be able to issue additional letters of credit and maintain our total borrowing requirement of $150.0 million discussed below.

Debt Instruments

     Credit Facility

     On December 19, 2003, we entered into a $185.0 million credit facility with various lenders. The credit facility consists of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. We are currently required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or a term loan. As of March 31, 2004, we had approximately $104.7 million of letters of credit issued under the letter of credit facility, approximately $2.7 million of letters of credit issued under the revolving facility and $45.3 million outstanding as a term loan under the letter of credit facility with an interest rate of 4.11% as of March 31, 2004. In the event that we desire to issue additional letters of credit under the $150.0 million letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit. Our borrowing availability was $32.3 million as of March 31, 2004.

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

     The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of March 31, 2004, we were in compliance with all of our covenants. However, our lower than anticipated operating performance in the first quarter of 2004, if coupled with other conditions such as unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with the covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004, however, we may pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the immediately prior fiscal year. The credit facility carries cross-default provisions with all of our other debt instruments.

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

     4.0% Convertible Subordinated Notes

     As of March 31, 2004, we had $172.5 million in 4.0% convertible subordinated notes outstanding. These 4.0% convertible notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

     4.5% Convertible Subordinated Notes

     As of March 31, 2004, we had $270.0 million principal amount of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments beginning April 1, 2004, until the notes mature on October 1, 2023.

     The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price.

     Beginning October 8, 2008, we can redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest. The holders of the 4.5% convertible subordinated notes may require us to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future obligations. If we were to satisfy the obligation with shares of our common stock, we will deliver a number of shares equal to the par value of the notes divided by 98.5% of the average trading price of our common stock, as defined by the indenture. The number of shares of common stock issuable by us under this circumstance is not limited. Our right to satisfy a required repurchase obligation with shares of common stock can be surrendered by us. The 4.5% convertible subordinated notes carry cross-default provisions with our credit facility and any other debt instrument that exceeds $10.0 million in borrowings.

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

     We have guaranteed the residual value on certain of our equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2004, the maximum guaranteed residual value would have been approximately $110.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

     As of March 31, 2004, we had $107.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2004 and 2005. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. We will be required to issue additional letters of credit during the remainder of 2004.

     As of March 31, 2004, we had restricted cash pursuant to an obligation under our casualty insurance policy for the period from March 1, 2003 to February 29, 2004. The total restricted cash will be reduced by amounts used to pay claims in the future. As of March 31, 2004, the balance of restricted cash was $6.0 million, which is all classified in Other Current Assets.

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of March 31, 2004, the total amount of outstanding performance bonds was approximately $469.5 million.

Contractual Obligations

     As of March 31, 2004, our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations	$491,856	$2,890	$900	$249	$172,517	$315,300	$—
Capital lease obligations	1,239	359	308	572	—	—	—
Operating lease obligations	$38,958	$12,110	$11,698	$6,186	$2,839	$2,006	$4,119

Concentration of Credit Risk

     We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain lien rights on our services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers in the telecommunications business and utility industries have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed.

     In June 2002, one of our customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We have filed liens on various properties to secure substantially all of our pre-petition receivables. Our carrying value is based upon our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. We currently believe we will collect a substantial majority of the balances owed. Should any of the factors underlying our estimate change, the amount of our allowance could change significantly. We are uncertain as to whether such receivables will be collected within one year and therefore have included this amount in non-current assets as accounts and notes receivable as of March 31, 2004. Also included in accounts and notes receivable are amounts due from another customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable are partially secured. During 2002 and 2003, we provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of March 31, 2004, the total balance due from both of these customers was $80.7 million, net of an allowance for doubtful accounts of $46.4 million.

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

Change of Control

     We have employment agreements with certain employees that become effective upon a change of control of Quanta (as defined in the employment agreements). The employment agreements provide that, following a change of control, if we terminate the employee without cause (as defined in the employment agreements), the employee terminates employment for good reason (as defined in the employment agreements), or the employee’s employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility and the terms of the employee’s prior employment arrangements. In addition, in the case of certain senior executives except for Mr. Colson, our chief executive officer, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing six months after the change in control.

Related Party Transactions

     In the normal course of business, we from time to time enter into transactions with related parties. These transactions typically take the form of facility leases with prior owners.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our board of directors. We believe the following accounting policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Certain of our customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

     Valuation of Long-Lived Assets. SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

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

     Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2,000,000 per occurrence. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

     Stock Based Compensation. We account for our stock option awards under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation costs would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. As a result of our stock option exchange offer during the first quarter of 2003, a majority of our stock options were exchanged for restricted shares of our common stock. The remaining eligible options that were not exchanged are required to be accounted for under variable plan accounting rules of APB opinion No. 25. The accounting for the restricted stock issued under our 2001 Stock Incentive Plan and the effects thereof. See additional discussion in Note 6 to the Notes to Condensed Consolidated Financial Statements.

Outlook

     The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially.

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

ITEM 4. Controls and Procedures

     Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2004. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Issuer Purchases of Equity Securities.

On February 28, 2004, 992,801 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld shares as follows:

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that may yet be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
February 1, 2004 - February 28, 2004	334,787 (i)	$8.60	None	None

(i) These shares were not purchased through a publicly announced plan or program.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
No.		Description
3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference) Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)

31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. /Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

     (b) Reports on Form 8-K

(i) On February 26, 2004, Quanta furnished a Form 8-K announcing under items 7 and 12 its press release reporting earnings for the fourth quarter and fiscal year end 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: May 10, 2004

INDEX TO EXHIBITS

Exhibit
No.		Description
3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference) Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)

31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. /Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)