Form 10-Q
period 2004-06-30
QUANTA SERVICES INC
filed 2004-08-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(713) 629-7600

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      116,262,654 shares of Common Stock were outstanding as of July 30, 2004. As of the same date, 1,051,067 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	June 30,
	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$179,626	$197,317
Accounts receivable, net of allowances of $27,306 and $14,074, respectively	358,698	322,031
Costs and estimated earnings in excess of billings on uncompleted contracts	51,619	61,943
Inventories	23,809	26,525
Prepaid expenses and other current assets	62,341	52,360

Total current assets	676,093	660,176
Property and equipment, net	341,542	329,703
Accounts and notes receivable, net of allowances of $46,374 and $46,381	34,327	41,896
Other assets, net	25,591	24,148
Goodwill and other intangibles, net	388,882	388,751

Total assets	$1,466,435	$1,444,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,034	$2,923
Accounts payable and accrued expenses	175,445	183,849
Billings in excess of costs and estimated earnings on uncompleted contracts	18,911	17,175

Total current liabilities	199,390	203,947
Long-term debt, net of current maturities	58,051	46,649
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	103,362	99,474

Total liabilities	803,303	792,570

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 116,426,215 and 117,263,563 shares issued and 115,499,775 and 115,999,977 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,067,750 and 1,051,067 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,071,701	1,081,404
Deferred compensation	(7,359)	(10,013)
Retained deficit	(389,485)	(404,671)
Treasury stock, 926,440 and 1,263,586 common shares, at cost	(11,725)	(14,616)

Total stockholders’ equity	663,132	652,104

Total liabilities and stockholders’ equity	$1,466,435	$1,444,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Revenues	$408,302	$389,194	$775,431	$744,191
Cost of services (including depreciation)	354,784	342,853	684,156	671,126

Gross profit	53,518	46,341	91,275	73,065
Selling, general and administrative expenses	58,368	40,589	97,771	84,131

Income (loss) from operations	(4,850)	5,752	(6,496)	(11,066)
Other income (expense):
Interest expense	(8,138)	(6,228)	(16,102)	(12,594)
Other, net	(65)	249	584	722

Income (loss) before income tax provision (benefit)	(13,053)	(227)	(22,014)	(22,938)
Provision (benefit) for income taxes	(3,218)	3,265	(7,336)	(7,752)

Net income (loss)	(9,835)	(3,492)	(14,678)	(15,186)
Dividends on preferred stock, net of forfeitures	—	—	(2,109)	—

Net income (loss) attributable to common stock	$(9,835)	$(3,492)	$(12,569)	$(15,186)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.08)	$(0.03)	$(0.11)	$(0.13)

Shares used in computing basic and diluted earnings (loss) per share	115,799	114,425	110,409	114,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Cash Flows from Operating Activities:
Net income (loss) attributable to common stock	$(9,835)	$(3,492)	$(12,569)	$(15,186)
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities —
Depreciation and amortization	15,307	14,791	30,208	29,767
Loss (gain) on sale of property and equipment	261	(1,427)	694	(1,255)
Provision for doubtful accounts	19,014	100	19,257	183
Deferred income tax provision (benefit)	30,249	1,469	32,304	(11,445)
Amortization of deferred compensation	878	1,390	1,084	2,290
Preferred stock dividend, net of forfeitures	—	—	(2,109)	—
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	(34,859)	(10,637)	9,693	28,915
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,821)	(6,257)	(1,316)	(10,324)
Inventories	366	(483)	(1,192)	(2,716)
Prepaid expenses and other current assets	1,216	2,949	(15)	4,691
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	15,510	6,140	(4,274)	16,019
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,969)	(434)	(1,114)	(1,736)
Other, net	2,553	872	2,511	429

Net cash provided by operating activities	35,870	4,981	73,162	39,632

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	691	2,711	904	3,270
Additions of property and equipment	(7,624)	(7,901)	(12,477)	(19,492)
Cash (restricted) released for self-insurance programs	(7,200)	2,779	(7,200)	6,027

Net cash used in investing activities	(14,133)	(2,411)	(18,773)	(10,195)

Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	—	—	—	(10,700)
Proceeds from other long-term debt	1,224	114	2,138	244
Payments on other long-term debt	(1,784)	(1,116)	(3,749)	(3,057)
Issuances of stock, net of offering costs	3,505	—	5,436	1,650
Exercise of stock options	—	69	—	117

Net cash provided by (used in) financing activities	2,945	(933)	3,825	(11,746)

Net Increase in Cash and Cash Equivalents	24,682	1,637	58,214	17,691
Cash and Cash Equivalents, beginning of period	61,433	195,680	27,901	179,626

Cash and Cash Equivalents, end of period	$86,115	$197,317	$86,115	$197,317

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Interest	$5,208	$6,206	$10,949	$7,027
Income taxes, net of refunds	$(37,491)	$(257)	$(38,422)	$(456)

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

Use of Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provision for income taxes.

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts

      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2004, Quanta had allowances for doubtful accounts of approximately $60.5 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

      In June 2002, one of Quanta’s customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. Quanta has filed liens on various properties to secure substantially all of its pre-petition receivables. The carrying value is based upon Quanta’s understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. Quanta currently believes it will collect a substantial majority of the balances owed and is currently contemplating a sale of these receivables to a third party. Should any of the factors underlying Quanta’s estimate change, the amount of Quanta’s allowance could change significantly. Quanta is uncertain as to whether this receivable will be collected within one year and therefore has included it in non-current assets as Accounts and Notes Receivable. In addition, Quanta is involved in a dispute with one of its customers with a receivable balance of $6.9 million and is also uncertain whether the balance will be collected within one year; therefore as of June 30, 2004, Quanta has reclassified the balance in non-current assets and included it in Accounts and Notes Receiable. Also included in Accounts and Notes Receivable are amounts due from a customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable from this customer are partially secured. Quanta has provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of June 30, 2004, the total balance due from all of these customers was $87.2 million, net of an allowance for doubtful accounts of $46.3 million.

Concentration of Credit Risk

      Quanta grants credit, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain lien rights on the services provided.

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

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net income (loss) attributable to common stock as reported	$(9,835)	$(3,492)	$(12,569)	$(15,186)
Add: stock-based employee compensation expense included in net income, net of tax	878	1,390	1,084	2,290
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,324)	(1,497)	(6,117)	(2,740)

Net income (loss) attributable to common stock —
As Adjusted — Basic	$(10,281)	$(3,599)	$(17,602)	$(15,636)
As Adjusted — Diluted	$(10,281)	$(3,599)	$(17,602)	$(15,636)
Earnings (loss) per share
As Reported — Basic and Diluted	$(0.08)	$(0.03)	$(0.11)	$(0.13)
As Adjusted — Basic and Diluted	$(0.09)	$(0.03)	$(0.16)	$(0.14)

      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards may or may not be granted.

2.	Per Share Information:

      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

      For the three and six months ended June 30, 2003, options to purchase approximately 1.6 million shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Also for the three and six months ended June 30, 2003, options to purchase 8,569 and 5,556 shares of common stock, with exercise prices lower than the average market price of Quanta’s common stock were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. The effect of assuming conversion of the convertible subordinated notes would also be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2003.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the three and six months ended June 30, 2004, options to purchase approximately 1.2 million and 749,000 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Also for the three and six months ended June 30, 2004, options to purchase 8,943 and 42,346 shares of common stock, with exercise prices lower than the average market price of Quanta’s common stock were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive. For the three and six months ended June 30, 2004, approximately 573,000 and 553,000 shares of non-vested restricted stock, computed under the treasury stock method, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive. The effect of assuming conversion of the convertible subordinated notes would also be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2004.

3.	Income Taxes:

      Quanta follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

      As of June 30, 2004, estimates of Quanta’s income before taxes for the year ended December 31, 2004 are at levels such that small fluctuations in estimated income before taxes could produce large changes in the estimated annual effective tax rate. Therefore, for the six months ended June 30, 2004, Quanta has provided for taxes based upon the year-to-date loss without regard to the year end estimates.

4.	New Pronouncements:

      In July 2004, the Emerging Issues Task Force (EITF) discussed EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF reached a tentative conclusion that would require contingently convertible debt instruments to be accounted for using the “if converted” method in calculating earnings per share. This EITF would require that earnings per share be retroactively restated for the effect of conversion of any contingently convertible debt instruments starting with the issuance date of the contingently convertible debt instrument. Quanta’s 4.5% convertible subordinated notes contain contingent conversion features; however the adoption of EITF 04-08 would not require the restatement of Quanta’s earnings per share as the effect of assuming conversion of the 4.5% convertible subordinated notes would be antidilutive for all periods since the date of issuance.

5.	Goodwill and Other Intangibles:

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

Credit Facility

      Quanta has a $185.0 million credit facility with various lenders. The credit facility consists of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. Quanta amended the credit facility effective as of June 30, 2004 to ease the maximum funded debt to EBITDA ratio and the minimum interest coverage ratio covenants. The amendment also increased the maximum fee for outstanding letters of credit and the maximum interest rate payable for term loans under the letter of credit facility.

      The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. Quanta is currently required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or term loans. As of June 30, 2004, Quanta had approximately $104.7 million of letters of credit issued under the letter of credit facility, and the remaining $45.3 million of the letter of credit facility was outstanding as a term loan with an interest rate of 4.54%. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit.

      Under the letter of credit facility, Quanta is subject to a fee equal to 3.00% to 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account do not earn London Interbank Offered Rate (LIBOR), as defined in the credit facility. Term loans under the letter of credit facility bear interest at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 3.00% to 3.25% or (b) the Base Rate (as described below) plus 3.00% to 3.25%, depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus  1/2 of 1% and (ii) the bank’s prime rate. The maximum availability under the letter of credit facility is automatically reduced on December 31 of each year by $1.5 million, beginning December 31, 2004.

      Quanta had approximately $2.7 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $32.3 million as of June 30, 2004. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility.

      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of June 30, 2004, Quanta was in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, the credit facility allows Quanta to pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings.

      The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of Quanta’s foreign subsidiaries and substantially all of Quanta’s assets, and it restricts pledges on all material assets. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its 4.0% and 4.5% convertible subordinated notes.

4.0% Convertible Subordinated Notes

      During the third quarter of 2000, Quanta issued convertible subordinated notes in the principal amount of $172.5 million. These convertible subordinated notes bear interest at 4.0% per year and are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. Quanta has the option to redeem the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes

      In October 2003, Quanta issued convertible subordinated notes in the principal amount of $270.0 million. These convertible subordinated notes bear interest at 4.5% per year and are convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments beginning April 1, 2004, until they mature on October 1, 2023.

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

      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest; however redemption is prohibited by Quanta’s credit facility. The holders of the 4.5% convertible subordinated notes may require Quanta to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% convertible subordinated notes carry cross-default provisions with Quanta’s credit facility and any other debt instrument that exceeds $10.0 million in borrowings.

7.	Stockholders’ Equity:

Restricted Stock

      Pursuant to the 2001 Stock Incentive Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the restricted stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity, and assuming the employee or consultant continues to meet the requirements for vesting, is amortized to expense as non-cash compensation over the restriction period, typically three years.

      In 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options for restricted shares of Quanta’s common stock. Of the eligible options pursuant to the offer, 520,267 options were not exchanged. Of those options, 308,273 remain outstanding and will be required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $24.92. In the future, to the extent that Quanta’s stock price exceeds an option’s exercise price, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital.

      During the first six months of 2004, approximately 823,000 shares of additional restricted stock, with $5.8 million in market value, were granted to Quanta employees and eligible consultants. As of June 30, 2003 and 2004, 3.3 million and 2.6 million shares of unvested restricted stock were outstanding. The compensation expense recognized with respect to all restricted stock during the three and six months ended June 30, 2003 was approximately $0.9 million and $1.1 million, and for the three and six months ended June 30, 2004, was approximately $1.4 million and $2.3 million.

Treasury Stock

      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon the vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 337,146 shares during 2004 at a total value of $2.9 million and these shares were accounted for as Treasury Stock.

8.	Segment Information:

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

	Six Months Ended
	June 30,

	2003	2004

	(In thousands)
Electric power and gas network services	$479,992	$464,375
Telecommunications network services	110,887	95,256
Cable television network services	51,954	38,698
Ancillary services	132,598	145,862

	$775,431	$744,191

      Quanta does not have significant operations or long-lived assets in countries outside of the United States.

9.	Commitments and Contingencies:

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

Self-Insurance

      Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers’ compensation, subject to a deductible of $2,000,000 per occurrence. In addition, Quanta maintains a non-union employee related health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December  31, 2003 and June 30, 2004, the amounts accrued for self-insurance claims were $62.3 million and $72.1 million, with $36.2 million and $42.7 million considered to be long-term and included in Other Non-Current Liabilities.

      As of June 30, 2004, Quanta had restricted cash pursuant to an obligation under its casualty insurance policy for the period from March 1, 2003 to February 29, 2004. The total restricted cash will be reduced by amounts used to pay claims in the future. As of June 30, 2004, the balance of restricted cash was $3.3 million, which is classified in Other Current Assets.

      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation worsens, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. At this time, Quanta cannot estimate the likelihood that this insurer will fail to honor its obligations or the amount that might be paid by Quanta if this insurer should fail to honor its obligations to Quanta. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s results of operations or cash flow in a given period. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be taken.

Performance Bonds

      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of June 30, 2004, the total amount of outstanding performance bonds was approximately $489.1 million.

Leases

      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The following schedule shows the future minimum lease payments under these leases as of June 30, 2004 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2004	$207	$9,669
2005	320	14,357
2006	600	8,552
2007	—	5,146
2008	—	4,236
Thereafter	—	9,608

Total minimum lease payments	$1,127	$51,568

Less — Amounts representing interest	41

Present value of minimum lease payments	1,086
Less — Current portion	346

Total long-term obligations	$740

      Quanta has guaranteed the residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2004, the maximum guaranteed residual value would have been approximately $107.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Employment Agreements

      Quanta has entered into various employment agreements with certain executives which provide for compensation and certain other benefits and for severance payments under certain circumstances. In addition, certain employment agreements contain clauses which become effective upon a change of control of Quanta. Upon the occurrence of any of the defined events in the various employment agreements, Quanta will pay certain amounts to the employee, which vary with the level of the employee’s responsibility.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collective Bargaining Agreements

      Certain of the subsidiaries are party to various collective bargaining agreements covering certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Other

      During the course of its operations, Quanta is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law.

      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2004, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

      As of July 30, 2004, Quanta has agreed to issue up to $45.0 million in additional letters of credit during 2004 and 2005 relating to Quanta’s casualty insurance and bonding programs.

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

      We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the six months ended June 30, 2004 of $744.2 million, of which 62% was attributable to electric power and gas customers, 13% to telecommunications customers, 5% to cable television operators and 20% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

      We enter into various types of contracts including competitive unit price, cost-plus or time and materials basis, or fixed price, the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price or cost-plus master service agreements which are renewable annually. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed.

      Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitute a greater portion of the cost of services. We seek higher margins on our labor-intensive projects because we can generally predict materials costs more accurately than labor costs. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of June 30, 2004, we have a deductible of $1,000,000 per occurrence related to employer’s liability and general liability claims and a deductible of $2,000,000 per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year.

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

Significant Balance Sheet Changes

      Total assets decreased approximately $21.8 million as of June 30, 2004 compared to December 31, 2003. This decrease is primarily due to the following, offset by an increase in cash discussed in Liquidity and Capital Resources:

•	Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased $26.3 million primarily due to lower revenues during the second quarter of 2004 as compared to the last quarter of 2003, coupled with collection on accounts that were outstanding at December 31, 2003. In addition, approximately $6.9 million in balances have been reclassified to non-current Accounts and Notes Receivable due to a dispute with one customer. We are uncertain as to whether the receivable will be collected within the next twelve months.

•	Prepaid expenses and other current assets decreased $10.0 million primarily due to $4.6 million of amortization of prepaid insurance and the use of $5.4 million of restricted cash to pay casualty insurance claims.

•	Property and equipment, net decreased $11.8 million due to depreciation expense of $29.3 million recorded during the period and the sale of property and equipment, offset by increases as a result of capital expenditures of $19.5 million.

•	Accounts and Notes Receivable, net increased $7.6 million primarily due to a reclassification of the amount due from one customer from current accounts receivable due to uncertainty related to the collectibility of this receivable within the next twelve months.

      As of June 30, 2004, total liabilities decreased approximately $10.7 million and stockholders’ equity decreased approximately $11.0 million compared to December 31, 2003. These fluctuations were primarily due to the following:

•	Accounts payable and accrued expenses increased $8.4 million primarily due to an $8.7 million increase in accrued compensation and other related costs related to a full work week of accrued wages at the end of the second quarter 2004 as compared to a reduced work week at the end of 2003 due to the holidays and a $3.9 million increase in accrued interest and fees due to the timing of interest payments, partially offset by a $4.5 million decrease in trade accounts payable.

•	Deferred income taxes and other non-current liabilities decreased $3.9 million due to the recording of a $13.2 million long-term deferred tax asset resulting from an increase in the net operating loss carryforward relating to the net loss for the period. Long-term deferred tax assets are netted against long-term deferred tax liabilities for financial statement presentation purposes. The decrease was partially offset by an increase of $8.2 million in the long-term portion of our self-insurance reserves.

•	Stockholders’ equity decreased $11.0 million as a result of the net loss attributable to common stock of $15.2 million and treasury stock recorded in the amount of $2.9 million for shares withheld from employees’ restricted stock vesting to satisfy their withholding tax obligations. These decreases were partially offset by an income tax benefit of $2.5 million relating to stock based compensation, the issuance of approximately $1.7 million in shares of common stock pursuant to our Employee Stock Purchase Plan and amortization of the deferred compensation component of stockholders’ equity in the amount of $2.3 million.

Results of Operations

      The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2004		2003		2004

	(Dollars in thousands
Revenues	$408,302	100.0%	$389,194	100.0%	$775,431	100.0%	$744,191	100.0%
Cost of services (including depreciation)	354,784	86.9	342,853	88.1	684,156	88.2	671,126	90.2

Gross profit	53,518	13.1	46,341	11.9	91,275	11.8	73,065	9.8
Selling, general and administrative expenses	58,368	14.3	40,589	10.4	97,771	12.6	84,131	11.3

Income (loss) from operations	(4,850)	(1.2)	5,752	1.5	(6,496)	(0.8)	(11,066)	(1.5)
Interest expense	(8,138)	(2.0)	(6,228)	(1.7)	(16,102)	(2.1)	(12,594)	(1.7)
Other income, net	(65)	—	249	0.1	584	0.1	722	0.1

Income (loss) before income tax provision (benefit)	(13,053)	(3.2)	(227)	(0.1)	(22,014)	(2.8)	(22,938)	(3.1)
Provision (benefit) for income taxes	(3,218)	(0.8)	3,265	0.8	(7,336)	(0.9)	(7,752)	(1.1)

Net income (loss)	(9,835)	(2.4)	(3,492)	(0.9)	(14,678)	(1.9)	(15,186)	(2.0)
Dividends on preferred stock, net of forfeitures	—	—	—	—	(2,109)	(0.3)	—	—

Net income (loss) attributable to common stock	$(9,835)	(2.4)%	$(3,492)	(0.9)%	$(12,569)	(1.6)%	$(15,186)	(2.0)%

Three Months Ended June 30, 2004, Compared to the Three Months Ended June 30, 2003

      Revenues. Revenues decreased $19.1 million, or 4.7%, to $389.2 million for the three months ended June 30, 2004 with revenues derived from the telecommunications network services industry decreasing by $8.3 million, revenues from the cable television network services industry decreasing by approximately $6.0 million and revenues from the electric power and gas network service industry decreasing by approximately $4.8 million. Revenues from ancillary services remained relatively constant. The overall decrease in revenues was due to the continued decrease in capital spending by our customers as many of them continue to face significant financial pressures, which have negatively impacted the award of work to specialty contractors. We have also become more selective in the jobs we pursue. Pricing pressures have also contributed to lower revenues as the competitive bid environment has tightened.

      Gross profit. Gross profit decreased $7.2 million, or 13.4%, to $46.3 million for the three months ended June 30, 2004. As a percentage of revenues, gross margin decreased from 13.1% for the three months ended June 30, 2003 to 11.9% for the three months ended June 30, 2004. This decrease in gross margin resulted primarily from pricing pressures on work performed for utility and cable customers, and increased fuel, safety and insurance costs, partially offset by higher margins on work performed for certain telecommunications customers.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $17.8 million, or 30.5%, to $40.6 million for the three months ended June 30, 2004. During the three months ended June 30, 2003, we recorded $19.0 million in bad debt expense related primarily to notes receivable from one customer, compared to $0.1 million in bad debt expense for the three months ended June 30, 2004. Excluding bad debt expense, selling, general and administrative expenses for the three months ended June 30, 2004 increased $1.1 million primarily due to $1.7 million in increased professional fees due to costs associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 and the implementation of new safety initiatives, an increase in salaries and benefits of $1.2 million primarily related to higher insurance and benefits costs and cost of living increases, and an increase of $0.5 million due to higher non-cash compensation expense associated with the issuance of restricted stock. The increases were partially offset by the recording of $1.4 million in net gains on sale of property and equipment during the second quarter of 2004 as compared to $0.3 million in net losses on sale of property and equipment during the second quarter 2003. In addition, we had lower facility related costs of $0.9 million due to the closure of certain offices during the second half of 2003.

      Interest expense. Interest expense decreased $1.9 million, or 23.5%, to $6.2 million for the three months ended June 30, 2004. The decrease was due to our refinancing of the majority of our outstanding debt during the fourth quarter of 2003 at lower interest rates.

      Provision (benefit) for income taxes. As of June 30, 2004, estimates of our income before taxes for the year ended December 31, 2004 are at levels such that small fluctuations in estimated income before taxes could produce large changes in the estimated annual effective tax rate. Therefore, for the six months ended June 30, 2004, we have provided for taxes based upon the year-to-date loss without regard to year end estimates. The provision for income taxes of $3.3 million for the three months ended June 30, 2004 equals the amount of income tax expense needed to bring the year-to-date effective tax rate to the period rate for the six months ended June 30, 2004 of 33.8%.

Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003

      Revenues. Revenues decreased $31.2 million or 4.0%, to $744.2 million for the six months ended June 30, 2004, with revenues derived from the electric power and gas network service industry decreasing by $15.6 million, revenues from the telecommunications network services industry decreasing by approximately $15.6 million and revenues from the cable television network services industry decreasing by approximately $13.3 million. These decreases were partially offset by increases in revenues from ancillary services in the amount of $13.3 million. The overall decrease in revenues was due to the continued decline in capital spending by our customers as many of them continue to face significant financial pressures, which have negatively impacted the award of work to specialty contractors. We have also become more selective in the jobs we pursue. Pricing pressures have also contributed to lower revenues as the competitive bid environment has tightened.

      Gross profit. Gross profit decreased $18.2 million, or 20.0%, to $73.1 million for the six months ended June 30, 2004. As a percentage of revenue, gross margin decreased from 11.8% for the six months ended June 30, 2003 to 9.8% for the six months ended June 30, 2004. This decrease in gross margin resulted primarily from pricing pressures on work performed for utility and cable customers, and increased fuel, safety and insurance costs, partially offset by higher margins on work performed for telecommunications customers. In addition, we also experienced cost overruns and weather delays on certain projects during the first quarter of 2004.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $13.6 million, or 14.0%, to $84.1 million for the six months ended June 30, 2004. During the six months ended June 30, 2003, we recorded $19.3 million in bad debt expense compared to only $0.2 million during the six months ended June 30, 2004. Excluding bad debt expense, selling, general and administrative expenses for the six months ended June 30, 2004 increased $5.5 million primarily due to $3.4 million in increased professional fees primarily due to costs associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 and the implementation of new safety initiatives, $1.5 million in costs associated with the start up of our government solutions subsidiary, an increase of $1.2 million due to higher non-cash compensation expense associated with the issuance of restricted stock, and an increase of $1.0 million in salaries and benefits primarily due to higher insurance and benefits costs and cost of living increases. The increases were partially offset by the recording of $1.3 million in net gains on sale of property and equipment during 2004, as compared to $0.7 million of net losses on sale of property and equipment during 2003.

      Interest expense. Interest expense decreased $3.5 million, or 21.8%, to $12.6 million for the six months ended June 30, 2004. This decrease was due to our refinancing of the majority of our outstanding debt during the fourth quarter of 2003 at lower interest rates.

      Provision (benefit) for income taxes. As of June 30, 2004, estimates of our income before taxes for the year ended December 31, 2004 are at levels such that small fluctuations in estimated income before taxes could produce large changes in the estimated annual effective tax rate. Therefore, for the six months ended June 30, 2004, we have provided for taxes based upon the year-to-date loss without regard to year end estimates. The benefit for income taxes was $7.8 million for the six months ended June 30, 2004, with an effective tax rate of 33.8% compared to a benefit of $7.3 million for the six months ended June 30, 2003, with an effective tax rate of 33.3%. The effective tax rates for both periods are below the statutory rates due to the impact of estimated non-deductible items on taxable income for the periods.

      Dividends on preferred stock, net of forfeitures. For the six months ended June 30, 2003, we recorded approximately $2.1 million in forfeitures of dividends on the Series A Convertible Preferred Stock. In the first quarter of 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock. There are currently no outstanding shares of Series A Convertible Preferred Stock and the series was eliminated during the second quarter of 2003. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were reversed on the date of conversion.

Liquidity and Capital Resources

Cash Requirements

      We anticipate that our cash on hand, which totaled $197.3 million as of June 30, 2004, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Expansion into government contracts, momentum in deployment of fiber to the home or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash

      As of June 30, 2004, we had cash and cash equivalents of $197.3 million, working capital of $456.2 million and long-term debt of $489.1 million, net of current maturities. Our long-term debt balance at that date included borrowings of $442.5 million of convertible subordinated notes and $46.6 million of other debt. We also had $107.4 million of letters of credit outstanding under our credit facility.

      During the six months ended June 30, 2004, operating activities provided net cash flow of $39.6 million resulting primarily from a reduction in working capital requirements due to lower revenues in the second quarter of 2004 as compared to the last quarter of 2003. We used net cash in investing activities of $10.2 million, including $19.5 million used for capital expenditures, partially offset by a $6.0 million reduction in restricted cash required by our casualty insurance program coupled with $3.3 million of proceeds from the sale of equipment. We used net cash in financing activities of $11.7 million, resulting primarily from a $10.7 million repayment under the term loan portion of the credit facility in order to be able to issue additional letters of credit and maintain our total borrowing requirement of $150.0 million discussed below.

Debt Instruments

Credit Facility

      We have a $185.0 million credit facility with various lenders. The credit facility consists of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. We amended the credit facility effective as of June 30, 2004 to ease the maximum funded debt to EBITDA ratio and the minimum interest coverage ratio covenants. The amendment also increased the maximum fee for outstanding letters of credit and the maximum interest rate payable for term loans under the letter of credit facility.

      The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. We are currently required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or term loans. As of June 30, 2004, we had approximately $104.7 million of letters of credit issued under the letter of credit facility, and the remaining $45.3 million of the letter of credit facility was outstanding as a term loan with an interest rate of 4.54%. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit.

      Under the letter of credit facility, we are subject to a fee equal to 3.00% to 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account do not earn the LIBOR, as defined in the credit facility. Term loans under the letter of credit facility bear interest at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 3.00% to 3.25% or (b) the Base Rate (as described below) plus 3.00% to 3.25% depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus  1/2 of 1% and (ii) the bank’s prime rate. The maximum availability under the letter of credit facility is automatically reduced on December 31 of each year by $1.5 million, beginning December 31, 2004.

      We had approximately $2.7 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $32.3 million as of June 30, 2004. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.

      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of June 30, 2004, we were in compliance with all of our covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with our covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004, however, the credit facility allows us to pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings.

      The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets, and it restricts pledges on all material assets. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 4.0% and 4.5% convertible subordinated notes.

4.0% Convertible Subordinated Notes

      As of June 30, 2004, we had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes

      As of June 30, 2004, we had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments beginning April 1, 2004, until the notes mature on October 1, 2023.

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

Leases

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

      We have guaranteed the residual value on certain of our equipment operating leases. We guarantee the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2004, the maximum guaranteed residual value would have been approximately $107.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

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

      As of June 30, 2004, we had $107.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2004 and 2005. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. As of July 30, 2004, we have agreed to issue up to $45.0 million in additional letters of credit during 2004 and 2005 relating to our casualty insurance and bonding programs.

Performance Bonds

      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs and may, in the future, be required to post letters of credit as collateral for such bonds. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of June 30, 2004, the total amount of outstanding performance bonds was approximately $489.1 million.

Contractual Obligations

      As of June 30, 2004, our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt obligations	$490,986	$2,024	$896	$249	$172,517	$315,300	$—
Capital lease obligations	1,127	207	320	600	—	—	—
Operating lease obligations	51,568	9,669	14,357	8,552	5,146	4,236	9,608

Total	$543,681	$11,900	$15,573	$9,401	$177,663	$319,536	$9,608

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

      In June 2002, one of our customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. We have filed liens on various properties to secure substantially all of our pre-petition receivables. Our carrying value is based upon our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests. We currently believe we will collect a substantial majority of the balances owed and are currently contemplating a sale of these receivables to a third party. Should any of the factors underlying our estimate change, the amount of our allowance could change significantly. We are uncertain as to whether this receivable will be collected within one year and therefore have included it in non-current assets as Accounts and Notes Receivable. In addition, we are involved in a dispute with one of our customers with a receivable balance of $6.9 million and are also uncertain whether the balance will be collected within one year; therefore as of June 30, 2004, we have reclassified the balance in non-current assets and included it in Accounts and Notes Receivable. Also included in Accounts and Notes Receivable are amounts due from a customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable from this customer are partially secured. We have provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of June 30, 2004, the total balance due from all of these customers was $87.2 million, net of an allowance for doubtful accounts of $46.3 million.

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

Related Party Transactions

      In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners.

New Pronouncements

      In July 2004, the Emerging Issues Task Force (EITF) discussed EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF reached a tentative conclusion that would require contingently convertible debt instruments to be accounted for using the “if converted” method in calculating earnings per share. This EITF would require that earnings per share be retroactively restated for the effect of conversion of any contingently convertible debt instruments starting with the issuance date of the contingently convertible debt instrument. Our 4.5% convertible subordinated notes contain contingent conversion features; however the adoption of EITF 04-08 would not require the restatement of our earnings per share as the effect of assuming conversion of the 4.5% convertible subordinated notes would be antidilutive for all periods since the date of issuance.

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

Valuation of Long-Lived Assets. SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other unamortized intangible assets for impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, we estimate the useful lives of our long-lived assets and other intangibles. We periodically review factors to determine whether these lives are appropriate. Net gains or losses from the sale of property and equipment are reflected in Selling, General and Administrative Expenses.

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

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation worsens, we may be required to pay certain obligations that otherwise would have been paid by this insurer. At this time, we cannot estimate the likelihood that this insurer will fail to honor its obligations or the amount that might be paid if this insurer should fail to honor its obligations to us. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be taken.

Stock Based Compensation. We account for our stock option awards under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation costs would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. As a result of our stock option exchange offer during the first quarter of 2003, a majority of our stock options were exchanged for restricted shares of our common stock. The remaining eligible options that were not exchanged are required to be accounted for under variable plan accounting rules of APB opinion No. 25. See Note 7 to the Notes to Condensed Consolidated Financial Statements for additional discussion of the restricted stock issued under our 2001 Stock Incentive Plan and the effects thereof.

Outlook

      The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially.

      Like many companies that provide installation and maintenance services to the electric power, gas, telecommunications and cable television industries, we are facing a number of challenges. The telecommunications and utility markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay and cancellation of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels during 2003 and 2004.

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

      We expect consistent demand for our services from our telecommunications customers throughout 2004, stabilization in the demand for our services from our electric power and gas customers, continued decline in demand for our services from our cable customers and relatively level demand for our services from our ancillary services customers. Financial and economic pressures have led our customers to return to their core competencies and focus on cost reductions, resulting in an increased focus on outsourcing services. In addition, our utility customers have an increasing awareness of transmission and distribution network upgrade needs. We believe that we are adequately positioned to provide these services because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	The future possibility of an economic downturn;

•	Our dependence on fixed price contracts;

•	Material adverse changes in economic conditions in the markets served by us or by our customers;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to effectively compete for market share;

•	Cancellation provisions within our contracts;

•	Potential liabilities relating to casualty insurance and occupational health and safety matters;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and acquisition strategy;

•	Our growth outpacing our infrastructure;

•	Our ability to secure performance bonds;

•	Potential exposure to environmental liabilities;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth;

•	The adverse impact of goodwill impairments;

•	Replacement of our contracts as they are completed or expire;

•	Our ability to effectively integrate the operations of our companies;

•	Beliefs and assumptions about the collectibility of receivables; and

•	Beliefs or assumptions about the outlook for markets we serve.

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

Item 4.     Controls and Procedures

      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2004. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Issuer Purchases of Equity Securities.

      On May 28, 2004, 5,996 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having us make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, we withheld shares as follows:

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	That May yet Be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid Per Share	Programs	Programs

May 1, 2004 — May 28, 2004	2,359 (i)	$5.33	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 4.     Submission of Matters to a Vote of Security Holders.

      We held our annual meeting of stockholders in Houston, Texas on May 20, 2004. Ten members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.

      The following nine individuals were elected to the board of directors by the holders of our Common Stock, with no abstentions or broker non-votes:

Nominee	For	Withheld

James R. Ball	104,877,752	1,773,045
John R. Colson	104,877,612	1,773,185
Bernard Fried	104,878,838	1,771,959
H. Jarrell Gibbs	104,879,338	1,771,459
Louis C. Golm	104,878,838	1,771,959
Ben A. Guill	100,031,181	6,619,616
Thomas J. Sikorski	104,878,985	1,771,812
Gary A. Tucci	104,875,449	1,775,348
John R. Wilson	104,869,118	1,781,679

      The holders of our Limited Vote Common Stock elected Vincent D. Foster to the board of directors by a vote of 643,010 shares of Limited Vote Common Stock, with no shares withheld and no abstentions or broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (filed herewith)
10.2		—	First Amendment to Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (filed herewith)
31.1		—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C./ Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(*)	Management contracts or compensatory plans or arrangements.

      (b) Reports on Form 8-K

(i) On April 27, 2004, Quanta furnished a Form 8-K announcing under Items 7 and 12 its press release reporting its revised loss per share estimate for the quarter ended March 31, 2004.

(ii) On May 5, 2004, Quanta furnished a Form 8-K announcing under Items 7 and 12 its press release reporting earnings for the first quarter of fiscal year 2004.

(iii) On May 19, 2004, Quanta furnished a Form 8-K announcing under Items 7 and 9 its press release reporting the publication of its Company Profile dated May 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: August 9, 2004

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (filed herewith)
10.2		—	First Amendment to Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (filed herewith)
31.1		—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C./ Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(*)	Management contracts or compensatory plans or arrangements.