Form 10-Q
period 2004-09-30
QUANTA SERVICES INC
filed 2004-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

      116,176,223 shares of Common Stock were outstanding as of November 3, 2004. As of the same date, 1,046,067 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)
(Unaudited)

	December 31,	September 30,
	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$179,626	$217,738
Accounts receivable, net of allowances of $27,306 and $9,920, respectively	365,840	394,223
Costs and estimated earnings in excess of billings on uncompleted contracts	44,477	52,241
Inventories	23,809	25,425
Prepaid expenses and other current assets	62,341	27,714

Total current assets	676,093	717,341
Property and equipment, net	341,542	324,774
Accounts and notes receivable, net of allowances of $46,374 and $42,953, respectively	34,327	19,419
Other assets, net	25,591	23,929
Goodwill and other intangibles, net	388,882	388,685

Total assets	$1,466,435	$1,474,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$5,034	$4,084
Accounts payable and accrued expenses	177,241	216,594
Billings in excess of costs and estimated earnings on uncompleted contracts	17,115	16,498

Total current liabilities	199,390	237,176
Long-term debt, net of current maturities	58,051	27,807
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	103,362	107,272

Total liabilities	803,303	814,755

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 116,426,215 and 118,698,670 shares issued and 115,499,775 and 117,432,771 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,067,750 and 1,051,067 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,071,701	1,083,097
Deferred compensation	(7,359)	(8,558)
Retained deficit	(389,485)	(400,515)
Treasury stock, 926,440 and 1,265,899 common shares, at cost	(11,725)	(14,631)

Total stockholders’ equity	663,132	659,393

Total liabilities and stockholders’ equity	$1,466,435	$1,474,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Revenues	$436,133	$463,077	$1,211,564	$1,207,268
Cost of services (including depreciation)	381,125	404,652	1,065,281	1,075,778

Gross profit	55,008	58,425	146,283	131,490
Selling, general and administrative expenses	39,193	44,265	136,964	128,396

Income from operations	15,815	14,160	9,319	3,094
Other income (expense):
Interest expense	(8,080)	(6,379)	(24,182)	(18,973)
Other, net	489	823	1,073	1,545

Income (loss) before income tax provision (benefit)	8,224	8,604	(13,790)	(14,334)
Provision (benefit) for income taxes	2,825	4,448	(4,511)	(3,304)

Net income (loss)	5,399	4,156	(9,279)	(11,030)
Dividends on preferred stock, net of forfeitures	—	—	(2,109)	—

Net income (loss) attributable to common stock	$5,399	$4,156	$(7,170)	$(11,030)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.05	$0.04	$(0.06)	$(0.10)

Diluted earnings (loss) per share	$0.05	$0.04	$(0.06)	$(0.10)

Shares used in computing earnings (loss) per share:
Basic	116,567	114,683	112,484	114,343

Diluted	116,645	115,385	112,484	114,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Cash Flows from Operating Activities:
Net income (loss) attributable to common stock	$5,399	$4,156	$(7,170)	$(11,030)
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities —
Depreciation and amortization	14,920	14,564	45,128	44,331
Loss (gain) on sale of property and equipment	307	782	1,001	(473)
Provision for doubtful accounts	504	56	19,761	239
Deferred income tax provision (benefit)	3,558	4,270	35,862	(7,175)
Amortization of deferred compensation	839	1,178	1,923	3,468
Preferred stock dividend, net of forfeitures	—	—	(2,109)	—
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(34,053)	(40,621)	(23,517)	(13,714)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,240)	552	(3,096)	(7,764)
Inventories	1,173	1,100	(19)	(1,616)
Prepaid expenses and other current assets	(3,582)	23,775	(3,597)	28,466
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	10,901	33,950	7,227	49,325
Billings in excess of costs and estimated earnings on uncompleted contracts	3,902	475	2,317	(617)
Other, net	959	1,589	3,038	2,018

Net cash provided by operating activities	3,587	45,826	76,749	85,458

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,009	169	1,913	3,439
Additions of property and equipment	(11,459)	(10,495)	(23,936)	(29,987)
Cash (restricted) released for self-insurance programs	(1,248)	2,382	(8,448)	8,409

Net cash used in investing activities	(11,698)	(7,944)	(30,471)	(18,139)

Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	—	(18,800)	—	(29,500)
Proceeds from other long-term debt	353	1,770	2,491	2,014
Payments on other long-term debt	(1,882)	(652)	(5,631)	(3,709)
Debt issuance and amendment costs	(315)	(1,224)	(315)	(1,224)
Issuances of stock, net of offering costs	1,667	1,392	7,103	3,042
Exercise of stock options	—	53	—	170

Net cash provided by (used in) financing activities	(177)	(17,461)	3,648	(29,207)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,288)	20,421	49,926	38,112
Cash and Cash Equivalents, beginning of period	86,115	197,317	27,901	179,626

Cash and Cash Equivalents, end of period	$77,827	$217,738	$77,827	$217,738

Supplemental Disclosure of Cash Flow Information Cash paid (received) for —
Interest	$9,093	$4,180	$20,042	$11,207
Income taxes, net of refunds	$(1,144)	$(29,494)	$(39,566)	$(29,950)

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

      In the course of its operations, Quanta is subject to certain risk factors, including, but not limited to, risks related to significant fluctuations in quarterly results, economic downturns, contract terms, competition, occupational health and safety matters, rapid technological and structural changes in the industries Quanta serves, ability to obtain or maintain performance bonds, management of growth, dependence on key personnel, unionized workforce, availability of qualified employees, being self-insured against potential liabilities or for claims that its insurance carrier fails to pay, potential exposure to environmental liabilities, the pursuit of additional work in the government arena, the requirements of the Sarbanes-Oxley Act of 2002, access to capital, internal growth and operating strategies, recoverability of goodwill, replacing cancelled or completed contracts, acquisition integration and financing and anti-takeover measures.

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

      It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2004.

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

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts

      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2004, Quanta had allowances for doubtful accounts of approximately $52.9 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

      In June 2002, one of Quanta’s customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. During the third quarter of 2004, Quanta sold its prepetition receivable due from Adelphia to a third party for approximately $29.5 million which approximated its net carrying value. Quanta received $23.5 million in proceeds during the third quarter with the remaining $6.0 million of proceeds being held by the buyer pending the resolution of certain preferential payment claims. The account receivable associated with the $6.0 million holdback is recorded in Accounts and Notes Receivable as of September 30, 2004.

      Quanta is involved in a dispute with one of its customers and is uncertain whether the balance will be collected within one year; therefore, as of September 30, 2004, Quanta has included the balance in Accounts and Notes Receivable. Also included in Accounts and Notes Receivable are amounts due from a customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable from this customer are partially secured. Quanta has provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of September 30, 2004, the total balance due from these two customers was $54.8 million, net of an allowance for doubtful accounts of $42.8 million.

Concentration of Credit Risk

      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain lien rights with respect to services provided.

Stock Based Compensation

      Quanta accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensa-

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion.” SFAS No. 123, as amended, encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had SFAS No. 123 been followed. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an employee stock purchase plan in the as adjusted disclosure. The accounting for the restricted stock awards are the same under APB Opinion No. 25 and SFAS No. 123. See Note 7 for additional discussion of the restricted stock issued under Quanta’s 2001 Stock Incentive Plan and the effects thereof.

      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net income (loss) attributable to common stock as reported	$5,399	$4,156	$(7,170)	$(11,030)
Add: stock-based employee compensation expense included in net income, net of tax	839	1,178	1,923	3,468
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,341)	(1,449)	(7,458)	(4,189)

Net income (loss) attributable to common stock — As Adjusted — Basic and Diluted	$4,897	$3,885	$(12,705)	$(11,751)

Earnings (loss) per share
As Reported — Basic and Diluted	$0.05	$0.04	$(0.06)	$(0.10)
As Adjusted — Basic and Diluted	$0.04	$0.03	$(0.11)	$(0.10)

      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards may or may not be granted.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Per Share Information:

      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (in thousands, except share information).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

NET INCOME (LOSS):
Net income (loss) attributable to common stock	$5,399	$4,156	$(7,170)	$(11,030)
Dividends on convertible preferred stock, if assumed conversion is dilutive	—	—	—	—

Net income (loss) for basic earnings (loss) per share	5,399	4,156	(7,170)	(11,030)

Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—	—	—

Net income (loss) for diluted earnings (loss) per share	$5,399	$4,156	$(7,170)	$(11,030)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, including convertible preferred stock, if dilutive	116,567	114,683	112,484	114,343
Effect of dilutive stock options and restricted stock	78	702	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	—	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	116,645	115,385	112,484	114,343

      For the three and nine months ended September 30, 2003, options to purchase approximately 1.0 million and 1.4 million shares of common stock were outstanding during the period but were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Also for the nine months ended September 30, 2003, options to purchase 9,237 shares of common stock, with exercise prices lower than the average market price of Quanta’s common stock were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive as Quanta incurred a net loss attributable to common stock for the period. The effect of assuming conversion of the convertible subordinated notes would also be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2003.

      For the three and nine months ended September 30, 2004, options to purchase approximately 713,000 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Also for the nine months ended September 30, 2004, options to purchase 35,797 shares of common stock, with exercise prices lower than the average market price of Quanta’s common stock were excluded from the computation of diluted earnings

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) per share because the effect of including them would be antidilutive as Quanta incurred a net loss attributable to common stock for the period. For the nine months ended September 30, 2004, approximately 613,559 shares of non-vested restricted stock, computed under the treasury stock method, were excluded from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive. The effect of assuming conversion of the convertible subordinated notes would also be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2004.

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

4.	New Pronouncements:

      In September 2004, the Emerging Issues Task Force (EITF) discussed EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF reached a consensus that would require all issued securities with contingent conversion features containing market price contingencies based on a company’s stock price to be accounted for using the “if converted” method in calculating earnings per share. This EITF would require that earnings per share be retroactively restated for the effect of conversion of any contingently convertible debt instruments starting with the issuance date of the contingently convertible debt instrument. Quanta’s 4.5% convertible subordinated notes contain contingent conversion features; however the adoption of EITF 04-08 would not require the restatement of Quanta’s earnings per share as the effect of assuming conversion of the 4.5% convertible subordinated notes would be antidilutive for all periods since the date of issuance.

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

      The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. Quanta

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is currently required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or term loans. As of September 30, 2004, Quanta had approximately $120.3 million of letters of credit issued under the letter of credit facility. Additionally, $26.5 million of the letter of credit facility was outstanding as a term loan with an interest rate of 4.89%, and the remaining $3.2 million was available for issuing new letters of credit. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit.

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

      Quanta had approximately $2.7 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $32.3 million as of September 30, 2004. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility.

      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of September 30, 2004, Quanta was in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets, stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004, however, the credit facility allows Quanta to pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings.

      The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of Quanta’s foreign subsidiaries and substantially all of Quanta’s assets. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its 4.0% and 4.5% convertible subordinated notes.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.0% Convertible Subordinated Notes

      As of September 30, 2004, Quanta had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes

      As of September 30, 2004, Quanta had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1, until they mature on October 1, 2023.

      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the nine months ended September 30, 2004, none of the circumstances permitting conversion had occurred.

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

      In 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options for restricted shares of Quanta’s common stock. Of the eligible options pursuant to the offer, 520,267 options were not exchanged. Of those options, 283,434 remain outstanding and will be required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $25.19. In the future, to the extent that Quanta’s stock price exceeds an option’s exercise price, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital.

      During the first nine months of 2004, approximately 827,000 shares of additional restricted stock, with $5.8 million in market value, were granted to Quanta employees and eligible consultants. As of September 30, 2003 and 2004, 3.2 million and 2.5 million shares of unvested restricted stock were outstanding. The non-cash compensation expense recognized with respect to all restricted stock during the three and nine months ended September 30, 2003 was approximately $0.8 million and $1.9 million, and for the three and nine months ended September 30, 2004, was approximately $1.2 million and $3.5 million.

Treasury Stock

      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon the vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta has withheld 339,459 shares during 2004 at a total value of $2.9 million and these shares have been accounted for as Treasury Stock.

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

	Nine Months Ended
	September 30,

	2003	2004

	(In thousands)
Electric power and gas network services	$736,631	$776,273
Telecommunications network services	180,523	149,701
Cable television network services	84,809	51,913
Ancillary services	209,601	229,381

	$1,211,564	$1,207,268

      Quanta does not have significant operations or long-lived assets in countries outside of the United States.

9.	Commitments and Contingencies:

Litigation

      Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations or financial position.

Self-Insurance

      Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers’ compensation, subject to a deductible of $2,000,000 per occurrence. In addition, Quanta maintains a non-union employee related health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate undiscounted liability for claims incurred, an estimate of claims incurred but not reported and future expected legal costs associated with the claims. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2003 and September 30, 2004, the amounts accrued for self-insurance claims were $62.3 million and $78.1 million, with $36.2 million and $45.8 million considered to be long-term and included in Other Non-Current Liabilities.

      As of September 30, 2004, Quanta had restricted cash pursuant to an obligation under its casualty insurance policy for the period from March 1, 2003 to February 29, 2004. The total restricted cash will be reduced by amounts used to pay claims in the future. As of September 30, 2004, the balance of restricted cash was $0.9 million, which is classified in Other Current Assets.

      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amounts that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is between $2.0 million and $8.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the insurer could not honor its obligations. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flow in a given period. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

Performance Bonds

      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of September 30, 2004, the total amount of outstanding performance bonds was approximately $454.3 million.

Leases

      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The following schedule shows the future minimum lease payments under these leases as of September 30, 2004 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2004	$78	$5,220
2005	319	16,605
2006	616	10,450
2007	—	7,021
2008	—	6,113
Thereafter	—	14,557

Total minimum lease payments	$1,013	$59,966

Less — Amounts representing interest	36

Present value of minimum lease payments	977
Less — Current portion	291

Total long-term obligations	$686

      Quanta has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. Quanta has agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. At September 30, 2004, the maximum guaranteed residual value would have been approximately $103.3 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

Collective Bargaining Agreements

      Certain subsidiaries are party to various collective bargaining agreements covering certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Other

      During the course of its operations, Quanta is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law.

      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2004, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

      As of September 30, 2004, Quanta has agreed to issue up to $26.4 million in additional letters of credit during 2004 and 2005 relating to Quanta’s casualty insurance programs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2004, and is available at the SEC’s website at www.sec.gov.

      We derive our revenues from one reportable segment by providing specialized contracting services and offering comprehensive network solutions. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the nine months ended September 30, 2004 of $1.2 billion, of which 64% was attributable to electric power and gas customers, 12% to telecommunications customers, 4% to cable television operators and 20% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

      Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Our gross margin, which is gross profit expressed as a percentage of revenues, is typically higher on projects where labor, rather than materials, constitute a greater portion of the cost of services. We seek higher margins on our labor-intensive projects because we can generally predict materials costs more accurately than labor costs. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of September 30, 2004, we have a deductible of $1,000,000 per occurrence related to employer’s liability and general liability claims and a deductible of $2,000,000 per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year.

      Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense and gains and losses on the sale of property and equipment. Selling, general and administrative expenses can be impacted by our customers’ inability to pay for services performed.

Seasonality; Fluctuations of Results

      Our results of operations can be subject to seasonal variations. During the winter months, demand for new projects and new maintenance service arrangements may be lower due to reduced construction activity. However, demand for repair and maintenance services attributable to damage caused by inclement weather during the winter months may partially offset the loss of revenues from lower demand for new projects and new maintenance service arrangements. Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. Typically, we experience lower gross and operating margins during the winter months due to lower demand for our services and more difficult operating conditions. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, the timing and magnitude of acquisition assimilation costs, regional economic conditions and timing of acquisitions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Outlook” for additional discussion of trends and challenges that may affect our business financial condition and results of operations.

Significant Balance Sheet Changes

      Total assets increased approximately $7.7 million as of September 30, 2004 compared to December 31, 2003. This increase includes an increase in cash of $38.1 million, as discussed in Liquidity and Capital Resources, which was partially offset by the net impact of the following increases and decreases:

•	Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts increased $36.1 million primarily due to higher revenues during the third quarter of 2004 as compared to the fourth quarter of 2003. The increase was also the result of a significant volume of storm restoration services provided in the Southeastern United States in the wake of four hurricanes near the end of the third quarter of 2004.

•	Prepaid expenses and other current assets decreased $34.6 million primarily due to the receipt of a federal tax refund of $30.2 million and the use of $7.8 million in current restricted cash to pay casualty insurance claims. These decreases were partially offset by a net change in prepayments for insurance policy renewals of $1.0 million.

•	Property and equipment, net decreased $16.8 million due to depreciation expense of $43.8 million recorded during the period in addition to the sale of certain property and equipment, offset by increases as a result of capital expenditures of $30.0 million.

•	Accounts and notes receivable, net decreased $14.9 million primarily due to the receipt of $23.5 million from the sale of receivables due from Adelphia Communications Corporation (Adelphia), offset by an increase due to the reclassification of $6.9 million from current accounts receivable due to uncertainty related to the collectibility of the receivable within the next twelve months and an increase of $1.4 million in long term retainage.

      As of September 30, 2004, total liabilities increased approximately $11.5 million and stockholders’ equity decreased approximately $3.7 million compared to December 31, 2003. These fluctuations were primarily due to the following:

•	Accounts payable and accrued expenses increased $39.4 million primarily due to a $16.9 million increase in accrued compensation and benefits related to a significant volume of storm restoration services provided near the end of the third quarter, coupled with the timing of payroll cut-off at the end of the third quarter 2004 as compared to a reduced work week at the end of 2003 due to the holidays. The increase was also due to a $10.4 million increase in accrued insurance resulting primarily from higher than anticipated claims development, a $6.4 million increase in trade accounts payable as a result of higher revenues during the third quarter of 2004 as compared to the fourth quarter of 2003, and a $5.1 million increase in accrued interest and fees due to the timing of interest payments.

•	Long-term debt, including current maturities, decreased $31.2 million due to $29.5 million in repayments of the term loan under the letter of credit facility and net repayments of other long-term debt of $1.7 million.

•	Deferred income taxes and other non-current liabilities increased $3.9 million due to an increase of $9.6 million in the long-term portion of our self-insurance reserves and $3.6 million in additional long-term tax liabilities. These increases were offset by a $9.0 million net decrease in non-current deferred tax liabilities primarily resulting from an increase in the net operating loss carryforward relating to the net loss for the period. Non-current deferred tax assets are netted against non-current deferred tax liabilities for financial statement presentation purposes.

•	Stockholders’ equity decreased $3.7 million as a result of the net loss attributable to common stock of $11.0 million and treasury stock recorded in the amount of $2.9 million for shares withheld from employees’ restricted stock upon vesting to satisfy their tax withholding obligations. These decreases were partially offset by an income tax benefit of $2.3 million relating to stock based compensation, the issuance of approximately $3.0 million in shares of common stock pursuant to our Employee Stock Purchase Plan and amortization of the deferred compensation component of stockholders’ equity in the amount of $3.5 million.

Results of Operations

      The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2004		2003		2004

	(Dollars in thousands)
Revenues	$436,133	100.0%	$463,077	100.0%	$1,211,564	100.0%	$1,207,268	100.0%
Cost of services (including depreciation)	381,125	87.4	404,652	87.4	1,065,281	87.9	1,075,778	89.1

Gross profit	55,008	12.6	58,425	12.6	146,283	12.1	131,490	10.9
Selling, general and administrative expenses	39,193	9.0	44,265	9.5	136,964	11.3	128,396	10.6

Income from operations	15,815	3.6	14,160	3.1	9,319	0.8	3,094	0.3
Interest expense	(8,080)	(1.8)	(6,379)	(1.4)	(24,182)	(2.0)	(18,973)	(1.6)
Other income, net	489	0.1	823	0.2	1,073	0.1	1,545	0.1

Income (loss) before income tax provision (benefit)	8,224	1.9	8,604	1.9	(13,790)	(1.1)	(14,334)	(1.2)
Provision (benefit) for income taxes	2,825	0.7	4,448	1.0	(4,511)	(0.3)	(3,304)	(0.3)

Net income (loss)	5,399	1.2	4,156	0.9	(9,279)	(0.8)	(11,030)	(0.9)
Dividends on preferred stock, net of forfeitures	—	—	—	—	(2,109)	(0.2)	—	—

Net income (loss) attributable to common stock	$5,399	1.2%	$4,156	0.9%	$(7,170)	(0.6)%	$(11,030)	(0.9)%

Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

      Revenues. Revenues increased $26.9 million, or 6.2%, to $463.1 million for the three months ended September 30, 2004 with revenues derived from the electric power and gas network services industry increasing by $55.2 million and revenues derived from ancillary services increasing $6.5 million, partially offset by revenues from the cable television network services industry decreasing by approximately $19.6 million and revenues from the telecommunications network service industry decreasing by approximately $15.2 million. The increase in revenues was primarily due to a larger volume of storm restoration services provided during the three months ended September 30, 2004 to our electric power and gas customers in the Southeastern United States in the wake of four hurricanes. This increase was partially offset by the continued decrease in capital spending by our customers as many of them continue to face significant financial pressures, which have negatively impacted the award of work to specialty contractors. We have also become more selective in the jobs we pursue, and pricing pressures have contributed to lower revenues as the competitive bid environment has tightened.

      Gross profit. Gross profit increased $3.4 million, or 6.2%, to $58.4 million for the three months ended September 30, 2004. As a percentage of revenues, gross margin remained constant at 12.6% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. For the three months ended September 30, 2004, margins from our electric power and gas network services industry were higher due to a larger volume of higher margin storm restoration services discussed above, while margins in the other industries we serve were approximately the same as last year’s third quarter. For the third quarter of 2004, overall margins were negatively impacted by an incremental increase in casualty insurance expense of $10.7 million primarily due to higher than anticipated claims development during the quarter.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.1 million, or 12.9%, to $44.3 million for the three months ended September 30, 2004. The increase is primarily due to $2.6 million in increased professional fees primarily due to costs associated with meeting the requirements of the Sarbanes-Oxley Act of 2002, an increase in salaries and benefits of $0.9 million primarily related to higher insurance and benefits costs and cost of living increases, and an increase of $0.4 million due to higher non-cash compensation expense associated with the issuance of restricted stock. In addition, we incurred approximately $0.5 million in expenses related to the secondary offering of a portion of our largest stockholder’s shares of common stock during the quarter as well as an increase in the net loss on the sale of property and equipment of $0.5 million as compared to the third quarter of last year.

      Interest expense. Interest expense decreased $1.7 million, or 21.1%, to $6.4 million for the three months ended September 30, 2004. The decrease was due to our refinancing of the majority of our outstanding debt during the fourth quarter of 2003 at lower interest rates.

      Provision (benefit) for income taxes. The provision for income taxes was $4.4 million for the three months ended September 30, 2004, with an effective tax rate of 51.7%, compared to a provision of $2.8 million for the three months ended September 30, 2003, with an effective tax rate of 34.4%. The provision for income taxes for both periods is the result of recording a provision on a year to date basis using the estimated annual effective tax rate.

Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003

      Revenues. Revenues for the nine months ended September 30, 2004 were relatively constant, at approximately $1.2 billion, compared to revenues for the nine months ended September 30, 2003, with revenues derived from the electric power and gas network service industry increasing by $39.6 million, revenues from the telecommunications network services industry decreasing by approximately $30.8 million, revenues from the cable television network services industry decreasing by approximately $32.9 million and revenues from ancillary services increasing by approximately $19.8 million. Offsetting the increase in revenue provided by the storm restoration services in the third quarter of 2004 discussed above, were negative impacts due to the continued decline in capital spending by our customers as many of them continue to face significant financial pressures, which have negatively impacted the award of work to specialty contractors. We have also become more selective in the jobs we pursue, and pricing pressures have contributed to lower revenues as the competitive bid environment has tightened.

      Gross profit. Gross profit decreased $14.8 million, or 10.1%, to $131.5 million for the nine months ended September 30, 2004. As a percentage of revenue, gross margin decreased from 12.1% for the nine months ended September 30, 2003 to 10.9% for the nine months ended September 30, 2004. This decrease in gross margin resulted primarily from the increased insurance costs impacting the third quarter of 2004 as discussed above, pricing pressures on work performed for utility and cable customers, and increased fuel and safety costs, as well as cost overruns and weather delays on certain projects during the first quarter of 2004. These decreases were partially offset by a larger volume of higher margin storm restoration services performed during the third quarter of 2004 as previously discussed.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $8.6 million, or 6.3%, to $128.4 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we recorded $19.8 million in bad debt expense related primarily to notes receivable from one customer, compared to only $0.2 million during the nine months ended September 30, 2004. Excluding bad debt expense, selling, general and administrative expenses for the nine months ended September 30, 2004 increased $11.0 million primarily due to $5.5 million in increased professional fees primarily due to costs associated with meeting the requirements of the Sarbanes-Oxley Act of 2002, $1.7 million in costs associated with the start up of our government solutions subsidiary, an increase of $1.9 million in salaries and benefits primarily due to higher insurance and benefits costs and cost of living increases and an increase of $1.5 million due to higher non-cash compensation expense associated with the issuance of restricted stock. In addition, we incurred approximately $0.5 million in expenses related to the secondary offering of a portion of our largest stockholder’s shares of common stock during the third quarter of 2004. The increases were partially offset by the recording of $0.5 million in net gains on sale of property and equipment during 2004, as compared to $1.0 million of net losses on sale of property and equipment during 2003.

      Interest expense. Interest expense decreased $5.2 million, or 21.5%, to $19.0 million for the nine months ended September 30, 2004. This decrease was due to our refinancing of the majority of our outstanding debt during the fourth quarter of 2003 at lower interest rates.

      Provision (benefit) for income taxes. The benefit for income taxes was $3.3 million for the nine months ended September 30, 2004, with an effective tax rate of 23.1%, compared to a benefit of $4.5 million, with an effective tax rate of 32.7% for the nine months ended September 30, 2003. The estimated annual effective tax rates for both periods reflect a benefit for income taxes at rates that are lower than the combined federal and blended state tax rates due to tax expense on estimated non-deductible items.

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

Liquidity and Capital Resources

Cash Requirements

      We anticipate that our cash on hand, which totaled $217.7 million as of September 30, 2004, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Momentum in deployment of fiber to the premise or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash

      As of September 30, 2004, we had cash and cash equivalents of $217.7 million, working capital of $480.2 million and long-term debt of $470.3 million, net of current maturities. Our long-term debt balance at that date included borrowings of $442.5 million of convertible subordinated notes and $27.8 million of other debt. We also had $123.0 million of letters of credit outstanding under our credit facility.

      During the nine months ended September 30, 2004, operating activities provided net cash flow of $85.5 million. Operating cash flow before changes in working capital and other operating accounts totaled $29.4 million. Net changes in working capital and other operating accounts provided $56.1 million of cash flow from operations. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. The receipt of a tax refund of $30.2 million and $23.5 million received from the sale of our receivable due from Adelphia positively impacted cash flow from operating activities during the nine months ended September 30, 2004. We used net cash in investing activities of $18.1 million, including $30.0 million used for capital expenditures, partially offset by an $8.4 million reduction in restricted cash required by our casualty insurance program coupled with $3.4 million of proceeds from the sale of equipment. We used net cash in financing activities of $29.2 million, resulting primarily from a $29.5 million repayment under the term loan portion of the credit facility in order to be able to issue additional letters of credit and maintain our total borrowing requirement of $150.0 million discussed below.

Debt Instruments

Credit Facility

      We have a $185.0 million credit facility with various lenders. The credit facility consists of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit.

      The letter of credit facility is linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. We are currently required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or term loans. As of September 30, 2004, we had approximately $120.3 million of letters of credit issued under the letter of credit facility. Additionally, $26.5 million of the letter of credit facility was outstanding as a term loan with an interest rate of 4.89%, and the remaining $3.2 million was available for issuing new letters of credit. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit.

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

      We had approximately $2.7 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $32.3 million as of September 30, 2004. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.

      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of September 30, 2004, we were in compliance with all of our covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with our covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets, stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). After December 31, 2004, however, the credit facility allows us to pay dividends and engage in stock repurchase programs in any fiscal year in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings.

      The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 4.0% and 4.5% convertible subordinated notes.

4.0% Convertible Subordinated Notes

      As of September 30, 2004, we had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes

      As of September 30, 2004, we had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the nine months ended September 30, 2004, none of the circumstances permitting conversion had occurred.

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

      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2004, the maximum guaranteed residual value would have been approximately $103.3 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

      Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

      As of September 30, 2004, we had $123.0 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2004 and 2005. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. As of September 30, 2004, we have agreed to issue up to $26.4 million in additional letters of credit during 2004 and 2005 relating to our casualty insurance programs.

Performance Bonds

      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. We have posted letters of credit in favor of the surety and are currently negotiating additional forms of collateralization pursuant to which we may be required to post additional letters of credit and grant security interests in certain of our assets to fully collateralize our obligations to the surety. Our grant of security interests in certain of our assets will require the consent of the lenders under our credit facility. Posting letters of credit in favor of the surety will also reduce the availability under our credit facility. To date, we have not had any significant reimbursements to our surety for bond-related costs. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. As of September 30, 2004, the total amount of outstanding performance bonds was approximately $454.3 million.

Contractual Obligations

      As of September 30, 2004, our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt — principal	$473,414	$2,955	$1,007	$360	$172,592	$296,500	$—
Long-term debt — interest	67,576	4,763	19,050	19,050	15,600	9,113	—
Capital lease obligations	1,013	78	319	616	—	—	—
Operating lease obligations	59,966	5,220	16,605	10,450	7,021	6,113	14,557

Total	$601,969	$13,016	$36,981	$30,476	$195,213	$311,726	$14,557

      Excluded from the above table is interest associated with borrowings under the credit facility because both the amount borrowed and applicable interest rate are variable. The principal amount borrowed under the credit facility included in the above table is $26.5 million due in 2008, which bears interest at a rate of 4.89% as of September 30, 2004. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.

Concentration of Credit Risk

      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers in the telecommunications business and utility industries have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed.

      We are involved in a dispute with one of our customers and are uncertain whether the balance will be collected within one year; therefore as of September 30, 2004, we have included the balance in non-current assets and included it in Accounts and Notes Receivable. Also included in Accounts and Notes Receivable are amounts due from a customer relating to the construction of independent power plants. We have agreed to long-term payment terms for this customer. The notes receivable from this customer are partially secured. We have provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. As of September 30, 2004, the total balance due from these two customers was $54.8 million, net of an allowance for doubtful accounts of $42.8 million.

Litigation

      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate would be expected to have a material adverse effect on our results of operations or financial position.

Change of Control

      We have entered into employment agreements with certain employees that become effective upon a change of control of Quanta (as defined in the employment agreements). The employment agreements provide that, following a change of control, if we terminate the employee without cause (as defined in the employment agreements), the employee terminates employment for good reason (as defined in the employment agreements), or the employee’s employment terminates due to death or disability, we will pay certain amounts to the employee, which may vary with the level of the employee’s responsibility and the terms of the employee’s prior employment arrangements. In addition, in the case of certain senior executives except for Mr. Colson, our chief executive officer, these payments would also be due if the employee terminates his or her employment within the 30-day window period commencing nine months after the change of control.

Related Party Transactions

      In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners.

      Early in the fourth quarter of 2004, First Reserve Fund IX,. L.P., a private investment fund managed by First Reserve Corporation, completed the sale of a total of 20,125,000 shares of our common stock to the public. We did not receive any of the proceeds of the offering, but incurred approximately $0.5 million in expenses during the third quarter of 2004 as a result of the offering. As a result, First Reserve owns approximately 16.3% of our common stock.

New Pronouncements

      In September 2004, the Emerging Issues Task Force (EITF) discussed EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF reached a consensus that would require all issued securities with contingent conversion features containing market price contingencies based on a company’s stock price to be accounted for using the “if converted” method in calculating earnings per share. This EITF would require that earnings per share be retroactively restated for the effect of conversion of any contingently convertible debt instruments starting with the issuance date of the contingently convertible debt instrument. Our 4.5% convertible subordinated notes contain contingent conversion features; however the adoption of EITF 04-08 would not require the restatement of our earnings per share as the effect of assuming conversion of the 4.5% convertible subordinated notes would be antidilutive for all periods since the date of issuance.

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

Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2,000,000 per occurrence. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate undiscounted liability for claims incurred, an estimate of claims incurred but not reported and for future expected legal costs associated with the claims. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amounts that this insurer is currently obligated to pay on our behalf for the above-mentioned policy periods is between $2.0 million and $8.0 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

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

      Like many companies that provide installation and maintenance services to the electric power, gas, telecommunications and cable television industries, we have faced a number of challenges. The telecommunications and utility markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels during 2003 and 2004.

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

      In 2005, we expect increasing demand for our services from our electric power, gas and telecommunications customers, continued decline in demand for our services from our cable customers and relatively level demand for our services from our ancillary services customers. Financial and economic pressures have led our customers to return to their core competencies and focus on cost reductions, resulting in an increased focus on outsourcing services. In addition, our utility customers have an increasing awareness of transmission and distribution network upgrade needs. We believe that we are adequately positioned to provide these services because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.

      Capital expenditures in 2005 are expected to be approximately $40.0 million to $50.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2005 to be funded substantially through internal cash flows and, to the extent necessary, from cash on hand.

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

Uncertainty of Forward-Looking Statements and Information

      This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	Expectations regarding capital expenditures;

•	The effects of competition in our markets;

•	The duration and extent of the current economic downturn in the industries we serve; and

•	Our ability to achieve cost savings.

      Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	Our dependence on fixed price contracts;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Material adverse changes in economic conditions in the markets served by us or by our customers;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to effectively compete for market share;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed;

•	Liabilities for claims that are not self-insured or for claims that our insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and acquisition strategy;

•	Our growth outpacing our infrastructure;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth;

•	The adverse impact of goodwill impairments;

•	Replacement of our contracts as they are completed or expire;

•	Our ability to effectively integrate the operations of our companies;

•	Beliefs and assumptions about the collectibility of receivables; and

•	Beliefs or assumptions about the outlook for markets we serve.

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

      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2004. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

      Management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Quanta have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or because the degree of compliance with the polices or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, management has concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system are met.

      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

QUANTA SERVICES, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations or financial position.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

      On August 28, 2004, 9,392 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having us make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, we withheld shares as follows and accounted for such shares as Treasury Stock:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	That May yet Be
			of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid Per Share	Programs	Programs

August 1, 2004 — August 31, 2004	2,313(i)	$6.34	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1 *	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (filed herewith)
10.2	—	Underwriting Agreement dated September 30, 2004 among Quanta Services, Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC, First Albany Capital Inc., and First Reserve Fund IX, L.P. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed October 1, 2004 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(*) Management contracts or compensatory plans or arrangements.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1 *	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (filed herewith)
10.2	—	Underwriting Agreement dated September 30, 2004 among Quanta Services, Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC, First Albany Capital Inc., and First Reserve Fund IX, L.P. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed October 1, 2004 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(*) Management contracts or compensatory plans or arrangements.