Form 10-K
period 2004-12-31
QUANTA SERVICES INC
filed 2005-03-16
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Title of Each Class

None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on such date, was approximately $372.8 million and $4.5 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 5% or more of the outstanding capital stock of the Registrant have been deemed affiliates).
      As of March 10, 2005, the number of outstanding shares of the Common Stock of the Registrant was 116,086,371. As of the same date, 1,011,780 shares of Limited Vote Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

PART I

ITEM 1.	Business
General
      Quanta is a leading provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television, and specialty services industries. We believe that we are the largest contractor serving the transmission and distribution sector of the North American electric utility industry. Our consolidated revenues for the year ended December 31, 2004 were $1.6 billion, of which 64.7% was attributable to electric power and gas customers, 16.8% to telecommunications and cable television system operators and 18.5% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. We were organized in the state of Delaware in 1997 and since that time have made strategic acquisitions to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers’ evolving needs.
      We have established a nationwide presence with a workforce of over 10,000 employees, which enables us to quickly and reliably serve our diversified customer base. Our customers include many of the leading companies in the industries we serve.
      Representative customers include:

• Alabama Power • American Electric Power • Alltel • CenterPoint Energy • Century Telephone • Entergy • Ericsson • Florida Power & Light • Georgia Power Company	• Intermountain Rural Electric • MidAmerican Energy • Pacific Gas & Electric • Progress Energy • Puget Sound Energy • San Diego Gas & Electric • Southern California Edison • Verizon • WE Energies
      Our reputation for responsiveness, performance, geographic reach and a comprehensive service offering has also enabled us to develop strong strategic alliances with numerous customers.
Industry Overview
      We estimate that the total amount of annual outsourced infrastructure spending in the three primary industries we serve is in excess of $30 billion. We believe that we are the largest specialty contractor providing services for the installation and maintenance of network infrastructure and that we and the other five largest specialty contractors providing these services account for less than 15% of this market. Smaller, typically private companies provide the balance of these services.
      We believe the following industry trends impact demand for our services:
      Increased opportunities in Fiber to the Premises, or FTTP, and Fiber to the Node, or FTTN. We believe that several of the large telecommunications companies are increasing their spending, particularly for FTTP and FTTN initiatives. Initiatives for this last-mile fiber build-out have been announced by Verizon and SBC as well as municipalities throughout the United States. In late 2004, Verizon added six states to its deployment plan, with a stated goal to access two million homes during 2005. SBC has announced plans to deliver Internet telephone service to 18 million homes by the end of 2007, including the installation of more than 38,000 miles of fiber at an estimated cost of $4 billion. This fiber will deliver integrated IP-based television, high-speed Internet and IP voice and wireless bundles of products and services. As a result of these efforts, we expect an increase in demand for our telecommunications and underground construction services over the next few years. While not all of this spending will be for services that we provide, we believe that we are well positioned to furnish infrastructure solutions on a rapid basis for these initiatives.

      Increased capital expenditures resulting from improved customer balance sheets. During the last several years, the industries we serve suffered a severe downturn that resulted in a number of companies, including several of our customers, filing for bankruptcy protection or experiencing financial difficulties. We believe that as our customers continue to improve their balance sheets, both capital spending and maintenance budgets will stabilize and move toward historical levels.
      Increased outsourcing of network infrastructure installation and maintenance. Financial and economic pressures on electric power, gas, telecommunications and cable television providers have caused an increased focus by providers on core competencies and, accordingly, an increase in the outsourcing of network services. Total employment in the electric utility industry declined dramatically in the last decade, reflecting, in part, the outsourcing trend by utilities. We believe that by outsourcing network services to third-party service providers, our customers can reduce costs, provide flexibility in budgets and improve service and performance. As a specialty contractor with nationwide scope, we are able to leverage our existing labor force and equipment infrastructure across multiple customers and projects, resulting in better utilization of labor and assets.
      Increasing need to upgrade electric power transmission and distribution networks. The nation’s electrical power grid is aging and requires significant maintenance and expansion to handle the country’s current and growing power needs. While the demand for electricity has grown, transmission capacity has decreased over the last ten years. The awareness of the need to upgrade the nation’s electrical power grid was heightened by the largest blackout in North America’s history on August 14, 2003. Additionally, as the selling of electricity increases across regional networks, capacity and reliability will become more important. We believe the current spending level is insufficient to adequately address future infrastructure maintenance requirements.
      Increased demand for comprehensive end-to-end solutions. We believe that electric power, gas, telecommunications and cable television companies will continue to seek service providers who can design, install and maintain their networks on a quick and reliable, yet cost effective basis. Accordingly, they are partnering with proven full-service network providers, like us, with broad geographic reach, financial capability and technical expertise.
Strengths
      Geographic reach and significant size and scale. As a result of our nationwide operations and significant scale, we are able to deploy services to customers across the United States. This capability is particularly important to our customers who operate networks that span multiple states or regions. The scale of our operations also allows us to mobilize significant numbers of employees on short notice for emergency service restoration. For example, after the damage from Hurricane Frances in August 2004, we quickly deployed approximately 1,300 workers to Florida to restore affected power lines.
      Strong financial profile. Our strong liquidity position provides us with the flexibility to capitalize on new business and growth opportunities. As of December 31, 2004, we had $265.6 million in cash and cash equivalents on our balance sheet and no significant debt obligations maturing before 2007.
      Strong and diverse customer relationships. We have established a solid base of long-standing customer relationships by providing high quality service in a cost-efficient and timely manner. We enjoy multi-year relationships with many of our customers. In some cases, these relationships are decades old. We derive a significant portion of our revenues from strategic alliances or long-term maintenance agreements with our customers, which we believe offer opportunities for future growth. For example, certain of our strategic alliances contain an exclusivity clause or a right of first refusal for a certain type of work or in a certain geographic region.
      Proprietary technology. Our electric power customers benefit from our ability to perform services without interrupting power service to their customers, which we refer to as energized services. Our proprietary LineMastertm robotic arm technology enhances our ability to deliver these energized services to our customers. We own the U.S. rights and the exclusive right to use the LineMastertm robotic arm for more than the next 10 years. We believe that delivery of energized services is a significant factor in differentiating us from our competition and winning new business. Our energized services workforce is specially trained to deliver these services and operate the LineMastertm robotic arm.
      Delivery of comprehensive end-to-end solutions. We are one of the few network service providers capable of regularly delivering end-to-end solutions on a nationwide basis. As companies in the electric power, gas, telecommunications and cable television industries continue to search for service providers who can effectively design, install and maintain their networks, we believe that our service, industry and geographical breadth place us in a strong position to meet these needs.
      Experienced management team. Our senior management team has an average of 28 years of experience within the contracting industry, and our operating unit executives average over 25 years of experience in their respective industries.
Strategy
      The key elements of our business strategy are:
      Focus on expanding operating efficiencies. We intend to continue to:

•	focus on growth in our more profitable services and on projects that have higher margins;

•	adjust our costs to match the level of demand for our services;

•	combine overlapping operations of certain operating units;

•	share pricing, bidding, technology, equipment and best practices among our operating units; and

•	develop and expand the use of management information systems.
      Focus on organic growth and leveraging existing customer relationships. We believe we can improve our rate of organic growth by expanding the breadth of products and solutions for our existing and potential customer base. We believe the combination of promoting best practices and cross-selling products to our customers positions us well for an improving end-market environment.
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
      Pursue new business opportunities. We continuously evaluate and pursue new business opportunities. Our subsidiary, Quanta Government Solutions (QGS), leverages our core expertise in pursuing additional opportunities in the government arena. QGS was formed to respond, as prime contractor, to requests for proposals from the U.S. government for power and communications infrastructure projects in the United States and overseas.
Services
      We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as commercial, industrial and governmental entities. The following provides an overview of the types of services we provide:
      Electric power and gas network services. We provide a variety of end-to-end services to the electric power and gas industries, including:

•	installation, repair and maintenance of electric power transmission lines ranging in capacity from 69,000 volts to 765,000 volts;

•	installation, repair and maintenance of electric power distribution networks;

•	energized installation, maintenance and upgrades utilizing unique bare hand and hot stick methods and our proprietary robotic arm;

•	design and construction of independent power producer (IPP) transmission and substation facilities;

•	design and construction of substation projects;

•	installation and maintenance of natural gas transmission and distribution systems;

•	provision of cathodic protection design and installation services;

•	installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

•	installation and maintenance of joint trench systems, which include electric power, natural gas and telecommunications networks in one trench;

•	trenching and horizontal boring for underground electric power and natural gas network installations;

•	design and installation of wind turbine networks;

•	cable and fault locating; and

•	storm damage restoration work.
      Telecommunications and cable television network services. Our telecommunications and cable television network services include:

•	fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

•	design, construction and maintenance of DSL networks;

•	engineering and erection of cellular, digital, PCS®, microwave and other wireless communications towers;

•	design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, regional Bell operating companies, long distance providers and cable television providers;

•	trenching and plowing applications;

•	horizontal directional boring;

•	vacuum excavation services;

•	cable locating;

•	upgrading power and telecommunications infrastructure for cable installations;

•	splicing and testing of fiber optic and copper networks and balance sweep certification of coaxial networks; and

•	residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services.
      Ancillary services. We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, including:

•	design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

•	installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

•	installation of cable and control systems for light rail lines, airports and highways; and

•	provision of specialty rock trenching, rock saw, rock wheel, directional boring and road milling for industrial and commercial customers.
Financial Information About Geographic Areas
      During the years ended December 31, 2002, 2003 and 2004, we operated primarily in the United States. We derived $8.5 million, $15.1 million and $22.8 million of our revenues from foreign operations during the years ended December 31, 2002, 2003 and 2004, respectively. As of December 31, 2002, 2003 and 2004, we held property and equipment in the amount of $1.0 million, $1.9 million and $3.1 million, respectively, in foreign countries.
      Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages and other political, social and economic development.
Customers, Strategic Alliances and Preferred Provider Relationships
      Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 29.5% of our consolidated revenues in 2004. Our largest customer accounted for approximately 6.1% of our consolidated revenues for the year ended 2004.
      Although we have a centralized marketing strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our management is incented to cross-sell services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that would require services from multiple operating units.
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
Backlog
      Backlog represents the amount of revenue that we expect to realize from work to be performed over the next twelve months on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog at December 31, 2003 and 2004 was approximately $1.01 billion and $1.07 billion. In many instances, our customers are not contractually committed to specific volumes of services under our long-term maintenance contracts and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate.
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
Employees
      As of December 31, 2004, we had 1,412 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel and 9,408 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 46% of our employees at December 31, 2004 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW). Under our agreements with our unions, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.
      We provide a health, welfare and benefit plan for employees who are not covered by collective bargaining agreements. We have a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. We also have an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their cash compensation, not to exceed $21,250 annually, toward the semi-annual purchase of our common stock at a discounted price. Over 700 of our employees participated in the employee stock purchase plan during the year ended December 31, 2004.
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
Materials
      Our customers typically supply most or all of the materials required for each job. However, for some of our contracts, we may procure all or part of the materials required. We purchase such materials from a variety of sources and do not anticipate experiencing any difficulties in procuring such materials.

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
Regulation
      Our operations are subject to various federal, state and local laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and environmental protection; and

•	special bidding, procurement and other requirements on government projects.
      We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.
Environmental Matters
      We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease, or use our properties as collateral for financing. In addition, we could be held liable for significant penalties and damages under environmental laws and could also be subject to a revocation of licenses or permits, which could materially and adversely affect our business and results of operations.
      From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, or are currently complying with, our environmental obligations to date and that such liabilities will not have a material adverse effect on our business or financial performance.
Risk Management and Insurance
      The primary risks in our operations are bodily injury and property damage. We are insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers’ compensation claims subject to a deductible of $2,000,000 per occurrence. We also have a corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not yet reported and the effectiveness of our safety program. In an effort to mitigate our exposure, we implemented a new company-wide safety initiative in 2004 to enhance our existing safety program.
      Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress, but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above-mentioned policy periods is approximately $4.0 million; however, our estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.
Website Access
      Our website address is www.quantaservices.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form  10-Q, Current Reports on Form 8-K, and any amendments to these reports in our Investor Center under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our corporate governance guidelines, Code of Ethics and Business Conduct and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the heading “Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain free copies of these items from our website or by contacting our Corporate Secretary.
Annual CEO Certification
      As required by New York Stock Exchange rules, on June 11, 2004 we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.
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

      We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed bankruptcy or are otherwise experiencing financial difficulties. We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. Our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy. A number of our utility customers are also experiencing business challenges in the current business climate. If additional major customers file for bankruptcy or continue to experience financial difficulties, or if anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customer’s revenues or cash flows could affect our ability to collect amounts due from them. As of December 31, 2004, total current and non-current accounts and notes receivable were $368.7 million, net of allowances for doubtful accounts of $52.6 million.
      Our casualty insurance carrier for prior periods is experiencing financial distress, which may require us to make payments for losses that would otherwise be insured. Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress, but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above-mentioned policy periods is approximately $4.0 million; however, our estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer can not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.
      We are self-insured against potential liabilities. Although we maintain insurance policies with respect to automobile, general liability, workers’ compensation and employers’ liability, those policies are subject to deductibles of $1,000,000 to $2,000,000 per occurrence, and we are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also maintain a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs significantly above our estimates, our results of operations could be materially and adversely affected in a given period.
      We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, if our safety record were to substantially deteriorate over time, our customers could cancel our contracts and not award us future business.
      Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits. As discussed in “Critical Accounting Policies” and in the notes to our consolidated financial statements included herein, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which is generally during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.
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
      A portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds. Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. We have posted a $10.0 million letter of credit to support our surety bond program and have granted security interests in various of our assets to collateralize our obligations to the surety. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.
      Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety provider to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety provider were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.
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
      Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. As of December 31, 2004, approximately 46% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. In addition, our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.
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
      Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. In such cases, these objects may rupture, resulting in the discharge of pollutants. If we are unable to obtain reimbursement from the parties providing the incorrect information, we may be liable for fines and damages. In addition, we perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. We own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.
      In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such cleanup and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations or financial condition. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.
      Opportunities within the government arena could lead to increased governmental regulation applicable to Quanta and unrecoverable start up costs. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena management’s focus associated with the start up and bidding process may be diverted away from other opportunities. If we were to be successful in being awarded government contracts, a significant amount of costs could be required before any revenues were realized from these contracts. In addition, as a government contractor we would be subject to a number of procurement rules and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. In addition, if the government were to even allege improper activity, we also could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years we would not realize all of the potential revenues from any awarded contracts.

      We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 has introduced many requirements applicable to us regarding corporate governance and financial reporting, including the requirements, beginning with this 2004 Annual Report, for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to attest to this report. During 2004, we continued actions to ensure our ability to comply with these requirements, including but not limited to, the engaging of outside experts to assist in the evaluation of our controls, adding staff to our internal audit department and documenting our existing controls. As of December 31, 2004, we were in compliance, however, there can be no assurance that we will be successful in complying in future years. Failure to maintain compliance could result in a decrease in the market value of our common stock and other publicly-traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.
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
      A number of shares of our common stock are eligible for future sale, which may cause our stock price to decline. The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the public market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Shares of common stock issued upon the conversion of our $270.0 million issuance of 4.5% convertible subordinated notes could cause substantial dilution to existing stockholders, which could cause the market price of our common stock to decline.
      First Reserve Fund IX, L.P., which owned approximately 15.2 million shares of our common stock as of December 31, 2004 has the ability to cause us to register the resale of its shares under its investor’s rights agreement. First Reserve Fund IX, L.P. may also sell such shares in the open market subject to the volume, manner of sale and other conditions of Rule 144.
      You are unlikely to be able to seek remedies against Arthur Andersen LLP, our former independent auditor. Our consolidated financial statements for the fiscal years ended prior to December 31, 2002 were audited by Arthur Andersen LLP, our former independent auditor. In June 2002 Arthur Andersen LLP was convicted of federal obstruction of justice charges in connection with its destruction of documents. As a result of its conviction, Arthur Andersen LLP has ceased operations. You will not be able to recover against Arthur Andersen LLP for its liability under Section 11 of the Securities Act in the event of any untrue statements of a material fact contained in the periods covered by its previously issued audit reports. Even if you have a basis for asserting a remedy against, or seeking to recover from Arthur Andersen LLP, because they have ceased operations, it is highly unlikely that you would be able to recover damages from Arthur Andersen LLP.
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
Facilities
      We lease our corporate headquarters in Houston, Texas and maintain offices nationwide. This space is used for offices, equipment yards, warehousing, storage and vehicle shops. We own 32 of the facilities we occupy, all of which are encumbered by our credit facility, and we lease the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment
      We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners, all of which are encumbered by our credit facility. As of December 31, 2004, the total size of the rolling-stock fleet was approximately 19,600 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings
      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate would be expected to have a material adverse effect on our results of operations, cash flow or financial position.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the year covered by this report, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low

Year Ended December 31, 2003
1st Quarter	$4.10	$2.80
2nd Quarter	8.70	3.18
3rd Quarter	9.87	4.48
4th Quarter	9.10	6.95
Year Ended December 31, 2004
1st Quarter	9.52	6.50
2nd Quarter	7.24	4.83
3rd Quarter	7.45	5.30
4th Quarter	8.29	5.75
      On March 10, 2005, there were 933 holders of record of our common stock and 22 holders of record of our Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale.
Stock Repurchase
      On November 28, 2004, 8,749 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having us make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, we withheld shares as follows and accounted for such shares as treasury stock.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	That May Yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid per Share	Programs	Programs

November 1, 2004 — November 30, 2004	2,802	(i)	$7.72	None	None

(i)	These shares were not purchased through a publicly announced plan or program.
Dividends
      We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not currently intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, our revolving credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

ITEM 6.	Selected Financial Data
      The following historical selected financial data has been derived from the audited financial statements of the company. The historical financial statement data reflects the acquisitions of businesses accounted for as purchase transactions as of their respective acquisition dates. The historical selected financial data should be read in conjunction with the historical Consolidated Financial Statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Consolidated Statements of Operations Data:
Revenues	$1,793,301	$2,014,877	$1,750,713	$1,642,853	$1,626,510
Cost of services (including depreciation)	1,379,204	1,601,039	1,513,940	1,442,958	1,445,119

Gross profit	414,097	413,838	236,773	199,895	181,391
Selling, general and administrative expenses	143,457	195,766	229,454	178,219	171,537
Merger and special charges	28,566	—	—	—	—
Goodwill impairment	—	—	166,580	6,452	—
Goodwill amortization	19,805	25,998	—	—	—

Income (loss) from operations	222,269	192,074	(159,261)	15,224	9,854
Interest expense	(25,708)	(36,072)	(35,866)	(31,822)	(25,067)
Loss on early extinguishment of debt	—	—	—	(35,055)	—
Other income (expense), net	2,490	964	1,283	(1,416)	2,568

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	199,051	156,966	(193,844)	(53,069)	(12,645)
Provision (benefit) for income taxes	93,328	71,200	(19,710)	(18,080)	(3,451)

Income (loss) before cumulative effect of change in accounting principle	105,723	85,766	(174,134)	(34,989)	(9,194)
Cumulative effect of change in accounting principle, net of tax	—	—	445,422	—	—

Net income (loss)	105,723	85,766	(619,556)	(34,989)	(9,194)
Dividends on preferred stock, net of forfeitures	930	930	(11)	(2,109)	—
Non-cash beneficial conversion charge	—	—	8,508	—	—

Net income (loss) attributable to common stock	$104,793	$84,836	$(628,053)	$(32,880)	$(9,194)

Basic earnings (loss) per share	$1.50	$1.11	$(9.98)	$(0.30)	$(0.08)

Diluted earnings (loss) per share	$1.42	$1.10	$(9.98)	$(0.30)	$(0.08)

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Balance Sheet Data:
Working capital	$353,729	$335,590	$317,356	$476,703	$478,978
Total assets	1,871,897	2,042,901	1,364,812	1,466,435	1,459,997
Long-term debt, net of current maturities	318,602	327,774	213,167	58,051	21,863
Convertible subordinated notes	172,500	172,500	172,500	442,500	442,500
Redeemable common stock	—	—	72,922	—	—
Total stockholders’ equity	1,068,956	1,206,751	611,671	663,132	663,247
      The consolidated financial statements for the years ended December 31, 2000 and 2001, were audited by Arthur Andersen LLP, which has ceased operations.

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

Introduction
      We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the year ended December 31, 2004 of $1.6 billion, of which 64.7% was attributable to electric power and gas customers, 16.8% to telecommunications and cable television operators and 18.5% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.
      Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers, and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts including competitive unit price, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price or cost-plus master service agreements that are renewable annually. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed.
      We generally recognize revenue on our unit price and cost-plus contracts when units are completed or services are performed. For our fixed price contracts, we typically record revenues as work on the contract progresses on a percentage-of-completion basis. Under this valuation method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer.
Seasonality; Fluctuations of Results
      Our revenues and results of operations can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns, bidding seasons, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy, or wet conditions cause delays, and the annual project bidding season is just beginning. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter, but higher than the second quarter. Many projects are completed in the fourth quarter and revenues are often positively impacted by customers seeking to spend their capital budget before the end of the year, however, the holiday season and inclement weather can sometimes cause delays. Our quarterly revenue and results of operations during 2004 were consistent with these seasonal patterns. We had not experienced these normal seasonal patterns for the last few years due to the decline in the telecommunications and cable television industry and inconsistent spending patterns from the utility industry as many of our customers have dealt with challenging economic and capital market conditions.
      Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional economic conditions, timing of acquisitions and the timing and magnitude of acquisition assimilation costs may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition and results of operations.
Understanding Margins
      Our gross margin is gross profit expressed as a percentage of revenues. Cost of services consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Various factors — some controllable, some not — impact our gross margins on a quarterly or annual basis.
      Seasonal & Geographical. As discussed above, seasonal patterns can have a significant impact on gross margins. Generally, business is slower in the winter months versus the warmer parts of the year. This can be offset somewhat by increased demand for electrical service and repair work from severe weather. In addition, the mix of business conducted in different parts of the country will affect margins; some parts of the country command higher gross margins than others.
      Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, in the first quarter of 2004, parts of the country experienced record snow or rain fall that negatively impacted our revenue and gross margin. In many cases projects were delayed or had to be temporarily placed on hold. Conversely, in periods where weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margin. In some cases, as in the second half of 2004, strong storms or hurricanes can provide us with high margin emergency service restoration work, which has a positive impact on margins.
      Revenue Mix. The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand, and therefore, affect margins and mix of revenue by industry served.
      Service and Maintenance versus Installation. In general, installation work has a higher gross margin than maintenance work. This is because installation work is often obtained on a fixed price basis which has higher risk than other types of pricing arrangements. We typically derive approximately 40%-50% of our revenue from maintenance work, which is performed under pre-established or negotiated prices or cost plus pricing arrangements. Thus, a higher portion of installation work in a given quarter may lead to a higher gross margin.
      Subcontract Work. Work that has to be subcontracted out generally has lower gross margins. An increase in subcontract work in a given period may contribute to a decrease in gross margin. We typically derive approximately 15% of our revenue from work that is subcontracted out to other contractors.
      Materials versus Labor. Margins may be lower on projects on which we furnish materials as material prices are generally more predictable than labor costs. Consequently, we generally are not able to mark up materials as much as labor costs. In a given period, a higher percentage of work that has a higher materials component may decrease overall gross margin.
      Depreciation. We include depreciation in cost of services. This is common practice in our industry, but can make comparability to other companies difficult. This must be taken into consideration when comparing us to other companies.
      Insurance. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2004, we have a deductible of $1,000,000 per occurrence related to employer’s and general liability and a deductible of $2,000,000 per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment. Selling, general and administrative expenses can be impacted by our customers’ inability to pay for services performed.
Results of Operations
      The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,

	2002		2003		2004

Revenues	$1,750,713	100.0%	$1,642,853	100.0%	$1,626,510	100.0%
Cost of services (including depreciation)	1,513,940	86.5	1,442,958	87.8	1,445,119	88.8

Gross profit	236,773	13.5	199,895	12.2	181,391	11.2
Selling, general and administrative expenses	229,454	13.1	178,219	10.9	171,537	10.6
Goodwill impairment	166,580	9.5	6,452	0.4	—	—

Income (loss) from operations	(159,261)	(9.1)	15,224	0.9	9,854	0.6
Interest expense	(35,866)	(2.0)	(31,822)	(1.9)	(25,067)	(1.5)
Loss on early extinguishment of debt	—	—	(35,055)	(2.1)	—	—
Other income (expense), net	1,283	0.1	(1,416)	(0.1)	2,568	0.1

Loss before income tax benefit and cumulative effect of change in accounting principle	(193,844)	(11.0)	(53,069)	(3.2)	(12,645)	(0.8)
Benefit for income taxes	(19,710)	(1.1)	(18,080)	(1.1)	(3,451)	(0.2)

Loss before cumulative effect of change in accounting principle	(174,134)	(9.9)	(34,989)	(2.1)	(9,194)	(0.6)
Cumulative effect of change in accounting principle, net of tax	445,422	25.4	—	—	—	—

Net loss	(619,556)	(35.3)	(34,989)	(2.1)	(9,194)	(0.6)
Dividends on preferred stock, net of forfeitures	(11)	—	(2,109)	(0.1)	—	—
Non-cash beneficial conversion charge	8,508	0.5	—	—	—	—

Net loss attributable to common stock	$(628,053)	(35.8)%	$(32,880)	(2.0)%	$(9,194)	(0.6)%

2004 compared to 2003
      Revenues. Revenues were relatively constant at approximately $1.6 billion for the year ended December 31, 2004 compared to the year ended December 31, 2003. Revenues derived from the telecommunications and cable television network services industry decreased by approximately $86.5 million. This revenue decrease was primarily due to reduced capital spending by our cable customers as many of them continue to face significant financial pressures, which have negatively impacted the award of work to specialty contractors. Revenues derived from ancillary services decreased by approximately $3.0 million. These decreases were partially offset by increased revenues derived from the electric power and gas network services industry of approximately $73.2 million. Revenues were positively impacted by a larger volume of storm restoration services provided during the third quarter of 2004 to our electric power and gas customers in the Southeastern United States in the wake of four hurricanes. We have also become more selective in the jobs we pursue, and pricing pressures have contributed to lower revenues as the bidding environment has remained competitive.

      Gross Profit. Gross profit decreased $18.5 million, or 9.3%, to $181.4 million for the year ended December 31, 2004. Gross margin decreased from 12.2% for the year ended December 31, 2003 to 11.2% for the year ended December 31, 2004. This decrease in gross margin resulted primarily from an incremental increase in the expense associated with our self-insured casualty insurance program of $13.0 million primarily due to higher than anticipated claims development during the third quarter of 2004. Additional negative margin impacts include pricing pressures on work performed for utility and cable customers, as well as cost overruns and weather delays on certain projects during the first quarter of 2004. These decreases were partially offset by a larger volume of higher margin storm restoration services performed during the third quarter of 2004.
      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $6.7 million, or 3.7%, to $171.5 million for the year ended December 31, 2004. During the year ended December 31, 2003, we recorded $19.9 million in bad debt expense related primarily to notes receivable from one customer, compared to only $0.4 million during the year ended December 31, 2004. Excluding bad debt expense, selling, general and administrative expenses for the year ended December 31, 2004 increased approximately $12.8 million, primarily due to $9.3 million in increased professional fees which consisted of $6.3 million in fees associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 and additional professional fees associated with a margin enhancement program, costs associated with the start up of our government solutions subsidiary, legal fees and the implementation of new safety initiatives. In addition, our non-cash compensation expense associated with the issuance of restricted stock increased $1.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.
      Interest expense. Interest expense decreased $6.8 million, or 21.2%, to $25.1 million for the year ended December 31, 2004 due to the refinancing of the majority of our outstanding debt during the fourth quarter of 2003 at lower interest rates and a decrease in our long-term debt balance as of December 31, 2004 compared to December 31, 2003.
      Other income (expense), net. Other income was $2.6 million for the year ended December 31, 2004, compared to other expense of $1.4 million for the year ended December 31, 2003. Included in 2003 was a $2.9 million loss on the disposal of an investment in a fiber network. Excluding this loss, the increase in other income (expense), net was $1.1 million, primarily related to an increase in interest income resulting from larger average cash balances during 2004.
      Benefit for income taxes. The benefit for income taxes was $3.5 million for the year ended December 31, 2004, with an effective tax rate of 27.3%, compared to a benefit of $18.1 million for the year ended December 31, 2003, with an effective tax rate of 34.1%. The effective tax rates for both 2004 and 2003 were lower than the statutory rates due to the effect of certain expenses that we incur that are not deductible for tax purposes. The non-deductibility of these expenses has the effect of lowering the amount of tax benefit that we record associated with the losses we incurred.
2003 compared to 2002
      Revenues. Revenues decreased $107.9 million, or 6.2%, to $1.6 billion for the year ended December 31, 2003, with revenues derived from the telecommunications and cable television network services industry decreasing by approximately $130.4 million. This decrease was partially offset by increases in revenues derived from the electric power and gas network services industry of approximately $7.5 million and revenues from ancillary services increasing approximately $15.1 million. The overall decrease was due to the continued reduction in capital spending by our customers, which negatively impacted the award of work to specialty contractors. Pricing pressures have also contributed to lower revenues as the competitive bid environment for new projects has become increasingly competitive.
      Gross profit. Gross profit decreased $36.9 million, or 15.6%, to $199.9 million for the year ended December 31, 2003. As a percentage of revenues, gross margin decreased from 13.5% for the year ended December 31, 2002 to 12.2% for the year ended December 31, 2003. The decrease in gross margin was attributable to the negative impact of the factors affecting revenue noted above, shutdowns, delays and substantial operating inefficiencies resulting from severe snowfall in the Northeast and Mountain regions of the United States during the first quarter of 2003 and substantially higher than normal rainfall amounts in the South and Southeast during the first and second quarters of 2003, partially offset by increased margins on revenues earned from telecommunications customers.
      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $51.2 million, or 22.3%, to $178.2 million for the year ended December 31, 2003. During the year ended December 31, 2003, we recorded $19.9 million in bad debt expense. During the year ended December 31, 2002, we recorded $35.7 million in bad debt expense, $10.5 million in proxy defense costs and $4.5 million in expensed loan and equity costs associated with amendments of our then existing debt agreements and issuances of stock. Absent these items, selling, general and administrative expenses for the year ended December 31, 2003 decreased $20.4 million primarily due to reductions in salary and benefit costs, facility related costs and travel and entertainment costs as a result of reductions in personnel and the closure of certain offices and to lower net losses on the sale of property and equipment during 2003 compared to during 2002.
      Goodwill impairment. During the year ended December 31, 2003, we recognized a non-cash SFAS No. 142 goodwill impairment charge of $6.5 million. During the year ended December 31, 2002, we recognized an interim non-cash SFAS No. 142 goodwill impairment charge of $166.6 million.
      Interest expense. Interest expense decreased $4.0 million, or 11.3%, to $31.8 million for the year ended December 31, 2003. This decrease was due to lower average levels of debt in 2003 and an expense of approximately $1.0 million for unamortized debt issuance costs relating to an amendment of the credit facility charged to interest expense during the year ended December 31, 2002. These decreases were partially offset by increased interest rates.
      Loss on early extinguishment of debt. During the year ended December 31, 2003, we recognized $35.1 million on loss on early extinguishment of debt comprised of make-whole prepayment premiums in the amount of $31.3 million, the write-off of unamortized debt issuance costs of $3.3 million associated with the retirement of certain other debt and the termination of a previous credit facility together with other related costs of $0.5 million.
      Benefit for income taxes. The benefit for income taxes was $18.1 million for the year ended December 31, 2003, with an effective tax rate of 34.1%, compared to a benefit of $19.7 million for the year ended December 31, 2002, with an effective tax rate of 10.2%. The 2002 annual effective tax rate reflects a benefit for income taxes at a rate that is lower than the 2003 annual effective tax rate primarily due to the significant 2002 interim goodwill impairment charge, the majority of which was not deductible for tax purposes, thereby reducing the amount of tax benefit recorded for the year ended December 31, 2002.
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
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand, which totaled $265.6 million as of December 31, 2004, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Momentum in deployment of fiber to the premises or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash
      As of December 31, 2004, we had cash and cash equivalents of $265.6 million, working capital of $479.0 million and long-term debt of $464.4 million, net of current maturities. Our long-term debt balance at that date included borrowings of $442.5 million of convertible subordinated notes and $21.9 million of other debt. We also had $132.8 million of letters of credit outstanding under our credit facility.
      During the year ended December 31, 2004, operating activities provided net cash flow of $144.1 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. The receipt of a federal tax refund of $30.2 million and $23.5 million received from the sale of our receivable due from Adelphia positively impacted cash flow from operating activities during the year ended December 31, 2004. We used net cash in investing activities of $25.1 million, including $39.0 million used for capital expenditures, partially offset by an $8.9 million reduction in restricted cash no longer required by our casualty insurance program, coupled with $4.9 million of proceeds from the sale of equipment. We used net cash in financing activities of $33.0 million, resulting primarily from a $35.2 million repayment under the term loan portion of the credit facility in order to be able to issue additional letters of credit.

Debt Instruments

Credit Facility
      As of December 31, 2004, we had a $185.0 million credit facility with various lenders. The credit facility consisted of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. On January 4, 2005, the maximum availability under the letter of credit facility was automatically reduced by $1.5 million, resulting in current maximum availability of $183.5 million, and will be automatically reduced by $1.5 million on December 31 of each year thereafter.
      As of December 31, 2004, the letter of credit facility was linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. As of December 31, 2004, we were required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or term loans. We had approximately $128.9 million of letters of credit issued under the letter of credit facility and $20.8 million of the letter of credit facility outstanding as a term loan. The remaining $0.3 million was available for issuing new letters of credit. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the years ended December 31, 2003 and 2004 associated with amounts outstanding under the term loan was 4.15% and 4.44%.
      Under the letter of credit facility, we are subject to a fee equal to 3.00% to 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account do not earn interest equal to the London Interbank Offering Rate (LIBOR). Term loans under the letter of credit facility bear interest at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 3.00% to 3.25% or (b) the Base Rate (as described below) plus 3.00% to 3.25% depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.
      We had approximately $3.9 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $31.1 million as of December 31, 2004. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of December 31, 2004, we were in compliance with all of our covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with our covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets, stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). Currently, however, the credit facility allows us to pay dividends and engage in stock repurchase programs in the amount of $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings.
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

4.0% Convertible Subordinated Notes
      As of December 31, 2004, we had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Since July 3, 2003, we have had the option to redeem some or all of the 4.0% convertible subordinated notes at specified redemption prices, together with accrued and unpaid interest; however, redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of December 31, 2004, we had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter commencing after December 31, 2003 the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the year ended December 31, 2004, none of the circumstances permitting conversion had occurred.
      Beginning October 8, 2008, we can redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest; however, early redemption is prohibited by our credit facility. The holders of the 4.5% convertible subordinated notes may require us to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future obligations. If we were to satisfy the obligation with shares of our common stock, we will deliver a number of shares equal to the par value of the notes divided by 98.5% of the average trading price of our common stock, as defined by the indenture. The number of shares of common stock issuable by us under this circumstance is not limited. Our right to satisfy a required repurchase obligation with shares of common stock can be surrendered by us. The 4.5% convertible subordinated notes carry cross-default provisions with our credit facility and any other debt instrument that exceeds $10.0 million in borrowings.

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
      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2004, the maximum guaranteed residual value would have been approximately $100.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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
      As of December 31, 2004, we had $132.8 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2005 and 2006. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. We will be required to issue additional letters of credit during 2005, primarily related to our casualty insurance program.

Performance Bonds
      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. We have posted a letter of credit in the amount of $10.0 million in favor of the surety and, pursuant to the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to fully collateralize our obligations to the surety. We may be required to post additional letters of credit or other collateral in favor of the surety in the future. Posting letters of credit in favor of the surety will also reduce the availability under our credit facility. To date, we have not had any significant reimbursements to our surety for bond-related costs. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. As of December 31, 2004, an aggregate of approximately $481.5 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $80.4 million as of December 31, 2004.

Contractual Obligations
      As of December 31, 2004, our future contractual obligations are as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt — principal	$468,270	$4,515	$363	$172,592	$290,800	$—	$—
Long-term debt — interest	62,813	19,050	19,050	15,600	9,113	—	—
Capital lease obligations, including interest	2,360	1,721	639	—	—	—	—
Operating lease obligations	69,490	19,569	12,735	9,079	8,128	7,278	12,701

Total	$602,933	$44,855	$32,787	$197,271	$308,041	$7,278	$12,701

      Excluded from the above table is interest associated with borrowings under the credit facility because both the amount borrowed and applicable interest rate are variable. The principal amount borrowed under the credit facility included in the above table is $20.8 million due in 2008, which bears interest at a rate of 4.44% as of December 31, 2004. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.

Concentration of Credit Risk
      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable or revenues as of or for the years ended December 31, 2003 or 2004.

Litigation
      Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations, cash flow or financial position.

Related Party Transactions
      In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.
Inflation
      Due to relatively low levels of inflation experienced during the years ended December 31, 2002, 2003 and 2004, inflation did not have a significant effect on our results.
New Accounting Pronouncements
      In September 2004, the Emerging Issues Task Force (EITF) discussed EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF reached a consensus that would require all issued securities with contingent conversion features containing market price contingencies based on a company’s stock price to be accounted for using the “if converted” method in calculating earnings per share. This EITF would require that earnings per share be retroactively restated for the effect of conversion of any contingently convertible debt instruments starting with the issuance date of the contingently convertible debt instrument. This consensus is effective for us on December 31, 2004. Our 4.5% convertible subordinated notes contain contingent conversion features; however the adoption of EITF 04-08 does not impact our earnings per share as reported as the effect of assuming conversion of the 4.5% convertible subordinated notes would be antidilutive for all periods since the date of issuance. However, the effect of this EITF increases the likelihood that these notes could have a dilutive effect in the future.
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value of employee stock-based compensation. Cost of our stock option awards under our 2001 Stock Incentive Plan and stock issued pursuant to our Employee Stock Purchase Plan (ESPP) will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Companies are to select from three transition methods. We are currently evaluating the three transition methods for adopting SFAS No. 123R. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005. Our existing pro forma disclosure included in Note 2 of the Notes to Consolidated Financial Statements presents the approximate impact of SFAS No. 123R had it been adopted in the periods presented. We continue to assess the impact of adopting SFAS No. 123R, including the need for changes in our compensation strategies. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which modifies the existing guidance on accounting for nonmonetary transactions in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate an exception under which certain exchanges of similar productive nonmonetary assets were not accounted for at fair value. SFAS No. 153 instead provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial position.
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
      Revenue Recognition. We recognize revenue when services are performed except when work is being performed under fixed price contracts. We record revenues from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.
      Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for auto liability and workers’ compensation claims subject to a deductible of $2,000,000 per occurrence. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate undiscounted liability for claims incurred, an estimate of claims incurred but not reported and for future expected legal costs associated with the claims. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.
      Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above-mentioned policy periods is approximately $4.0 million, however, our estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.
      Valuation of Long-Lived Assets. SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other unamortized intangible assets for impairment. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from our impairment test, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.
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
      Stock Based Compensation. Through December 31, 2004, we accounted for our stock option awards under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In December 2004, the FASB issued SFAS No. 123R as previously discussed, requiring companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation costs would be shown as an expense in the consolidated statements of operations. SFAS No. 123R is effective beginning in the third quarter of 2005. Until effective, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed for our stock option awards under our 2001 Stock Incentive Plan and stock issued pursuant to our ESPP. The expense recognition for restricted stock awards are the same under APB Opinion No. 25 and SFAS No. 123R, with expense being recognized in the financial statements. See Note 2 of the Notes to Consolidated Financial Statements for such disclosure.

      Income Taxes. We follow the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.
      We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain and we maintain an allowance for tax contingencies, which we believe is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.
Outlook
      The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.
      Like many companies that provide installation and maintenance services to the electric power, gas, telecommunications and cable television industries, we have faced a number of challenges. Our markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors have contributed to the delay of projects and reduction of capital spending that have impacted our operations and ability to grow at historical levels.
      We believe the historic downturn of the telecommunications industry has reached bottom and that the industry has stabilized. Further, there are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that could provide us with pockets of opportunity in the future, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives have been announced by Verizon and SBC, and municipalities have also become active in FTTP initiatives.
      Our wireless customers continued to be impacted by mergers within their industry in the second half of 2004. As these mergers are completed, spending on wireless networks should gradually resume. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year.
      Utilities across the country are regaining their financial health and are making plans to increase spending on their transmission and distribution systems. As a result, we anticipate more extensive pole change outs, line upgrades and maintenance projects on many systems over the next several quarters. Further, we anticipate that a comprehensive energy bill could be passed that could clarify regulatory uncertainties and provide proper incentives for the power industry to invest in and improve maintenance on their transmission and distribution systems.
      Spending in the cable television industry remains flat. However, with several telecom companies increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers, such initiatives could serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers.
      We have seen spending levels improve in most of the industries we serve with each quarter of 2004 . With the stabilization of several of our markets, we have begun to see gross margins generally stabilize as well. While operating conditions are still abnormal and many challenges remain, we are also beginning to see some opportunity for margins to improve, but they are not expected to return to historical levels in the near term. To the extent that our primary markets remain stable or begin to improve, margins could gradually continue to improve.

      Our backlog at December 31, 2003 and 2004 was approximately $1.01 billion and $1.07 billion. Backlog represents the amount of revenue that we expect to realize from work to be performed over the next twelve months on uncompleted contracts, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services under our long-term maintenance contracts and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate.
      We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and right sizing initiatives to match the markets we serve. These initiatives include aligning our work force with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among others, severance, facilities shutdown and consolidation, property disposal and other exit costs.
      Capital expenditures in 2005 are expected to be approximately $40.0 million to $50.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2005 to be funded substantially through internal cash flows and, to the extent necessary, from cash on hand.
      We believe that we are adequately positioned to capitalize upon opportunities in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.
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

•	Projected operating or financial results;

•	Expectations regarding capital expenditures;

•	The effects of competition in our markets;

•	The duration and extent of the current economic downturn in the industries we serve;

•	Our ability to achieve cost savings; and

•	The effects of any acquisitions and divestitures we may make.
      Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	Adverse changes in economic conditions in the markets served by us or by our customers;

•	Our ability to effectively compete for market share;

•	Beliefs and assumptions about the collectibility of receivables;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed;

•	Replacement of our contracts as they are completed or expire;

•	Our ability to effectively integrate the operations of our companies;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our growth outpacing our infrastructure;

•	Potential exposure to environmental liabilities;

•	Requirements relating to governmental regulation;

•	Our ability to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth; and

•	The adverse impact of goodwill impairments.
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
      The sensitivity analyses below, which illustrate our hypothetical potential market risk exposure, estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2004 earnings. The sensitivity analyses presented do not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.
      Interest Rates. As of December 31, 2004, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2003 and 2004, the fair value of our fixed-rate debt of

$449.6 million and $449.8 million was approximately $449.2 million and $469.3 million, based upon current market prices. As of December 31, 2003, the fair value of our variable rate debt of $56.0 million approximated book value and the detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in variable interest rates would be approximately $0.3 million. As of December 31, 2004, the fair value of our variable rate debt of $20.8 million approximated book value and the detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in variable interest rates would be approximately $0.1 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
Management’s Report on Financial Information and Procedures
      The accompanying financial statements of Quanta Services, Inc. and its subsidiaries were prepared by management. These financial statements were prepared in accordance with accounting principles generally accepted in the United States, applying certain estimates and judgments as required.
      Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurances and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanta Services, Inc.
      We have completed an integrated audit of Quanta Services, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, which appears on the preceding page, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Houston, Texas
March 15, 2005

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,

	2003	2004

ASSETS
Current Assets:
Cash and cash equivalents	$179,626	$265,560
Accounts receivable, net of allowances of $27,306 and $9,607, respectively	365,840	348,828
Costs and estimated earnings in excess of billings on uncompleted contracts	44,477	42,092
Inventories	23,809	18,849
Prepaid expenses and other current assets	62,341	24,707

Total current assets	676,093	700,036
Property and equipment, net	341,542	314,983
Accounts and notes receivable, net of allowances of $46,374 and $42,953, respectively	34,327	19,920
Other assets, net	25,591	36,438
Goodwill and other intangibles, net	388,882	388,620

Total assets	$1,466,435	$1,459,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,034	$6,236
Accounts payable and accrued expenses	177,241	203,656
Billings in excess of costs and estimated earnings on uncompleted contracts	17,115	11,166

Total current liabilities	199,390	221,058
Long-term debt, net of current maturities	58,051	21,863
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	103,362	111,329

Total liabilities	803,303	796,750

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 116,426,215 and 117,396,252 shares issued and 115,499,775 and 116,127,551 shares outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,067,750 and 1,011,780 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,071,701	1,083,796
Deferred compensation	(7,359)	(7,217)
Accumulated deficit	(389,485)	(398,679)
Treasury stock, 926,440 and 1,268,701 common shares, at cost	(11,725)	(14,653)

Total stockholders’ equity	663,132	663,247

Total liabilities and stockholders’ equity	$1,466,435	$1,459,997

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Year Ended December 31,

	2002	2003	2004

Revenues	$1,750,713	$1,642,853	$1,626,510
Cost of services (including depreciation)	1,513,940	1,442,958	1,445,119

Gross profit	236,773	199,895	181,391
Selling, general and administrative expenses	229,454	178,219	171,537
Goodwill impairments	166,580	6,452	—

Income (loss) from operations	(159,261)	15,224	9,854
Other income (expense):
Interest expense	(35,866)	(31,822)	(25,067)
Loss on early extinguishment of debt	—	(35,055)	—
Other, net	1,283	(1,416)	2,568

Loss before income tax benefit and cumulative effect of change in accounting principle	(193,844)	(53,069)	(12,645)
Benefit for income taxes	(19,710)	(18,080)	(3,451)

Loss before cumulative effect of change in accounting principle	(174,134)	(34,989)	(9,194)
Cumulative effect of change in accounting principle, net of tax	445,422	—	—

Net loss	(619,556)	(34,989)	(9,194)
Dividends on preferred stock, net of forfeitures	(11)	(2,109)	—
Non-cash beneficial conversion charge	8,508	—	—

Net loss attributable to common stock	$(628,053)	$(32,880)	$(9,194)

Loss per share:
Basic and Diluted loss per share before cumulative effect of change in accounting principle	$(2.90)	$(0.30)	$(0.08)
Cumulative effect of change in accounting principle, net of tax	(7.08)	—	—

Basic and Diluted loss per share	$(9.98)	$(0.30)	$(0.08)

Shares used in computing loss per share:
Basic and Diluted	62,957	110,906	114,441

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2003	2004

Cash Flows from Operating Activities:
Net loss attributable to common stock	$(628,053)	$(32,880)	$(9,194)
Adjustments to reconcile net loss attributable to common stock to net cash provided by (used in) operating activities — Cumulative effect of change in accounting principle, net of tax	445,422	—	—
Goodwill impairment	166,580	6,452	—
Depreciation and amortization	60,576	60,105	60,356
Loss on sale of property and equipment	3,729	1,347	924
Provision for doubtful accounts	30,098	19,890	359
Loss on early extinguishment of debt	—	35,055	—
Deferred income tax provision (benefit)	6,105	37,532	(13,080)
Amortization of deferred compensation	219	2,766	4,632
Dividends of preferred stock, net of forfeitures	(11)	(2,109)	—
Loss on disposition of fiber network	—	2,945	—
Non-cash beneficial conversion charge	8,508	—	—
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts and notes receivable	51,957	(2,614)	31,060
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,070)	7,283	2,385
Inventories	(593)	1,837	(2,450)
Prepaid expenses and other current assets	(10,713)	(21,290)	27,868
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	807	(3,948)	39,316
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,755)	604	(5,949)
Other, net	3,716	4,208	7,853

Net cash provided by operating activities	121,522	117,183	144,080

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4,559	3,168	4,884
Additions of property and equipment	(49,454)	(35,943)	(38,971)
Cash (restricted) released for self-insurance programs	—	(9,293)	8,943
Cash paid for acquisitions, net of cash acquired	(8,000)	—	—
Notes receivable	(17,252)	—	—

Net cash used in investing activities	(70,147)	(42,068)	(25,144)

Cash Flows from Financing Activities:
Net borrowings (payments) under credit facilities	(109,330)	56,000	(35,200)
Proceeds from other long-term debt	3,062	274,856	4,898
Payments on other long-term debt	(10,805)	(217,590)	(4,684)
Debt issuance and amendment costs	(4,163)	(12,102)	(1,234)
Issuances of stock, net of offering costs	102,114	7,103	3,048
Cash portion of loss on early extinguishment of debt	—	(31,675)	—
Stock repurchases	(11,725)	—	—
Exercise of stock options	1,086	18	170

Net cash provided by (used in) financing activities	(29,761)	76,610	(33,002)

Net Increase in Cash and Cash Equivalents	21,614	151,725	85,934
Cash and Cash Equivalents, beginning of year	6,287	27,901	179,626

Cash and Cash Equivalents, end of year	$27,901	$179,626	$265,560

Supplemental Disclosure of Cash Flow Information: Cash (paid) received during the year for —
Interest	$(35,200)	$(30,794)	$(21,128)
Income tax refunds, net of payments	18,316	42,140	30,291
The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

	Series A Convertible				Limited Vote				Retained
	Preferred Stock		Common Stock		Common Stock		Additional		Earnings		Total
							Paid-In	Deferred	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Stock	Equity

Balance, December 31, 2001	3,444,961	$—	59,643,965	$—	1,116,238	$—	$952,380	$(1,770)	$271,448	$(15,307)	$1,206,751
Conversion of Series A Preferred Stock to common stock	(245,000)	—	1,225,000	—	—	—	—	—	—	—	—
Issuances of stock under ESPP	—	—	662,147	—	—	—	6,872	—	—	—	6,872
Income tax benefit from disqualifying dispositions of ESPP shares	—	—	—	—	—	—	1,009	—	—	—	1,009
Stock options exercised	—	—	119,265	—	—	—	1,086	—	—	—	1,086
Income tax benefit from stock options exercised	—	—	—	—	—	—	320	—	—	—	320
Conversion of Limited Vote Common Stock to common stock	—	—	32,488	—	(32,488)	—	—	—	—	—	—
Stock Employee Compensation Trust	—	—	—	—	—	—	(15,307)	—	—	15,307	—
Purchases of common stock	—	—	(926,371)	—	—	—	—	—	—	(11,725)	(11,725)
Acquisition of purchased companies	—	—	251,079	—	—	—	3,418	—	—	—	3,418
Equity investment by First Reserve, excluding Redeemable Common Stock	—	—	8,666,666	—	—	—	22,320	—	—	—	22,320
Beneficial conversion of Series E Preferred Stock	—	—	—	—	—	—	8,508	—	—	—	8,508
Issuances of restricted stock, net of forfeitures	—	—	32,289	—	—	—	(1,249)	1,249	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	219	—	—	219
Tax impact of deferred compensation agreements	—	—	—	—	—	—	(114)	—	—	—	(114)
Other	—	—	—	—	—	—	1,060	—	—	—	1,060
Net loss attributable to common stock	—	—	—	—	—	—	—	—	(628,053)	—	(628,053)

Balance, December 31, 2002	3,199,961	—	69,706,528	—	1,083,750	—	980,303	(302)	(356,605)	(11,725)	611,671
Conversion of Series A Preferred Stock to common stock	(3,199,961)	—	15,999,805	—	—	—	—	—	—	—	—
Issuances of stock under preemptive rights agreement	—	—	1,201,128	—	—	—	3,570	—	—	—	3,570
Redeemable common stock reclassification	—	—	24,307,410	—	—	—	72,922	—	—	—	72,922
Issuances of stock under ESPP	—	—	1,148,632	—	—	—	3,533	—	—	—	3,533
Income tax benefit from disqualifying dispositions of ESPP shares	—	—	—	—	—	—	228	—	—	—	228
Conversion of Limited Vote Common Stock to common stock	—	—	16,000	—	(16,000)	—	—	—	—	—	—
Issuances of restricted stock, net of forfeitures	—	—	3,113,115	—	—	—	9,823	(9,823)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	2,766	—	—	2,766
Stock options exercised	—	—	7,157	—	—	—	18	—	—	—	18
Income tax benefit from stock options exercised	—	—	—	—	—	—	3	—	—	—	3
Other	—	—	—	—	—	—	1,301	—	—	—	1,301
Net loss attributable to common stock	—	—	—	—	—	—	—	—	(32,880)	—	(32,880)

Balance, December 31, 2003	—	—	115,499,775	—	1,067,750	—	1,071,701	(7,359)	(389,485)	(11,725)	663,132
Issuances of stock under ESPP	—	—	537,479	—	—	—	3,048	—	—	—	3,048
Income tax benefit from disqualifying dispositions of ESPP shares	—	—	—	—	—	—	221	—	—	—	221
Conversion of Limited Vote Common Stock to common stock	—	—	55,970	—	(55,970)	—	—	—	—	—	—
Issuances of restricted stock, net of forfeitures	—	—	5,977	—	—	—	4,497	(4,490)	—	(2,928)	(2,921)
Amortization of deferred compensation	—	—	—	—	—	—	—	4,632	—	—	4,632
Stock options exercised	—	—	28,350	—	—	—	170	—	—	—	170
Income tax benefit from stock options exercised	—	—	—	—	—	—	10	—	—	—	10
Tax impact of deferred compensation agreements	—	—	—	—	—	—	2,343	—	—	—	2,343
Other	—	—	—	—	—	—	1,806	—	—	—	1,806
Net loss attributable to common stock	—	—	—	—	—	—	—	—	(9,194)	—	(9,194)

Balance, December 31, 2004	—	$—	116,127,551	$—	1,011,780	$—	$1,083,796	$(7,217)	$(398,679)	$(14,653)	$663,247

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:
      Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta’s comprehensive services include designing, installing, repairing and maintaining network infrastructure.
      In the course of its operations, Quanta is subject to certain risk factors including, but not limited to, risks related to significant fluctuations in quarterly results, economic downturns, competition, contract terms, being self-insured against potential liabilities or for claims that its insurance carrier fails to pay, occupational health and safety matters, replacing cancelled or completed contracts, rapid technological and structural changes in the industries Quanta serves, ability to obtain or maintain performance bonds, acquisition integration and financing, dependence on key personnel, unionized workforce, availability of qualified employees, management of growth, potential exposure to environmental liabilities, the pursuit of additional work in the government arena, the requirements of the Sarbanes-Oxley Act of 2002, access to capital, internal growth and operating strategies, recoverability of goodwill, and anti-takeover measures.

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

Use of Estimates and Assumptions
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provision for income taxes.

Cash and Cash Equivalents
      Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information
      Quanta had non-cash investing and financing activities, pursuant to its acquisition program. In 2002, Quanta acquired assets through purchase acquisitions with an estimated fair value, net of cash acquired, of $2.0 million and liabilities of $2.5 million, resulting in the recording of $11.8 million in goodwill. The

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate consideration paid in these transactions consisted of $8.0 million in cash, net of cash acquired, and 251,079 shares of common stock. The pro forma effects of these transactions were not material. During 2003 and 2004, Quanta did not complete any acquisitions.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts
      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2004, Quanta had allowances for doubtful accounts of approximately $52.6 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.
      In June 2002, one of Quanta’s customers, Adelphia Communications Corporation (Adelphia), filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, as amended. During the third quarter of 2004, Quanta sold its prepetition receivable due from Adelphia to a third party for approximately $29.5 million which approximated its net carrying value. Quanta received $23.5 million in proceeds during the third quarter with the remaining $6.0 million of proceeds being held by the buyer pending the resolution of certain preferential payment claims. The account receivable associated with the $6.0 million holdback is recorded in Accounts and Notes Receivable as of December 31, 2004 as it is uncertain whether the balance will be collected within one year.
      Also included in Accounts and Notes Receivable are amounts due from a customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable from this customer are partially secured. Quanta has provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes may ultimately depend on the value of the collateral securing these notes. In addition, Quanta is involved in negotiations with one of its customers and is uncertain whether the balance will be collected within one year; therefore, as of December 31, 2004, Quanta has included the balance in Accounts and Notes Receivable. As of December 31, 2004, the total balance due from these two customers was $54.8 million, net of an allowance for doubtful accounts of $42.8 million.
      The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balance at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2003 and 2004 were approximately $37.2 million and $30.9 million, and are included in Accounts Receivable.
      Due to contractual provisions, certain balances, though the earnings process is complete, are not billable to customers until defined milestones are reached. These balances are considered to be unbilled receivables and are included in Accounts Receivable at year-end. At December 31, 2003 and 2004, these balances were approximately $43.8 million and $41.8 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain lien rights with respect to services provided. No customer accounted for more than 10% of accounts receivable or revenues as of or for the years ended December 31, 2003 or 2004.

Inventories
      Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by Quanta at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment
      Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $60.2 million, $59.5 million and $59.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.
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
      Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Net gains and losses from the sale of property and equipment are reflected in Selling, General and Administrative Expenses.

Debt Issuance Costs
      As of December 31, 2003 and 2004, capitalized debt issuance costs related to Quanta’s credit facility and the convertible subordinated notes were included in Other Assets, net and are being amortized into interest expense over the terms of the respective agreements. As of December 31, 2003 and 2004, capitalized debt issuance costs were $17.8 million and $19.1 million with accumulated amortization of $3.2 million and $6.7 million. For the years ended December 31, 2002, 2003 and 2004, amortization expense was $3.6 million, $3.5 million and $3.5 million, respectively.
      Quanta incurred $7.7 million in debt issuance costs related to the October 2003 4.5% convertible subordinated notes offering, which were capitalized and are being amortized over five years to October 1, 2008, the first date of the holders’ put option discussed in Note 5. Quanta capitalized debt issuance costs of $4.4 million in connection with the credit facility entered into in December 2003. Upon retirement of certain debt and the termination of Quanta’s former credit facility in the fourth quarter of 2003, Quanta expensed $3.3 million of unamortized debt issuance costs as part of the loss on early extinguishment of debt.

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
      Material amounts of recorded goodwill attributable to each of Quanta’s reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests were required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, absent any impairment indicators, Quanta performs impairment tests annually during the fourth quarter. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from Quanta’s impairment test, therefore Quanta may record goodwill impairments in the future, even when the aggregate fair value of Quanta’s reporting units and Quanta as a whole may increase.
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
      Quanta further recognized an interim non-cash goodwill impairment charge of $166.6 million during the year ended December 31, 2002. Impairment adjustments recognized after adoption are required to be recognized as operating expenses. The primary factor contributing to the interim impairment charge was the overall deterioration of the business climate during 2002 in the markets Quanta serves as evidenced at the time by an increased number of bankruptcies in the telecommunications industry, continued devaluation of several of Quanta’s customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. During 2003, as part of our annual goodwill test for impairment, goodwill of $6.5 million was written off as a non-cash operating expense associated with the closure of one of our telecom subsidiaries.
      A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Year Ended December 31,

	2002	2003	2004

Balance, January 1	$1,036,982	$393,759	$387,307
Acquisitions and adjustments	11,829	—	—
Impairments	(655,052)	(6,452)	—

Balance, December 31,	$393,759	$387,307	$387,307

      Quanta has recorded an Other Intangible Asset of $2.1 million related to customer relationships during 2002. The estimated life of this intangible asset is eight years and accumulated amortization as of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003 and 2004, was approximately $0.5 million and $0.8 million. Estimated annual amortization expense for future periods is approximately $0.3 million.

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
      Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain and Quanta maintains an allowance for tax contingencies, which Quanta believes is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from estimates, Quanta may not realize deferred tax assets to the extent estimated.

Collective Bargaining Agreements
      Certain of the subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Self-Insurance
      As of December 31, 2004, Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers compensation claims, subject to a deductible of $2,000,000 per occurrence. In addition, Quanta maintains a non-union employee related health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2003, the amounts accrued for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
self-insurance claims totaled $62.3 million, with $36.2 million considered to be long-term and included in Other Non-Current Liabilities. As of December 31, 2004, the gross amounts accrued for self-insurance claims totaled $92.6 million, with $56.3 million considered to be long-term and included in Other Non-Current Liabilities, and related insurance recoveries/receivables were $7.0 million, of which $4.1 million is included in Prepaid Expenses and Other Current Assets and $2.9 million is included in Other Assets, net.
      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $4.0 million, and Quanta has recorded a receivable and corresponding liability of such amount as of December 31, 2004 included in the insurance recoveries/receivables and liabilities discussed above. However, Quanta’s estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.
      As of December 31, 2003, Quanta had restricted cash pursuant to an obligation with Quanta’s casualty insurance policy for the period from March 1, 2003 to February 29, 2004. As of December 31, 2003, the balance of the restricted cash was $9.3 million of which $8.7 million was classified in Prepaid Expenses and Other Current Assets and $0.6 million was classified in Other Assets, net. The total balance of restricted cash was used to pay claims in 2004 and there was no restricted cash as of December 31, 2004.

Fair Value of Financial Instruments
      The carrying values of cash and cash equivalents, accounts receivable, accounts payable, the credit facility and notes payable to various financial institutions approximate fair value. The fair value of the convertible subordinated notes is estimated based on quoted secondary market prices for these notes as of year-end. At December 31, 2003 and 2004, the fair value of Quanta’s 4.0% convertible subordinated notes of $172.5 million was approximately $157.2 million and $164.7 million. At December 31, 2003 and 2004, the fair value of Quanta’s 4.5% convertible subordinated notes of $270.0 million was approximately $284.9 million and $297.3 million.

Stock Based Compensation
      Through December 31, 2004, Quanta accounted for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), requiring companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. SFAS No. 123R is effective beginning in the third quarter of 2005. Until effective, disclosure is required as to what net income and earnings per share would have been had the fair value method been followed for our stock option awards outstanding under the 2001 Stock Incentive Plan and stock issued pursuant to our Employee Stock Purchase Plan (ESPP). The expense recognition for the restricted stock awards are the same under APB Opinion No. 25 and SFAS No. 123R with expense being recognized in the financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002: (i) risk-free interest rates ranging from 3.45% to 5.27%, (ii) expected life of 6.7 years, (iii) average volatility of 144.5% (iv) dividend yield of 0%. There were no option grants during 2003 and 2004.
      For the ESPP, compensation cost approximates the difference between the fair value of Quanta’s common stock and the actual common stock purchase price on the date of grant.
      Had compensation costs for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income attributable to common stock and earnings per share would have been reduced to the following as adjusted amounts, which also approximate the effect of SFAS No. 123R (in thousands, except per share information):

	Year Ended December 31,

	2002	2003	2004

Net loss attributable to common stock as reported	$(628,053)	$(32,880)	$(9,194)
Add: stock-based employee compensation expense included in reported net income, net of tax	134	1,687	2,826
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(22,150)	(9,030)	(3,802)

Net loss attributable to common stock —
As Adjusted — Basic and Diluted	$(650,069)	$(40,223)	$(10,170)
Earnings (loss) per share —
As Reported — Basic and Diluted	$(9.98)	$(0.30)	$(0.08)
As Adjusted — Basic and Diluted	$(10.33)	$(0.36)	$(0.09)
      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional awards may or may not be awarded. See Note 8 for additional discussion of Quanta’s stock incentive plans.

New Accounting Pronouncements
      In September 2004, the Emerging Issues Task Force (EITF) discussed EITF Issue 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF reached a consensus that would require all issued securities with contingent conversion features containing market price contingencies based on a company’s stock price to be accounted for using the “if converted” method in calculating earnings per share. This EITF would require that earnings per share be retroactively restated for the effect of conversion of any contingently convertible debt instruments starting with the issuance date of the contingently convertible debt instrument. The consensus is effective for Quanta on December 31, 2004. Our 4.5% convertible subordinated notes contain contingent conversion features; however the adoption of EITF 04-08 does not impact of our earnings per share as reported as the effect of assuming conversion of the 4.5% convertible subordinated notes would be antidilutive for all periods since the date of issuance. However, the effect of this EITF increases the likelihood that these notes could have a dilutive effect in the future.
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value of employee stock-based compensation. Cost of Quanta’s stock option awards under our 2001 Stock Incentive Plan and stock issued pursuant to our ESPP will be measured at fair value on the awards grant date, based on the estimated number

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of awards that are expected to vest. Companies are to select from three transition methods. Quanta is currently evaluating the three transition methods for adopting SFAS No. 123R. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005. Quanta’s existing pro forma disclosure included above presents the approximate impact of SFAS No. 123R had it been adopted in the periods presented. Quanta continues to assess the impact of adopting SFAS No. 123R, including the need for changes in our compensation strategies. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which modifies the existing guidance on accounting for nonmonetary transactions in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate an exception under which certain exchanges of similar productive nonmonetary assets were not accounted for at fair value. SFAS No. 153 instead provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Quanta does not anticipate that the adoption of SFAS No. 153 will have a material impact on Quanta’s results of operations or financial position.

3.	PER SHARE INFORMATION:
      Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.
      For the years ended December 31, 2002, 2003 and 2004, stock options for approximately 7.9 million, 0.9 million and 0.7 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the years ended December 31, 2002, 2003 and 2004, approximately 116,000, 16,000 and 41,000, respectively, stock options with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings per share because the effect of including them would be antidilutive. For the years ended December 31, 2002, 2003 and 2004, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share. For the years ended December 31, 2002, 2003 and 2004, none, 0.9 million and 0.7 million shares, respectively, of non-vested restricted stock were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:
      Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,

	2002	2003	2004

Balance at beginning of year	$35,856	$65,974	$73,680
Acquired balances	20	—	—
Charged to expense	35,710	19,890	359
Deductions for uncollectible receivables written off, net of recoveries	(5,612)	(12,184)	(21,479)

Balance at end of year	$65,974	$73,680	$52,560

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contracts in progress are as follows (in thousands):

	December 31,

	2003	2004

Costs incurred on contracts in progress	$487,455	$469,757
Estimated earnings, net of estimated losses	70,012	57,100

	557,467	526,857
Less — Billings to date	(530,105)	(495,931)

	$27,362	$30,926

Costs and estimated earnings in excess of billings on uncompleted contracts	$44,477	$42,092
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(17,115)	(11,166)

	$27,362	$30,926

      Property and equipment consists of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives in
	Years	2003	2004

Land	—	$3,750	$3,597
Buildings and leasehold improvements	5-30	14,421	15,236
Operating equipment and vehicles	5-25	534,278	550,809
Office equipment, furniture and fixtures	3-7	22,113	22,816

		574,562	592,458
Less — Accumulated depreciation and amortization		(233,020)	(277,475)

Property and equipment, net		$341,542	$314,983

      Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,

	2003	2004

Accounts payable, trade	$76,437	$84,147
Accrued compensation and related expenses	30,607	32,992
Accrued insurance	29,191	44,095
Accrued interest and fees	2,756	3,141
Federal and state taxes payable, including contingencies	18,052	21,778
Other accrued expenses	20,198	17,503

	$177,241	$203,656

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM OBLIGATIONS:
      Quanta’s long-term debt obligations consist of the following (in thousands):

	December 31,

	2003	2004

Credit facility	$56,000	$20,800
4.0% convertible subordinated notes	172,500	172,500
4.5% convertible subordinated notes	270,000	270,000
Notes payable to various financial institutions, interest ranging from 0.0% to 9.06%, secured by certain equipment and other assets	6,981	4,970
Capital lease obligations	104	2,329

	505,585	470,599
Less — Current maturities	(5,034)	(6,236)

Total long-term debt obligations	$500,551	$464,363

Credit Facility
      As of December 31, 2004, Quanta had a $185.0 million credit facility with various lenders. The credit facility consisted of a $150.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. On January 4, 2005, the maximum availability under the letter of credit facility was automatically reduced by $1.5 million, resulting in current maximum availability of $183.5 million, and will be automatically reduced by $1.5 million on December 31 of each year thereafter.
      As of December 31, 2004, the letter of credit facility was linked to a $150.0 million deposit made by the lenders, which is held in an account with Bank of America, N.A. This deposit may be used either to support letters of credit or, to the extent that amounts available under the facility are not used to support letters of credit, for term loans. As of December 31, 2004, Quanta was required to maintain total borrowings outstanding under the letter of credit facility equal to the $150.0 million available through a combination of letters of credit or term loans. We had approximately $128.9 million of letters of credit issued under the letter of credit facility and $20.8 million of the letter of credit facility outstanding as a term loan. The remaining $0.3 million was available for issuing new letters of credit. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the years ended December 31, 2003 and 2004 associated with amounts outstanding under the term loan was 4.15% and 4.44%.
      Under the letter of credit facility, Quanta is subject to a fee equal to 3.00% to 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account do not earn interest equal to the London Interbank Offering Rate (LIBOR). Term loans under the letter of credit facility bear interest at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 3.00% to 3.25% or (b) the Base Rate (as described below) plus 3.00% to 3.25%, depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.
      Quanta had approximately $3.9 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $31.1 million as of December 31, 2004. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of December 31, 2004, Quanta was in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets, stock repurchase programs and the payment of dividends (other than dividend payments or other distributions payable solely in capital stock). Currently, however, the credit facility allows Quanta to pay dividends and engage in stock repurchase programs in the amount of $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings.
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

4.0% Convertible Subordinated Notes
      As of December 31, 2004, Quanta had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however early redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of December 31, 2004, Quanta had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1, until they mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the year ended December 31, 2004, none of the circumstances permitting conversion had occurred.
      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest; however early redemption is prohibited by Quanta’s credit facility. The holders of the 4.5% convertible subordinated notes may require Quanta to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% convertible subordinated notes carry cross-default provisions with Quanta’s credit facility and any other debt instrument that exceeds $10.0 million in borrowings.

Loss on Early Extinguishment of Debt
      During the year ended December 31, 2003, Quanta recognized a $35.1 million loss on early extinguishment of debt relating to the termination of a former credit facility and the retirement of certain other debt. Included in this amount is a make-whole prepayment premium for $31.3 million, write-off of unamortized debt issuance costs of $3.3 million together with other related costs of $0.5 million.

Maturities
      The maturities of long-term debt obligations, excluding capital leases, as of December 31, 2004, are as follows (in thousands):

Year Ending December 31 —
2005	$4,515
2006	363
2007	172,592
2008	290,800
2009	—

$468,270

      See discussion of capital leases in Note 11.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME TAXES:
      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,

	2002	2003	2004

Federal —
Current	$(29,118)	$(43,446)	$6,555
Deferred	7,782	26,970	(9,623)
State and foreign taxes —
Current	3,303	(1,618)	3,074
Deferred	(1,677)	14	(3,457)

	$(19,710)	$(18,080)	$(3,451)

      Actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,

	2002	2003	2004

Provision (benefit) at the statutory rate	$(67,845)	$(18,574)	$(4,426)
Increases (decreases) resulting from —
State and foreign taxes	(1,186)	(2,357)	272
FAS 142 interim goodwill impairment	43,644	—	—
Non-deductible expenses	2,734	2,026	2,140
Change in valuation allowance	4,108	825	(1,192)
Adjustment of prior years’ tax liabilities	—	—	(245)
Tax credits	(1,165)	—	—

	$(19,710)	$(18,080)	$(3,451)

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,

	2003	2004

Deferred income tax liabilities —
Property and equipment	$(96,675)	$(95,440)
Book/tax accounting method difference	(22,354)	(21,827)

Total deferred income tax liabilities	(119,029)	(117,267)
Deferred income tax assets —
Allowance for doubtful accounts and other reserves	11,667	8,109
Goodwill	37,428	30,080
Accrued Expenses	24,538	31,515
Net operating loss carryforwards	22,241	41,207
Inventory and other	6,297	5,162

Subtotal	102,171	116,073
Valuation allowance	(11,699)	(10,507)

Total deferred income tax assets	90,472	105,566

Total net deferred income tax liabilities	$(28,557)	$(11,701)

      The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,

	2003	2004

Current deferred income taxes:
Assets	$27,768	$25,052
Liabilities	(22,354)	(21,827)

	5,414	3,225

Non-current deferred income taxes:
Assets	62,704	80,514
Liabilities	(96,675)	(95,440)

	(33,971)	(14,926)

	$(28,557)	$(11,701)

      The current deferred income tax assets, net of current deferred income tax liabilities, are included in Prepaid Expenses and Other Current Assets.
      At December 31, 2004, Quanta had federal net operating loss carryforwards, the tax effect of which is approximately $26.9 million. These carryforwards, which may provide future tax benefits, begin to expire in 2020. Quanta also had state net operating loss carryforwards, the tax effect of which is approximately $14.3 million. These carryforwards will expire as follows: 2006, $0.1 million; 2007, $0.6 million; 2008, $1.1 million; 2009, $0.8 million and $11.7 million thereafter.
      In assessing the value of deferred tax assets at December 31, 2004, Quanta considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
those temporary differences become deductible. Quanta considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, Quanta provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value at December 31, 2004. In 2002, a portion of the valuation allowance was recorded through the cumulative effect of change in accounting principle, as it related to deferred tax assets recorded as part of the adoption of SFAS No. 142.
      Quanta has received refund claims in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carry back of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s claims and has notified Quanta of its intent to conduct an examination of Quanta’s 2002 tax return. This examination began in 2004 and remains ongoing. Quanta’s 2003 income tax return will be subject to a comparable review. Quanta fully cooperates with all audits, but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.
      During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit potentially favorable federal income tax treatment related to certain of Quanta’s construction-related activities. However, Quanta does not currently expect any benefit from the new law for 2005.

7.	STOCKHOLDERS’ EQUITY:

Series A Convertible Preferred Stock
      In September 1999, Quanta issued shares of Series A Convertible Preferred Stock, $.00001 par value per share. During 2002, 245,000 shares of Series A Convertible Preferred Stock were converted into shares of common stock. During the first quarter of 2003, all remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Any dividends that had accrued on the respective shares of Series A Preferred Stock were forfeited and reversed on the date of conversion, which resulted in a $2.1 million forfeiture for the year ended December 31, 2003.

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
      The original as-converted share price for the Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date the Series E Preferred Stock was purchased, Quanta’s stock closed at $3.35 per share. Accordingly, Quanta recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge is recognized as a deemed dividend to the Series E Preferred Stockholder and is recorded as a decrease to net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on Quanta’s operating income, cash flows or stockholders’ equity at December 31, 2002.
      Through February 20, 2003, First Reserve had the right to require Quanta to repurchase for cash the shares of common stock issued as a result of the conversion of the shares of Series E Preferred Stock if Quanta

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had a change in control. On February 20, 2003, at the expiration of this right, the Redeemable Common Stock was reclassified to stockholders’ equity.
      In connection with their investment, First Reserve is entitled to a pre-emptive right to purchase shares of common stock upon Quanta’s issuance of shares to third parties. During 2003, First Reserve acquired 1,201,128 shares pursuant to such right.

Stockholder Rights Plan
      Quanta has adopted a stockholder rights plan pursuant to which one right will be issued and attached to each outstanding share of common stock. The following description of Quanta’s stockholder rights plan and the certificate of designations setting forth the terms and conditions of the Series D Junior Preferred Stock are intended as summaries only and are qualified in their entirety by reference to the form of stockholder rights plan and certificate of designations to the certificate of incorporation filed with the SEC.
      Until a distribution date occurs, the rights can be transferred only with the common stock. On the occurrence of a distribution date, the rights will separate from the common stock and become exercisable as described below.
      A “distribution date” will occur upon the earlier of:

•	the tenth day after a public announcement that a person or group of affiliated or associated persons other than Quanta and certain exempt persons (an “acquiring person”) has acquired beneficial ownership of 15% or more of the total voting rights of the then outstanding shares of Quanta’s common stock (or, in the case of First Reserve, 37% or more of the total voting rights); or

•	the tenth business day following the commencement of a tender or exchange offer that would result in such person or group becoming an acquiring person.
      Following the distribution date, holders of rights will be entitled to purchase from Quanta one one-thousandth (1/1000th) of a share of Series D Junior Preferred Stock at a purchase price of $153.33, subject to adjustment.
      In the event that any person or group becomes an acquiring person, proper provision shall be made so that each holder of a right, other than rights beneficially owned by the acquiring person, will thereafter have the right to receive upon payment of the purchase price, that number of shares of common stock having a market value equal to the result obtained by (A) multiplying the then current purchase price by the number of one one-thousandths of a share of Series D Junior Preferred Stock for which the right is then exercisable, and dividing that product by (B) 50% of the current per share market price of our shares of common stock on the date of such occurrence. If, following the date of a public announcement that an acquiring person has become such, (1) Quanta is acquired in a merger or other business combination transaction and Quanta is not the surviving corporation, (2) any person consolidates or merges with Quanta and all or part of the common stock is converted or exchanged for securities, cash or property of any other person, or (3) 50% or more of Quanta’s assets or earning power is sold or transferred, then the rights will “flip-over.” At that time, each right will entitle its holder to purchase, for the purchase price, a number of shares of common stock of the surviving entity in any such merger, consolidation or other business combination or the purchaser in any such sale or transfer with a market value equal to the result obtained by (X) multiplying the then current purchase price by the number of one one-thousandths of a share of Series D Junior Preferred Stock for which the right is then exercisable, and dividing that product by (Y) 50% of the current per share market price of the shares of common stock of the surviving entity on the date of consummation of such consolidation, merger, sale or transfer.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The rights will expire on March 8, 2010, unless Quanta terminates them before that time. A holder of a right will not have any rights as a stockholder of Quanta, including the right to vote or to receive dividends, until a right is exercised.

Limited Vote Common Stock
      The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 2002, 32,488 shares, in 2003, 16,000 shares and in 2004, 55,970 shares of Limited Vote Common Stock, respectively, were converted to common stock.

Treasury Stock
      On October 16, 2000 the board of directors of Quanta authorized a Stock Repurchase Plan under which up to $75.0 million of Quanta’s common stock could be repurchased. Under the Stock Repurchase Plan, Quanta could conduct purchases through open market transactions in accordance with applicable securities laws. On March 13, 2002, 986,000 shares of common stock previously purchased were sold to Quanta’s Stock Employee Compensation Trust (SECT), a trust formed in 2002 to fund certain of Quanta’s future employee benefit obligations using Quanta’s common stock, and were no longer considered treasury stock. These shares were subsequently retired on June 28, 2002, after Quanta terminated the SECT. During 2002, Quanta purchased 924,500 shares of its common stock for approximately $11.7 million under the Stock Repurchase Plan. As of July 1, 2002, the independent committee of Quanta’s board of directors determined to cease the Stock Repurchase Plan.
      Quanta acquired into treasury 69 shares in 2003 and 342,261 shares in 2004 of previously granted restricted stock for settlement of employee tax liabilities pursuant to the 2001 Stock Incentive Plan discussed in Note 8.

Deferred Compensation
      Under the 2001 Stock Incentive Plan discussed in Note 8, shares of Quanta’s common stock are issued at the fair market value of the common stock at the date of issuance. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest, generally over three years in equal annual installments. However, during the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of shares of restricted stock under the plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period as non-cash compensation expense. If shares of restricted stock are cancelled during a given period, any remaining unamortized deferred compensation expense related to the issuance is reversed against additional paid-in capital. Compensation expense recognized with respect to restricted stock awards during the years ended December 31, 2002, 2003 and 2004 was approximately $219,000 and $2.8 million, and $4.6 million respectively.

8.	LONG-TERM INCENTIVE PLANS:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes option activity under the 2001 Stock Incentive Plan for the years ended December 31, 2002, 2003 and 2004 (shares in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2001	8,973	$22.29
Granted	1,310	13.43	$12.74
Exercised	(119)	9.06
Forfeited and canceled	(1,389)	22.92

Outstanding at December 31, 2002	8,775	21.04
Granted	—	—	$—
Exercised	(3)	5.70
Forfeited and canceled	(7,356)	22.58

Outstanding at December 31, 2003	1,416	13.24
Granted	—	—	$—
Exercised	(28)	5.98
Forfeited and canceled	(264)	21.28

Outstanding at December 31, 2004	1,124	11.5

Options exercisable at —
December 31, 2002	4,780
December 31, 2003	1,300
December 31, 2004	1,082
      Generally, options exercisable are based on term vesting periods as outlined in each option agreement. The majority of Quanta’s options were issued with a four year vesting term.
      The following table summarizes information for outstanding options at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted	Weighted	Number of	Weighted
	Number of	Average	Average	Options	Average
	Options	Contractual	Exercise	Exercisable as	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	of 12/31/04	Price

$ 0.0000-$ 6.1500	451	3.4	$5.79	441	$5.84
$ 6.1501-$12.3000	435	4.0	$9.01	417	$8.91
$12.3001-$18.4500	33	4.0	$16.96	30	$17.05
$18.4501-$24.6000	99	4.7	$21.50	97	$21.51
$24.6001-$30.7500	47	5.5	$27.16	38	$27.08
$30.7501-$36.9000	23	6.1	$33.56	23	$33.57
$36.9001-$43.0500	1	5.7	$38.18	1	$38.18
$43.0501-$49.2000	29	5.3	$44.34	29	$44.34
$49.2001-$55.3500	1	5.4	$49.50	1	$49.50
$55.3501-$61.5000	5	4.5	$57.93	5	$57.93

	1,124			1,082

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta’s common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. Of the eligible options pursuant to the offer, 520,267 options were not exchanged. Of those options, 264,683 remain outstanding and will be required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $25.40. In the future, to the extent that Quanta’s stock price exceeds the exercise price of an eligible option that was not exchanged, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital. No charges have been recorded with respect to these options under variable plan accounting through December 31, 2004.

Restricted Stock
      As discussed above, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options for restricted shares of Quanta’s common stock. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer typically vests over three years on February 28 of each year, beginning February 28, 2004, assuming the employee or consultant continues to meet the requirements for vesting. On March 10, 2003, Quanta accepted for exchange and canceled eligible options to purchase an aggregate of 6,769,483 shares of its common stock. Pursuant to the 2001 Stock Incentive Plan discussed above, Quanta granted 95,903 shares, 3,431,354 shares, and 799,510 shares of restricted stock with a weighted average grant price of $3.27, $3.10 and $7.02, respectively, during the years ended December 31, 2002, 2003 and 2004. As of December 31, 2003 and 2004, 3.2 million and 2.4 million shares of unvested restricted stock were outstanding. The non-cash compensation expense recognized with respect to all restricted stock during the years ended December 31, 2002, 2003 and 2004 was approximately $219,000, $2.8 million and $4.6 million.

Employee Stock Purchase Plan
      An Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors of Quanta and was approved by the stockholders of Quanta in May 1999. The purpose of the ESPP is to provide an incentive for employees of Quanta and any Participating Company (as defined in the ESPP) to acquire or increase a proprietary interest in Quanta through the purchase of shares of Quanta’s common stock. At the date hereof, all of the existing domestic subsidiaries of Quanta have been designated as Participating Companies. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the ESPP are construed in a manner consistent with the requirements of that section of the Code. The ESPP is administered by a committee, appointed from time to time, by the board of directors. The ESPP is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. During 2002, 2003 and 2004, respectively, Quanta issued a total of 662,147 shares, 1,148,632 shares and 537,479, respectively, pursuant to the ESPP.

9.	EMPLOYEE BENEFIT PLANS:

Union’s Multi-Employer Pension Plans
      In connection with its collective bargaining agreements with various unions, Quanta participates with other companies in the unions’ multi-employer pension plans. These plans cover all of Quanta’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of such plan. Quanta has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to Quanta, and the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts, if any, for which Quanta may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension plans by Quanta were approximately $35.1 million, $41.8 million and $46.2 million for the years ended December 31, 2002, 2003 and 2004.

401(k) Plan
      Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching cash contribution of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $7.2 million, $6.0 million and $5.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

10.	RELATED PARTY TRANSACTIONS:
      Aquila Inc. (Aquila) had made investments in Quanta, which were sold during 2003. Quanta had transactions in the normal course of business with Aquila during 2003. Subsequent to the initial investment by Aquila, revenues from Aquila in 2002 and 2003 were approximately $29.7 million and $15.4 million, and balances due Quanta at year-end were approximately $2.6 million and $3.1 million, respectively. In addition, Quanta performed work for an affiliate of Aquila with revenues in 2002 of $0.4 million.
      Certain of Quanta’s subsidiaries have entered into related party lease arrangements for operational facilities. These lease agreements generally have a term of five years. Related party lease expense for the years ended December 31, 2002, 2003 and 2004, respectively, was approximately $3.6 million, $3.2 million and $3.0 million.

11.	COMMITMENTS AND CONTINGENCIES:

Leases
      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases as discussed in Note 10. The terms of these agreements vary from lease to lease, including some

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2004 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2005	$1,721	$19,569
2006	639	12,735
2007	—	9,079
2008	—	8,128
2009	—	7,278
Thereafter	—	12,701

Total minimum lease payments	2,360	$69,490

Less — Amounts representing interest	31

Present value of minimum lease payments	2,329
Less — Current portion	1,721

Total long-term obligations	$608

      Rent expense related to operating leases was approximately $31.3 million, $48.5 million and $51.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Assets under capital leases are included as part of property and equipment.
      Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2004, the maximum guaranteed residual value would have been approximately $100.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

Performance Bonds
      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of December 31, 2004, the total amount of outstanding performance bonds was approximately $481.5 million.

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

Other
      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2004, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.
      As of December 31, 2004, Quanta has agreed to issue up to $17.5 million in additional letters of credit during 2005 relating to Quanta’s casualty insurance programs.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED):
      The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2003 and 2004 (in thousands, except per share information).

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2003:
Revenues	$367,129	$408,302	$436,133	$431,289
Gross profit	37,757	53,518	55,008	53,612
Net income (loss) attributable to common stock	(2,734)	(9,835)	5,399	(25,710)
Basic and Diluted earnings (loss) per share	$(0.03)	$(0.08)	$0.05	$(0.23)
2004:
Revenues	$354,997	$389,194	$463,077	$419,242
Gross profit	26,724	46,341	58,425	49,901
Net income (loss) attributable to common stock	(11,694)	(3,492)	4,156	1,836
Basic and Diluted earnings (loss) per share	$(0.10)	$(0.03)	$0.04	$0.02
      The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

13.	SEGMENT INFORMATION:
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

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Electric power and gas network services	$971,646	$979,140	$1,052,352
Telecommunications and cable television network services	490,200	359,785	273,254
Ancillary services	288,867	303,928	300,904

	$1,750,713	$1,642,853	$1,626,510

      Quanta does not have significant operations or long-lived assets in countries outside of the United States. We derived $8.5 million, $15.1 million and $22.8 million of our revenues from foreign operations during 2002, 2003 and 2004.

14.	SUBSEQUENT EVENT:
      On March 14, 2005, Quanta entered into a continuing indemnity and security agreement with its surety. Under this agreement Quanta has posted a letter of credit in the amount of $10.0 million in favor of the surety and, pursuant to the consent of the lenders under Quanta’s credit facility, Quanta has also granted security interests in certain of its assets to fully collateralize its obligations to the surety. Quanta currently believes it will not have to fund any claims arising from bonds issued under this agreement in the foreseeable future.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There have been no changes in or disagreements with accountants on accounting and financial disclosure within the meaning of Item 304(b) of Regulation S-K.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures, as of December 31, 2004. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.
Internal Control Over Financial Reporting
      Management’s report on internal control over financial reporting can be found in Item 8 of this report. The independent registered public accounting firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.
      There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     Other Information
      There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report that was not reported, whether or not otherwise required by this Form 10-K.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      Information regarding officers and directors of Quanta required by Items 401(a)-(f) of Regulation S-K is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act and Quanta’s adoption of a code of ethics required by Items 405 and 406 of Regulation S-K is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.
      Quanta has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this report, the members of the Audit Committee were James R. Ball, Bernard Fried, and Louis C. Golm. Mr. Ball is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Fried and is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in the NYSE corporate governance listing standards.

ITEM 11.	Executive Compensation
      The information required by this item is incorporated by reference to “Executive Compensation and Other Matters” set forth in our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” set forth in our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to “Transactions Involving Certain Officers, Directors and Stockholders” set forth in our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to “Audit Fees” set forth in our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      The following financial statements, schedules and exhibits are filed as part of this Report
      (1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 37 of this Report.
      (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.
      (3) Exhibits

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference) Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)

4.2	—	Amended and Restated Rights Agreement dated as of March 8, 2000 amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)

4.3	—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)

4.4	—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2003 and incorporated herein by reference)

Exhibit
No.			Description

4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the to the Company’s Form 10-Q (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)

4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)

10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)

10	.2*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)

10	.3*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)

10.4		—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (filed herewith)

10	.5*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (filed herewith)

10	.6*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.7*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.8*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001- 13831) filed March 21, 2002 and incorporated herein by reference)

10	.9*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.10*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.11*	—	Employment Agreement dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (No. 001-13831) filed November 9, 2004 and incorporated herein by reference)

10	.12*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.13*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.14*	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)

10.15		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10.16		—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)

10.17		—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)

10.18		—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)

10.19		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)

10.20		—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)

10	.21*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)

10.22		—	Amendment to No. 2 to Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10	.23*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10	.24*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10	.25*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10.26		—	Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.53 to the company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)

10.27		—	First Amendment to Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)

10.28		—	Second Amendment to Credit Agreement dated as of March 14, 2005 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.29		—	Security Agreement dated as of December 19, 2003 among the Pledgors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.54 to the company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)

10.30		—	Pledge Agreement dated as of December 19, 2003 among the Debtors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.55 to the company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)

Exhibit
No.			Description

10	.31*	—	Employment Agreement dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10 -Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)

10.32		—	Underwriting Agreement dated September 30, 2004 among Quanta Services, Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC, First Albany Capital Inc., and First Reserve Fund IX, L.P. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed October 1, 2004 and incorporated herein by reference)

10.33		—	Underwriting Agreement dated December 9, 2004 among Quanta Services, Inc., First Reserve Fund IX, L.P. and J.P. Morgan Securities Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed December 13, 2004 and incorporated herein by reference)

10.34		—	Director Compensation Summary to be effective as of the 2005 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 7, 2004 and incorporated herein by reference)

10	.35*	—	2005 Incentive Bonus Plan (filed herewith)

10.36		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc., and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.37		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

21.1		—	Subsidiaries (filed herewith)

23.1		—	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1		—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 16, 2005.

QUANTA SERVICES, INC.

By:	/s/ JOHN R. COLSON

John R. Colson
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 16, 2005.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President, Controller and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

Ben A. Guill	Director

/s/ GARY A. TUCCI Gary A. Tucci	Director

/s/ JOHN R. WILSON John R. Wilson	Director

EXHIBIT INDEX

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference) Registration Statement on Form S-3 (No. 333-90961) filed November 15, 1999 and incorporated herein by reference)

4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)

4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)

4.3		—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)

4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2003 and incorporated herein by reference)

4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the to the Company’s Form 10-Q (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)

4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)

10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)

10	.2*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)

10	.3*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)

10.4		—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (filed herewith)

10	.5*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (filed herewith)

10	.6*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.7*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Dana A. Gordon (previously filed as Exhibit 10.5 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.8*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001- 13831) filed March 21, 2002 and incorporated herein by reference)

10	.9*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10	.10*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.11*	—	Employment Agreement dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (No. 001-13831) filed November 9, 2004 and incorporated herein by reference)

10	.12*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.13*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

10	.14*	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)

10.15		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc., dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)

10.16		—	Amended and Restated Investors’ Rights Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)

10.17		—	Securities Purchase Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)

10.18		—	Investors’ Rights Agreement dated October 15, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)

10.19		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)

10.20		—	Amendment No. 1 to Securities Purchase Agreement dated December 6, 2002 between Quanta Services, Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 11, 2002 and incorporated herein by reference)

10	.21*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)

10.22		—	Amendment to No. 2 to Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10	.23*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10	.24*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10	.25*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10.26		—	Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.53 to the company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)

Exhibit
No.			Description

10.27		—	First Amendment to Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)

10.28		—	Second Amendment to Credit Agreement dated as of March 14, 2005 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.29		—	Security Agreement dated as of December 19, 2003 among the Pledgors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.54 to the company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)

10.30		—	Pledge Agreement dated as of December 19, 2003 among the Debtors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.55 to the company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)

10	.31*	—	Employment Agreement dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10 -Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)

10.32		—	Underwriting Agreement dated September 30, 2004 among Quanta Services, Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC, First Albany Capital Inc., and First Reserve Fund IX, L.P. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed October 1, 2004 and incorporated herein by reference)

10.33		—	Underwriting Agreement dated December 9, 2004 among Quanta Services, Inc., First Reserve Fund IX, L.P. and J.P. Morgan Securities Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed December 13, 2004 and incorporated herein by reference)

10.34		—	Director Compensation Summary to be effective as of the 2005 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 7, 2004 and incorporated herein by reference)

10	.35*	—	2005 Incentive Bonus Plan (filed herewith)

10.36		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc., and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.37		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

21.1		—	Subsidiaries (filed herewith)

23.1		—	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1		—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements