Form 10-Q
period 2005-03-31
QUANTA SERVICES INC
filed 2005-05-10
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
(713) 629-7600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      116,675,077 shares of Common Stock were outstanding as of May 2, 2005. As of the same date, 1,011,780 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	March 31,
	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$265,560	$254,002
Accounts receivable, net of allowances of $9,607 and $9,618, respectively	348,828	330,980
Costs and estimated earnings in excess of billings on uncompleted contracts	42,092	50,955
Inventories	18,849	22,992
Prepaid expenses and other current assets	24,707	27,938

Total current assets	700,036	686,867
Property and equipment, net	314,983	312,352
Accounts and notes receivable, net of an allowance of $42,953	19,920	20,431
Other assets, net	36,438	36,528
Goodwill and other intangibles, net	388,620	388,554

Total assets	$1,459,997	$1,444,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,236	$5,363
Accounts payable and accrued expenses	203,656	206,474
Billings in excess of costs and estimated earnings on uncompleted contracts	11,166	11,222

Total current liabilities	221,058	223,059
Long-term debt, net of current maturities	21,863	11,336
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	111,329	107,845

Total liabilities	796,750	784,740

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 117,396,252 and 118,277,142 shares issued and 116,127,551 and 116,670,551 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 and 1,011,780 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,083,796	1,091,748
Deferred compensation	(7,217)	(10,606)
Retained deficit	(398,679)	(403,807)
Treasury stock, 1,268,701 and 1,606,591 common shares, at cost	(14,653)	(17,343)

Total stockholders’ equity	663,247	659,992

Total liabilities and stockholders’ equity	$1,459,997	$1,444,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2005

Revenues	$354,997	$372,505
Cost of services (including depreciation)	328,273	336,413

Gross profit	26,724	36,092
Selling, general and administrative expenses	43,542	42,462

Loss from operations	(16,818)	(6,370)
Other income (expense):
Interest expense	(6,366)	(6,018)
Other, net	473	1,684

Loss before income tax benefit	(22,711)	(10,704)
Benefit for income taxes	(11,017)	(5,576)

Net Loss	$(11,694)	$(5,128)

Loss per share:
Basic and diluted loss per share	$(0.10)	$(0.04)

Shares used in computing basic and diluted loss per share	113,918	115,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2005

Cash Flows from Operating Activities:
Net loss	$(11,694)	$(5,128)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	14,976	14,215
Loss on sale of property and equipment	172	166
Provision for doubtful accounts	83	421
Deferred income tax benefit	(12,914)	(8,013)
Amortization of deferred compensation	900	1,238
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts receivable	39,918	16,916
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,464)	(8,863)
Inventories	(2,233)	(4,143)
Prepaid expenses and other current assets	1,742	(1,411)
Increase (decrease) in — Accounts payable and accrued expenses and other non-current liabilities	9,457	4,626
Billings in excess of costs and estimated earnings on uncompleted contracts	(880)	56
Other, net	(412)	(116)

Net cash provided by operating activities	34,651	9,964

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	559	562
Additions of property and equipment	(11,591)	(12,220)
Cash restricted for self-insurance programs	3,248	—

Net cash used in investing activities	(7,784)	(11,658)

Cash Flows from Financing Activities:
Net payments under bank lines of credit	(10,700)	(10,300)
Proceeds from other long-term debt	130	127
Payments on other long-term debt	(1,941)	(1,227)
Issuances of stock, net of offering costs	1,650	1,530
Debt issuance and amendment costs	—	(41)
Exercise of stock options	48	47

Net cash used in financing activities	(10,813)	(9,864)

Net Increase (Decrease) in Cash and Cash Equivalents	16,054	(11,558)
Cash and Cash Equivalents, beginning of period	179,626	265,560

Cash and Cash Equivalents, end of period	$195,680	$254,002

Supplemental Disclosure of Cash Flow Information
Interest paid	$(821)	$(363)
Income taxes paid	(341)	(1,083)
Income tax refunds	540	262
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
      In the course of its operations, Quanta is subject to certain risk factors including, but not limited to, risks related to significant fluctuations in quarterly results, economic downturns, competition, collectibility of receivables, being self-insured against potential liabilities or for claims that its insurance carrier fails to pay, occupational health and safety matters, use of percentage-of-completion accounting, contract terms, rapid technological and structural changes in the industries Quanta serves, ability to provide surety bonds, replacing cancelled or completed contracts, acquisition integration and financing, dependence on key personnel, unionized workforce, availability of qualified employees, management of growth, potential exposure to environmental liabilities, the pursuit of work in the government arena, the requirements of the Sarbanes-Oxley Act of 2002, access to capital, internal growth and operating strategies, recoverability of goodwill and anti-takeover measures.

Interim Condensed Consolidated Financial Information
      These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta historically have been subject to significant seasonal fluctuations.
      Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K, which was filed with the SEC on March 16, 2005.

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

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts
      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2005, Quanta has provided allowances for doubtful accounts of approximately $52.6 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties in recent years. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.
      During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with a portion of the proceeds held by the buyer pending the resolution of certain preferential payment claims. The account receivable associated with the holdback is recorded in Accounts and Notes Receivable as of March 31, 2005 as it is uncertain whether the balance will be collected within one year. Also included in Accounts and Notes Receivable are amounts due from a customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable due from this customer are partially secured. Quanta has provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes receivable may ultimately depend on the value of the collateral securing these notes receivable. In addition, Quanta is involved in negotiations with one of its customers and is uncertain whether the balance will be collected within one year; therefore, as of March 31, 2005, Quanta has included the balance in Accounts and Notes Receivable. As of March 31, 2005, the total balance due from these customers was $60.8 million, net of an allowance for doubtful accounts of $42.8 million.

Concentration of Credit Risk
      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, builders and owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain lien rights with respect to the services provided. No customer accounted for more than 10% of accounts receivable as of March 31, 2005 or revenues for the three months ended March 31, 2005.

Goodwill and Other Intangibles
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” material amounts of recorded goodwill attributable to each of Quanta’s reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. These impairment tests are performed annually during the fourth quarter

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and upon the occurrence of any impairment indicators. Significant estimates used in the above methodologies include estimates of future cash flows, future short-term and long-term growth rates, the weighted average cost of capital and estimates of market multiples for each of the reportable units. Any future impairment adjustments would be recognized as operating expenses.

Income Taxes
      Quanta follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.
      Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain and Quanta maintains an allowance for tax contingencies that Quanta believes is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from estimates, Quanta may not realize deferred tax assets to the extent estimated.
      During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit potentially favorable federal income tax treatment related to certain of Quanta’s construction-related activities. However, Quanta does not currently expect any benefit from the new law for 2005.

Stock Based Compensation
      Through March 31, 2005, Quanta accounted for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock option exists at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), requiring companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Until effective, disclosure is required in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as to what net income and earnings per share would have been had expense been recognized for stock options as encouraged by SFAS No. 123. For the stock options, the fair market value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model. During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various incentive programs. The last option grant to an employee was made in November 2002. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123 with expense being recognized in the financial statements. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to an ESPP in the as adjusted disclosure. For the disclosure, compensation expense related to the ESPP approximates the difference between the fair value of Quanta’s common stock and the actual common stock purchase price on the date of grant.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation expense for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income and earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended
	March 31,

	2004	2005

Net loss as reported	$(11,694)	$(5,128)
Add: stock-based employee compensation expense included in net loss, net of tax	900	1,238
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,242)	(1,397)

Net loss as adjusted	$(12,036)	$(5,287)

Loss per share
As Reported — Basic and Diluted	$(0.10)	$(0.04)
As Adjusted — Basic and Diluted	$(0.11)	$(0.05)
      The effects of applying SFAS No. 123R in the as adjusted disclosure may not be indicative of future amounts as additional awards may or may not be awarded.

New Accounting Pronouncements
      SFAS No. 123R, as discussed above, requires companies to recognize an expense for the value of employee stock-based compensation. The cost of Quanta’s stock option awards under our 2001 Stock Incentive Plan and stock issued pursuant to our ESPP will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. SFAS No. 123R is effective for Quanta as of the beginning of the first quarter of 2006. Quanta’s existing pro forma disclosure included above presents the approximate net income impact of SFAS No. 123R had it been adopted in the periods presented. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Quanta continues to assess the impact of adopting SFAS No. 123R, including the need for changes in its compensation strategies, and is currently evaluating the transition methods for adoption allowed by SFAS No. 123R.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which modifies the existing guidance on accounting for nonmonetary transactions to eliminate an exception under which certain exchanges of similar productive nonmonetary assets were not accounted for at fair value. SFAS No. 153 instead provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Quanta does not anticipate that the adoption of SFAS No. 153 will have a material impact on Quanta’s results of operations or financial position.

2.	PER SHARE INFORMATION:
      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three months ended March 31, 2004 and 2005, stock options of approximately 798,000 million and 672,000 million, were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2004 and 2005, approximately 82,000 and 65,000 stock options with exercise prices lower than the average market price of Quanta’s common stock also were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive due to our net loss. For the three months ended March 31, 2004 and 2005, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings (loss) per share. For the three months ended March 31, 2004 and 2005, approximately 855,000 and 278,000 shares of non-vested restricted stock, computed under the treasury stock method, were excluded from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive.

3.	DEBT:

Credit Facility
      As of March 31, 2005, Quanta had a $183.5 million credit facility with various lenders. The credit facility consisted of a $148.5 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.
      As of March 31, 2005, Quanta was required to maintain total borrowings outstanding under the letter of credit facility equal to the $148.5 million available through a combination of letters of credit or term loans. Quanta had approximately $137.7 million of letters of credit issued under the letter of credit facility and $10.5 million of the letter of credit facility outstanding as a term loan. The remaining $0.3 million was available for issuing new letters of credit. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the three months ended March 31, 2005 associated with amounts outstanding under the term loan was 5.58%.
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
      Quanta had approximately $3.8 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $31.2 million as of March 31, 2005. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of March 31, 2005, Quanta was in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets. The credit facility allows Quanta to pay dividends and engage in stock repurchase programs in the amount of $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. However, the credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings.
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

4.0% Convertible Subordinated Notes
      As of March 31, 2005, Quanta had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, early redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of March 31, 2005, Quanta had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1 until they mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the three months ended March 31, 2005, none of the circumstances permitting conversion had occurred.
      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest; however, early redemption is prohibited by Quanta’s credit facility. The holders of the 4.5% convertible subordinated notes may require Quanta to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future repurchase obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered would equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% convertible subordinated notes carry cross-default provisions with Quanta’s credit facility and any of Quanta’s other debt instruments exceeding $10.0 million in borrowings.

4.	STOCKHOLDERS’ EQUITY:

Deferred Compensation
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
      During the first quarter of 2005, approximately 642,000 shares of additional restricted stock, with $4.7 million in market value, were granted to Quanta employees and eligible consultants. This restricted stock vests over three years in equal annual installments on February 28 of each year, beginning February 28, 2006, assuming the employee or consultant continues to meet the requirements for vesting.
      As of March 31, 2005, 2.0 million shares of restricted stock were outstanding. The compensation expense recognized with respect to restricted stock during the quarters ended March 31, 2004 and 2005 was approximately $0.9 million and $1.2 million.

Treasury Stock
      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first quarter of 2005, Quanta withheld a total of 337,890 shares at a value of $8.00 per share, or a total market value of $2.7 million, to satisfy the tax withholding obligations, and these shares were accounted for as Treasury Stock.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SEGMENT INFORMATION:
      Quanta has aggregated each of its individual operating units into one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above. The 2004 amounts related to telecommunications and cable television network services were presented separately in prior periods, but have been combined herein in order to conform to the current presentation.

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
Electric power and gas network services	$219,033	$246,112
Telecommunications and cable television network services	62,835	54,347
Ancillary services	73,129	72,046

	$354,997	$372,505

      Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $3.9 million and $4.8 million of its revenue from foreign operations during the three months ended March 31, 2004 and 2005 respectively.

6.	COMMITMENTS AND CONTINGENCIES:

Litigation
      Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta accrues reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations, financial position or cash flows.

Self-Insurance
      Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence and for auto liability and workers’ compensation, subject to a deductible of $2,000,000 per occurrence. In addition, Quanta maintains a non-union employee health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2004 and March 31, 2005, the amounts accrued for self-insurance claims were $92.6 million and $92.4 million, with $56.3 million and $58.9 million, considered to be long-term and included in Other Non-Current Liabilities. Related insurance recoveries/receivables as of December 31, 2004 and March 31, 2005 were $7.0 million and $8.4 million, of which $4.1 million and $5.0 million is included in Prepaid Expenses and Other Current Assets and $2.9 million and $3.4 million is included in Other Assets, net.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $5.4 million, and Quanta has recorded a receivable and corresponding liability for such amount as of March 31, 2005. However, Quanta’s estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds
      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of March 31, 2005, an aggregate of approximately $504.4 million in original face amount of bonds issued by the surety were outstanding.
      On March 14, 2005, Quanta entered into a continuing indemnity and security agreement with its surety. Under this agreement Quanta has posted a letter of credit in the amount of $10.0 million in favor of the surety and, pursuant to the consent of the lenders under Quanta’s credit facility, Quanta has also granted security interests in certain of its assets to collateralize its obligations to the surety. Quanta currently believes it will not have to fund any significant claims arising from bonds issued under this agreement in the foreseeable future.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
      Quanta leases certain buildings and equipment under non-cancelable lease agreements including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2005 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2005	$1,109	$16,149
2006	617	14,060
2007	—	10,152
2008	—	8,924
2009	—	7,981
Thereafter	—	13,985

Total minimum lease payments	$1,726	$71,251

Less — Amounts representing interest	25

Present value of minimum lease payments	1,701
Less — Current portion	1,168

Total long-term obligations	$533

      Quanta has guaranteed the residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2005, the maximum guaranteed residual value would have been approximately $98.6 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

Income Tax Audits
      Quanta has received refund claims in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carry back of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s claims. An examination of Quanta’s 2002 income tax return began in 2004 and remains ongoing. Quanta’s 2003 income tax return will

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be subject to a comparable review. Quanta fully cooperates with all audits, but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.

Indemnities
      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2005, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2005 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information. ”
Introduction
      We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the three months ended March 31, 2005 of $372.5 million, of which 66.1% was attributable to electric power and gas customers, 14.6% to telecommunications and cable television customers and 19.3% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.
      Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers, and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts, including competitive unit price, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price or cost-plus master service agreements that are renewable annually. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed.
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
Seasonality; Fluctuations of Results
      Our revenues and results of operations can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns, bidding seasons and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays, and the annual project bidding season is just beginning. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter and revenues often are impacted positively by customers seeking to spend their capital budget before the end of the year, however, the holiday season and inclement weather sometimes can cause delays.

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
      Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, in the first quarter of 2004, parts of the country experienced record snow or rain fall that negatively impacted our revenue and gross margin. In many cases projects were delayed or had to be temporarily placed on hold. Conversely, in periods where weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margin. In some cases, as in the second half of 2004, strong storms or hurricanes can provide us with high margin emergency service restoration work, which can have a positive impact on margins.
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
      Insurance. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of March 31, 2005, we have a deductible of $1,000,000 per occurrence related to employer’s and general liability and a deductible of $2,000,000 per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.
Results of Operations
      The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,

	2004		2005

	(Dollars in thousands)
Revenues	$354,997	100.0%	$372,505	100.0%
Cost of services (including depreciation)	328,273	92.5	336,413	90.3

Gross profit	26,724	7.5	36,092	9.7
Selling, general and administrative expenses	43,542	12.2	42,462	11.4

Loss from operations	(16,818)	(4.7)	(6,370)	(1.7)
Interest expense	(6,366)	(1.8)	(6,018)	(1.6)
Other income, net	473	0.1	1,684	0.4

Loss before income tax benefit	(22,711)	(6.4)	(10,704)	(2.9)
Benefit for income taxes	(11,017)	(3.1)	(5,576)	(1.5)

Net loss	$(11,694)	(3.3)%	$(5,128)	(1.4)%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004
      Revenues. Revenues increased $17.5 million, or 4.9%, to $372.5 million for the three months ended March 31, 2005, with revenues derived from the electric power and gas network services industry increasing by $27.1 million, partially offset by revenues from the telecommunications and cable television network services industry decreasing by approximately $8.5 million and revenues from ancillary services decreasing by approximately $1.1 million.
      Gross profit. Gross profit increased $9.4 million, or 35.1%, to $36.1 million for the three months ended March 31, 2005. As a percentage of revenues, gross margin increased from 7.5% for the three months ended March 31, 2004 to 9.7% for the three months ended March 31, 2005. This increase in gross margin resulted primarily from the first quarter of 2004 being negatively impacted by cost overruns and weather delays on certain projects, which did not impact the first quarter of 2005 as severely, as well as slightly higher margins associated with strengthening market conditions in each of the industries we serve.
      Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million, or 2.5%, to $42.5 million for the three months ended March 31, 2005, primarily due to incurring $1.4 million in consulting fees in 2004 associated with the start-up of our government solutions subsidiary which were not incurred in the first quarter of 2005 and a $1.1 million decrease in legal costs as two litigation matters were settled in 2004, partially offset by $1.2 million in increased consulting fees relating to a margin enhancement program, which began in the latter half of 2004. As a percentage of revenues, selling, general and administrative expenses decreased from 12.2% to 11.4% due to the items discussed above.
      Interest expense. Interest expense decreased $0.3 million, or 5.5%, to $6.0 million for the three months ended March 31, 2005, due to lower levels of debt outstanding.

      Other income, net. Other income, net was $1.7 million for the three months ended March 31, 2005, compared to $0.5 million for the three months ended March 31, 2004. The increase in other income, net primarily relates to an increase in interest income resulting from a higher average cash balance and higher average interest rates for the first quarter of 2005 compared to the first quarter of 2004.
      Benefit for income taxes. The benefit for income taxes was $5.6 million for the three months ended March 31, 2005, with an effective tax rate of 52.1%, compared to a benefit of $11.0 million for the three months ended March 31, 2004, with an effective tax rate of 48.5%. The higher effective tax rate in 2005 is primarily due to the impact of estimated non-deductible items on estimated 2005 annual income, as compared to the estimated impact of non-deductible items on estimated 2004 annual income, as of March 31, 2004.
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand, which totaled $254.0 million as of March 31, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Momentum in deployment of fiber to the premises and fiber to the node or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash
      As of March 31, 2005, we had cash and cash equivalents of $254.0 million, working capital of $463.8 million and long-term debt of $453.8 million, net of current maturities. Our long-term debt balance at that date included borrowings of $442.5 million of convertible subordinated notes and $11.3 million of other debt. We also had $141.5 million of letters of credit outstanding under our credit facility.
      During the three months ended March 31, 2005, operating activities provided net cash flow of $10.0 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $11.7 million, including $12.2 million used for capital expenditures. We used net cash in financing activities of $9.9 million, resulting primarily from a $10.3 million repayment under the term loan portion of our credit facility in order to be able to issue additional letters of credit and maintain our total borrowing requirement of $148.5 million discussed below.

Debt Instruments

Credit Facility
      As of March 31, 2005, we had a $183.5 million credit facility with various lenders. The credit facility consisted of a $148.5 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.
      As of March 31, 2005, we were required to maintain total borrowings outstanding under the letter of credit facility equal to the $148.5 million available through a combination of letters of credit or term loans. We had approximately $137.7 million of letters of credit issued under the letter of credit facility and $10.5 million of the letter of credit facility outstanding as a term loan. The remaining $0.3 million was available for issuing new letters of credit. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the three months ended March 31, 2005 associated with amounts under the term loan was 5.58%.

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
      We had approximately $3.8 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $31.2 million as of March 31, 2005. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of March 31, 2005, we were in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets. The credit facility allows us to pay dividends and engage in stock repurchase programs in the amount of $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. However, the credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings.
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

4.0% Convertible Subordinated Notes
      As of March 31, 2005, we had $172.5 million in 4.0% convertible subordinated notes outstanding. These 4.0% convertible notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 1 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, early redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of March 31, 2005, we had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the three months ended March 31, 2005, none of the circumstances permitting conversion had occurred.
      Beginning October 8, 2008, we can redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest; however, early redemption is prohibited by our credit facility. The holders of the 4.5% convertible subordinated notes may require us to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future repurchase obligations. If we were to satisfy the obligation with shares of our common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by us. The 4.5% convertible subordinated notes carry cross-default provisions with our credit facility and any of our other debt instrument exceeding $10.0 million in borrowings.
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
      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of the underlying asset as of the lease termination date. At March 31, 2005, the maximum guaranteed residual value would have been approximately $98.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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
      As of March 31, 2005, we had $141.5 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2005 and 2006. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds
      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. We have posted a letter of credit in the amount of $10.0 million in favor of the surety and, pursuant to the consent of the lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post additional letters of credit or other collateral in favor of the surety in the future. Posting letters of credit in favor of the surety will also reduce the borrowing availability under our credit facility. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2005, an aggregate of approximately $504.4 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $107.1 million as of March 31, 2005.

Contractual Obligations
      As of March 31, 2005, our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt — principal	$457,498	$4,026	$346	$172,613	$280,513	$—	$—
Long-term debt — interest	58,050	14,287	19,050	15,600	9,113	—	—
Capital lease obligations, including interest	1,726	1,109	617	—	—	—	—
Operating lease obligations	71,251	16,149	14,060	10,152	8,924	7,981	13,985

Total	$588,525	$35,571	$34,073	$198,365	$298,550	$7,981	$13,985

Concentration of Credit Risk
      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, certain of our customers have been experiencing significant financial difficulties in recent years. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable or revenues as of or for the three months ended March 31, 2005.
Litigation
      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
Related Party Transactions
      In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value of employee stock-based compensation. The cost of our stock option awards under our 2001 Stock Incentive Plan and stock issued pursuant to our Employee Stock Purchase Plan (ESPP) will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. SFAS No. 123R is effective for us as of the beginning of the first quarter of 2006. Our existing pro forma disclosure included in Note 1 to the condensed consolidated financial statements presents the approximate net income impact of SFAS No. 123R had it been adopted in the periods presented. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We continue to assess the impact of adopting SFAS No. 123R, including the need for changes in our compensation strategies, and are currently evaluating the transition methods for adoption allowed by SFAS No. 123R.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which modifies the existing guidance on accounting for nonmonetary transactions to eliminate an exception under which certain exchanges of similar productive nonmonetary assets were not accounted for at fair value. SFAS No. 153 instead provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Quanta does not anticipate that the adoption of SFAS No. 153 will have a material impact on Quanta’s results of operations or financial position.
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

Revenue Recognition. We recognize revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred-to-date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1,000,000 per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2,000,000 per occurrence. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above-mentioned policy periods is approximately $5.4 million, however, our estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by us related to the claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

Valuation of Intangibles and Long-Lived Assets. SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from our impairment test, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized.

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

Stock Based Compensation. Through March 31, 2005, Quanta accounted for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock option exists at the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), requiring companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. SFAS No. 123R is effective for us beginning in the first quarter of 2006. Until effective, disclosure is required as to what net income and earnings per share would have been had the fair value method been followed for our stock option awards outstanding under the 2001 Stock Incentive Plan and stock issued pursuant to our ESPP. Our existing pro forma disclosure included in Note 1 to the condensed consolidated financial statements. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123R with expense being recognized in the financial statements. For the stock options, the fair market value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock option grants during the three months ended March 31, 2005. For the ESPP, compensation cost approximates the difference between the fair value of Quanta’s common stock and the actual common stock purchase price on the date of grant.

Income Taxes. We follow the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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
      We believe the historic downturn of the telecommunications industry has reached bottom and that the industry has stabilized. Further, there are several telecommunications initiatives currently in discussion and underway by several wire line carriers and government organizations that could provide us with pockets of opportunity in the future, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives have been announced by Verizon and SBC, and municipalities have also become active in FTTP initiatives.
      Our wireless customers continue to be impacted by mergers within their industry. As these mergers are completed, spending on wireless networks should gradually resume. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year.
      Utilities across the country are regaining their financial health and, we believe, are making plans to increase spending on their transmission and distribution systems. As a result, we anticipate more extensive pole change outs, line upgrades and maintenance projects on many systems over the next several quarters. Further, we anticipate that a comprehensive energy bill could be passed that could clarify regulatory uncertainties and provide proper incentives for the power industry to invest in and improve maintenance on their transmission and distribution systems.
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
      With the stabilization of several of our markets, we have begun to see our gross margins generally stabilize as well. While operating conditions are still abnormal and many challenges remain, we are also beginning to see some opportunity for margins to improve, but they are not expected to return to historical levels in the near term. To the extent that our primary markets remain stable or begin to improve, margins could gradually continue to improve.
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

•	Projected operating or financial results;

•	Expectations regarding capital expenditures;

•	The effects of competition in our markets;

•	The current and expected economic conditions in the industries we serve;

•	Our ability to achieve cost savings; and

•	The effects of any acquisitions and divestitures we may make.
Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results due to seasonality and adverse weather conditions;

•	Adverse changes in economic conditions in the markets served by us or by our customers,

•	Our ability to effectively compete for market share;

•	Beliefs and assumptions about the collectibility of receivables;

•	The inability of our customers to pay for services following bankruptcy or other financial difficulty;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed;

•	Replacement of our contracts as they are completed or expire;

•	Our ability to effectively integrate the operations of our companies;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our growth outpacing our infrastructure;

•	Potential exposure to environmental liabilities;

•	Requirements relating to governmental regulation;

•	Our ability to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth; and

•	The adverse impact of goodwill impairments.
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
      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2005. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.
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
      There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
QUANTA SERVICES, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.
      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flow or financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      On February 28, 2005, 984,987 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld shares as follows:

(d) Maximum
				(c) Total Number of	Number of Shares
				Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

March 1, 2005 — March 31, 2005	337,890	(i)	$8.00	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 6.	Exhibits.

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10.2	—	Second Amendment to Credit Agreement dated as of March 14, 2005 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.3	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc., and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.		Description

10.4	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer
Dated: May 10, 2005

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10.2	—	Second Amendment to Credit Agreement dated as of March 14, 2005 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.3	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc., and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8- K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.4	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (furnished herewith)