Form 10-Q
period 2005-06-30
QUANTA SERVICES INC
filed 2005-08-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
(713) 629-7600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      116,968,661 shares of Common Stock were outstanding as of August 1, 2005. As of the same date, 1,011,780 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	June 30,
	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$265,560	$240,737
Accounts receivable, net of allowances of $9,607 and $9,242, respectively	348,828	363,074
Costs and estimated earnings in excess of billings on uncompleted contracts	42,092	57,755
Inventories	18,849	23,751
Prepaid expenses and other current assets	24,707	23,310

Total current assets	700,036	708,627
Property and equipment, net	314,983	313,222
Accounts and notes receivable, net of an allowance of $42,953	19,920	21,949
Other assets, net	36,438	36,854
Goodwill and other intangibles, net	388,620	388,489

Total assets	$1,459,997	$1,469,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,236	$1,838
Accounts payable and accrued expenses	203,656	218,998
Billings in excess of costs and estimated earnings on uncompleted contracts	11,166	12,057

Total current liabilities	221,058	232,893
Long-term debt, net of current maturities	21,863	16,569
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	111,329	112,704

Total liabilities	796,750	804,666

Commitments and Contingencies Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 117,396,252 and 118,327,357 shares issued and 116,127,551 and 116,714,925 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,083,796	1,091,858
Deferred compensation	(7,217)	(9,510)
Accumulated deficit	(398,679)	(400,464)
Treasury stock, 1,268,701 and 1,612,432 common shares, at cost	(14,653)	(17,409)

Total stockholders’ equity	663,247	664,475

Total liabilities and stockholders’ equity	$1,459,997	$1,469,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Revenues	$389,194	$439,287	$744,191	$811,792
Cost of services (including depreciation)	342,853	385,471	671,126	721,884

Gross profit	46,341	53,816	73,065	89,908
Selling, general and administrative expenses	40,589	43,874	84,131	86,336

Income (loss) from operations	5,752	9,942	(11,066)	3,572
Other income (expense):
Interest expense	(6,228)	(5,904)	(12,594)	(11,922)
Interest income	410	1,696	853	3,215
Other, net	(161)	97	(131)	262

Income (loss) before income tax provision (benefit)	(227)	5,831	(22,938)	(4,873)
Provision (benefit) for income taxes	3,265	2,488	(7,752)	(3,088)

Net income (loss)	$(3,492)	$3,343	$(15,186)	$(1,785)

Earnings (loss) per share:
Basic	$(0.03)	$0.03	$(0.13)	$(0.02)

Diluted	$(0.03)	$0.03	$(0.13)	$(0.02)

Shares used in computing earnings (loss) per share:
Basic	114,425	115,713	114,171	115,472

Diluted	114,425	116,341	114,171	115,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Cash Flows from Operating Activities:
Net income (loss)	$(3,492)	$3,343	$(15,186)	$(1,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities — Depreciation and amortization	14,791	14,016	29,767	28,231
Loss (gain) on sale of property and equipment	(1,427)	47	(1,255)	213
Provision for doubtful accounts	100	51	183	472
Deferred income tax provision (benefit)	1,469	253	(11,445)	(7,760)
Amortization of deferred compensation	1,390	890	2,290	2,128
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts receivable	(10,637)	(33,663)	28,915	(16,747)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,257)	(6,935)	(10,324)	(15,798)
Inventories	(483)	(759)	(2,716)	(4,902)
Prepaid expenses and other current assets	2,949	5,294	4,691	3,883
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	6,140	16,790	16,019	21,416
Billings in excess of costs and estimated earnings on uncompleted contracts	(434)	835	(1,736)	891
Other, net	872	(291)	429	(401)

Net cash provided by (used in) operating activities	4,981	(129)	39,632	9,835

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,711	1,844	3,270	2,406
Additions of property and equipment	(7,901)	(16,688)	(19,492)	(28,908)
Cash released for self-insurance programs	2,779	—	6,027	—

Net cash used in investing activities	(2,411)	(14,844)	(10,195)	(26,502)

Cash Flows from Financing Activities:
Net proceeds (payments) under bank line of credit	—	5,500	(10,700)	(4,800)
Proceeds from other long-term debt	114	—	244	127
Payments on other long-term debt	(1,116)	(3,793)	(3,057)	(5,020)
Issuances of stock, net of offering costs	—	—	1,650	1,530
Debt issuance and amendments costs	—	—	—	(41)
Exercise of stock options	69	1	117	48

Net cash provided by (used in) financing activities	(933)	1,708	(11,746)	(8,156)

Net Increase (Decrease) in Cash and Cash Equivalents	1,637	(13,265)	17,691	(24,823)
Cash and Cash Equivalents, beginning of period	195,680	254,002	179,626	265,560

Cash and Cash Equivalents, end of period	$197,317	$240,737	$197,317	$240,737

Supplemental Disclosure of Cash Flow Information
Interest paid	$(6,206)	$(6,309)	$(7,027)	$(6,672)
Income taxes paid	$(410)	$(347)	$(750)	$(1,430)
Income tax refunds	$667	$247	$1,206	$509
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

Interim Condensed Consolidated Financial Information
      These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta historically have been subject to significant seasonal fluctuations.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts
      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2005, Quanta has provided allowances for doubtful accounts of approximately $52.2 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties in recent years. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.
      During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with a portion of the proceeds held by the buyer pending the resolution of certain preferential payment claims. The account receivable associated with the holdback is recorded in Accounts and Notes Receivable as of June 30, 2005 as it is uncertain whether the balance will be collected within one year. Also included in Accounts and Notes Receivable are amounts due from a customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable due from this customer are partially secured. Quanta has provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes receivable may ultimately depend on the value of the collateral securing these notes receivable. In addition, Quanta is involved in negotiations with one of its customers and is uncertain whether the balance will be collected within one year; therefore, as of June 30, 2005, Quanta has included the balance in Accounts and Notes Receivable. As of June 30, 2005, the total balance due from these customers was $60.8 million, net of an allowance for doubtful accounts of $42.8 million.

Concentration of Credit Risk
      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain lien rights with respect to the services provided. No customer accounted for more than 10% of accounts receivable as of June 30, 2005 or revenues for the three and six months ended June 30, 2005.

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
      Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, and Quanta maintains an allowance for tax contingencies that Quanta believes is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from estimates, Quanta may not realize deferred tax assets to the extent estimated.
      During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit potentially favorable federal income tax treatment related to certain of Quanta’s construction-related activities. However, Quanta currently does not expect any benefit from the new law for 2005.

Stock-Based Compensation
      Through June 30, 2005, Quanta accounted for its stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award exists at the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had SFAS No. 123 been followed. For the disclosure, the fair market value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various incentive programs. The last stock option grant to an employee was in November 2002. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123 with expense being recognized in the financial statements. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to the ESPP in the as adjusted disclosure. For the disclosure, compensation expense related to the ESPP approximates the difference between the fair value of Quanta’s common stock and the actual common stock purchase price. Had compensation expense for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Net income (loss) as reported	$(3,492)	$3,343	$(15,186)	$(1,785)
Add: stock-based employee compensation expense included in net income (loss), net of tax	1,390	890	2,290	2,128
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,497)	(1,193)	(2,740)	(2,589)

Net income (loss) —
As adjusted — Basic and Diluted	$(3,599)	$3,040	$(15,636)	$(2,246)
Earnings (loss) per share —
As reported —
Basic	$(0.03)	$0.03	$(0.13)	$(0.02)
Diluted	$(0.03)	$0.03	$(0.13)	$(0.02)
As adjusted —
Basic	$(0.03)	$0.03	$(0.14)	$(0.02)
Diluted	$(0.03)	$0.03	$(0.14)	$(0.02)
      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional stock-based compensation awards may or may not be awarded, and, as discussed in Note 7, the ESPP will be terminated prior to the end of 2005.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123. Statement 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. This statement is effective for Quanta as of the beginning of the first quarter of 2006. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. Quanta plans to adopt SFAS No. 123(R) using the “modified prospective” method. As discussed above, Quanta currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for stock option awards and stock issued pursuant to the ESPP. Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on the Quanta’s reported results of operations; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Quanta adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented above. SFAS No. 123(R) also requires

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which modifies the existing guidance on accounting for nonmonetary transactions to eliminate an exception under which certain exchanges of similar productive nonmonetary assets were not accounted for at fair value. SFAS No. 153 instead provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Quanta does not anticipate that the adoption of SFAS No. 153 will have a material impact on Quanta’s financial position, results of operations or cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Quanta will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.
      In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. Quanta does not believe that the adoption of EITF 05-6 will have a significant effect on its financial position, results of operations or cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	PER SHARE INFORMATION:
      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2004 and 2005 is illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

NET INCOME (LOSS):
Net income (loss)	$(3,492)	$3,343	$(15,186)	$(1,785)
Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—	—	—

Net income (loss) for diluted earnings (loss) per share	$(3,492)	$3,343	$(15,186)	$(1,785)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share	114,425	115,713	114,171	115,472
Effect of dilutive stock options and restricted stock	—	628	—	—
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares	—	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	114,425	116,341	114,171	115,472

      For the three and six months ended June 30, 2004, approximately 1.2 million and 749,000 stock options were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three and six months ended June 30, 2004, approximately 9,000 and 42,000 stock options with exercise prices lower than the average market price of Quanta’s common stock also were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive as Quanta incurred a net loss for the periods. For the three and six months ended June 30, 2004, the effect of assuming conversion of the convertible subordinated notes would be antidilutive, and they were therefore excluded from the calculation of diluted earnings (loss) per share. For the three and six months ended June 30, 2004, approximately 573,000 and 553,000 shares of non-vested restricted stock, computed under the treasury stock method, were excluded from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive.
      For the three and six months ended June 30, 2005, approximately 449,000 and 548,000 stock options were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the six months ended June 30, 2005, approximately 71,000 stock options with exercise prices lower than the average market price of Quanta’s common stock also were excluded from the computation of diluted earnings (loss) per share because the effect of including them would be antidilutive as Quanta incurred a net loss for the period. For the three and six months ended June 30, 2005, the effect of assuming conversion of the convertible subordinated notes would be antidilutive, and they were therefore excluded from the calculation of diluted earnings (loss) per share. For the six months ended June 30, 2005, approximately 420,000 shares of non-vested restricted stock, computed

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the treasury stock method, were excluded from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive.

3.	DEBT:

Credit Facility
      As of June 30, 2005, Quanta had a $183.5 million credit facility with various lenders. The credit facility consisted of a $148.5 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.
      As of June 30, 2005, Quanta was required to maintain total borrowings outstanding under the letter of credit facility equal to the $148.5 million available through a combination of letters of credit or term loans. Quanta had approximately $131.9 million of letters of credit issued under the letter of credit facility and $16.0 million of the letter of credit facility outstanding as a term loan. The remaining $0.6 million was available for issuing new letters of credit. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the six months ended June 30, 2005 associated with amounts outstanding under the term loan was 5.81%.
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
      Quanta had approximately $3.6 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $31.4 million, as of June 30, 2005. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of June 30, 2005, Quanta was in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets. The credit facility allows Quanta to pay dividends and engage in stock repurchase programs in an aggregate amount up to $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of Quanta’s consolidated net

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. However, the credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings and Quanta’s continuing indemnity and security agreement with its surety.
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

4.0% Convertible Subordinated Notes
      As of June 30, 2005, Quanta had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, early redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of June 30, 2005, Quanta had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1 until they mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the six months ended June 30, 2005, none of the circumstances permitting conversion had occurred.
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
      During the first six months of 2005, approximately 720,000 shares of additional restricted stock, with $5.4 million in market value, were granted to Quanta employees and eligible consultants. This restricted stock vests over three years in equal annual installments on each of the anniversary dates of the grants assuming the employee or consultant continues to meet the requirements for vesting.
      As of June 30, 2004 and 2005, 2.6 million and 2.0 million shares of restricted stock were outstanding. The compensation expense recognized with respect to restricted stock for the three and six months ended June 30, 2005 was approximately $0.9 million and $2.1 million, and for the three and six months ended June 30, 2004 was approximately $1.4 million and $2.3 million.

Treasury Stock
      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first six months of 2005, Quanta withheld a total of 343,731 shares at a total market value of $2.8 million to satisfy the tax withholding obligations, and these shares were accounted for as Treasury Stock.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Telecommunications and cable television network services were presented separately in prior periods but have been combined herein in order to conform to the current presentation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2005	2004	2005

	(In thousands)
Electric power and gas network services	$245,342	$278,893	$464,375	$525,005
Telecommunications and cable television network services	71,119	73,144	133,954	127,491
Ancillary services	72,733	87,250	145,862	159,296

	$389,194	$439,287	$744,191	$811,792

      Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $8.3 million and $9.5 million of its revenue from foreign operations during the six months ended June 30, 2004 and 2005.

6.	COMMITMENTS AND CONTINGENCIES:

Litigation
      Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s results of operations, cash flow or financial position.

Self-Insurance
      Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence and for auto liability and workers’ compensation, subject to a deductible of $2.0 million per occurrence. In addition, Quanta maintains a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2004 and June 30, 2005, the amounts accrued for self-insurance claims were $92.6 million and $94.0 million, with $56.3 million and $61.3 million considered to be long-term and included in Other Non-Current Liabilities. Related insurance recoveries/receivables as of December 31, 2004 and June 30, 2005 were $7.0 million and $7.4 million, of which $4.1 million and $4.5 million are included in Prepaid Expenses and Other Current Assets and $2.9 million is included in Other Assets, net.
      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the abovementioned policy periods is approximately $5.3 million, and Quanta has recorded a receivable and corresponding liability for such amount as of June 30, 2005. However, Quanta’s estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds
      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of June 30, 2005, an aggregate of approximately $552.6 million in original face amount of bonds issued by the surety were outstanding.

Leases
      Quanta leases certain land, buildings and equipment under non-cancelable lease agreements including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2005 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 — 2005	$482	$11,714
2006	616	16,030
2007	—	11,532
2008	—	10,143
2009	—	8,959
Thereafter	—	15,409

Total minimum lease payments	$1,098	$73,787

Less — Amounts representing interest	18

Present value of minimum lease payments	1,080
Less — Current portion	482

Total long-term obligations	$598

      Quanta has guaranteed the residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2005, the maximum guaranteed residual value would have been approximately $97.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Employment Agreements
      Quanta has entered into various employment agreements with certain executives that provide for compensation and certain other benefits and for severance payments under certain circumstances. In addition, certain employment agreements contain clauses that become effective upon a change of control of Quanta. Upon any of the defined events in the various employment agreements, Quanta will pay certain amounts to the employee, which vary with the level of the employee’s responsibility.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collective Bargaining Agreements
      Certain of Quanta’s subsidiaries are party to various collective bargaining agreements with certain of their union employees. These agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Income Tax Audits
      Quanta has received federal tax refunds in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carry back of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s refund claims. An examination of Quanta’s 2002 income tax return began in 2004 and remains ongoing. Quanta’s 2003 income tax return will be subject to a comparable review. Quanta fully cooperates with all audits but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.

Indemnities
      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2005, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

7.	LONG-TERM INCENTIVE PLANS:

Employee Stock Purchase Plan
      On May 26, 2005, Quanta’s board of directors approved the termination of the ESPP, to be effective upon the close of the offering period ending November 30, 2005. The termination of Quanta’s ESPP will not affect purchase rights previously granted under Quanta’s ESPP.

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
Introduction
      We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the six months ended June 30, 2005 of $811.8 million, of which 65% was attributable to electric power and gas customers, 16% to telecommunications and cable television customers and 19% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.
      Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts, including competitive unit price, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended, unit price or cost-plus master service agreements that are renewable annually. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed.
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
Seasonality; Fluctuations of Results
      Our revenues and results of operations can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns, bidding seasons and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter and revenues often are impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays.

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
      Seasonal & Geographical. As discussed above, seasonal patterns can have a significant impact on gross margins. Generally, business is slower in the winter months versus the warmer months of the year. This can be offset somewhat by increased demand for electrical service and repair work from severe weather. In addition, the mix of business conducted in different parts of the country will affect margins, as some parts of the country offer the opportunity for higher gross margins than others.
      Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, in the first half of 2004, parts of the country experienced record snow or rainfall that negatively impacted our revenue and gross margin. In many cases, projects were delayed or had to be temporarily placed on hold. Conversely, in periods where weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, as in the second half of 2004, strong storms or hurricanes can provide us with high margin emergency service restoration work, which can have a positive impact on margins.
      Revenue Mix. The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served.
      Service and Maintenance versus Installation. In general, installation work has a higher gross margin than maintenance work. This is because installation work is often obtained on a fixed price basis which has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our revenue from maintenance work, which is performed under pre-established or negotiated prices or cost-plus pricing arrangements. Thus, a higher portion of installation work in a given quarter may lead to a higher gross margin.
      Subcontract Work. Work that is subcontracted to other service providers generally has lower gross margins. An increase in subcontract work in a given period may contribute to a decrease in gross margin. We typically subcontract approximately 10% - 15% of our work to other service providers.
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
      Insurance. Operating margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of June 30, 2005, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of

$2.0 million per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.
Results of Operations
      The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2005		2004		2005

	(Dollars in thousands)
Revenues	$389,194	100.0%	$439,287	100.0%	$744,191	100.0%	$811,792	100.0%
Cost of services (including depreciation)	342,853	88.1	385,471	87.7	671,126	90.2	721,884	88.9

Gross profit	46,341	11.9	53,816	12.3	73,065	9.8	89,908	11.1
Selling, general and administrative expenses	40,589	10.4	43,874	10.0	84,131	11.3	86,336	10.7

Income (loss) from operations	5,752	1.5	9,942	2.3	(11,066)	(1.5)	3,572	0.4
Interest expense	(6,228)	(1.7)	(5,904)	(1.3)	(12,594)	(1.7)	(11,922)	(1.5)
Interest income	410	0.1	1,696	0.3	853	0.1	3,215	0.4
Other income, net	(161)	—	97	—	(131)	—	262	0.1

Income (loss) before income tax provision (benefit)	(227)	(0.1)	5,831	1.3	(22,938)	(3.1)	(4,873)	(0.6)
Provision (benefit) for income taxes	3,265	0.8	2,488	0.5	(7,752)	(1.1)	(3,088)	(0.4)

Net income (loss)	$(3,492)	(0.9)%	$3,343	0.8%	$(15,186)	(2.0)%	$(1,785)	(0.2)%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
      Revenues. Revenues increased $50.1 million, or 12.9%, to $439.3 million for the three months ended June 30, 2005, with revenues derived from the electric power and gas network services industry increasing by approximately $33.6 million, revenues from the telecommunications and cable television network services industry increasing by approximately $2.0 million and revenues from ancillary services increasing by approximately $14.5 million. These increases are a result of a higher volume of work from increased spending by our customers in all industries we serve due to the improving financial health of our customers.
      Gross profit. Gross profit increased $7.5 million, or 16.1%, to $53.8 million for the three months ended June 30, 2005. As a percentage of revenues, gross margin increased from 11.9% for the three months ended June 30, 2004 to 12.3% for the three months ended June 30, 2005. The increase in gross margins for the three months ended June 30, 2005 over the three months ended June 30, 2004 is attributable to higher margins on work from our electric power and gas network services customers, partially due to our margin enhancement initiatives, and better overall fixed cost absorption as a result of higher revenues.
      Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.3 million, or 8.1%, to $43.9 million for the three months ended June 30, 2005. Selling, general and administrative expenses in the three months ended June 30, 2004 were reduced by net gains on the sale of property and equipment in the amount of $1.4 million, compared to $0.1 million in net losses on the sale of property and equipment during the three months ended June 30, 2005. Excluding net gains and losses on the sale of property and equipment, selling, general and administrative expenses would have increased $1.9 million. This increase was primarily due to incurring $1.7 million in consulting fees in the second quarter of 2005 associated with a margin enhancement program, which were not incurred in the second quarter of 2004. As a percentage of revenues, excluding net gains and losses on the sale of property and equipment, selling, general and administrative expenses decreased from 10.8% to 10.0% for the three months ended June 30, 2005, due to better absorption of the fixed cost component of selling, general and administrative expenses as a result of higher revenues.
      Interest expense. Interest expense decreased $0.3 million, or 5.2%, to $5.9 million for the three months ended June 30, 2005, due to lower levels of debt outstanding, partially offset by higher interest rates as the weighted average interest rate for our credit facility increased to 6.19% for the three months ended June 30, 2005 from 4.22% for the three months ended June 30, 2004.
      Interest income. Interest income was $0.4 million for the three months ended June 30, 2004, compared to $1.7 million for the three months ended June 30, 2005. The increase in interest income relates to a higher average cash balance and higher average interest rates for the second quarter of 2005 as compared to the second quarter of 2004.
      Provision (benefit) for income taxes. The provision for income taxes was $3.3 million for the three months ended June 30, 2004, which equals the amount of income tax needed to bring the year-to-date effective tax rate to the period rate of 33.8% for the six months ended June 30, 2004. A period rate was used for the six months ended June 30, 2004 because estimates of our income before taxes for the year ended December 31, 2004 were at levels such that small fluctuations in estimated income before taxes produced large changes in the estimated annual effective tax rate. The provision for income taxes was $2.5 million for the three months ended June 30, 2005, with an effective tax rate of 42.7%, which was the rate required to bring the effective tax rate for the six months ended June 30, 2005 to the estimated annual effective tax rate for the fiscal year 2005. Also, the provision for the three months ended June 30, 2005 included a $200,000 credit related to the favorable settlement of an income tax audit that previously had been accrued.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
      Revenues. Revenues increased $67.6 million, or 9.1%, to $811.8 million for the six months ended June 30, 2005, with revenues derived from the electric power and gas network services industry increasing by approximately $60.6 million and revenues from ancillary services increasing by approximately $13.5 million, partially offset by revenues from the telecommunications and cable television network services industry decreasing by approximately $6.5 million. The increase in revenues derived from the electric power and gas network services industry and ancillary services is a result of a higher volume of work from increased spending by our customers in these industries due to the improving financial health of these customers. Our telecommunications and cable television network service customers also have increased the volume of work during the three months ended June 30, 2005, but this did not result in an increase in revenues for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
      Gross profit. Gross profit increased $16.8 million, or 23.1%, to $89.9 million for the six months ended June 30, 2005. As a percentage of revenues, gross margin increased from 9.8% for the six months ended June 30, 2004 to 11.1% for the six months ended June 30, 2005. Consistent with second quarter results, the increase in margins for the six months ended June 30, 2005 over the six months ended June 30, 2004 is attributable to higher margins on work from our electric power and gas network services customers, partially due to our margin enhancement initiatives, better weather in certain areas and better overall fixed cost absorption as a result of higher revenues.
      Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.2 million, or 2.6%, to $86.3 million for the six months ended June 30, 2005. Selling, general and administrative expenses in the six months ended June 30, 2004 were reduced by net gains on the sale of property and equipment in the amount of $1.3 million, compared to $0.2 million in net losses on the sale of property and equipment during the six months ended June 30, 2005. Excluding the net gains and losses on the sale of property and equipment, selling, general and administrative expenses would have increased $0.7 million. This increase relates to various other selling, general and administrative costs. As a percentage of revenues, excluding net gains and losses on the sale of property and equipment, selling, general and administrative expenses decreased from 11.5% to 10.6% for the six months ended June 30, 2005, due to better absorption of the fixed cost component of selling, general and administrative expenses as a result of higher revenues.
      Interest expense. Interest expense decreased $0.7 million, or 5.3%, to $11.9 million for the six months ended June 30, 2005, due to lower levels of debt outstanding, partially offset by higher interest rates as the weighted average interest rate for the credit facility increased to 5.81% for the six months ended June 30, 2005 from 4.19% for the six months ended June 30, 2004.
      Interest income. Interest income was $0.9 million for the six months ended June 30, 2004, compared to $3.2 million for the six months ended June 30, 2005. The increase in interest income primarily relates to a higher average cash balance and higher average interest rates for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
      Provision (benefit) for income taxes. The benefit for income taxes was $7.8 million for the six months ended June 30, 2004, with an effective tax rate of 33.8%, compared to a benefit of $3.1 million for the six months ended June 30, 2005, with an effective tax rate of 63.4%. The higher effective tax rate in 2005 is primarily due to the impact of estimated non-deductible items on estimated 2005 annual income, as compared to a period rate for taxes for June 30, 2004 based upon the year-to-date loss without regard to year end estimates.
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand, which totaled $240.7 million as of June 30, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Momentum in deployment of fiber to the premises and fiber to the node or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we believe that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash
      As of June 30, 2005, we had cash and cash equivalents of $240.7 million, working capital of $475.7 million and long-term debt of $459.1 million, net of current maturities. Our long-term debt balance at that date included borrowings of $442.5 million of convertible subordinated notes and $16.6 million of other debt. We also had $135.5 million of letters of credit outstanding under our credit facility.
      During the six months ended June 30, 2005, operating activities provided net cash flow of $9.8 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $26.5 million, including $28.9 million used for capital expenditures. We used net cash in financing activities of $8.2 million, resulting primarily from a $4.8 million repayment under the term loan portion of our credit facility in order to be able to issue additional letters of credit and maintain our total borrowing requirement of $148.5 million as discussed below coupled with $5.0 million in repayments of other long-term debt.

Debt Instruments

Credit Facility
      As of June 30, 2005, we had a $183.5 million credit facility with various lenders. The credit facility consisted of a $148.5 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.
      As of June 30, 2005, we were required to maintain total borrowings outstanding under the letter of credit facility equal to the $148.5 million available through a combination of letters of credit or term loans. We had approximately $131.9 million of letters of credit issued under the letter of credit facility and $16.0 million of the letter of credit facility outstanding as a term loan. The remaining $0.6 million was available for issuing new letters of credit. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the six months ended June 30, 2005 associated with amounts under the term loan was 5.81%.
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
      We had approximately $3.6 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $31.4 million, as of June 30, 2005. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of June 30, 2005, we were in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets. The credit facility allows us to pay dividends and engage in stock repurchase programs in an aggregate amount up to $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. However, the credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings and our continuing indemnity and security agreement with our surety.
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

4.0% Convertible Subordinated Notes
      As of June 30, 2005, we had $172.5 million in 4.0% convertible subordinated notes outstanding. These 4.0% convertible notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 1 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, early redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of June 30, 2005, we had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the six months ended June 30, 2005, none of the circumstances permitting conversion had occurred.
      Beginning October 8, 2008, we can redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest; however, early redemption is prohibited by our credit facility. The holders of the 4.5% convertible subordinated notes may require us to repurchase all or some of their notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future repurchase obligations. If we were to satisfy the obligation with shares of our common stock, the number of shares delivered would equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by us. The 4.5% convertible subordinated notes carry cross-default provisions with our credit facility and any of our other debt instruments exceeding $10.0 million in borrowings.
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
      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of the underlying asset as of the lease termination date. At June 30, 2005, the maximum guaranteed residual value would have been approximately $97.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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
      As of June 30, 2005, we had $135.5 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2005 and 2006. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. As of August 4, 2005, we have agreed to issue up to $9.0 million in additional letters of credit during 2005 and 2006 relating to our casualty insurance program.

Performance Bonds
      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted a letter of credit in the amount of $10.0 million in favor of the surety and, pursuant to the consent of the lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post additional letters of credit or other collateral in favor of the surety in the future. Posting letters of credit in favor of the surety also will reduce the borrowing availability under our credit facility. To date, we have not had any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2005, an aggregate of approximately $552.6 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $155.7 million as of June 30, 2005.

Contractual Obligations
      As of June 30, 2005, our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt — principal	$459,827	$865	$370	$172,592	$286,000	$—	$—
Long-term debt — interest	53,288	9,525	19,050	15,600	9,113	—	—
Capital lease obligations, including interest	1,098	482	616	—	—	—	—
Operating lease obligations	73,787	11,714	16,030	11,532	10,143	8,959	15,409

Total	$588,000	$22,586	$36,066	$199,724	$305,256	$8,959	$15,409

      Excluded from the above table is interest associated with borrowings under our credit facility because both the amount borrowed and applicable interest rate are variable. The principal amount borrowed under our credit facility included in the above table is $16.0 million due in 2008, which bears interest at a rate of 6.19% as of June 30, 2005. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.
Concentration of Credit Risk
      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, certain of our customers have been experiencing significant financial difficulties in recent years. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of June 30, 2005 or revenues for the three and six months ended June 30, 2005.
Litigation
      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flow or financial position.
Related Party Transactions
      In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. This statement is effective for us as of the beginning of the first quarter of 2006. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. We plan to adopt SFAS No. 123(R) using the “modified prospective” method. As discussed above, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for stock option awards and stock issued pursuant to our Employee Stock Purchase Plan (ESPP). Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on our reported results of operations and cash flows; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented in Note 1 to Notes to Condensed Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.
      In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our financial statements.
Critical Accounting Policies
      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our board of directors. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2.0 million per occurrence. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the abovementioned policy periods is approximately $5.3 million; however, our estimate of the potential range of these future claim amounts is between $2.0 million and $9.0 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

Valuation of Intangibles and Long-Lived Assets. SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from our impairment test; therefore, we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, we estimate the useful lives of our long-lived assets and other intangibles. We periodically review factors to determine whether these lives are appropriate. Net gains or losses from the sale of property and equipment are reflected in Selling, General and Administrative Expenses.

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Certain of our customers, several of them large public telecommunications carriers and utility customers, have been experiencing financial difficulties. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

Stock-Based Compensation. Through June 30, 2005, Quanta accounted for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award exists at the date of grant. As discussed previously, in December 2004, the FASB issued SFAS No. 123(R), requiring companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. SFAS No. 123(R) is effective for us as of the beginning of the first quarter of 2006. Until effective, disclosure is required as to what net income and earnings per share would have been had the fair value method been followed for our stock option awards outstanding under the 2001 Stock Incentive Plan and stock issued pursuant to our ESPP. Our existing pro forma disclosure is included in Note 1 to Notes to Condensed Consolidated Financial Statements. For the stock options, the fair market value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model. The last stock option grant to an employee was in November 2002. For the ESPP, compensation cost approximates the difference between the fair value of our common stock and the actual common stock purchase price. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123(R) with expense being recognized in the financial statements.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain and we maintain an allowance for tax contingencies that we believe is adequate.

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
      We believe the historic downturn of the telecommunications industry has reached bottom and that the industry has stabilized. Further, there are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that could provide us with pockets of opportunity in the future, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives have been announced by Verizon and SBC, and municipalities and other government jurisdictions have also become active in these initiatives.
      We believe the impact of mergers within the wireless industry on our wireless customers has begun to lessen. As a result, we anticipate increased spending by our wireless customers on their wireless networks. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year.
      Utilities across the country are regaining their financial health and, we believe, are making plans to increase spending on their transmission and distribution systems. As a result, we anticipate more extensive pole change outs, line upgrades and maintenance projects on many systems over the next several quarters. Further, the President recently signed a comprehensive energy bill that will require the power industry to meet federal reliability standards for their transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on their systems. While this bill is likely to stimulate spending by our customers, we do not expect to see the effects on our business for twelve to twenty-four months.
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
      With the stabilization of several of our markets, we have begun to see our gross margins generally stabilize as well. While operating conditions are still abnormal and many challenges remain, we are also beginning to see some opportunity for margins to improve, but they are not expected to return to historical levels in the near term. To the extent that our primary markets remain stable or begin to improve, margins gradually could continue to improve.
      We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among others, severance, facilities shutdown and consolidation, property disposal and other exit costs.

      Capital expenditures in 2005 are expected to be approximately $40.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2005 to be funded substantially through internal cash flows and, to the extent necessary, from cash on hand.
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
      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2005. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
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

      There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
QUANTA SERVICES, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.
      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flow or financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      On May 28, 2005, 37,013 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld shares as follows:

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

June 1, 2005 — June 30, 2005	5,841	(i)	$9.05	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our annual meeting of stockholders in Houston, Texas on May 26, 2005. Nine members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.
      The following eight individuals were elected to the board of directors by the holders of our Common Stock, with no abstentions or broker non-votes:

Nominee	For	Withheld

James R. Ball	100,489,030	3,158,253
John R. Colson	99,771,690	3,875,593
Bernard Fried	100,469,505	3,177,778
Louis C. Golm	100,169,572	3,477,711
Worthing F. Jackman	100,490,019	3,157,264
Bruce Rank	100,490,469	3,156,814
Gary A. Tucci	99,501,379	4,145,904
John R. Wilson	99,510,262	4,137,021

      The holders of our Limited Vote Common Stock elected Vincent D. Foster to the board of directors by a vote of 553,023 shares of Limited Vote Common Stock, with no shares withheld and no abstentions or broker non-votes.
      The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 by a vote of 104,007,969 shares of Common Stock and Limited Vote Common Stock, voting together, with (i) 128,915 shares of Common Stock and no shares of Limited Vote Common Stock voting against and (ii) 63,421 shares of Common Stock and no shares of Limited Vote Common Stock abstaining. There were no broker non-votes for this item.

Item 6.	Exhibits.

Exhibit
No		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ James H. Haddox

James H. Haddox
Chief Financial Officer
Dated: August 9, 2005

EXHIBIT INDEX

Exhibit
No		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)