Form 10-Q
period 2005-09-30
QUANTA SERVICES INC
filed 2005-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

or

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
(713) 629-7600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      116,992,950 shares of Common Stock were outstanding as of November 2, 2005. As of the same date, 1,011,780 shares of Limited Vote Common Stock were outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 6.	Exhibits	33
Signature		34
Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	September 30,
	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$265,560	$223,636
Accounts receivable, net of allowances of $9,607 and $9,114, respectively	348,828	456,075
Costs and estimated earnings in excess of billings on uncompleted contracts	42,092	51,253
Inventories	18,849	23,488
Prepaid expenses and other current assets	24,707	43,528

Total current assets	700,036	797,980
Property and equipment, net	314,983	307,221
Accounts and notes receivable, net of an allowance of $42,953	19,920	16,141
Other assets, net	36,438	34,207
Goodwill and other intangibles, net	388,620	388,423

Total assets	$1,459,997	$1,543,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,236	$1,593
Accounts payable and accrued expenses	203,656	244,815
Billings in excess of costs and estimated earnings on uncompleted contracts	11,166	14,291

Total current liabilities	221,058	260,699
Long-term debt, net of current maturities	21,863	16,475
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	111,329	142,609

Total liabilities	796,750	862,283

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 117,396,252 and 118,604,560 shares issued and 116,127,551 and 116,989,472 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,083,796	1,094,729
Deferred compensation	(7,217)	(8,019)
Accumulated deficit	(398,679)	(387,584)
Treasury stock, 1,268,701 and 1,615,088 common shares, at cost	(14,653)	(17,437)

Total stockholders’ equity	663,247	681,689

Total liabilities and stockholders’ equity	$1,459,997	$1,543,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Revenues	$463,077	$523,340	$1,207,268	$1,335,132
Cost of services (including depreciation)	404,652	443,167	1,075,778	1,165,051

Gross profit	58,425	80,173	131,490	170,081
Selling, general and administrative expenses	44,265	49,420	128,396	135,756

Income from operations	14,160	30,753	3,094	34,325
Other income (expense):
Interest expense	(6,379)	(6,041)	(18,973)	(17,963)
Interest income	743	1,921	1,596	5,136
Other, net	80	62	(51)	324

Income (loss) before income tax provision (benefit)	8,604	26,695	(14,334)	21,822
Provision (benefit) for income taxes	4,448	13,815	(3,304)	10,727

Net income (loss)	$4,156	$12,880	$(11,030)	$11,095

Earnings (loss) per share:
Basic	$0.04	$0.11	$(0.10)	$0.10

Diluted	$0.04	$0.11	$(0.10)	$0.10

Shares used in computing earnings (loss) per share:
Basic	114,683	115,970	114,343	115,640

Diluted	115,385	141,177	114,343	116,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Cash Flows from Operating Activities:
Net income (loss)	$4,156	$12,880	$(11,030)	$11,095
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	14,564	13,934	44,331	42,165
Loss (gain) on sale of property and equipment	782	(93)	(473)	120
Provision for doubtful accounts	56	1,302	239	1,774
Deferred income tax provision (benefit)	4,270	11,378	(7,175)	3,618
Amortization of deferred compensation	1,178	1,433	3,468	3,561
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts receivable	(40,621)	(88,495)	(13,714)	(105,242)
Costs and estimated earnings in excess of billings on uncompleted contracts	552	6,502	(7,764)	(9,296)
Inventories	1,100	263	(1,616)	(4,639)
Prepaid expenses and other current assets	23,775	(3,828)	28,466	55
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	33,950	28,534	49,325	49,950
Billings in excess of costs and estimated earnings on uncompleted contracts	475	2,234	(617)	3,125
Other, net	1,589	3,086	2,018	2,679

Net cash provided by (used in) operating activities	45,826	(10,870)	85,458	(1,035)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	169	2,222	3,439	4,628
Additions of property and equipment	(10,495)	(9,971)	(29,987)	(38,879)
Cash released for self-insurance programs	2,382	—	8,409	—

Net cash used in investing activities	(7,944)	(7,749)	(18,139)	(34,251)

Cash Flows from Financing Activities:
Net payments under bank line of credit	(18,800)	—	(29,500)	(4,800)
Proceeds from other long-term debt	1,770	406	2,014	533
Payments on other long-term debt	(652)	(744)	(3,709)	(5,764)
Issuances of stock, net of offering costs	1,392	1,442	3,042	2,972
Debt issuance and amendment costs	(1,224)	—	(1,224)	(41)
Exercise of stock options	53	414	170	462

Net cash provided by (used in) financing activities	(17,461)	1,518	(29,207)	(6,638)

Net Increase (Decrease) in Cash and Cash Equivalents	20,421	(17,101)	38,112	(41,924)
Cash and Cash Equivalents, beginning of period	197,317	240,737	179,626	265,560

Cash and Cash Equivalents, end of period	$217,738	$223,636	$217,738	$223,636

Supplemental Disclosure of Cash Flow Information
Interest paid	$(4,180)	$(3,826)	$(11,207)	$(10,498)
Income taxes paid	$—	$(204)	$(750)	$(1,634)
Income tax refunds	$29,494	$—	$30,700	$509
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
      In the course of its operations, Quanta is subject to certain risk factors including, but not limited to, risks related to significant fluctuations in quarterly results, economic downturns, competition, collectibility of receivables, being self-insured against potential liabilities or for claims that Quanta’s insurance carriers fail to pay, occupational health and safety matters, use of percentage-of-completion accounting, contract terms, rapid technological and structural changes in the industries Quanta serves, ability to provide surety bonds, replacing cancelled or completed contracts, acquisition integration and financing, dependence on key personnel, unionized workforce, availability of qualified employees, management of growth, potential exposure to environmental liabilities, the pursuit of work in the government arena, the requirements of the Sarbanes-Oxley Act of 2002, access to capital, internal growth and operating strategies, recoverability of goodwill and anti-takeover measures.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and Long-Term Accounts and Notes Receivable and Provision for Doubtful Accounts
      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2005, Quanta has provided allowances for doubtful accounts of approximately $52.1 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties in recent years. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.
      During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with a portion of the proceeds held by the buyer pending the resolution of certain preferential payment claims. The account receivable associated with the holdback is recorded in accounts and notes receivable as of September 30, 2005 as it is uncertain whether the balance will be collected within one year. Also included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable due from this customer are partially secured. Quanta has provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes receivable may ultimately depend on the value of the collateral securing these notes receivable. As of September 30, 2005, the total balance due from these customers was $53.9 million, net of an allowance for doubtful accounts of $42.8 million.

Concentration of Credit Risk
      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain lien rights with respect to the services provided. No customer accounted for more than 10% of accounts receivable as of December 31, 2004 and September 30, 2005 or revenues for the three and nine months ended September 30, 2004 and 2005.

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
      As of September 30, 2005, Quanta reclassified net operating loss carryforwards in the amount of $14.8 million from deferred income taxes and other non-current liabilities to prepaid expenses and other current assets, as Quanta expects to use these net operating loss carryforwards within the next year. As of December 31, 2004, these deferred tax assets were netted against non-current deferred tax liabilities for financial statement presentation purposes.
      During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit potentially favorable federal income tax treatment related to certain of Quanta’s construction-related activities. However, Quanta currently does not expect any benefit from the new law for 2005.

Stock-Based Compensation
      Through September 30, 2005, Quanta accounted for its stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award exists at the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had SFAS No. 123 been followed. For the disclosure, the fair market value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various incentive programs. The last stock option grant to an employee was in November 2002. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123 with expense being recognized in the financial statements. In addition, Quanta has an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to the ESPP in the as adjusted disclosure. For the disclosure, compensation expense related to the ESPP approximates the difference between the fair value of Quanta’s common stock and the actual common stock purchase price. Had compensation expense for the 2001 Stock Incentive Plan and the ESPP been determined consistent with

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, Quanta’s net income (loss) and earnings (loss) per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net income (loss) as reported	$4,156	$12,880	$(11,030)	$11,095
Add: stock-based employee compensation expense included in net income (loss), net of tax	719	874	2,115	2,172
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(990)	(1,288)	(2,836)	(3,047)

Net income (loss) as adjusted	$3,885	$12,466	$(11,751)	$10,220

Earnings (loss) per share —
As reported — Basic	$0.04	$0.11	$(0.10)	$0.10
Diluted	$0.04	$0.11	$(0.10)	$0.10
As adjusted — Basic	$0.03	$0.11	$(0.10)	$0.09
Diluted	$0.03	$0.10	$(0.10)	$0.09
      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional stock-based compensation awards may or may not be awarded, and, as discussed in Note 7, the ESPP will be terminated prior to the end of 2005.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. This statement is effective for Quanta as of the beginning of the first quarter of 2006. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. Quanta plans to adopt SFAS No. 123(R) using the “modified prospective” method. As discussed above, Quanta currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for stock option awards and stock issued pursuant to the ESPP. Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on the Quanta’s reported results of operations and cash flows; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had Quanta adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Quanta will adopt the provisions of SFAS No. 154 beginning in fiscal year 2006.
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
      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
weighted average number of shares used to compute the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and 2005 is illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

NET INCOME (LOSS):
Net income (loss)	$4,156	$12,880	$(11,030)	$11,095
Effect of the 4.5% convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	2,230	—	—

Net income (loss) for diluted earnings (loss) per share	$4,156	$15,110	$(11,030)	$11,095

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share	114,683	115,970	114,343	115,640
Effect of dilutive stock options and restricted stock	702	970	—	742
Effect of the 4.5% convertible subordinated notes under the “if converted” method — weighted convertible shares	—	24,237	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	115,385	141,177	114,343	116,382

      For the three and nine months ended September 30, 2004, approximately 713,000 stock options were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the nine months ended September 30, 2004, approximately 35,797 stock options with exercise prices lower than the average market price of Quanta’s common stock also were excluded from the computation of diluted earnings (loss) per share because the effect of including them would have been antidilutive as Quanta incurred a net loss for the period. For the nine months ended September 30, 2004, approximately 613,559 shares of non-vested restricted stock, computed under the treasury stock method, were excluded from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive. For the three and nine months ended September 30, 2004, the effect of assuming conversion of the 4.0% and 4.5% convertible subordinated notes also would have been antidilutive, and therefore they were excluded from the calculation of diluted earnings (loss) per share.
      For the three and nine months ended September 30, 2005, approximately 210,000 and 397,000 stock options were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended September 30, 2005, the effect of assuming conversion of the 4.0% convertible subordinated notes would have been antidilutive, and therefore they were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2005, the effect of assuming conversion of the 4.0% and 4.5% convertible subordinated notes also would have been antidilutive, and therefore they were excluded from the calculation of diluted earnings per share.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	DEBT:

Credit Facility
      As of September 30, 2005, Quanta had a $183.5 million credit facility with various lenders. The credit facility consisted of a $148.5 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.
      As of September 30, 2005, Quanta was required to maintain total borrowings outstanding under the letter of credit facility equal to the $148.5 million available through a combination of letters of credit or term loans. Quanta had approximately $132.1 million of letters of credit issued under the letter of credit facility and $16.0 million of the letter of credit facility outstanding as a term loan. The remaining $0.4 million was available for issuing new letters of credit. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the nine months ended September 30, 2005 associated with amounts outstanding under the term loan was 6.16%.
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
      Quanta had approximately $2.6 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $32.4 million, as of September 30, 2005. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of September 30, 2005, Quanta was in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets. The credit facility allows Quanta to pay dividends and engage in stock repurchase programs in an aggregate amount up to $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. However, the credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exceeding $2.0 million in borrowings and Quanta’s continuing indemnity and security agreement with its surety.
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

4.0% Convertible Subordinated Notes
      As of September 30, 2005, Quanta had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, early redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of September 30, 2005, Quanta had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are registered and convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the nine months ended September 30, 2005, none of the circumstances permitting conversion had occurred.
      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% convertible subordinated notes at par value plus accrued and unpaid interest; however, early redemption is prohibited by Quanta’s credit facility. The holders of the 4.5% convertible subordinated notes may require Quanta to repurchase all or some of the notes at par value plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Quanta must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future repurchase obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered would equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% convertible subordinated notes carry cross-default provisions with Quanta’s credit facility and any of Quanta’s other debt instruments exceeding $10.0 million in borrowings.

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
      During the first nine months of 2005, approximately 723,000 shares of additional restricted stock, with $5.5 million in market value, were granted to Quanta employees and eligible consultants. This restricted stock vests over three years in equal annual installments on each of the anniversary dates of the grants assuming the employee or consultant continues to meet the requirements for vesting.
      As of September 30, 2004 and 2005, 2.5 million and 2.0 million shares of restricted stock were outstanding. The compensation expense recognized with respect to restricted stock for the three and nine months ended September 30, 2004 was approximately $1.2 million and $3.5 million, and for the three and nine months ended September 30, 2005 was approximately $1.4 million and $3.6 million.

Treasury Stock
      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first nine months of 2005, Quanta withheld a total of 346,387 shares at a total market value of $2.8 million to satisfy the tax withholding obligations, and these shares were accounted for as treasury stock.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(In thousands)
Electric power and gas network services	$311,898	$359,524	$776,273	$904,234
Telecommunications and cable television network services	67,660	71,098	201,614	198,589
Ancillary services	83,519	92,718	229,381	232,309

	$463,077	$523,340	$1,207,268	$1,335,132

      Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $6.7 million and $14.0 million of its revenue from foreign operations during the three and nine months ended September 30, 2004 and $6.0 million and $15.5 million of its revenue from foreign operations during the three and nine months ended September 30, 2005.

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

Self-Insurance
      Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence and for auto liability and workers’ compensation, subject to a deductible of $2.0 million per occurrence. In addition, Quanta maintains a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. At December 31, 2004 and September 30, 2005, the amounts accrued for self-insurance claims were $92.6 million and $97.3 million, with $56.3 million and $62.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2004 and September 30, 2005 were $7.0 million and $5.3 million, of which $4.1 million and $2.6 million are included in prepaid expenses and other current assets and $2.9 million and $2.7 million are included in other assets, net.
      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above mentioned policy periods is approximately $3.8 million, and Quanta has recorded a receivable and corresponding liability for such amount as of September 30, 2005. However, Quanta’s estimate of the potential range of these future claim amounts is between $2.5 million and

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$8.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds
      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of September 30, 2005, an aggregate of approximately $542.7 million in original face amount of bonds issued by the surety were outstanding.

Leases
      Quanta leases certain land, buildings and equipment under non-cancelable lease agreements including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2005 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 — 2005	$56	$6,206
2006	616	17,842
2007	—	12,845
2008	—	11,274
2009	—	9,808
Thereafter	—	17,312

Total minimum lease payments	$672	$75,287

Less — Amounts representing interest	12

Present value of minimum lease payments	660
Less — Current portion	56

Total long-term obligations	$604

      Quanta has guaranteed the residual value on certain equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2005, the maximum guaranteed residual value was approximately $89.6 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

Collective Bargaining Agreements
      Certain of Quanta’s subsidiaries are party to various collective bargaining agreements with their union employees. These agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Income Tax Audits
      Quanta has received federal tax refunds in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carry back of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s refund claims. An IRS examination of Quanta’s 2002 income tax return began in 2004 and remains ongoing. Quanta’s 2003 income tax return will be subject to a comparable review. Quanta fully cooperates with all audits but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.

Indemnities
      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2005, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

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
Introduction
      We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the nine months ended September 30, 2005 of $1.34 billion, of which 67.7% was attributable to electric power and gas customers, 14.9% to telecommunications and cable television customers and 17.4% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.
      Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts, including competitive unit price, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended unit price or cost-plus master service agreements that are renewable annually. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed.
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
Seasonality; Fluctuations of Results
      Our revenues and results of operations can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns, bidding seasons and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter and revenues often are positively impacted by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays.

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
      Seasonal & Geographical. As discussed above, seasonal patterns can have a significant impact on gross margins. Generally, business is slower in the winter months versus the warmer months of the year. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. In addition, the mix of business conducted in different parts of the country will affect margins, as some parts of the country offer the opportunity for higher gross margins than others.
      Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, in the first half of 2004, parts of the country experienced record snow or rainfall that negatively impacted our revenue and gross margin. In many cases, projects were delayed or had to be temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, as in the second half of 2004 and 2005, strong storms or hurricanes can provide us with high margin emergency service restoration work, which generally has a positive impact on margins.
      Revenue Mix. The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served.
      Service and Maintenance versus Installation. In general, installation work has a higher gross margin than maintenance work. This is because installation work is often obtained on a fixed price basis which has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our revenue from maintenance work, which is performed under pre-established or negotiated prices or cost-plus pricing arrangements. Thus, a higher portion of installation work in a given quarter may result in a higher gross margin.
      Subcontract Work. Work that is subcontracted to other service providers generally has lower gross margins. An increase in subcontract work in a given period may contribute to a decrease in gross margin. We typically subcontract approximately 10%–15% of our work to other service providers.
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
      Insurance. Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of September 30, 2005, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of

$2.0 million per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.
Significant Balance Sheet Changes
      As of September 30, 2005, total assets increased approximately $84.0 million and total liabilities increased $65.5 million compared to December 31, 2004. These fluctuations are primarily due to the following:

•	Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts increased $116.4 million primarily due to higher revenues during the third quarter of 2005 compared to the fourth quarter of 2004 relating to a significant volume of storm restoration services in the wake of hurricanes in the Gulf Coast region of the United States.

•	Prepaid expenses and other current assets increased $18.8 million primarily due to a $14.8 million reclassification of net operating loss carryforwards, as we expect to use these net operating loss carryforwards within the next year. As of December 31, 2004, these deferred tax assets were netted against non-current deferred tax liabilities for financial statement presentation purposes.

•	Accounts payable and accrued expenses increased $41.2 million primarily due to a $14.9 million increase in trade accounts payable as a result of higher revenues during the third quarter of 2005 compared to the fourth quarter of 2004 relating to the storm restoration services as discussed above and to an $18.0 million increase in accrued compensation and benefits related to the above mentioned storm restoration services, the timing of payroll cut-off at the end of the third quarter 2005 as compared to the end of the fourth quarter 2004 and increases in performance bonus accruals.

•	Deferred income taxes and other non-current liabilities increased $31.3 million primarily due to an increase of $19.7 million in non-current deferred tax liabilities, primarily attributable to the $14.8 million reclassification of net operating loss carryforwards to prepaid expenses and other current assets as discussed above. In addition, the long-term portion of our self-insurance reserve increased $5.8 million.

Results of Operations
      The following table sets forth selected unaudited statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2005		2004		2005

	(Dollars in thousands)
Revenues	$463,077	100.0%	$523,340	100.0%	$1,207,268	100.0%	$1,335,132	100.0%
Cost of services (including depreciation)	404,652	87.4	443,167	84.7	1,075,778	89.1	1,165,051	87.3

Gross profit	58,425	12.6	80,173	15.3	131,490	10.9	170,081	12.7
Selling, general and administrative expenses	44,265	9.5	49,420	9.4	128,396	10.6	135,756	10.1

Income from operations	14,160	3.1	30,753	5.9	3,094	0.3	34,325	2.6
Interest expense	(6,379)	(1.4)	(6,041)	(1.2)	(18,973)	(1.6)	(17,963)	(1.3)
Interest income	743	0.2	1,921	0.4	1,596	0.1	5,136	0.3
Other income, net	80	—	62	—	(51)	—	324	—

Income (loss) before income tax provision (benefit)	8,604	1.9	26,695	5.1	(14,334)	(1.2)	21,822	1.6
Provision (benefit) for income taxes	4,448	1.0	13,815	2.6	(3,304)	(0.3)	10,727	0.8

Net income (loss)	$4,156	0.9%	$12,880	2.5%	$(11,030)	(0.9)%	$11,095	0.8%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
      Revenues. Revenues increased $60.3 million, or 13.0%, to $523.3 million for the three months ended September 30, 2005, with revenues derived from the electric power and gas network services industry increasing by approximately $47.6 million, or 15.3%, revenues from the telecommunications and cable television network services industry increasing by approximately $3.4 million, or 5.1% and revenues from ancillary services increasing by approximately $9.2 million, or 11.0%. These increases are a result of a higher volume of work from increased spending by our customers in all industries we serve due to the improving financial health of our customers. Revenues for both periods were comparably impacted by a higher than historical volume of storm restoration services provided to our electric power and gas customers in the wake of hurricanes in the Gulf Coast region of the United States.
      Gross profit. Gross profit increased $21.7 million, or 37.2%, to $80.2 million for the three months ended September 30, 2005. As a percentage of revenues, gross margin increased from 12.6% for the three months ended September 30, 2004 to 15.3% for the three months ended September 30, 2005. For the third quarter of 2004, overall margins were negatively impacted by an incremental charge for casualty insurance expense of $8.6 million primarily due to higher than anticipated claims development during the quarter. We did not incur such a charge in the third quarter of 2005. Gross margins in both periods were comparably impacted by a higher volume of higher margin storm restoration services as discussed above. In addition, the increase in gross margins for the three months ended September 30, 2005 over the three months ended September 30, 2004 is attributable to higher margins on work from our electric power and gas network services customers, partially due to our margin enhancement initiatives, and better overall fixed cost absorption as a result of higher revenues.
      Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.2 million, or 11.6%, to $49.4 million for the three months ended September 30, 2005. This increase was due to higher salaries and benefits costs of $3.5 million associated with increased personnel, cost of living adjustments and performance bonus costs, $1.7 million in higher professional fees due to higher costs associated with bidding activity and ongoing litigation, and incurring $1.3 million in bad debt expense in the third quarter of 2005 relating primarily to the settlement of a long-term receivable from one customer, compared to $0.1 million in the third quarter of 2004. During the three months ended September 30, 2004, we incurred $2.0 million in professional fees associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 versus $0.3 million during the three months ended September 30, 2005; however, this decrease was offset by incurring $2.0 million in professional fees in the third quarter of 2005 associated with our margin enhancement initiatives as compared to $0.5 million in the third quarter of 2004. The increases to selling, general and administrative expenses were partially offset by the recording of $0.1 million in net gains on sales of property in this year’s third quarter compared to $0.8 million in net losses on the sale of property in last year’s third quarter.
      Interest expense. Interest expense decreased $0.3 million, or 5.3%, to $6.0 million for the three months ended September 30, 2005, due to lower levels of debt outstanding, partially offset by higher interest rates as the weighted average interest rate for our credit facility increased to 6.52% for the three months ended September 30, 2005 from 4.67% for the three months ended September 30, 2004.
      Interest income. Interest income was $1.9 million for the three months ended September 30, 2005, compared to $0.7 million for the three months ended September 30, 2004. The increase in interest income relates to a higher average cash balance and higher average interest rates for the third quarter of 2005 as compared to the third quarter of 2004.
      Provision (benefit) for income taxes. The provision for income taxes was $13.8 million for the three months ended September 30, 2005, with an effective tax rate of 51.8%, compared to a provision of $4.4 million for the three months ended September 30, 2004, with an effective tax rate of 51.7%. The effective rate for income taxes for both periods exceeds the statutory rate due to the impact of estimated non-deductible items on estimated income and the recording of additional contingency reserves.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
      Revenues. Revenues increased $127.9 million, or 10.6%, to $1.34 billion for the nine months ended September 30, 2005, with revenues derived from the electric power and gas network services industry increasing by approximately $128.0 million, or 16.5% and revenues from ancillary services increasing by approximately $2.9 million, or 1.3%, partially offset by revenues from the telecommunications and cable television network services industry decreasing by approximately $3.0 million, or 1.5%. The increase in revenues is a result of a higher volume of work from increased spending by our customers in these industries due to the improving financial health of these customers. Revenues for both periods were comparably impacted by a higher than historical volume of storm restoration services provided to our electric power and gas customers in the wake of hurricanes in the Gulf Coast region of the United States during the third quarters of 2004 and 2005.
      Gross profit. Gross profit increased $38.6 million, or 29.3%, to $170.1 million for the nine months ended September 30, 2005. As a percentage of revenues, gross margin increased from 10.9% for the nine months ended September 30, 2004 to 12.7% for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, overall margins were negatively impacted by the incremental insurance charge discussed above, which did not impact the nine months ended September 30, 2005. Gross margins in both periods were comparably impacted by a higher volume of higher margin storm restoration services as discussed above. In addition, consistent with third quarter results, the increase in margins for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 is attributable to higher margins on work from our electric power and gas network services customers, partially due to our margin enhancement initiatives, better weather in certain areas during the first half of 2005 and better overall fixed cost absorption as a result of higher revenues.
      Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.4 million, or 5.7%, to $135.8 million for the nine months ended September 30, 2005. Salaries and benefits costs increased by $4.9 million associated with increased personnel, cost of living adjustments and performance bonus costs. During the nine months ended September 30, 2004, we incurred $3.6 million in professional fees associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 versus $0.8 million during the nine months ended September 30, 2005; however, this decrease was offset by incurring $4.8 million in professional fees during the nine months ended September 30, 2005 associated with our margin enhancement initiatives as compared to $1.0 million during the nine months ended September 30, 2004. Professional fees also were higher due to higher costs associated with bidding activity and ongoing litigation. In addition, we incurred $1.8 million in bad debt expense during the nine months ended September 30, 2005 relating primarily to the settlement of a long-term receivable from one customer, compared to $0.2 million during the nine months ended September 30, 2004.
      Interest expense. Interest expense decreased $1.0 million, or 5.3%, to $18.0 million for the nine months ended September 30, 2005, due to lower levels of debt outstanding, partially offset by higher interest rates as the weighted average interest rate for our credit facility increased to 6.16% for the nine months ended September 30, 2005 from 4.33% for the nine months ended September 30, 2004.
      Interest income. Interest income was $5.1 million for the nine months ended September 30, 2005, compared to $1.6 million for the nine months ended September 30, 2004. The increase in interest income primarily relates to a higher average cash balance and higher average interest rates for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
      Provision (benefit) for income taxes. The provision for income taxes was $10.7 million for the nine months ended September 30, 2005, with an effective tax rate of 49.2%, compared to a benefit of $3.3 million for the nine months ended September 30, 2004, with an effective tax rate of 23.1%. The effective rate for income taxes for both periods differs from the statutory rate due to the impact of estimated non-deductible items on estimated income or loss and the recording of additional contingency reserves.
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand, which totaled $223.6 million as of September 30, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Continued positive momentum in deployment of fiber to the premises and fiber to the node or initiatives to rebuild the United States electric power grid might require a significant amount of additional working capital. However, we believe that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash
      As of September 30, 2005, we had cash and cash equivalents of $223.6 million, working capital of $537.3 million and long-term debt of $459.0 million, net of current maturities. Our long-term debt balance at that date included borrowings of $442.5 million of convertible subordinated notes and $16.5 million of other debt. We also had $134.7 million of letters of credit outstanding under our credit facility.
      During the nine months ended September 30, 2005, operating activities used net cash flow of $1.0 million. Cash flow from operations is influenced primarily by demand for our services, operating margins and the types of services we provide. Revenues for the three months ended September 30, 2005 were substantially higher than revenues for the last quarter of 2004. In addition, a significant amount of storm restoration work was performed during the latter half of the third quarter of 2005. These factors have contributed to a substantial increase in receivables since December 30, 2004. The timing of cash collections as compared to the requirements for payroll and other liabilities has led to the negative cash flow from operations for the nine months ended September 30, 2005. We expect revenues in the fourth quarter of 2005 to be less than the third quarter of 2005, resulting in reduced working capital requirements, and that a substantial amount of the receivables associated with the storm restoration work discussed above will be collected by December 31, 2005. These factors contribute to our expectation of positive cash flow from operations for 2005. We used net cash in investing activities of $34.3 million, including $38.9 million used for capital expenditures. We used net cash in financing activities of $6.6 million, resulting primarily from a $4.8 million repayment under the term loan portion of our credit facility in order to be able to issue additional letters of credit and maintain our total borrowing requirement of $148.5 million as discussed below coupled with $5.8 million in repayments of other long-term debt.

Debt Instruments

Credit Facility
      As of September 30, 2005, we had a $183.5 million credit facility with various lenders. The credit facility consisted of a $148.5 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.
      As of September 30, 2005, we were required to maintain total borrowings outstanding under the letter of credit facility equal to the $148.5 million available through a combination of letters of credit or term loans. We had approximately $132.1 million of letters of credit issued under the letter of credit facility and $16.0 million of the letter of credit facility outstanding as a term loan. The remaining $0.4 million was available for issuing new letters of credit. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued. The weighted average interest rate for the nine months ended September 30, 2005 associated with amounts outstanding under the term loan was 6.16%.
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
      We had approximately $2.6 million of letters of credit issued under the revolving credit facility, and borrowing availability under the revolving credit facility was $32.4 million, as of September 30, 2005. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant. As of September 30, 2005, we were in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to some exceptions, prohibits liens on material assets. The credit facility allows us to pay dividends and engage in stock repurchase programs in an aggregate amount up to $25.0 million in 2005 and in any fiscal year thereafter in an aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. However, the credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings and our continuing indemnity and security agreement with our surety.
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

4.0% Convertible Subordinated Notes
      As of September 30, 2005, we had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are registered and convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 1 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes beginning July 3, 2003 at specified redemption prices, together with accrued and unpaid interest; however, early redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of September 30, 2005, we had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are registered and convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder if (i) during any fiscal quarter the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under one of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with a value equal to the par value of the notes divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the par value of the notes divided by the conversion price. During the nine months ended September 30, 2005, none of the circumstances permitting conversion had occurred.
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
      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of the underlying asset as of the lease termination date. At September 30, 2005, the maximum guaranteed residual value was approximately $89.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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
      As of September 30, 2005, we had $134.7 million in letters of credit outstanding primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2005 and 2006. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. As of September 30, 2005, we have agreed to issue up to $6.8 million in additional letters of credit during 2005 and 2006 relating to our casualty insurance program.

Performance Bonds
      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted a letter of credit in the amount of $10.0 million in favor of the surety and, with the consent of the lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. On November 2, 2005, due to recent increases in jobs awarded which require performance bonds, we have posted an additional letter of credit in the amount of $5.0 million in favor of the surety. We may be required to post additional letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers also will reduce the borrowing availability under our credit facility. To date, we have not had any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2005, an aggregate of approximately $542.7 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $159.2 million as of September 30, 2005.

Contractual Obligations
      As of September 30, 2005, our future contractual obligations, including interest under capital leases, are as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt — principal	$459,908	$954	$362	$172,592	$286,000	$—	$—
Long-term debt — interest	48,525	4,762	19,050	15,600	9,113	—	—
Capital lease obligations, including interest	672	56	616	—	—	—	—
Operating lease obligations	75,287	6,206	17,842	12,845	11,274	9,808	17,312

Total	$584,392	$11,978	$37,870	$201,037	$306,387	$9,808	$17,312

      Excluded from the above table is interest associated with borrowings under our credit facility because both the amount borrowed and applicable interest rate are variable. The principal amount borrowed under our credit facility included in the above table is $16.0 million due in 2008, which bears interest at a rate of 6.88% as of September 30, 2005. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.
Concentration of Credit Risk
      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, certain of our customers have been experiencing significant financial difficulties in recent years. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2004 and September 30, 2005 or revenues for the three and nine months ended September 30, 2004 and 2005.
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
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. This statement is effective for us as of the beginning of the first quarter of 2006. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. We plan to adopt SFAS No. 123(R) using the “modified prospective” method. As discussed above, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for stock option awards and stock issued pursuant to our Employee Stock Purchase Plan (ESPP). Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on our reported results of operations and cash flows; however, the ultimate impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented in Note 1 to Notes to Condensed Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 beginning in fiscal year 2006.
      In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our financial position, results of operations or cash flows.
Critical Accounting Policies
      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our board of directors. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

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

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the abovementioned policy periods is approximately $3.8 million; however, our estimate of the potential range of these future claim amounts is between $2.5 million and $8.0 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

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

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Certain of our customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties in recent years. Should any major customers file for bankruptcy or continue to experience difficulties, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

Stock-Based Compensation. Through September 30, 2005, Quanta accounted for its stock-based compensation under APB Opinion No. 25. Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award exists at the date of grant. As discussed previously, in December 2004, the FASB issued SFAS No. 123(R), requiring companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. SFAS No. 123(R) is effective for us as of the beginning of the first quarter of 2006. Until effective, disclosure is required as to what net income and earnings per share would have been had the fair value method been followed for our stock option awards outstanding under the 2001 Stock Incentive Plan and stock issued pursuant to the ESPP. Our existing pro forma disclosure is included in Note 1 to Notes to Condensed Consolidated Financial Statements. For the stock options, the fair market value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model. The last stock option grant to an employee was in November 2002. For the ESPP, compensation cost approximates the difference between the fair value of our common stock and the actual common stock purchase price. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123(R) with expense being recognized in the financial statements.

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
      Spending in the cable television industry remains flat. However, with several telecommunications companies increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers, such initiatives could serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers.
      With the stabilization of several of our markets and our margin enhancement initiatives, we have begun to see our gross margins generally improve as well. While operating conditions are still abnormal and many challenges remain, we are also beginning to see some opportunity for margins to improve, but they are not expected to return to historical levels in the near term. To the extent that our primary markets remain stable or begin to improve, margins gradually could continue to improve.
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
      Capital expenditures in 2005 are expected to be approximately $40.0 million to $45.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2005 to be funded substantially through internal cash flows and, to the extent necessary, from cash on hand.
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
      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2005. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
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
      There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      On August 28, 2005, 7,051 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld shares as follows:

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid Per Share	Programs	Programs

September 1, 2005 — September 30, 2005	2,656	(i)	$10.50	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 6.	Exhibits.

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer
Dated: November 9, 2005

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