Form 10-K
period 2005-12-31
QUANTA SERVICES INC
filed 2006-03-02
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
 Title of Each Class

None
      Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on such date, was approximately $986.4 million and $6.0 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% more of the outstanding capital stock of the Registrant have been deemed affiliates).
      As of February 22, 2006, the number of outstanding shares of the Common Stock of the Registrant was 117,154,389. As of the same date, 1,011,780 shares of Limited Vote Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

PART I

ITEM 1.	Business
General
      Quanta is a leading provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor serving the transmission and distribution sector of the North American electric utility industry. Our consolidated revenues for the year ended December 31, 2005 were approximately $1.9 billion, of which 67% was attributable to electric power and gas customers, 15% to telecommunications and cable television customers and 18% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. We were organized as a corporation in the state of Delaware in 1997 and since that time have made strategic acquisitions to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers’ evolving needs.
      We have established a nationwide presence with a workforce of over 11,000 employees, which enables us to quickly and reliably serve our diversified customer base. Our customers include many of the leading companies in the industries we serve.
      Representative customers include:

• Alabama Power Company • American Electric Power • Alltel Corporation • CenterPoint Energy, Inc. • CenturyTel, Inc. • Entergy Corporation • Ericsson • Florida Power & Light • Georgia Power Company	• Intermountain Rural Electric Association
• Pacific Gas and Electric Company
• Puget Sound Energy, Inc.
• San Diego Gas & Electric
• SBC (now AT&T Inc.)
• Southern California Edison Company
• Verizon Communications Inc.
• Xcel Energy, Inc.
      Our reputation for responsiveness, performance, geographic reach and a comprehensive service offering also has enabled us to develop strong strategic alliances with numerous customers.
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
      We believe the following industry trends impact demand for our services:
      Increased capital expenditures resulting from our customers’ improved financial position. Until recently, the industries we serve suffered a severe downturn that resulted in a number of companies, including several of our customers, experiencing financial difficulties or filing for bankruptcy protection. We believe that as our customers continue to improve their financial position, both capital spending and maintenance budgets will stabilize and move toward historical levels.
      Increased opportunities in Fiber to the Premises, or FTTP, and Fiber to the Node, or FTTN. We believe that several of the large telecommunications companies are increasing their spending, particularly for FTTP and FTTN initiatives. Initiatives for this last-mile fiber build-out have been announced by Verizon and SBC (now AT&T) as well as municipalities throughout the United States. Verizon confirmed that it had passed more than three million homes and businesses in 16 states by the end of 2005. Verizon also has announced that it plans to pass an additional three million homes and businesses in 2006. In addition, AT&T has announced plans to deliver Internet telephone service to 18 million homes by the first half of 2008, including the installation of more than 38,000 miles of fiber at an estimated cost of $4 billion. This fiber will deliver integrated IP-based television, high-speed Internet and IP voice and wireless bundles of products and services. As a result of these efforts, we expect an increase in demand for our telecommunications and underground construction services over the next few years. While not all of this spending will be for services that we provide, we believe that we are well positioned to furnish infrastructure solutions on a rapid basis for these initiatives.
      Increased outsourcing of network infrastructure installation and maintenance. Financial and economic pressures on electric power, gas, telecommunications and cable television providers have caused an increased focus on their core competencies and, accordingly, an increase in the outsourcing of network services. Total employment in the electric utility industry declined dramatically in the last decade, reflecting, in part, the outsourcing trend by utilities. We believe that by outsourcing network services to third-party service providers, our customers can reduce costs, provide flexibility in budgets and improve service and performance. As a specialty contractor with nationwide scope, we are able to leverage our existing labor force and equipment infrastructure across multiple customers and projects, resulting in better utilization of labor and assets.
      Passage of the Energy Policy Act of 2005. The Energy Policy Act of 2005 was signed into law in August 2005. The Act includes provisions designed to improve the nation’s electric transmission capacity and reliability and to promote investment in the nation’s energy infrastructure. The Act calls for a self-regulating reliability organization that will implement and enforce mandatory reliability standards on all market participants, with oversight by the Federal Energy Regulatory Commission (FERC). FERC will be required to issue rules promoting capital investment to enlarge, improve and maintain the nation’s transmission facilities; provide a rate of return that attracts investment in transmission; and provide for recovery of costs of complying with the new mandatory reliability standards. As a result, over the next twelve to twenty-four months, we expect many utilities to evaluate the condition of their infrastructure more closely and act on much needed upgrades to meet the higher reliability standards.
      FERC is also authorized to issue permits for the construction or modification of transmission facilities within national interest electric transmission corridors where states fail to act in a timely manner or lack authority to issue permits. We expect these new rules to lead to a streamlined permitting process, which should make investment in the nation’s transmission system more attractive.
      The Act also modifies a longstanding barrier to effective competition by repealing the Public Utility Holding Company Act (PUHCA). The repeal of PUHCA is expected to attract new investors in this sector. These non-utility investors are likely to focus on reducing costs, while enabling utilities to focus on their core competencies. We believe that the repeal of PUHCA may lead to increased interest in outsourcing solutions.
      Increasing need to upgrade electric power transmission and distribution networks. The nation’s electrical power grid is aging and requires significant maintenance and expansion to handle the country’s current and growing power needs. While the demand for electricity has grown, transmission capacity has decreased over the last ten years. The awareness of the need to upgrade the nation’s electrical power grid was heightened by the largest blackout in North America’s history on August 14, 2003. Additionally, as the selling of electricity increases across regional networks, capacity and reliability will become more important. We believe the current spending levels will increase as utilities work to adequately address future infrastructure maintenance requirements as well as the future reliability standards of the Act.
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

Strengths
      Geographic reach and significant size and scale. As a result of our nationwide operations and significant scale, we are able to deploy services to customers across the United States. This capability is particularly important to our customers who operate networks that span multiple states or regions. The scale of our operations also allows us to mobilize significant numbers of employees on short notice for emergency service restoration. For example, after the damage from Hurricanes Katrina and Rita in the third quarter of 2005, we quickly deployed approximately 2,000 workers to restore affected power lines.
      Strong financial profile. Our strong liquidity position provides us with the flexibility to capitalize on new business and growth opportunities. As of December 31, 2005, we had $304.3 million in cash and cash equivalents on our balance sheet and no significant debt obligations maturing before July 2007.
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
      Proprietary technology. Our electric power customers benefit from our ability to perform services without interrupting power service to their customers, which we refer to as energized services. We own the U.S. patent for the LineMaster® robotic arm, which enhances our ability to deliver these energized services to our customers. We believe that delivery of energized services is a significant factor in differentiating us from our competition and winning new business. Our energized services workforce is specially trained to deliver these services and operate the LineMaster® robotic arm.
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
      Experienced management team. Our executive management team has an average of 32 years of experience within the contracting industry, and our operating unit executives average over 29 years of experience in their respective industries.
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
      Pursue new business opportunities. We continuously leverage our core expertise and pursue new business opportunities including opportunities in the government and international arena. We believe that we are well positioned to respond to requests for proposals from the U.S. government or the private sector for power and communications infrastructure projects in the United States and overseas.
      Pursue Strategic Acquisitions. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. After growing significantly through acquisitions from 1998 through 2000, our focus over the last several years has been on integrating acquired companies and improving profitability. We believe that attractive acquisition candidates exist due to the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.
Services
      We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as commercial, industrial and governmental entities. The following provides an overview of the types of services we provide:
      Electric power and gas network services. We provide a variety of end-to-end services to the electric power and gas industries, including:

•	installation, repair and maintenance of electric power transmission lines ranging in capacity from 69,000 volts to 765,000 volts;

•	installation, repair and maintenance of electric power distribution networks;

•	energized installation, maintenance and upgrades utilizing unique bare hand and hot stick methods and our proprietary robotic arm;

•	design and construction of independent power producer (IPP) transmission and substation facilities;

•	design and construction of substation projects;

•	installation and maintenance of natural gas transmission and distribution systems;

•	provision of cathodic protection design and installation services;

•	installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

•	installation and maintenance of joint trench systems, which include electric power, natural gas and telecommunications networks in one trench;

•	trenching and horizontal boring for underground electric power and natural gas network installations;

•	design and installation of wind turbine networks;

•	cable and fault locating; and

•	storm damage restoration work.

      Telecommunications and cable television network services. Our telecommunications and cable television network services include:

•	fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

•	design, construction and maintenance of DSL networks;

•	engineering and erection of cellular, digital, PCS(R), microwave and other wireless communications towers;

•	design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, regional Bell operating companies, long distance providers and cable television providers;

•	trenching and plowing applications;

•	horizontal directional boring;

•	vacuum excavation services;

•	cable locating;

•	upgrading power and telecommunications infrastructure for cable installations;

•	splicing and testing of fiber optic and copper networks and balance sweep certification of coaxial networks; and

•	residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services.
      Ancillary services. We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, including:

•	design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

•	installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

•	installation of cable and control systems for light rail lines, airports and highways; and

•	provision of specialty rock trenching, rock saw, rock wheel, directional boring and road milling for industrial and commercial customers.
Financial Information About Geographic Areas
      We operate primarily in the United States; however, we derived $15.1 million, $22.8 million and $25.7 million of our revenues from foreign operations during the years ended December 31, 2003, 2004 and 2005, respectively. In addition, we held property and equipment in the amount of $1.9 million, $3.1 million and $4.9 million in foreign countries in each of those respective periods.
      Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages and other political, social and economic development.
Customers, Strategic Alliances and Preferred Provider Relationships
      Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 34.5% of our consolidated revenues in 2005. Our largest customer accounted for approximately 5.7% of our consolidated revenues for the year ended 2005.

      Although we have a centralized marketing strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach to account management which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. On an operating unit level, management maintains a parallel focus on pursuing growth opportunities with prospective customers. We have established certain incentives to encourage operating unit management to cross-sell services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that would require services from multiple operating units.
      We strive to maintain our status as a preferred vendor to our customers. Many of our customers and prospective customers maintain a list of preferred vendors with whom the customer enters into a formal contractual agreement as a result of a request-for-proposal process. Each preferred vendor has met minimum standards for a specific category of service, maintains a high level of performance and agrees to payment terms and negotiated rates.
      We believe that our strategic relationships with large providers of electric power and telecommunications services will offer opportunities for future growth. Many of these strategic relationships take the form of a strategic alliance or long-term maintenance agreement. Strategic alliance agreements generally state an intention to work together and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include an option to add extensions at the end of the initial term. Certain of our strategic alliance and long-term maintenance agreements are “evergreen” contracts with exclusivity clauses providing that we will be awarded all contracts, or a right of first refusal, for a certain type of work or in a certain geographic region. None of these contracts, however, guarantees a specific dollar amount of work to be performed by us.
Backlog
      Backlog represents the amount of revenue that we expect to realize from work to be performed over the next twelve months on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog at December 31, 2004 and 2005 was approximately $1.07 billion and $1.30 billion. In many instances, our customers are not contractually committed to specific volumes of services under our long-term maintenance contracts and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate.
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
Employees
      As of December 31, 2005, we had 1,450 salaried employees, including executive officers, project managers or engineers, job superintendents, staff and clerical personnel, and 9,654 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 44% of our employees at December 31, 2005 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW). Under these collective bargaining agreements, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.
      We provide a health, welfare and benefit plan for employees who are not covered by collective bargaining agreements. We have a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. During 2005, we also had an employee stock purchase plan that provided eligible employees with the option to contribute up to 10% of their cash compensation, not to exceed $21,250 annually, toward the semi-annual purchase of our common stock at a discounted price. During the fourth quarter of 2005, the employee stock purchase plan was terminated.
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
Training, Quality Assurance and Safety
      Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our policies require that employees complete the prescribed training and service program of the operating unit for which they work in addition to those required, if applicable, by the IBEW/NECA Apprenticeship Program prior to performing more sophisticated and technical jobs. For example, all journeyman linemen are required by the IBEW/NECA Apprenticeship Program to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Also, each operating unit requires additional training, depending upon the sophistication and technical requirements of each particular job. We have established company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing “best practices” throughout our operations.
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
Environmental Matters
      We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our licenses or permits, which could materially and adversely affect our business and results of operations.
      From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, and are currently complying with, our environmental obligations to date and that such obligations will not have a material adverse effect on our business or financial performance.
Risk Management and Insurance
      The primary risks in our operations are bodily injury and property damage. We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence and for auto liability and workers’ compensation claims subject to a deductible of $2.0 million per occurrence. We also have a corporate non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not yet reported and the effectiveness of our safety program.

      Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress, but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.7 million; however, our estimate of the potential range of these future claim amounts is between $3.0 million and $8.0 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.
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
Annual CEO Certification
      As required by New York Stock Exchange rules, on June 3, 2005 we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

ITEM 1A.	Risk Factors
      Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information,” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Our operating results may vary significantly from quarter to quarter. We experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results also may be materially and adversely affected by:

•	the timing and volume of work under contract;

•	regional or general economic conditions;

•	the budgetary spending patterns of customers;

•	variations in the margins of projects performed during any particular quarter;

•	a change in the demand for our services caused by severe weather conditions;

•	increases in construction and design costs;

•	the termination of existing agreements;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing of acquisitions; and

•	the timing and magnitude of acquisition integration costs.
      Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.
      An economic downturn may lead to less demand for our services. Because the vast majority of our revenue is derived from a few industries, a downturn in any of those industries would adversely affect our results of operations. The telecommunications and utility markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors contributed to the delay and cancellation of projects and reduction of capital spending, which impacted our operations and our ability to grow at historical levels. A number of other factors, including financing conditions for and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. In addition, consolidation, competition or capital constraints in the electric power, gas, telecommunications or cable television industries may result in reduced spending by, or the loss of, one or more of our customers.
      Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into some of our industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry or maintain a customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power, gas, telecommunications and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.
      We may be unsuccessful at generating internal growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees; and

•	open additional facilities.

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
      Our financial results are based upon estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are primarily used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provision for income taxes. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.
      We are self-insured against potential liabilities. Although we maintain insurance policies with respect to automobile, general liability, workers’ compensation and employers’ liability, those policies are subject to deductibles of $1.0 million to $2.0 million per occurrence, and we are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also maintain a non-union employee related health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not yet reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs significantly above our estimates, our results of operations could be materially and adversely affected in a given period.
      Our casualty insurance carrier for prior periods is experiencing financial distress, which may require us to make payments for losses that otherwise would be insured. Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress, but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.7 million; however, our estimate of the potential range of these future claim amounts is between $3.0 million and $8.0 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer can not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.
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
      Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits. As discussed in “Critical Accounting Policies” and in the notes to our consolidated financial statements included herein, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.
      Our dependence upon fixed price contracts could adversely affect our business. We currently generate, and expect to continue to generate, a portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.
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
      A portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds. Surety market conditions currently are difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. We have posted letters of credit in the amount of $15.0 million to support our surety bond program and have granted security interests in various of our assets to collateralize our obligations to the surety. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.
      Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety provider to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety provider were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.
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
      Many of our customers may cancel our contracts on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.
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
      Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. As of December 31, 2005, approximately 44% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. In addition, our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.
      Our business is labor intensive, and we may be unable to attract and retain qualified employees. Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen. In addition, we cannot be certain that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.
      Our business growth could outpace the capability of our corporate management infrastructure. We cannot be certain that our infrastructure will be adequate to support our operations as they expand. Future growth also could impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we will be able to recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.
      Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. In such cases, these objects may rupture, resulting in the discharge of pollutants. In such circumstances, we may be liable for fines and damages, and we may be unable to obtain reimbursement from the parties providing the incorrect information. In addition, we perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture, resulting in the release of subsurface materials. These subsurface materials may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. We own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which are above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.
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
      Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects. While only a small percentage of our revenue is currently derived from international markets, we hope to continue to expand the volume of services that we provide internationally. We presently conduct our international sales efforts in Canada, Mexico and selected countries overseas, but expect that the number of countries that we operate in could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts may adversely affect the global economy, our customers and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements, currency fluctuations in foreign countries, and complex foreign laws and treaties. These risks could restrict our ability to provide services to international customers and could adversely affect our ability to operate our business profitably.
      Opportunities within the government arena could lead to increased governmental regulation applicable to us and unrecoverable start up costs. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, management’s focus associated with the start up and bidding process may be diverted away from other opportunities. If we were to be successful in being awarded government contracts, a significant amount of costs could be required before any revenues were realized from these contracts. In addition, as a government contractor, we would be subject to a number of procurement rules and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. In addition, if the government were to even allege improper activity, we also could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years we would not realize all of the potential revenues from any awarded contracts.
      We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 has introduced many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to attest to this report. During 2005, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2005, our internal control over financial reporting was effective, however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls could result in a decrease in the market value of our common stock and other publicly-traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.
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
      We may be unsuccessful at integrating companies that either we have acquired or that we may acquire in the future. We cannot be sure that we will successfully integrate our acquired companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could have a negative impact on our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of our management’s attention from operational matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities; and

•	potential disruptions of our business.
If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could suffer.

      Factors beyond our control may affect our ability to successfully execute our acquisition strategy, which may have an adverse impact on our growth strategy. Our business strategy includes increasing our market share and presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than us. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. Acquisitions that we may pursue may also involve significant cash expenditures, debt incurrence or the issuance of securities. Any acquisition may ultimately have a negative impact on our business, financial condition and results of operations.
      Our results of operations could be adversely affected as a result of goodwill impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Through December 31, 2001, pursuant to generally accepted accounting principles, we amortized this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacted our earnings. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142, which we adopted in 2002, also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Future impairments, if any, will be recognized as operating expenses.
      Our 4.5% convertible subordinated notes are presently convertible. As a result of our common stock satisfying the market price condition of the convertible subordinated notes during the fourth quarter of 2005, the notes are presently convertible at the option of each holder. We have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock upon a conversion of the notes. The conversion period will expire on March 31, 2006, but may resume upon the satisfaction of the market price condition or other conditions in future periods. The number of shares issuable upon a conversion of the notes will be determined based on a conversion rate of approximately $11.14 per share. In the event that all notes were converted for common stock, we would issue an aggregate of 24.2 million shares of our common stock. The conversion of some or all of our 4.5% convertible subordinated notes into our common stock could cause substantial dilution to existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the possibility that the notes may be converted may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
      If we elect to satisfy the conversion obligation in cash, the amount of cash payable upon conversion of the notes will be determined by the product of the number of shares issuable at a conversion rate of approximately $11.14 per share multiplied by the average closing price of our common stock during a 20-day trading period following the conversion of the notes. To the extent that the average closing price of our common stock during this period exceeds $11.14 per share, we will be required to pay cash in excess of the principal amount of the notes being converted.
      You are unlikely to be able to seek remedies against Arthur Andersen LLP, our former independent auditor. Our consolidated financial statements for the fiscal years ended prior to December 31, 2002 were audited by Arthur Andersen LLP, our former independent auditor. In June 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges in connection with its destruction of documents. As a result of its conviction, Arthur Andersen LLP ceased operations. Although the U.S. Supreme Court overturned Arthur Andersen LLP’s conviction in May 2005, the firm has not resumed operations. You will not be able to recover against Arthur Andersen LLP for its liability under Section 11 of the Securities Act in the event any untrue statements of a material fact are contained in its previously issued audit reports. Even if you have a basis for asserting a remedy against, or seeking to recover from Arthur Andersen LLP, because they have ceased operations, it is highly unlikely that you would be able to recover damages from Arthur Andersen LLP.
      Certain provisions of our corporate governing documents could make an acquisition of our company more difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholder rights plan and Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent;

•	we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder became classified as an interested stockholder; and

•	we have adopted a stockholder rights plan that could cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors or permitted by the stockholder rights plan.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Facilities
      We lease our corporate headquarters in Houston, Texas and maintain offices nationwide. This space is used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2005, we own 28 of the facilities we occupy, all of which are encumbered by our credit facility, and we lease the remainder. We believe that our existing facilities are sufficient for our current needs.
Equipment
      We operate a nationwide fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners, all of which are encumbered by our credit facility. As of December 31, 2005, the total size of the rolling-stock fleet was approximately 19,800 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings
      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

	High	Low

Year Ended December 31, 2004
1st Quarter	$9.52	$6.50
2nd Quarter	7.24	4.83
3rd Quarter	7.45	5.30
4th Quarter	8.29	5.75
Year Ended December 31, 2005
1st Quarter	$8.40	$7.25
2nd Quarter	9.52	7.60
3rd Quarter	12.95	8.85
4th Quarter	14.54	11.02
      On February 22, 2006, there were 899 holders of record of our common stock and 24 holders of record of our Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale.
Stock Repurchases During the Fourth Quarter of 2005
      On November 28, 2005, 9,793 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having us make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, we withheld shares as follows and accounted for such shares as treasury stock.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	That May Yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

December 1, 2005 — December 31, 2005	3,358 (i)	$14.27	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Dividends
      We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in “Debt Instruments-Credit Facility” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

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

	Year Ended December 31,

	2001	2002	2003		2004	2005

	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$2,014,877	$1,750,713	$1,642,853		$1,626,510	$1,858,626
Cost of services (including depreciation)	1,601,039	1,513,940	1,442,958		1,445,119	1,601,878

Gross profit	413,838	236,773	199,895		181,391	256,748
Selling, general and administrative expenses	195,766	229,454	178,219		171,537	188,203
Goodwill impairment	—	166,580 (a)	6,452		—	—
Goodwill amortization	25,998	—	—		—	—

Income (loss) from operations	192,074	(159,261)	15,224		9,854	68,545
Interest expense	(36,072)	(35,866)	(31,822)		(25,067)	(23,949)
Interest income	640	1,709	1,065		2,551	7,416
Loss on early extinguishment of debt	—	—	(35,055	)(d)	—	—
Other income (expense), net	324	(426)	(2,481)		17	235

Income (loss) before income taxes and cumulative effect of change in accounting principle	156,966	(193,844)	(53,069)		(12,645)	52,247
Provision (benefit) for income taxes	71,200	(19,710)	(18,080)		(3,451)	22,690

Income (loss) before cumulative effect of change in accounting principle	85,766	(174,134)	(34,989)		(9,194)	29,557
Cumulative effect of change in accounting principle, net of tax	—	445,422 (b)	—		—	—

Net income (loss)	85,766	(619,556)	(34,989)		(9,194)	29,557
Dividends on preferred stock, net of forfeitures	930	(11)	(2,109)		—	—
Non-cash beneficial conversion charge	—	8,508 (c)	—		—	—

Net income (loss) attributable to common stock	$84,836	$(628,053)	$(32,880)		$(9,194)	$29,557

Basic earnings (loss) per share	$1.11	$(9.98)	$(0.30)		$(0.08)	$0.26

Diluted earnings (loss) per share	$1.10	$(9.98)	$(0.30)		$(0.08)	$0.25

(a)	During the year ended December 31, 2002, we recognized an interim SFAS No. 142 non-cash goodwill impairment charge of $166.6 million. Impairment adjustments recognized after the adoption of SFAS No. 142 are required to be recognized as operating expenses.

(b)	Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a $488.5 million non-cash charge ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of our reporting units. Basic and diluted earnings per share before cumulative effect of change in accounting principle were a loss of $2.90 per share.

(c)	The original as-converted share price negotiated with First Reserve Fund IX, L.P. (First Reserve) for our Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date First Reserve purchased our Series E Preferred Stock, our stock closed at $3.35 per share. Accordingly, we recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge was recognized as a deemed dividend to the Series E Preferred Stockholder and was recorded as a decrease in net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on our operating income, cash flows or stockholders’ equity at December 31, 2002.

(d)	In the fourth quarter 2003, we recorded a $35.1 million loss on early extinguishment of debt comprised of make-whole prepayment premiums, the write-off of certain unamortized debt issuance costs and other related costs due to the retirement of our senior secured notes and termination of our then existing credit facility.

	December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Balance Sheet Data:
Working capital	$335,590	$317,356	$476,703	$478,978	$572,939
Total assets	2,042,901	1,364,812	1,466,435	1,459,997	1,554,785
Long-term debt, net of current maturities	327,774	213,167	58,051	21,863	7,591
Convertible subordinated notes	172,500	172,500	442,500	442,500	442,500
Redeemable common stock	—	72,922	—	—	—
Total stockholders’ equity	1,206,751	611,671	663,132	663,247	703,738
      The consolidated financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP, which has ceased operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Introduction
      We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the twelve months ended December 31, 2005 of approximately $1.9 billion, of which 67% was attributable to electric power and gas customers, 15% to telecommunications and cable television customers and 18% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.
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
Understanding Gross Margins
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

      Seasonal and Geographical. As discussed above, seasonal patterns can have a significant impact on gross margins. Generally, business is slower in the winter months versus the warmer months of the year. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. In addition, the mix of business conducted in different parts of the country will affect margins, as some parts of the country offer the opportunity for higher gross margins than others.
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
      Insurance. Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2005, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of $2.0 million per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year.
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

Results of Operations
      The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,

	2003		2004		2005

Revenues	$1,642,853	100.0%	$1,626,510	100.0%	$1,858,626	100.0%
Cost of services (including depreciation)	1,442,958	87.8	1,445,119	88.8	1,601,878	86.2

Gross profit	199,895	12.2	181,391	11.2	256,748	13.8
Selling, general and administrative expenses	178,219	10.9	171,537	10.6	188,203	10.1
Goodwill impairment	6,452	0.4	—	—	—	—

Income from operations	15,224	0.9	9,854	0.6	68,545	3.7
Interest expense	(31,822)	(1.9)	(25,067)	(1.5)	(23,949)	(1.3)
Interest income	1,065	0.1	2,551	0.1	7,416	0.4
Loss on early extinguishment of debt	(35,055)	(2.1)	—	—	—	—
Other income (expense), net	(2,481)	(0.2)	17	—	235	—

Income (loss) before income taxes	(53,069)	(3.2)	(12,645)	(0.8)	52,247	2.8
Provision (benefit) for income taxes	(18,080)	(1.1)	(3,451)	(0.2)	22,690	1.2

Net income (loss)	(34,989)	(2.1)	(9,194)	(0.6)	29,557	1.6
Dividends on preferred stock, net of forfeitures	(2,109)	(0.1)	—	—	—	—

Net income (loss) attributable to common stock	$(32,880)	(2.0)%	$(9,194)	(0.6)%	$29,557	1.6%

2005 compared to 2004
      Revenues. Revenues increased $232.1 million, or 14.3%, to $1.86 billion for the year ended December 31, 2005, with revenues derived from the electric power and gas network services industry increasing by approximately $188.6 million, or 17.9%, revenues from the telecommunications and cable television network services industry increasing by approximately $16.5 million, or 6.1% and revenues from ancillary services increasing by approximately $27.0 million, or 9.0%. The increase in revenues is a result of a higher volume of work from increased spending by our customers in these industries due to the improving financial health of these customers. Revenues in 2005 were positively impacted by a larger volume of storm restoration services provided during 2005 to our electric power and gas customers after the impact of hurricanes in the south central and southeastern United States.
      Gross profit. Gross profit increased $75.4 million, or 41.5%, to $256.7 million for the year ended December 31, 2005. As a percentage of revenues, gross margin increased from 11.2% for the year ended December 31, 2004 to 13.8% for the year ended December 31, 2005. Gross profit was favorably impacted by an increased volume of higher margin storm restoration services as discussed above. In addition, the increase in gross margins for the year ended December 31, 2005 over the year ended December 31, 2004 was attributable to higher margins on work from our electric power and gas network services customers, partially due to our margin enhancement initiatives, better weather in certain areas during the first half of 2005 and better overall fixed cost absorption as a result of higher revenues.
      Selling, general and administrative expenses. Selling, general and administrative expenses increased $16.7 million, or 9.7%, to $188.2 million for the year ended December 31, 2005. Salaries and benefits costs increased by $13.7 million associated with increased performance bonus costs, an increased number of personnel and cost of living adjustments. During the year ended December 31, 2004, we incurred $6.3 million in professional fees associated with meeting the requirements of the Sarbanes-Oxley Act of 2002 versus $1.0 million during the year ended December 31, 2005, partially due to the hiring of additional internal personnel, as discussed above; however, this decrease in professional fees was offset by incurring $5.7 million in higher costs during the year ended December 31, 2005 associated with our margin enhancement initiatives, increased bidding activity and ongoing litigation. In addition, net losses from sales of property and equipment increased from $0.9 million in 2004 to $3.5 million in 2005.
      Interest expense. Interest expense decreased $1.1 million, or 4.5%, to $23.9 million for the year ended December 31, 2005, due to lower levels of debt outstanding.
      Interest income. Interest income was $7.4 million for the year ended December 31, 2005, compared to $2.6 million for the year ended December 31, 2004. The increase in interest income primarily relates to a higher average cash balance and higher average interest rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
      Provision (benefit) for income taxes. The provision for income taxes was $22.7 million for the year ended December 31, 2005, with an effective tax rate of 43.4%, compared to a benefit of $3.5 million for the year ended December 31, 2004, with an effective tax rate of 27.3%. The effective rate for income taxes for both periods differs from the statutory rate due to the impact of estimated non-deductible items on estimated income or loss and the recording of additional contingency reserves.
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
      Interest income. Interest income was $2.6 million for the year ended December 31, 2004, compared to $1.1 million for the year ended December 31, 2003. The increase in interest income primarily relates to a higher average cash balance during 2004 compared to 2003.
      Other income (expense), net. Other income was approximately $17,000 for the year ended December 31, 2004, compared to other expense of $2.5 million for the year ended December 31, 2003. Included in 2003 was a $2.9 million loss on the disposal of an investment in a fiber network. Excluding this loss, the decrease in other income (expense), net was $0.4 million.
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
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand, which totaled $304.3 million as of December 31, 2005, our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to ensure our future ability to grow. Momentum in deployment of fiber to the premises or initiatives to rebuild the United States electric power grid may require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash
      As of December 31, 2005, we had cash and cash equivalents of $304.3 million, working capital of $572.9 million and long-term debt of $450.1 million, net of current maturities. Our long-term debt balance at that date included $442.5 million of convertible subordinated notes and $7.6 million of other debt. We also had $142.6 million of letters of credit outstanding under our credit facility.
      During the year ended December 31, 2005, operating activities provided net cash flow of $82.4 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $30.6 million, including $42.6 million used for capital expenditures, offset by $12.0 million of proceeds from the sale of equipment. We used net cash in financing activities of $13.2 million, resulting primarily from a $13.3 million net repayment under the term loan portion of the credit facility in order to be able to issue additional letters of credit.

Debt Instruments

Credit Facility
      As of December 31, 2005, we had a $182.0 million credit facility with various lenders. The credit facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.

      As of December 31, 2005, we were required to maintain total borrowings outstanding under the letter of credit facility equal to the $147.0 million available through a combination of letters of credit or term loans. We had approximately $139.3 million of letters of credit issued under the letter of credit facility and $7.5 million of the letter of credit facility outstanding as a term loan. The remaining $0.2 million was available for issuing new letters of credit. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued.
      Under the letter of credit facility, we are subject to a fee of either 3.00% or 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account linked to the letter of credit facility do not earn interest equal to the London Interbank Offering Rate (LIBOR). Term loans under the letter of credit facility bear interest at a rate equal to either the Eurodollar Rate (as defined in the credit facility) or the Base Rate (as described below), in each case plus 3.00% or 3.25% depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate. The weighted average interest rate for the twelve months ended December 31, 2004 and 2005 associated with amounts under the term loan was 4.44% and 6.41%.
      As of December 31, 2005, we had approximately $3.3 million of letters of credit issued under the revolving credit facility, and borrowing availability of $31.7 million under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest at our option at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant, in each case as specified in the credit facility. As of December 31, 2005, we were in compliance with all of our covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs, which for 2006 and in any fiscal year thereafter is an annual aggregate amount up to twenty-five percent of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings and our continuing indemnity and security agreement with our surety.
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

4.0% Convertible Subordinated Notes
      As of December 31, 2005, we had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are convertible into shares of our common stock at a price of

$54.53 per share, subject to adjustment as a result of certain events. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the Securities and Exchange Commission (SEC). These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% convertible subordinated notes at specified redemption prices, together with accrued and unpaid interest; however, early redemption is prohibited by our credit facility. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of December 31, 2005, we had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof. The amount of any cash that we deliver will be determined based on the principal amount of the notes converted divided by the conversion price multiplied by the average trading price of our common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the principal amount of the notes divided by the conversion price. During the fourth quarter of 2005, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on March 31, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.
      Beginning October 8, 2008, we can redeem for cash some or all of the 4.5% convertible subordinated notes at the principal amount thereof plus accrued and unpaid interest; however, early redemption is prohibited by our credit facility. The holders of the 4.5% convertible subordinated notes may require us to repurchase all or some of their notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future repurchase obligations. If we were to satisfy the obligation with shares of our common stock, the number of shares delivered would equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by us. The 4.5% convertible subordinated notes carry cross-default provisions with our credit facility and any of our other debt instruments exceeding $10.0 million in borrowings.

Off-Balance Sheet Transactions
      As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-

balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

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
      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2005, the maximum guaranteed residual value was approximately $90.8 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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
      As of December 31, 2005, we had $142.6 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2006. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. We have agreed to issue up to $4.5 million in additional letters of credit during 2006, primarily related to our casualty insurance program.

Performance Bonds
      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $15.0 million in favor of the surety and, with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post additional letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers also will reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2005, an aggregate of approximately $577.2 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $147.8 million as of December 31, 2005.

Contractual Obligations
      As of December 31, 2005, our future contractual obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt — principal	$451,758	$1,667	$172,591	$277,500	$—	$—	$—
Long-term debt — interest	43,763	19,050	15,600	9,113	—	—	—
Capital lease obligations, including interest	596	596	—	—	—	—	—
Operating lease obligations	77,110	20,643	14,469	12,716	10,931	9,119	9,232

Total	$573,227	$41,956	$202,660	$299,329	$10,931	$9,119	$9,232

      Excluded from the above table is interest associated with borrowings under the credit facility because both the amount borrowed and applicable interest rate are variable. The principal amount borrowed under the credit facility included in the above table is $7.5 million due in 2008, which bears interest at a rate of 7.50% as of December 31, 2005. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.

Concentration of Credit Risk
      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2004 or 2005 or revenues for the years ended December 31, 2003, 2004 or 2005.

Litigation
      We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or, property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions
      In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.
Inflation
      Due to relatively low levels of inflation experienced during the years ended December 31, 2003, 2004 and 2005, inflation did not have a significant effect on our results.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. This statement is effective for us as of the beginning of the first quarter of 2006. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. We plan to adopt SFAS No. 123(R) using the “modified prospective” method. As discussed above, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for stock option awards and stock issued pursuant to our Employee Stock Purchase Plan (ESPP). As we have not issued stock options since 2002 and have terminated our ESPP during 2005, we do not expect the adoption of SFAS No. 123(R) to have a significant impact on our reported results of operations. However, had we adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented in Note 2 to Notes to Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which modifies the existing guidance on accounting for nonmonetary transactions to eliminate an exception under which certain exchanges of similar productive nonmonetary assets were not accounted for at fair value. SFAS No. 153 instead provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will adopt SFAS No. 153 in the first quarter of 2006, but we do not anticipate that the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows, as we do not often enter into transactions for the exchange of nonmonetary assets.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 beginning in fiscal year 2006; however as we cannot anticipate changes in accounting principles, we cannot estimate whether or not SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.
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
      Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2.0 million per occurrence. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.
      Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.7 million; however, our estimate of the potential range of these future claim amounts is between $3.0 million and $8.0 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.
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
      Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Certain of our customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties. Should any major customers continue to experience difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.
      Stock-Based Compensation. Through December 31, 2005, we accounted for our stock-based compensation under APB Opinion No. 25. Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award exists at the date of grant. As discussed previously, in December 2004, the FASB issued SFAS No. 123(R), requiring companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. SFAS No. 123(R) is effective for us as of the beginning of the first quarter of 2006. Until effective, disclosure is required as to what net income and earnings per share would have been had the fair value method been followed for our stock option awards outstanding under the 2001 Stock Incentive Plan and the stock issuances under our ESPP. Our existing pro forma disclosure is included in Note 2 to Notes to Consolidated Financial Statements. For the stock options, the fair market value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model. The last stock option grant to an employee occurred in November 2002. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123(R) with expense being recognized in the financial statements.
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
      Utilities across the country are regaining their financial health and, we believe, are making plans to increase spending on their transmission and distribution systems. As a result, we anticipate more extensive pole change outs, line upgrades and maintenance projects on many systems over the next several quarters. Further, the recently enacted Energy Policy Act of 2005 requires the power industry to meet federal reliability standards for their transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on their systems. While this Act is likely to stimulate spending by our customers, we do not expect to begin to realize the benefits of this spending for at least twelve to twenty-four months.
      We believe the historic downturn of the telecommunications industry has reached bottom and that the industry has stabilized. Further, we are beginning to see indications of improvement for the industry. There are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that could provide us with pockets of opportunity in the future, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives have been announced by Verizon and SBC (now AT&T), and municipalities and other government jurisdictions have also become active in these initiatives.
      We believe the impact of mergers within the wireless industry on these customers has begun to lessen. As a result, we anticipate increased spending by these customers on their networks. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of third generation technology.
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
      With the stabilization of several of our markets and our margin enhancement initiatives, we have begun to see our gross margins generally improve as well. While operating conditions are still abnormal and many challenges remain, we are also beginning to see some opportunity for margins to improve, but they are not expected to return to historical levels in the near term. To the extent that our primary markets remain stable or begin to improve, margins should continue to gradually improve.
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
      Capital expenditures in 2006 are expected to be approximately $60.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2006 to be funded substantially through internal cash flows and, to the extent necessary, from cash on hand.
      We believe that we are adequately positioned to capitalize upon opportunities in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise.
Uncertainty of Forward-Looking Statements and Information
      This Annual Report on Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may, ““will,” “should,” “could,” “expect,” “believe” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	Expectations regarding capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005;

•	The current economic condition in the industries we serve;

•	Our ability to achieve cost savings; and

•	The effects of any acquisitions and divestitures we may make.
      Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic conditions in the markets served by us or by our customers;

•	Our ability to effectively compete for market share;

•	Estimates and assumptions in determining our financial results;

•	Beliefs and assumptions about the collectibility of receivables;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed;

•	Replacement of our contracts as they are completed or expire;

•	Our ability to effectively integrate the operations of businesses we acquire;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our growth outpacing our infrastructure;

•	Risks associated with expanding our business in international markets;

•	Potential exposure to environmental liabilities;

•	Requirements relating to governmental regulation;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth;

•	Our ability to successfully identify and complete acquisitions;

•	The adverse impact of goodwill impairments; and

•	The potential conversion of our outstanding 4.5% convertible subordinated notes into cash and/or common stock.
      Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.
      All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in this report. In addition, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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
      The sensitivity analysis below, which illustrates our hypothetical potential market risk exposure to interest rate fluctuations, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2005 earnings. The sensitivity analysis presented does not consider any additional actions we may take to mitigate our exposure to such changes. The hypothetical changes and assumptions may be different from what actually occurs in the future.
      Interest Rates. As of December 31, 2005, we had no derivative financial instruments to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 2004 and 2005, the fair value of our fixed-rate debt of $449.8 million and $444.8 million was approximately $469.3 million and $520.1 million, based upon current market prices. As of December 31, 2004, the fair value of our variable rate debt of $20.8 million approximated book value and the detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in variable interest rates would be approximately $0.1 million. As of December 31, 2005, the fair value of our variable rate debt of $7.5 million approximated book value and the detrimental effect on our pretax earnings of a hypothetical 50 basis point increase in variable interest rates would be approximately $37,500.

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
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
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
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanta Services, Inc.
      We have completed integrated audits of Quanta Services, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, which appears on the preceding page, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Houston, Texas
March 1, 2006

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,

	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$265,560	$304,267
Accounts receivable, net of allowances of $9,607 and $6,566, respectively	348,828	431,584
Costs and estimated earnings in excess of billings on uncompleted contracts	42,092	38,053
Inventories	18,849	25,717
Prepaid expenses and other current assets	24,707	31,389

Total current assets	700,036	831,010
Property and equipment, net	314,983	286,606
Accounts and notes receivable, net of allowances of $42,953, respectively	19,920	15,229
Other assets, net	36,438	33,583
Goodwill and other intangibles, net	388,620	388,357

Total assets	$1,459,997	$1,554,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,236	$2,252
Accounts payable and accrued expenses	203,656	241,811
Billings in excess of costs and estimated earnings on uncompleted contracts	11,166	14,008

Total current liabilities	221,058	258,071
Long-term debt, net of current maturities	21,863	7,591
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	111,329	142,885

Total liabilities	796,750	851,047

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 117,396,252 and 118,771,776 shares issued and 116,127,551 and 117,153,038 shares outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, and 1,011,780 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,083,796	1,096,795
Deferred compensation	(7,217)	(6,448)
Accumulated deficit	(398,679)	(369,122)
Treasury stock, 1,268,701 and 1,618,738 common shares, at cost	(14,653)	(17,487)

Total stockholders’ equity	663,247	703,738

Total liabilities and stockholders’ equity	$1,459,997	$1,554,785

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,

	2003	2004	2005

Revenues	$1,642,853	$1,626,510	$1,858,626
Cost of services (including depreciation)	1,442,958	1,445,119	1,601,878

Gross profit	199,895	181,391	256,748
Selling, general and administrative expenses	178,219	171,537	188,203
Goodwill impairments	6,452	—	—

Income from operations	15,224	9,854	68,545
Other income (expense):
Interest expense	(31,822)	(25,067)	(23,949)
Interest income	1,065	2,551	7,416
Loss on early extinguishment of debt	(35,055)	—	—
Other, net	(2,481)	17	235

Income (loss) before income taxes	(53,069)	(12,645)	52,247
Provision (benefit) for income taxes	(18,080)	(3,451)	22,690

Net income (loss)	(34,989)	(9,194)	29,557
Dividends on preferred stock, net of forfeitures	(2,109)	—	—

Net income (loss) attributable to common stock	$(32,880)	$(9,194)	$29,557

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.30)	$(0.08)	$0.26

Diluted earnings (loss) per share	$(0.30)	$(0.08)	$0.25

Shares used in computing earnings (loss) per share:
Basic	110,906	114,441	115,756

Diluted	110,906	114,441	116,634

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2004	2005

Cash Flows from Operating Activities:
Net income (loss) attributable to common stock	$(32,880)	$(9,194)	$29,557
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities —
Goodwill impairment	6,452	—	—
Depreciation and amortization	60,105	60,356	55,406
Loss on sale of property and equipment	1,347	924	3,515
Provision for doubtful accounts	19,890	359	1,988
Loss on early extinguishment of debt	35,055	—	—
Deferred income tax provision (benefit)	37,532	(13,080)	8,797
Amortization of deferred compensation	2,766	4,632	4,973
Dividends of preferred stock, net of forfeitures	(2,109)	—	—
Loss on disposition of fiber network	2,945	—	—
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts and notes receivable	(2,614)	31,060	(80,053)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,283	2,385	3,904
Inventories	1,837	(2,450)	(6,868)
Prepaid expenses and other current assets	(21,290)	27,868	113
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(3,948)	39,316	55,008
Billings in excess of costs and estimated earnings on uncompleted contracts	604	(5,949)	2,842
Other, net	4,208	7,853	3,248

Net cash provided by operating activities	117,183	144,080	82,430

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	3,168	4,884	12,000
Additions of property and equipment	(35,943)	(38,971)	(42,556)
Cash (restricted) released for self-insurance programs	(9,293)	8,943	—

Net cash used in investing activities	(42,068)	(25,144)	(30,556)

Cash Flows from Financing Activities:
Borrowings under credit facility	56,000	—	14,000
Payments under credit facility	—	(35,200)	(27,300)
Proceeds from other long-term debt	274,856	4,898	1,244
Payments on other long-term debt	(217,590)	(4,684)	(6,200)
Debt issuance and amendment costs	(12,102)	(1,234)	(41)
Issuances of stock	7,103	3,048	4,284
Cash portion of loss on early extinguishment of debt	(31,675)	—	—
Exercise of stock options	18	170	846

Net cash provided by (used in) financing activities	76,610	(33,002)	(13,167)

Net Increase in Cash and Cash Equivalents	151,725	85,934	38,707
Cash and Cash Equivalents, beginning of year	27,901	179,626	265,560

Cash and Cash Equivalents, end of year	$179,626	$265,560	$304,267

Supplemental Disclosure of Cash Flow Information: Cash (paid) received during the year for —
Interest paid	$(30,794)	$(21,128)	$(16,859)
Income tax paid	(1,871)	(1,014)	(2,403)
Income tax refunds	44,011	31,305	1,058
The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

	Series A Convertible				Limited Vote				Retained
	Preferred Stock		Common Stock		Common Stock		Additional		Earnings		Total
							Paid-In	Deferred	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Stock	Equity

Balance, December 31, 2002	3,199,961	$—	69,706,528	$—	1,083,750	$—	$980,303	$(302)	$(356,605)	$(11,725)	$611,671
Conversion of Series A Preferred Stock to common stock	(3,199,961)	—	15,999,805	—	—	—	—	—	—	—	—
Issuances of stock under preemptive rights agreement	—	—	1,201,128	—	—	—	3,570	—	—	—	3,570
Redeemable common stock reclassification	—	—	24,307,410	—	—	—	72,922	—	—	—	72,922
Issuances of stock under ESPP	—	—	1,148,632	—	—	—	3,533	—	—	—	3,533
Conversion of Limited Vote Common Stock to common stock	—	—	16,000	—	(16,000)	—	—	—	—	—	—
Restricted stock activity	—	—	3,113,115	—	—	—	9,823	(7,057)	—	—	2,766
Stock options exercised	—	—	7,157	—	—	—	18	—	—	—	18
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	231	—	—	—	231
Other	—	—	—	—	—	—	1,301	—	—	—	1,301
Net (loss) attributable to common stock	—	—	—	—	—	—	—	—	(32,880)	—	(32,880)

Balance, December 31, 2003	—	—	115,499,775	—	1,067,750	—	1,071,701	(7,359)	(389,485)	(11,725)	663,132
Issuances of stock under ESPP	—	—	537,479	—	—	—	3,048	—	—	—	3,048
Conversion of Limited Vote Common Stock to common stock	—	—	55,970	—	(55,970)	—	—	—	—	—	—
Restricted stock activity	—	—	5,977	—	—	—	4,497	142	—	(2,928)	1,711
Stock options exercised	—	—	28,350	—	—	—	170	—	—	—	170
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	2,574	—	—	—	2,574
Other	—	—	—	—	—	—	1,806	—	—	—	1,806
Net (loss)	—	—	—	—	—	—	—	—	(9,194)	—	(9,194)

Balance, December 31, 2004	—	—	116,127,551	—	1,011,780	—	1,083,796	(7,217)	(398,679)	(14,653)	663,247
Issuances of stock under ESPP	—	—	674,759	—	—	—	4,284	—	—	—	4,284
Restricted stock activity	—	—	238,800	—	—	—	4,204	769	—	(2,834)	2,139
Stock options exercised	—	—	111,928	—	—	—	846	—	—	—	846
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	2,011	—	—	—	2,011
Other	—	—	—	—	—	—	1,654	—	—	—	1,654
Net income	—	—	—	—	—	—	—	—	29,557	—	29,557

Balance, December 31, 2005	—	$—	117,153,038	$—	1,011,780	$—	$1,096,795	$(6,448)	$(369,122)	$(17,487)	$703,738

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:
      Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta’s comprehensive services include designing, installing, repairing and maintaining network infrastructure.
      In the course of its operations, Quanta is subject to certain risk factors including, but not limited to, risks related to significant fluctuations in quarterly results, economic downturns, competition, use of estimates and assumptions in determining financial results, collectibility of receivables, being self-insured against potential liabilities or for claims that Quanta’s insurance carriers fail to pay, occupational health and safety matters, use of percentage-of-completion accounting, contract terms, rapid technological and structural changes in the industries Quanta serves, ability to provide surety bonds, replacing cancelled or completed contracts, acquisition integration and financing, dependence on key personnel, unionized workforce, availability of qualified employees, management of growth, operations in international markets, potential exposure to environmental liabilities, the pursuit of work in the government arena, the requirements of the Sarbanes-Oxley Act of 2002, access to capital, internal growth and operating strategies, recoverability of goodwill, identification and completion of acquisitions, the convertibility of Quanta’s convertible subordinated notes and anti-takeover measures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
      The consolidated financial statements of Quanta include the accounts of Quanta and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts
      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2005, Quanta has provided allowances for doubtful accounts of approximately $49.5 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties in recent years. Should any major customers continue to experience difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.
      During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with $6.0 million of the proceeds held by the buyer pending the resolution of certain preferential payment claims. The account receivable associated with the holdback is recorded in accounts and notes receivable as of December 31, 2005 as it is uncertain whether the balance will be collected within one year. Also included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. Quanta has agreed to long-term payment terms for this customer. The notes receivable due from this customer are partially secured. Quanta has provided allowances for a significant portion of these notes receivable due to a change in the economic viability of the plants securing them. The collectibility of these notes receivable may ultimately depend on the value of the collateral securing these notes receivable. As of December 31, 2005, the total balance due from these customers was $53.9 million, net of an allowance for doubtful accounts of $42.8 million.
      The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2004 and 2005 were approximately $30.9 million and $30.8 million, and are included in accounts receivable.
      Due to contractual provisions, certain balances, though the earnings process is complete, are not billable to customers until defined milestones are reached. These balances are considered to be unbilled receivables and are included in accounts receivable at year-end. At December 31, 2004 and 2005, these balances were approximately $41.8 million and $61.9 million.

Concentration of Credit Risk
      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain statutory lien rights with respect to services provided. No customer accounted for more than 10% of accounts receivable as of December 31, 2004 or 2005 or revenues for the years ended December 31, 2003, 2004 or 2005.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by Quanta at the lower of cost or market primarily using the first-in, first-out (FIFO) method.

Property and Equipment
      Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $59.5 million, $59.7 million and $55.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.
      Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses.
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

Debt Issuance Costs
      As of December 31, 2004 and 2005, capitalized debt issuance costs related to Quanta’s credit facility and the convertible subordinated notes were included in other assets, net and are being amortized into interest expense over the terms of the respective agreements. As of December 31, 2004 and 2005, capitalized debt issuance costs were $19.1 million with accumulated amortization of $6.7 million and $10.3 million. For the years ended December 31, 2003, 2004 and 2005, amortization expense was $3.5 million, $3.5 million and $3.6 million, respectively.

Goodwill and Other Intangibles
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” material amounts of recorded goodwill attributable to each of Quanta’s reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the above methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, absent impairment indicators, Quanta performs impairment tests annually during the fourth quarter. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from Quanta’s impairment test, therefore Quanta may record goodwill impairments in the future, even when the aggregate fair value of Quanta’s reporting units and Quanta as a whole may increase.
      During 2003, as part of our annual goodwill test for impairment, goodwill of $6.5 million was written off as a non-cash operating expense associated with the closure of one of our telecommunications businesses.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Year Ended December 31,

	2003	2004	2005

Balance, January 1	$393,759	$387,307	$387,307
Impairments	(6,452)	—	—

Balance, December 31,	$387,307	$387,307	$387,307

      Quanta has recorded an other intangible asset of $2.1 million related to certain customer relationships. The estimated life of this intangible asset is eight years with amortization expense of $0.3 million in each of the years ended December 31, 2003, 2004 and 2005, respectively, and accumulated amortization as of December 31, 2004 and 2005 was approximately $0.8 million and $1.1 million. Estimated annual amortization expense for future periods is approximately $0.3 million through December 31, 2009.

Revenue Recognition
      Quanta recognizes revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price contracts are recognized using the percentage-of-completion method measured by the percentage of costs incurred to date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate Quanta for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.
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

Self-Insurance
      As of December 31, 2005, Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence and for auto liability and workers compensation claims, subject to a deductible of $2.0 million per occurrence. Quanta also has a non-union employee health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2004 and December 31, 2005, the gross amounts accrued for self-insurance claims totaled $92.6 million and $99.5 million, with $56.3 million and $64.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2004 and December 31, 2005 were $7.0 million and $6.3 million, of which $4.1 million and $3.3 million are included in prepaid expenses and other current assets and $2.9 million and $3.0 million are included in other assets, net.
      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $4.7 million, and Quanta has recorded a receivable and corresponding liability for such amount as of December 31, 2005. However, Quanta’s estimate of the potential range of these future claim amounts is between $3.0 million and $8.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Fair Value of Financial Instruments
      The carrying values of cash and cash equivalents, accounts receivable, accounts payable, the credit facility and notes payable to various financial institutions approximate fair value. The fair value of the convertible subordinated notes is estimated based on quoted secondary market prices for these notes as of year-end. At December 31, 2004 and 2005, the fair value of Quanta’s 4.0% convertible subordinated notes of $172.5 million was approximately $164.7 million and $163.0 million. At December 31, 2004 and 2005, the fair value of Quanta’s 4.5% convertible subordinated notes of $270.0 million was approximately $297.3 million and $354.7 million.

Stock Based Compensation
      Through December 31, 2005, Quanta accounted for its stock-based compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award exists at the date of grant. SFAS No. 123 “Accounting for Stock Based Compensation,”

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. Companies can choose not to apply the accounting method under SFAS No. 123 and continue to apply the accounting method under APB No. 25; however, disclosure is required as to what net income and earnings per share would have been had SFAS No. 123 been followed.
      For the disclosure, the fair market value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The last stock option grant to an employee was in November 2002. The fair market value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during 2003, 2004 and 2005. During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various incentive programs. The expense recognition for the restricted stock awards is the same under APB Opinion No. 25 and SFAS No. 123 with expense being recognized in the financial statements. In addition, Quanta had an Employee Stock Purchase Plan (ESPP). SFAS No. 123 requires the inclusion of stock issued pursuant to the ESPP in the as adjusted disclosure. For the disclosure, compensation expense related to the ESPP approximates the difference between the fair value of Quanta’s common stock and the actual common stock purchase price. Had compensation expense for the 2001 Stock Incentive Plan and the ESPP been determined consistent with SFAS No. 123, Quanta’s net income (loss) and earnings (loss) per share would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Year Ended December 31,

	2003	2004	2005

Net income (loss) attributable to common stock as reported	$(32,880)	$(9,194)	$29,557
Add: stock-based employee compensation expense included in reported net income, net of tax	1,687	2,826	3,034
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,030)	(3,802)	(4,591)

Net income (loss) attributable to common stock —
As adjusted — basic and diluted	$(40,223)	$(10,170)	$28,000
Earnings (loss) per share —
As reported — basic	$(0.30)	$(0.08)	$0.26
As reported — diluted	$(0.30)	$(0.08)	$0.25
As adjusted — basic and diluted	$(0.36)	$(0.09)	$0.24
      The effects of applying SFAS No. 123 in the as adjusted disclosure may not be indicative of future amounts as additional stock compensation awards may or may not be awarded and, as discussed in Note 8, the ESPP was terminated in 2005. See Note 8 for additional discussion of Quanta’s stock incentive plans.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the consolidated statements of operations. This statement is effective for Quanta as of the beginning of the first quarter of 2006. SFAS No. 123(R) permits adoption using one of two methods: 1) a “modified prospective” method, in which compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date and 2) a “modified retrospective” method that includes the requirements above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of all prior periods presented. Quanta adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method. As discussed above, Quanta currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for stock option awards and stock issued pursuant to the ESPP. As Quanta has not issued stock options since 2002 and has terminated its ESPP, as discussed in Note 8, Quanta does not expect the adoption of SFAS No. 123(R) to have a significant impact on the Quanta’s results of operations. However, had Quanta adopted SFAS No. 123(R) in the periods presented, the impact on results of operations would have approximated the impact of SFAS No. 123 as presented above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which modifies the existing guidance on accounting for nonmonetary transactions to eliminate an exception under which certain exchanges of similar productive nonmonetary assets were not accounted for at fair value. SFAS No. 153 instead provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Quanta will adopt SFAS No. 153 in the first quarter of 2006, but Quanta does not anticipate that the adoption of SFAS No. 153 will have a material impact on Quanta’s financial position, results of operations or cash flows, as Quanta does not often enter into transactions for the exchange of nonmonetary assets.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Quanta will adopt the provisions of SFAS No. 154 beginning in fiscal year 2006; however as Quanta cannot anticipate changes in accounting principles, Quanta cannot estimate whether or not SFAS No. 154 will have a material impact on Quanta’s financial position, results of operations or cash flows.

3.	PER SHARE INFORMATION:
      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
weighted average number of shares used to compute the basic and diluted earnings (loss) per share for the years ended 2003, 2004 and 2005 is illustrated below (in thousands):

	Year Ended December 31,

	2003	2004	2005

NET INCOME (LOSS):
Net income (loss)	$(32,880)	$(9,194)	$29,557
Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—	—

Net income (loss) for diluted earnings (loss) per share	$(32,880)	$(9,194)	$29,557

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, if dilutive	110,906	114,441	115,756
Effect of dilutive stock options and restricted stock	—	—	878
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	110,906	114,441	116,634

      For the years ended December 31, 2003, 2004 and 2005, stock options for approximately 0.9 million, 0.7 million and 0.2 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the years ended December 31, 2003 and 2004, approximately 16,000 and 41,000 of stock options with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings per share because the effect of including them would be antidilutive. For the years ended December 31, 2003, 2004 and 2005, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share. For the years ended December 31, 2003 and 2004, 0.9 million and 0.7 million of non-vested restricted stock were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:
      Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,

	2003	2004	2005

Balance at beginning of year	$65,974	$73,680	$52,560
Charged to expense	19,890	359	1,988
Deductions for uncollectible receivables written off, net of recoveries	(12,184)	(21,479)	(5,029)

Balance at end of year	$73,680	$52,560	$49,519

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contracts in progress are as follows (in thousands):

	December 31,

	2004	2005

Costs incurred on contracts in progress	$469,757	$594,432
Estimated earnings, net of estimated losses	57,100	59,579

	526,857	654,011
Less — Billings to date	(495,931)	(629,966)

	$30,926	$24,045

Costs and estimated earnings in excess of billings on uncompleted contracts	$42,092	$38,053
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(11,166)	(14,008)

	$30,926	$24,045

      Property and equipment consists of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives in
	Years	2004	2005

Land	—	$3,597	$3,234
Buildings and leasehold improvements	5-30	15,236	14,999
Operating equipment and vehicles	5-25	550,809	537,428
Office equipment, furniture and fixtures	3-7	22,816	22,740

		592,458	578,401
Less — Accumulated depreciation and amortization		(277,475)	(291,795)

Property and equipment, net		$314,983	$286,606

      Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,

	2004	2005

Accounts payable, trade	$84,147	$102,164
Accrued compensation and related expenses	32,992	46,708
Accrued insurance	44,095	42,894
Accrued interest and fees	3,141	6,556
Federal and state taxes payable, including contingencies	21,778	22,833
Other accrued expenses	17,503	20,656

	$203,656	$241,811

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM OBLIGATIONS:
      Quanta’s long-term debt obligations consist of the following (in thousands):

	December 31,

	2004	2005

Credit facility	$20,800	$7,500
4.0% convertible subordinated notes	172,500	172,500
4.5% convertible subordinated notes	270,000	270,000
Notes payable to various financial institutions, interest ranging from 0.0% to 8.95%, secured by certain equipment and other assets	4,970	1,758
Capital lease obligations	2,329	585

	470,599	452,343
Less — Current maturities	(6,236)	(2,252)

Total long-term debt obligations	$464,363	$450,091

Credit Facility
      As of December 31, 2005, Quanta had a $182.0 million credit facility with various lenders. The credit facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million, on December 31 of each year until maturity.
      As of December 31, 2005, Quanta was required to maintain total borrowings outstanding under the letter of credit facility equal to the $147.0 million available through a combination of letters of credit or term loans. Quanta had approximately $139.3 million of letters of credit issued under the letter of credit facility and $7.5 million of the letter of credit facility outstanding as a term loan. The remaining $0.2 million was available for issuing new letters of credit. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued.
      Under the letter of credit facility, Quanta is subject to a fee of either 3.00% or 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account linked to the letter of credit facility do not earn interest equal to the London Interbank Offering Rate (LIBOR). Term loans under the letter of credit facility bear interest at a rate equal to either the Eurodollar Rate (as defined in the credit facility) or the Base Rate (as described below), in each case plus 3.00% or 3.25%, depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate. The weighted average interest rate for the years ended December 31, 2004 and 2005 associated with amounts outstanding under the term loan was 4.44% and 6.41%.
      As of December 31, 2005 Quanta had approximately $3.3 million of letters of credit issued under the revolving credit facility, and borrowing availability of $31.7 million under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant, in each case as specified in the credit facility. As of December 31, 2005, Quanta was in compliance with all of its covenants. However, other conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs, which for 2006 and in any fiscal year thereafter is an annual aggregate amount up to twenty-five percent of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings and Quanta’s continuing indemnity and security agreement with its surety.
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

4.0% Convertible Subordinated Notes
      As of December 31, 2005, Quanta had $172.5 million of 4.0% convertible subordinated notes outstanding. These 4.0% convertible subordinated notes are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the Securities and Exchange Commission (SEC). These 4.0% convertible subordinated notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% convertible subordinated notes at specified redemption prices, together with accrued and unpaid interest; however early redemption is prohibited by Quanta’s credit facility. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% convertible subordinated notes, holders of the 4.0% convertible subordinated notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes
      As of December 31, 2005, Quanta had $270.0 million of 4.5% convertible subordinated notes outstanding. These 4.5% convertible subordinated notes are convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% convertible subordinated notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.
      The 4.5% convertible subordinated notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof. The amount of any cash that Quanta delivers will be determined based on the principal amount of the notes converted divided by the conversion price multiplied by the average trading price of Quanta’s common stock. The maximum number of shares of common stock that could be issued under these circumstances is equal to the principal amount of the notes divided by the conversion price. During the fourth quarter of 2005, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on March 31, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.
      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% convertible subordinated notes at the principal amount thereof plus accrued and unpaid interest; however early redemption is prohibited by Quanta’s credit facility. The holders of the 4.5% convertible subordinated notes may require Quanta to repurchase all or some of the notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% convertible subordinated notes carry cross-default provisions with Quanta’s credit facility and any of Quanta’s other debt instruments exceeding $10.0 million in borrowings.

Loss on Early Extinguishment of Debt
      During the year ended December 31, 2003, Quanta recognized a $35.1 million loss on early extinguishment of debt relating to the termination of a former credit facility and the retirement of certain other debt. Included in this amount are a make-whole prepayment premium of $31.3 million, write-off of unamortized debt issuance costs of $3.3 million and other related costs of $0.5 million.

Maturities
      The maturities of long-term debt obligations, excluding capital leases, as of December 31, 2005, are as follows (in thousands):

Year Ending December 31 —
2006	$1,667
2007	172,591
2008	277,500
2009	—
2010	—

$451,758

      See discussion of capital leases in Note 11.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME TAXES:
      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,

	2003	2004	2005

Federal —
Current	$(43,446)	$6,555	$10,747
Deferred	26,970	(9,623)	10,034
State and foreign taxes —
Current	(1,618)	3,074	3,146
Deferred	14	(3,457)	(1,237)

	$(18,080)	$(3,451)	$22,690

      The actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,

	2003	2004	2005

Provision (benefit) at the statutory rate	$(18,574)	$(4,426)	$18,286
Increases (decreases) resulting from —
State and foreign taxes	(2,357)	(424)	1,101
Contingency reserves	—	1,025	1,566
Non-deductible expenses	2,026	1,811	1,940
Valuation allowance	825	(1,192)	(203)
Adjustment of prior years’ tax liabilities	—	(245)	—

	$(18,080)	$(3,451)	$22,690

      Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,

	2004	2005

Deferred income tax liabilities —
Property and equipment	$(95,440)	$(83,433)
Book/tax accounting method difference	(21,827)	(19,857)

Total deferred income tax liabilities	(117,267)	(103,290)
Deferred income tax assets —
Allowance for doubtful accounts and other reserves	8,109	8,175
Goodwill	30,080	22,541
Accrued expenses	31,515	42,109
Net operating loss carryforwards	41,207	13,817
Inventory and other	5,162	6,454

Subtotal	116,073	93,096
Valuation allowance	(10,507)	(10,304)

Total deferred income tax assets	105,566	82,792

Total net deferred income tax liabilities	$(11,701)	$(20,498)

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,

	2004	2005

Current deferred income taxes:
Assets	$25,052	$29,502
Liabilities	(21,827)	(19,857)

	3,225	9,645

Non-current deferred income taxes:
Assets	80,514	53,290
Liabilities	(95,440)	(83,433)

	(14,926)	(30,143)

	$(11,701)	$(20,498)

      The current deferred income tax assets, net of current deferred income tax liabilities, are included in prepaid expenses and other current assets.
      At December 31, 2005, Quanta had federal net operating loss carryforwards, the tax effect of which is approximately $0.4 million. These carryforwards, which may provide future tax benefits, begin to expire in 2020. Quanta also had state net operating loss carryforwards, the tax effect of which is approximately $13.4 million. These carryforwards will expire as follows: 2006, $0.1 million; 2007, $0.6 million; 2008, $1.1 million; 2009, $0.8 million; 2010, $0.6 million and $10.2 million thereafter.
      In assessing the value of deferred tax assets, Quanta considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, Quanta provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value.
      Quanta has received refund claims in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carryback of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s claims for refund. As a result, Quanta is currently under audit for tax years 2000, 2001 and 2002 and has been notified that the IRS intends to audit 2003 and 2004. Quanta fully cooperates with all audits, but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. As of December 31, 2004 the amounts accrued for tax contingencies totaled $59.4 million, with $38.8 considered to be long-term and included in other non-current liabilities. As of December 31, 2005, the amounts accrued for tax contingencies totaled $67.5 million, with $46.8 considered to be long-term and included in other non-current liabilities. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.
      During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit potentially favorable federal income tax treatment related to certain of Quanta’s construction-related activities. However, Quanta does not currently expect any significant benefit from the new law for 2005.

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
      In connection with its investment, First Reserve received a pre-emptive right to purchase shares of common stock upon Quanta’s issuance of shares to third parties as long as First Reserve owned at least 10% of Quanta’s outstanding voting stock. During 2003, First Reserve acquired 1,201,128 shares pursuant to such right. This pre-emptive right expired in 2005.

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

Limited Vote Common Stock
      The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the board of directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 2003, 16,000 shares and in 2004, 55,970 shares of Limited Vote Common Stock were converted to common stock. No shares of Limited Vote Common Stock were converted to common stock during the year ended December 31, 2005.

Treasury Stock
      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 69 shares in 2003, 342,261 shares in 2004 with a total market value of $2.9 million, and 350,037 shares in 2005 with a total market value of $2.8 million of previously granted restricted stock for settlement of employee tax liabilities pursuant to the 2001 Stock Incentive Plan discussed in Note 8, and these shares were accounted for as treasury stock.

Deferred Compensation
      Pursuant to the 2001 Stock Incentive Plan discussed in Note 8, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Stock Incentive Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, generally over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. Upon issuance of the restricted stock, an unamortized compensation expense equivalent to the market value of the shares on the

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of grant is charged to stockholders’ equity and is amortized over the restriction period as non-cash compensation expense, typically three years. If shares of restricted stock are cancelled during a given period, any remaining unamortized deferred compensation expense related to the issuance and any non-cash compensation expense previously recognized on the cancelled shares is reversed against additional paid-in capital.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes option activity under the 2001 Stock Incentive Plan for the years ended December 31, 2003, 2004 and 2005 (shares in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding at December 31, 2002	8,775	21.04
Granted	—	—	$—
Exercised	(3)	5.70
Forfeited and canceled	(7,356)	22.58

Outstanding at December 31, 2003	1,416	13.24
Granted	—	—	$—
Exercised	(28)	5.98
Forfeited and canceled	(264)	21.28

Outstanding at December 31, 2004	1,124	11.50
Granted	—	—	$—
Exercised	(112)	7.49
Forfeited and canceled	(93)	19.09

Outstanding at December 31, 2005	919	11.29

Options exercisable at —
December 31, 2003	1,300	12.79
December 31, 2004	1,082	11.42
December 31, 2005	906	11.33
      Generally, options exercisable are based on term vesting periods as outlined in each option agreement. The majority of Quanta’s options were issued with a four year vesting term.
      The following table summarizes information for outstanding options at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted	Weighted	Number of	Weighted
	Number of	Average	Average	Options	Average
	Options	Contractual	Exercise	Exercisable as	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	of 12/31/05	Price

$ 0.0000-$ 6.1500	409	2.3	$5.85	405	$5.88
$ 6.1501-$12.3000	321	3.2	$9.12	313	$9.07
$12.3001-$18.4500	18	3.9	$16.70	17	$16.75
$18.4501-$24.6000	84	3.9	$21.38	84	$21.38
$24.6001-$30.7500	38	5.0	$27.12	38	$27.12
$30.7501-$36.9000	22	5.1	$33.60	22	$33.60
$36.9001-$43.0500	1	4.7	$38.18	1	$38.18
$43.0501-$49.2000	26	4.4	$44.43	26	$44.43

	919			906

      On January 21, 2003, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options, with an exercise price of $10.00 or more, for restricted shares of Quanta’s common stock at an exchange ratio of one share of restricted stock for every 2.24 option shares tendered. Of

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the eligible options pursuant to the offer, 520,267 options were not exchanged. Of those options, 5,997 remain outstanding and unvested as of December 31, 2005, and are subject to variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $12.85. To the extent that Quanta’s stock price exceeds the exercise price of an unvested eligible option that was not exchanged, the difference will be recorded as a non-cash compensation charge with an offset to additional paid-in capital. The non-cash compensation charge was immaterial for the year ended December 31, 2005.

Restricted Stock
      As discussed above, Quanta offered eligible employees and consultants the opportunity to exchange certain outstanding stock options for restricted shares of Quanta’s common stock. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer typically vests over three years, assuming the employee or consultant continues to meet the requirements for vesting. On March 10, 2003, Quanta accepted for exchange and cancelled eligible options to purchase an aggregate of 6,769,483 shares of its common stock. Pursuant to the 2001 Stock Incentive Plan discussed above, Quanta granted 3,431,354 shares, 799,510 shares, and 726,564 shares of restricted stock with a weighted average grant price of $3.10, $7.02 and $7.58, respectively, during the years ended December 31, 2003, 2004 and 2005. As of December 31, 2003, 2004 and 2005, 3.2 million, 2.4 million and 1.9 million shares of unvested restricted stock were outstanding. The non-cash compensation expense recognized with respect to all restricted stock grants during the years ended December 31, 2003, 2004 and 2005 was approximately $2.8 million, $4.6 million, and $5.0 million, respectively.

Employee Stock Purchase Plan
      An Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors of Quanta and was approved by the stockholders of Quanta in May 1999. The purpose of the ESPP was to provide an incentive for employees of Quanta and any Participating Company (as defined in the ESPP) to acquire or increase a proprietary interest in Quanta through the purchase of shares of Quanta’s common stock. The ESPP was intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the ESPP were construed in a manner consistent with the requirements of that section of the Code. The ESPP was administered by a committee, appointed from time to time, by the board of directors. The ESPP was not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. During 2003, 2004 and 2005, respectively, Quanta issued a total of 1,148,632 shares, 537,479 shares and 674,759, respectively, pursuant to the ESPP. During 2005, the ESPP was terminated. The termination of Quanta’s ESPP does not affect purchase rights previously granted under Quanta’s ESPP.

9.	EMPLOYEE BENEFIT PLANS:

Union’s Multi-Employer Pension Plans
      In connection with its collective bargaining agreements with various unions, Quanta participates with other companies in the unions’ multi-employer pension plans. These plans cover all of Quanta’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. Quanta has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to Quanta, and the amounts, if any, for which Quanta may be contingently liable, are not ascertainable at this time. Contributions

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to all union multi-employer pension plans by Quanta were approximately $41.8 million, $46.2 million and $50.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

401(k) Plan
      Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching cash contribution of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $6.0 million, $5.5 million and $5.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

10.	RELATED PARTY TRANSACTIONS:
      Aquila Inc. (Aquila) had made investments in Quanta, which were sold during 2003. Quanta had transactions in the normal course of business with Aquila during 2003. Subsequent to the initial investment by Aquila, revenues from Aquila in 2003 were approximately $15.4 million.
      Certain of Quanta’s subsidiaries have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have a term of five years. Related party lease expense for the years ended December 31, 2003, 2004 and 2005 was approximately $3.2 million, $3.0 million and $3.2 million, respectively.

11.	COMMITMENTS AND CONTINGENCIES:

Leases
      Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 10. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2005 (in thousands):

	Capital	Operating
	Leases	Leases

Year Ending December 31 —
2006	$596	$20,643
2007	—	14,469
2008	—	12,716
2009	—	10,931
2010	—	9,119
Thereafter	—	9,232

Total minimum lease payments	596	$77,110

Less — Amounts representing interest	11

Present value of minimum lease payments	585
Less — Current portion	585

Total long-term obligations	$—

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense related to operating leases was approximately $48.5 million, $51.8 million and $64.5 million for the years ended December 31, 2003, 2004 and 2005, respectively. Assets under capital leases are included as part of property and equipment.
      Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2005, the maximum guaranteed residual value was approximately $90.8 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Litigation
      Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s financial position, results of operations or cash flows.

Performance Bonds
      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of December 31, 2005, the total amount of outstanding performance bonds was approximately $577.2 million.

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

Other
      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with companies previously acquired or disposed of by Quanta. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2005, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.
      As of December 31, 2005, Quanta has agreed to issue up to $4.5 million in additional letters of credit during 2006 relating to Quanta’s casualty insurance programs.

QUANTA SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	QUARTERLY FINANCIAL DATA (UNAUDITED):
      The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2004 and 2005 (in thousands, except per share information).

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2004:
Revenues	$354,997	$389,194	$463,077	$419,242
Gross profit	26,724	46,341	58,425	49,901
Net income (loss)	(11,694)	(3,492)	4,156	1,836
Basic and diluted earnings (loss) per share	$(0.10)	$(0.03)	$0.04	$0.02
2005:
Revenues	$372,505	$439,287	$523,340	$523,494
Gross profit	36,092	53,816	80,173	86,667
Net income (loss)	(5,128)	3,343	12,880	18,462
Basic earnings (loss) per share	$(0.04)	$0.03	$0.11	$0.16
Diluted earnings (loss) per share	$(0.04)	$0.03	$0.11	$0.15
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

	Years Ended December 31,

	2003	2004	2005

	(In thousands)
Electric power and gas network services	$979,140	$1,052,352	$1,240,916
Telecommunications and cable television network services	359,785	273,254	289,794
Ancillary services	303,928	300,904	327,916

	$1,642,853	$1,626,510	$1,858,626

      Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $15.1 million, $22.8 million and $25.7 million of its revenues from foreign operations during 2003, 2004 and 2005, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There have been no changes in or disagreements with accountants on accounting and financial disclosure within the meaning of Item 304(b) of Regulation S-K.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of December 31, 2005. Based on their evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Internal Control Over Financial Reporting
      Management’s report on internal control over financial reporting can be found in Item 8 of this report. The independent registered public accounting firm’s report on the financial statements, management’s assessment of the effectiveness of our internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting, can also be found in Item 8 of this report.
      There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
      There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report that was not reported, whether or not otherwise required by this Form 10-K.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      Information regarding officers and directors of Quanta required by Items 401(a)-(f) of Regulation S-K is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act and Quanta’s adoption of a code of ethics required by Items 405 and 406 of Regulation S-K is incorporated by reference to the information set forth in Quanta’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
      Quanta has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this report, the members of the Audit Committee were James R. Ball, Bernard Fried and Worthing F. Jackman. Mr. Ball is Chairman of the Audit Committee. The Company’s Board of Directors has determined that each of the members of the Audit Committee is “independent” within the meaning of the NYSE corporate governance listing standards and that Messrs. Fried and Jackman are “audit committee financial experts,” as that term is defined in Item 401(h)(2) of Regulation S-K.

ITEM 11.	Executive Compensation
      The information required by this item is incorporated by reference to “Executive Compensation and Other Matters” set forth in our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” set forth in our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to “Transactions Involving Certain Officers, Directors and Stockholders” set forth in our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to “Audit Fees” set forth in our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      The following financial statements, schedules and exhibits are filed as part of this Report
      (1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 39 of this Report.
      (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.
      (3) Exhibits
EXHIBIT INDEX

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)
10	.2*	—	Amendment No. 1 to 1999 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (No. 333-86375) filed August 20, 2004 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10.5		—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.6*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.7*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-3831) filed March 21, 2002 and incorporated herein by reference)
10	.8*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.9*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.10*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.11*	—	Employment Agreement dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (No. 001-13831) filed November 9, 2004 and incorporated herein by reference)
10	.12*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.13*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.15		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.19		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10	.21*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.22		—	Amendment to No. 2 to Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.23*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.24*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

Exhibit
No.			Description

10	.25*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.26		—	Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.53 to the Company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)
10.27		—	First Amendment to Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10.28		—	Second Amendment to Credit Agreement dated as of March 14, 2005 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.29		—	Security Agreement dated as of December 19, 2003 among the Pledgors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.54 to the Company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)
10.30		—	Pledge Agreement dated as of December 19, 2003 among the Debtors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.55 to the Company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)
10	.31*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10.32		—	Underwriting Agreement dated September 30, 2004 among Quanta Services, Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC, First Albany Capital Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed October 1, 2004 and incorporated herein by reference)
10.33		—	Underwriting Agreement dated December 9, 2004 among Quanta Services, Inc., First Reserve Fund IX, L.P. and J.P. Morgan Securities Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed December 13, 2004 and incorporated herein by reference)
10.34		—	Director Compensation Summary to be effective as of the 2005 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 7, 2004 and incorporated herein by reference)
10	.35*	—	2005 Incentive Bonus Plan (previously filed as Exhibit 10.35 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.36		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.37		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.38*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)

Exhibit
No.		Description

21.1	—	Subsidiaries (filed herewith)
23.1	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 2, 2006.

QUANTA SERVICES, INC.

By:	/s/ JOHN R. COLSON

John R. Colson
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 2, 2006.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President, Controller and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Director

/s/ GARY A. TUCCI Gary A. Tucci	Director

/s/ JOHN R. WILSON John R. Wilson	Director

EXHIBIT INDEX

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 0001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)
10	.2*	—	Amendment No. 1 to 1999 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (No. 333-86375) filed August 20, 2004 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10.5		—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.6*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.7*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-3831) filed March 21, 2002 and incorporated herein by reference)
10	.8*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.9*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10	.10*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.11*	—	Employment Agreement dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (No. 001-13831) filed November 9, 2004 and incorporated herein by reference)
10	.12*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.13*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10.15		—	Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of May 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 22, 2002 and incorporated herein by reference)
10.19		—	Consent Letter dated October 15, 2002 between Quanta Services, Inc. and Aquila, Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed October 22, 2002 and incorporated herein by reference)
10	.21*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10.22		—	Amendment to No. 2 to Settlement and Governance Agreement between Quanta Services, Inc. and Aquila, Inc. dated as of April 10, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.23*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.24*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.25*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10.26		—	Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.53 to the Company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)
10.27		—	First Amendment to Credit Agreement dated as of December 19, 2003 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10.28		—	Second Amendment to Credit Agreement dated as of March 14, 2005 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10.29		—	Security Agreement dated as of December 19, 2003 among the Pledgors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.54 to the Company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)
10.30		—	Pledge Agreement dated as of December 19, 2003 among the Debtors identified therein and Bank of America, N.A., as administrative agent for the Lenders (previously filed as Exhibit 10.55 to the Company’s 2003 Form 10-K (No. 001-13831) filed March 15, 2004 and incorporated herein by reference)
10	.31*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10 -Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10.32		—	Underwriting Agreement dated September 30, 2004 among Quanta Services, Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC, First Albany Capital Inc. and First Reserve Fund IX, L.P. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed October 1, 2004 and incorporated herein by reference)
10.33		—	Underwriting Agreement dated December 9, 2004 among Quanta Services, Inc., First Reserve Fund IX, L.P. and J.P. Morgan Securities Inc. (previously filed as Exhibit 1.1 to the Company’s Form 8-K (No. 001-13831) filed December 13, 2004 and incorporated herein by reference)
10.34		—	Director Compensation Summary to be effective as of the 2005 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 7, 2004 and incorporated herein by reference)
10	.35*	—	2005 Incentive Bonus Plan (previously filed as Exhibit 10.35 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.36		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.37		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.38*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21.1		—	Subsidiaries (filed herewith)
23.1		—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1		—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements