Form 10-Q
period 2006-03-31
QUANTA SERVICES INC
filed 2006-05-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
(713) 629-7600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      117,518,062 shares of Common Stock were outstanding as of May 1, 2006. As of the same date, 999,281 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES
INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 6.	Exhibits	32
Signature		33
2006 Incentive Bonus Plan
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO and CFO pursuant to Section 906

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	March 31,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$304,267	$284,763
Accounts receivable, net of allowances of $6,566 and $5,026, respectively	431,584	447,096
Costs and estimated earnings in excess of billings on uncompleted contracts	38,053	47,025
Inventories	25,717	28,140
Prepaid expenses and other current assets	31,389	28,737

Total current assets	831,010	835,761
Property and equipment, net	286,606	286,565
Accounts and notes receivable, net of an allowance of $42,953, respectively	15,229	15,922
Other assets, net	33,583	33,952
Goodwill and other intangibles, net	388,357	388,292

Total assets	$1,554,785	$1,560,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,252	$2,242
Accounts payable and accrued expenses	241,811	236,335
Billings in excess of costs and estimated earnings on uncompleted contracts	14,008	17,286

Total current liabilities	258,071	255,863
Long-term debt, net of current maturities	7,591	4,549
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	142,885	144,132

Total liabilities	851,047	847,044

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 118,771,776 and 119,462,103 shares issued and 117,153,038 and 117,487,417 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 and 999,281 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,096,795	1,097,113
Deferred compensation	(6,448)	—
Accumulated deficit	(369,122)	(361,264)
Treasury stock, 1,618,738 and 1,974,686 common shares, at cost	(17,487)	(22,401)

Total stockholders’ equity	703,738	713,448

Total liabilities and stockholders’ equity	$1,554,785	$1,560,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2006

Revenues	$372,505	$496,494
Cost of services (including depreciation)	336,413	437,046

Gross profit	36,092	59,448
Selling, general and administrative expenses	42,462	42,275

Income (loss) from operations	(6,370)	17,173
Other income (expense)
Interest expense	(6,018)	(5,884)
Interest income	1,519	2,979
Other, net	165	148

Income (loss) before income tax provision (benefit)	(10,704)	14,416
Provision (benefit) for income taxes	(5,576)	6,558

Net income (loss)	$(5,128)	$7,858

Earnings (loss) per share:
Basic	$(0.04)	$0.07

Diluted	$(0.04)	$0.07

Shares used in computing earnings (loss) per share:
Basic	115,229	116,525

Diluted	115,229	117,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2006

Cash Flows from Operating Activities:
Net income (loss)	$(5,128)	$7,858
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	14,215	12,680
Loss (gain) on sale of property and equipment	166	(463)
Provision for doubtful accounts	421	98
Deferred income tax provision (benefit)	(8,013)	1,903
Non-cash stock-based compensation	1,238	1,449
Tax benefit from stock-based equity awards	—	(4,358)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	16,916	(16,303)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,863)	(8,972)
Inventories	(4,143)	(2,423)
Prepaid expenses and other current assets	(1,411)	59
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	4,626	(3,851)
Billings in excess of costs and estimated earnings on uncompleted contracts	56	3,278
Other, net	(116)	(397)

Net cash provided by (used in) operating activities	9,964	(9,442)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	562	1,606
Additions of property and equipment	(12,220)	(13,591)

Net cash used in investing activities	(11,658)	(11,985)

Cash Flows from Financing Activities:
Payments under credit facility	(10,300)	(3,000)
Proceeds from other long-term debt	127	1,478
Payments on other long-term debt	(1,227)	(1,530)
Issuances of stock, net of offering costs	1,530	—
Debt issuance and amendments costs	(41)	—
Tax benefit from stock-based equity awards	—	4,358
Exercise of stock options	47	617

Net cash provided by (used in) financing activities	(9,864)	1,923

Net Decrease in Cash and Cash Equivalents	(11,558)	(19,504)
Cash and Cash Equivalents, beginning of period	265,560	304,267

Cash and Cash Equivalents, end of period	$254,002	$284,763

Supplemental Disclosure of Cash Flow Information
Interest paid	$(363)	$(3,662)
Income taxes paid	$(1,083)	$(1,247)
Income tax refunds	$262	$105
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES INC. AND SUBSIDIARIES
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
      Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 2, 2006.

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

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts
      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2006, Quanta has provided allowances for doubtful accounts of approximately $48.0 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.
      During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with $6.0 million of the proceeds held by the buyer pending the resolution of certain preferential payment claims. The account receivable associated with the holdback is recorded in accounts and notes receivable as of March 31, 2006 as it is uncertain whether the balance will be collected within one year. Also included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During the first quarter of 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. The final collection of amounts owed Quanta are subject to further legal proceedings; however, Quanta has provided allowances for a significant portion of these notes receivable. As of March 31, 2006, the total balance due from this customer was $47.9 million, with an allowance for doubtful accounts of $42.8 million.

Concentration of Credit Risk
      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain statutory lien rights with respect to services provided. No customer accounted for more than 10% of accounts receivable as of December 31, 2005 and March 31, 2006 or revenues for the three months ended March 31, 2005 and March 31, 2006.

Goodwill and Other Intangibles
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” goodwill attributable to each of Quanta’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the above methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis, absent impairment indicators, Quanta performs impairment tests annually during the fourth quarter. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from Quanta’s impairment test, therefore Quanta may record goodwill impairments in the future, even when the aggregate fair value of Quanta’s reporting units and Quanta as a whole may increase. Any future impairment adjustments would be recognized as operating expenses.

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
      Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, and Quanta maintains an allowance for tax contingencies that Quanta believes is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize deferred tax assets to the extent estimated.

2.	STOCK-BASED COMPENSATION:
      Effective January 1, 2006, Quanta adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date they are granted. The resulting compensation cost is recognized over the service period of each award. In accordance with the modified prospective method of adoption, Quanta has not adjusted consolidated financial statements for prior periods.
      Prior to January 1, 2006, Quanta accounted for its stock-based compensation awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense was recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award existed at the date of grant. SFAS No. 123 “Accounting for Stock Based Compensation,” which encouraged companies to account for stock-based compensation awards based on the fair value of the awards at the date they were granted, required disclosure as to what net income and earnings per share would have been had SFAS No. 123 been followed. Had compensation expense for the 2001 Stock Incentive Plan and the Employee Stock Purchase Plan, which was terminated in 2005, been determined consistent with SFAS No. 123, Quanta’s net income (loss) and earnings (loss) per share for the three months ended March 31, 2005 would have been reduced to the following as adjusted amounts (in thousands, except per share information):

Three Months
Ended
March 31, 2005

Net loss as reported	$(5,128)
Add: stock-based employee compensation expense included in reported net loss, net of tax	1,238
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,397)

Net loss —
As adjusted — basic and diluted	$(5,287)

Loss per share —
As reported — basic and diluted	$(0.04)
As adjusted — basic and diluted	$(0.05)
      Beginning January 1, 2006, Quanta accounted for stock options in accordance with SFAS No. 123(R), however, the effect of expensing the fair value of the stock options did not have a material impact on Quanta’s financial position or results of operations, as the number of unvested shares remaining is not significant. Certain disclosures required under SFAS No. 123(R) have been omitted due to immateriality.
      The actual tax benefit realized for the tax deductions from option exercises totaled approximately $0.2 million for the three months ended March 31, 2006. This tax benefit is reported as a cash inflow from financing activities and a cash outflow from operating activities for the three months ended March 31, 2006, as

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required by SFAS No. 123(R), and as stated above, prior periods have not been adjusted in accordance with the modified prospective method of application.

Restricted Stock
      During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various incentive programs. Pursuant to the 2001 Stock Incentive Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Stock Incentive Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, generally over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. During the three months ended March 31, 2005 and 2006, Quanta granted approximately 0.6 million and 0.6 million shares of restricted stock with a weighted average grant date price of $7.39 and $13.73. Approximately 1.0 million and 1.1 million shares vested during the three months ended March 31, 2005 and 2006 with a total fair value of $7.9 million and $15.4 million. A summary of Quanta’s restricted stock activity for the three months ended March 31, 2006 is as follows (in thousands, except fair value amounts):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	1,904	$5.70
Granted	628	$13.73
Vested	(1,116)	$4.53
Forfeited	(21)	$7.57

Nonvested at March 31, 2006	1,395	$10.22

      During the three months ended March 31, 2005 and 2006, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $1.2 million and $1.4 million and a related income tax benefit of $0.5 million and $0.6 million. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. The adoption of SFAS No. 123(R) requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta used historical cancellation data to estimate the forfeiture rate. The effect of estimating forfeitures in determining the period expense, rather than recording forfeitures as they actually occurred, was not significant.
      During the three months ended March 31, 2005 and 2006, the actual tax benefit realized for the tax deductions from vested restricted stock totaled approximately $1.4 million and $4.0 million. The tax benefit for the quarter ended March 31, 2006 is reported as a cash inflow from financing activities and a cash outflow from operating activities, as required by SFAS No. 123(R), and as stated above, prior periods have not been adjusted in accordance with the modified prospective method of application.
      Total unrecognized compensation cost related to nonvested restricted stock granted to both employees and non-employees was $12.3 million as of March 31, 2006. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years. The estimate of unrecognized compensation cost uses the expected forfeiture rate, and to the extent that Quanta revises that estimate in the future, the estimate does not necessarily represent the value that will ultimately be realized as compensation expense. As of December 31, 2005, unrecognized compensation expense related to nonvested shares of restricted stock granted to employees was recorded as deferred compensation in stockholders’ equity. As part of the adoption of SFAS No. 123(R), $6.4 million of deferred compensation was reversed against additional paid-in capital.

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	PER SHARE INFORMATION:
      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and 2006 is illustrated below (in thousands):

	Three Months Ended
	March 31,

	2005	2006

NET INCOME (LOSS):
Net income (loss)	$(5,128)	$7,858
Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—

Net income (loss) for diluted earnings (loss) per share	$(5,128)	$7,858

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, if dilutive	115,229	116,525
Effect of dilutive stock options and restricted stock	—	533
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	115,229	117,058

      For the three months ended March 31, 2005 and 2006, approximately 0.7 million and 0.2 million stock options were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2005, approximately 0.1 million stock options with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive. For the three months ended March 31, 2005, 0.3 million shares of nonvested restricted stock were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive. For the three months ended March 31, 2005 and 2006, the effect of assuming conversion of the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

4.	DEBT:

Credit Facility
      As of March 31, 2006, Quanta had a $182.0 million credit facility with various lenders. The credit facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million, on December 31 of each year until maturity.
      As of March 31, 2006, Quanta was required to maintain total borrowings outstanding under the letter of credit facility equal to the $147.0 million available through a combination of letters of credit or term loans. Quanta had approximately $141.6 million of letters of credit issued under the letter of credit facility and

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4.5 million of the letter of credit facility outstanding as a term loan. The remaining $0.9 million was available for issuing new letters of credit. In the event that Quanta desires to issue additional letters of credit under the letter of credit facility, Quanta is required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued.
      Under the letter of credit facility, Quanta is subject to a fee of either 3.00% or 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account linked to the letter of credit facility do not earn interest equal to the London Interbank Offering Rate (LIBOR). Term loans under the letter of credit facility bear interest at a rate equal to either the Eurodollar Rate (as defined in the credit facility) or the Base Rate (as described below), in each case plus 3.00% or 3.25%, depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate. The weighted average interest rate for the three months ended March 31, 2005 and 2006 associated with amounts outstanding under the term loan was 5.58% and 7.50%.
      As of March 31, 2006, Quanta had approximately $3.2 million of letters of credit issued under the revolving credit facility, and borrowing availability of $31.8 million under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest at our option at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of Quanta’s total funded debt to EBITDA. If Quanta chooses to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. Quanta is also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the revolving credit facility. For purposes of calculating the foregoing ratios, Quanta’s total funded debt is reduced by all cash and cash equivalents held by Quanta in excess of $25.0 million.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to EBITDA ratio and the maximum senior debt to EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents held by Quanta in excess of $25.0 million. As of March 31, 2006, Quanta was in compliance with all of its covenants. However, conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs, which for 2006 and in any fiscal year thereafter is an annual aggregate amount up to 25% of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. These limits were increased by the amendment to the credit facility on April 26, 2006, which is described below. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings and Quanta’s continuing indemnity and security agreement with its surety.
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

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations under the credit facility constitute designated senior indebtedness under its 4.0% and 4.5% convertible subordinated notes.
      On April 26, 2006, Quanta amended its credit facility to, among other things, permit the issuance of Quanta’s 3.75% convertible subordinated notes, as described in Note 8, permit Quanta to repurchase or redeem any or all of its outstanding $172.5 million principal amount of 4.0% convertible subordinated notes prior to their maturity on July 1, 2007, and permit the payment of dividends and the repurchase of shares of its common stock in an aggregate amount of up to $75.0 million, in addition to dividends and stock repurchases previously permitted in an aggregate amount of up to 25% of Quanta’s consolidated net income for the prior fiscal year.
      Quanta is currently engaged in discussions with respect to a proposed $225.0 million senior secured revolving credit facility that would amend and restate or replace Quanta’s existing credit facility. As of March 31, 2006, Quanta had $2.8 million in deferred financing costs associated with Quanta’s existing credit facility, the expensing of all or a portion of which may be accelerated depending on the outcome of these negotiations.

4.0% Convertible Subordinated Notes
      As of March 31, 2006, Quanta had $172.5 million of 4.0% convertible subordinated notes (4.0% Notes) outstanding. These 4.0% Notes are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof were registered by Quanta in a registration statement filed with the SEC. These 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% Notes, holders of the 4.0% Notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Quanta intends to use the net proceeds from its offering of 3.75% convertible subordinated notes described in Note 8, together with existing cash, to repurchase, through a tender offer, all or a portion of the 4.0% Notes. Quanta intends to commence the tender offer for the 4.0% Notes in the near term, but Quanta cannot be certain that the tender offer will be successful or that all or any portion of the 4.0% Notes will be tendered for repurchase. As of March 31, 2006, Quanta had $1.1 million of deferred financing costs associated with the 4.0% Notes, the expensing of all or a portion of which may be accelerated upon repurchase of the 4.0% Notes.

4.5% Convertible Subordinated Notes
      As of March 31, 2006, Quanta had $270.0 million of 4.5% convertible subordinated notes (4.5% Notes) outstanding. These 4.5% Notes are convertible into shares of Quanta’s common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.
      The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash determined in accordance with the terms of the indenture under which the notes were issued. During the three months ended March 31, 2006, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on June 30, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.
      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest; however early redemption is prohibited by Quanta’s credit facility. The holders of the 4.5% Notes may require Quanta to repurchase all or some of the notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% Notes carry cross-default provisions with Quanta’s other debt instruments exceeding $10.0 million in borrowings, which includes Quanta’s existing credit facility.

5.	STOCKHOLDERS’ EQUITY:

Deferred Compensation
      Prior to the adoption of SFAS 123(R), effective January 1, 2006, discussed previously, upon issuance of the restricted stock, pursuant to the 2001 Stock Incentive Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as deferred compensation and amortized over the restriction period as non-cash compensation expense. Effective with the adoption of SFAS 123(R), deferred compensation is no longer recorded and the amount recorded as of December 31, 2005, $6.4 million, has been reversed against additional paid in capital.

Treasury Stock
      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first quarter of 2006, Quanta withheld 355,948 shares with a total market value of $4.9 million, to satisfy the tax withholding obligations, and these shares were accounted for as treasury stock.

6.	SEGMENT INFORMATION:
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

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above.

	Three Months Ended
	March 31,

	2005	2006

	(In thousands)
Electric power and gas network services	$246,112	$329,685
Telecommunications and cable television network services	54,347	68,601
Ancillary services	72,046	98,208

	$372,505	$496,494

      Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $4.8 million and $18.7 million of its revenues from foreign operations during the three months ended March 31, 2005, and 2006, and property and equipment in the amount of $3.2 million and $4.7 million are located in foreign countries as of March 31, 2005 and 2006.

7.	COMMITMENTS AND CONTINGENCIES:

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

Self-Insurance
      As of March 31, 2006, Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence and for auto liability and workers compensation claims, subject to a deductible of $2.0 million per occurrence. Quanta also has a non-union employee health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2005 and March 31, 2006, the gross amount accrued for self-insurance claims totaled $99.5 million and $102.5 million, with $64.4 million and $64.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2005 and March 31, 2006 were $6.3 million and $7.6 million, of which $3.3 million and $2.9 million are included in prepaid expenses and other current assets and $3.0 million and $4.7 million are included in other assets, net.
      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $4.0 million, and Quanta has recorded a receivable and corresponding liability for such amount as of March 31, 2006. However, Quanta’s estimate of the potential range of these future claim amounts is between $3.0 million and $9.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds
      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of March 31, 2006, the total amount of outstanding performance bonds was approximately $533.8 million.
  Leases
      Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2006 (in thousands):

Operating
Leases

Year Ending December 31 —
2006	$18,533
2007	17,905
2008	15,658
2009	12,692
2010	10,424
Thereafter	10,826

Total minimum lease payments	$86,038

      Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2006, the maximum guaranteed residual value was approximately $93.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.
      As of March 31, 2006, Quanta had capital lease obligations of $0.5 million included within current maturities of long-term debt.
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

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Collective Bargaining Agreements
      Certain of the subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.
  Income Tax Audits
      Quanta has received federal tax refunds in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carry back of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s refund claims. As a result, Quanta is currently under audit for tax years 2000 through 2004. Quanta fully cooperates with all audits, but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. As of December 31, 2005 and March 31, 2006 the amounts accrued for tax contingencies totaled $67.5 million and $70.5 million, with $46.8 and $48.9 million, considered to be long-term and included in other non-current liabilities. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows during the periods in which these audits are settled. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.
  Indemnities
      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2006, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.
8.     SUBSEQUENT EVENT:
      On May 3, 2006, Quanta completed an offering and sale of $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) in a private placement transaction under Section 4(2) of the Securities Act of 1933, as amended. Quanta received net proceeds of approximately $139.7 million after deducting the discount to the initial purchasers of the 3.75% Notes and offering expenses payable by Quanta. Quanta intends to use the net proceeds from the offering, together with existing cash, to repurchase, through a tender offer, all or a portion of its $172.5 million principal amount of 4.0% Notes, which mature on July 1, 2007 and will otherwise become current liabilities on July 1, 2006.
      The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, commencing on October 30, 2006. Additionally, beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, Quanta will pay contingent interest during the applicable interest period if the average trading price of the 3.75% Notes reaches a specified threshold. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.
      The 3.75% Notes are convertible into Quanta common stock, based on an initial conversion rate of 44.6229 shares of Quanta common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment, only in the following circumstances: (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.
      Beginning on April 30, 2010 until April 30, 2013, Quanta may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of Quanta’s common stock reaches a specified threshold. In addition, Quanta may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. The holders of the 3.75% Notes may require Quanta to repurchase all or a part of the notes in cash on each of April 30, 2013, April 30, 2016 and April 30, 2021, and in the event of a change in control of Quanta, as defined in the indenture, at a purchase price equal to 100% of the principal amount of the 3.75% Notes plus accrued and unpaid interest. The 3.75% Notes carry cross-default provisions with Quanta’s other debt instruments exceeding $20.0 million in borrowings, which includes Quanta’s existing credit facility.

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, which was filed with the SEC on March 2, 2006 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information.”
Introduction
      We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the three months ended March 31, 2006 of approximately $496.5 million, of which 66% was attributable to electric power and gas customers, 14% to telecommunications and cable television customers and 20% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.
      Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts, including competitive unit price, hourly rate, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended unit price or cost-plus master service agreements that are renewable annually. Some of our customers require us to post performance and payment bonds upon execution of the contract, depending upon the nature of the work to be performed.
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

      Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional economic conditions, timing of acquisitions and the timing and magnitude of acquisition assimilation costs may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition and results of operations.
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
      Weather. Adverse or favorable weather conditions can impact gross margins in a given period. For example, it is typical in the first quarter of any fiscal year that parts of the country may experience snow or rainfall that may negatively impact our revenue and gross margin. In many cases, projects may be delayed or temporarily placed on hold due to inclement weather. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, strong storms or hurricanes can provide us with high margin emergency service restoration work, which generally has a positive impact on margins.
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
      Subcontract Work. Work that is subcontracted to other service providers generally has lower gross margins. An increase in subcontract work in a given period may contribute to a decrease in gross margin. We typically subcontract approximately 10% – 15% of our work to other service providers.
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
      Insurance. Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of March 31, 2006, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of

$2.0 million per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.
Results of Operations
      The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three months indicated (dollars in thousands):

	Three Months Ended March 31,

	2005		2006

Revenues	$372,505	100.0%	$496,494	100.0%
Cost of services (including depreciation)	336,413	90.3	437,046	88.0

Gross profit	36,092	9.7	59,448	12.0
Selling, general and administrative expenses	42,462	11.4	42,275	8.5

Income (loss) from operations	(6,370)	(1.7)	17,173	3.5
Interest expense	(6,018)	(1.6)	(5,884)	(1.2)
Interest income	1,519	0.4	2,979	0.6
Other income (expense), net	165	—	148	—

Income (loss) before income taxes	(10,704)	(2.9)	14,416	2.9
Provision (benefit) for income taxes	(5,576)	(1.5)	6,558	1.3

Net income (loss)	$(5,128)	(1.4)%	$7,858	1.6%

                  Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      Revenues. Revenues increased $124.0 million, or 33.3%, to $496.5 million for the three months ended March 31, 2006, with revenues derived from the electric power and gas network services industry increasing by $83.6 million, revenues from the telecommunications and cable television network services industry increasing by approximately $14.2 million and revenues from ancillary services increasing by approximately $26.2 million. The increase in revenues is a result of a higher volume of work resulting from the continued improving financial health of many of our customers, favorable weather conditions in most regions and greater demand for all of the primary services we offer.
      Gross profit. Gross profit increased $23.4 million, or 64.7%, to $59.4 million for the three months ended March 31, 2006. As a percentage of revenues, gross margin increased from 9.7% for the three months ended March 31, 2005 to 12.0% for the three months ended March 31, 2006. This increase in gross margin resulted primarily from strengthening market conditions in each of the primary industries we serve as well as increased productivity in the first quarter of 2006 due to relatively mild weather, as compared to the first quarter of 2005, which was negatively impacted by cost overruns and weather delays on certain projects.
      Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively constant for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, but as a percentage of revenues, decreased from 11.4% to 8.5%. Although total expenses remained relatively constant, professional fees decreased $1.6 million, primarily due to $1.2 million in consulting fees incurred during the first quarter of 2005 associated with our margin enhancement program, which were not incurred in the first quarter of 2006, and a $0.4 million decrease in legal costs. Also, we recorded $0.5 million in net gains on sales of property in the first quarter of 2006 compared to net losses on sales of property of $0.2 million in last year’s first quarter. These decreases were partially offset by $1.9 million in increased salaries and benefits in the first quarter of 2006 associated with increased personnel, cost of living adjustments and performance bonus costs.
      Interest income. Interest income was $3.0 million for the quarter ended March 31, 2006, compared to $1.5 million for the quarter ended March 31, 2005. The increase is primarily due to higher interest rates and a higher average cash balance for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.
      Provision (benefit) for income taxes. The provision for income taxes was $6.6 million for the three months ended March 31, 2006, with an effective tax rate of 45.5%, compared to a benefit of $5.6 million for the three months ended March 31, 2005, with an effective tax rate of 52.1%. The lower estimated annual effective tax rate for 2006 results from higher projected income for 2006 as compared to projected income for 2005.
Liquidity and Capital Resources
  Cash Requirements
      We anticipate that our cash on hand, which totaled $284.8 million as of March 31, 2006, the availability under our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, including any cash that may be required in connection with the tender offer for our 4.0% convertible subordinated notes as described below, and planned capital expenditures and to ensure our future ability to grow. Momentum in deployment of fiber to the premises or initiatives to rebuild the United States electric power grid may require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs. We are also currently engaged in discussions with respect to a proposed senior secured revolving credit facility that would amend and restate or replace our existing credit facility to increase our borrowing capacity and reduce costs associated with our letters of credit.
  Sources and Uses of Cash
      As of March 31, 2006, we had cash and cash equivalents of $284.8 million, working capital of $579.9 million and long-term debt of $447.0 million, net of current maturities. Our long-term debt balance at that date included $442.5 million of convertible subordinated notes and $4.5 million of other debt. We also had $144.8 million of letters of credit outstanding under our credit facility.
      During the three months ended March 31, 2006, we used net cash for operating activities in the amount of $9.4 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. Revenues for the last month of the first quarter of 2006 were higher than revenues for the last month of the fourth quarter of 2005, which contributed to an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2006 compared to December 31, 2005. A significant portion of the increase in accounts receivable relates to unbilled receivables, or balances in which the earnings process is complete but are not yet billable to the customer. In addition, the timing of cash collections, as compared to the requirements for payroll and other liabilities has led to the negative cash flow from operations for the three months ended March 31, 2006. In accordance with the adoption of SFAS No. 123(R), as discussed in Note 2 to the Condensed Consolidated Financial Statements, the tax benefit from stock-based equity awards is recorded as an outflow of cash from operations. For the three months ended March 31, 2006, a $4.4 million tax benefit from stock-based equity awards contributed to our negative cash flows from operations. We used net cash in investing activities of $12.0 million, including $13.6 million used for capital expenditures, offset by $1.6 million of proceeds from the sale of equipment. Financing activities provided net cash flow of $1.9 million, resulting primarily from a $4.4 million tax benefit from stock-based equity awards, offset by a $3.0 million repayment under the term loan portion of the credit facility in order to be able to issue additional letters of credit.

  Debt Instruments
  Credit Facility
      As of March 31, 2006, we had a $182.0 million credit facility with various lenders. The credit facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008, which also provides for term loans, and a $35.0 million revolving credit facility maturing on December 19, 2007, which provides for revolving loans and letters of credit. The maximum availability under the letter of credit facility will be automatically reduced by $1.5 million on December 31 of each year until maturity.
      As of March 31, 2006, we were required to maintain total borrowings outstanding under the letter of credit facility equal to the $147.0 million available through a combination of letters of credit or term loans. We had approximately $141.6 million of letters of credit issued under the letter of credit facility and $4.5 million of the letter of credit facility outstanding as a term loan. The remaining $0.9 million was available for issuing new letters of credit. In the event that we desire to issue additional letters of credit under the letter of credit facility, we are required to make cash repayments of debt outstanding under the term loan portion of the letter of credit facility in an amount that approximates the additional letters of credit to be issued.
      Under the letter of credit facility, we are subject to a fee of either 3.00% or 3.25% of the letters of credit outstanding, depending upon the occurrence of certain events, plus an additional 0.15% of the amount outstanding to the extent the funds in the deposit account linked to the letter of credit facility do not earn interest equal to the London Interbank Offering Rate (LIBOR). Term loans under the letter of credit facility bear interest at a rate equal to either the Eurodollar Rate (as defined in the credit facility) or the Base Rate (as described below), in each case plus 3.00% or 3.25% depending upon the occurrence of certain events. The Base Rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate. The weighted average interest rate for the three months ended March 31, 2005 and 2006 associated with amounts under the term loan was 5.58% and 7.50%.
      As of March 31, 2006, we had approximately $3.2 million of letters of credit issued under the revolving credit facility, and borrowing availability of $31.8 million under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest at our option at a rate equal to either (a) the Eurodollar Rate plus 1.75% to 3.00%, as determined by the ratio of our total funded debt to EBITDA, or (b) the Base Rate plus 0.25% to 1.50%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the revolving credit facility are subject to a letter of credit fee of 1.75% to 3.00%, based on the ratio of our total funded debt to EBITDA. If we choose to cash collateralize letters of credit issued under the revolving credit facility, those letters of credit will be subject to a letter of credit fee of 0.50%. We are also subject to a commitment fee of 0.375% to 0.625%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the revolving credit facility. For purposes of calculating the foregoing ratios, our total funded debt is reduced by all cash and cash equivalents held by us in excess of $25.0 million.
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to EBITDA ratio and the maximum senior debt to EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents held by us in excess of $25.0 million. As of March 31, 2006, we were in compliance with all of our covenants. However, conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs, which for 2006 and in any fiscal year thereafter is an annual aggregate amount up to 25% of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. These limits were increased by the amendment to the credit facility on April 26, 2006, which is described below. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings and our continuing indemnity and security agreement with our surety.
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
      On April 26, 2006, we amended our credit facility to, among other things, permit the issuance of our 3.75% convertible subordinated notes as described below, permit us to repurchase or redeem any or all of our outstanding $172.5 million principal amount of 4.0% convertible subordinated notes prior to their maturity on July 1, 2007, and permit us to pay dividends and repurchase shares of our common stock in an aggregate amount of up to $75.0 million, in addition to dividends and stock repurchases previously permitted in an aggregate amount of up to 25% of our consolidated net income for the prior fiscal year.
      We are currently engaged in discussions with respect to a proposed $225.0 million senior secured revolving credit facility that would amend and restate or replace our existing credit facility and would reduce interest rates and costs associated with letters of credit, while increasing borrowing capacity and improving flexibility. As of March 31, 2006, we had $2.8 million in deferred financing costs associated with our existing credit facility, the expensing of all or a portion of which may be accelerated depending on the outcome of these negotiations.
  4.0% Convertible Subordinated Notes
      As of March 31, 2006, we had $172.5 million of 4.0% convertible subordinated notes (4.0% Notes) outstanding. These 4.0% Notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof were registered by us in a registration statement filed with the SEC. These 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% Notes, holders of the 4.0% Notes may require us to purchase all or part of their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. We intend to use the net proceeds from our offering of 3.75% convertible subordinated notes, described below, together with existing cash, to repurchase, through a tender offer, all or a portion of the 4.0% Notes. We intend to commence the tender offer for the 4.0% Notes in the near term, but we cannot be certain that the tender offer will be successful or that all or any portion of the 4.0% Notes will be tendered for repurchase. As of March 31, 2006, we had $1.1 million of deferred financing costs associated with our 4.0% Notes, the expensing of all or a portion of which may be accelerated upon a repurchase of our 4.0% Notes.
      The tender offer for our 4.0% Notes will be made solely by, and subject to, the terms and conditions set forth in a Schedule TO (including an offer to purchase, related letter of transmittal and other tender offer documents) that will be filed with the SEC. The Schedule TO will contain important information and should be read carefully before any decision is made with respect to the tender offer. Once the Schedule TO and other documents are filed with the SEC, they will be available free of charge on the SEC’s website at www.sec.gov, on our website at www.quantaservices.com or by contacting our Corporate Secretary at (713) 629-7600.
  4.5% Convertible Subordinated Notes
      As of March 31, 2006, we had $270.0 million of 4.5% convertible subordinated notes (4.5% Notes) outstanding. These 4.5% Notes are convertible into shares of our common stock at a price of $11.14 per share, subject to adjustment as a result of certain events. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the

SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.
      The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During the first quarter of 2006, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on June 30, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.
      Beginning October 8, 2008, we can redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest; however, early redemption is prohibited by our credit facility. The holders of the 4.5% Notes may require us to repurchase all or some of their notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future repurchase obligations. If we were to satisfy the obligation with shares of our common stock, the number of shares delivered would equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by us. The 4.5% Notes carry cross-default provisions with our other debt instruments exceeding $10.0 million in borrowings, which includes our existing credit facility.

3.75% Convertible Subordinated Notes
      On May 3, 2006, we completed an offering and sale of $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) in a private placement transaction under Section 4(2) of the Securities Act of 1933, as amended. We received net proceeds of approximately $139.7 million after deducting the discount to the initial purchasers of the 3.75% Notes and the offering expenses payable by us. We intend to use the net proceeds from the offering, together with existing cash, to repurchase, through a tender offer, all or a portion of our $172.5 million principal amount of 4.0% Notes, which mature on July 1, 2007 and will otherwise become current liabilities on July 1, 2006.
      The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, commencing on October 30, 2006. Additionally, beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, we will pay contingent interest during the applicable interest period if the average trading price of the 3.75% Notes reaches a specified threshold. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.
      The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment, only in the following circumstances: (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon our calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.
      Beginning on April 30, 2010 until April 30, 2013, we may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of our common stock reaches a specified threshold. In addition, we may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. However, early redemption is prohibited by our credit facility. The holders of the 3.75% Notes may require us to repurchase all or a part of the notes in cash on each of April 30, 2013, April 30, 2016 and April 30, 2021, and in the event of a change in control, as defined in the indenture, at a purchase price equal to 100% of the principal amount of the 3.75% Notes plus accrued and unpaid interest. The 3.75% Notes carry cross-default provisions with our other debt instruments exceeding $20.0 million in borrowings, which includes our existing credit facility.
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
      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2006, the maximum guaranteed residual value was approximately $93.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.
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
      As of March 31, 2006, we had $144.8 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2006. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. Subsequent to March 31, 2006, we received releases of $20.4 million in letters of credit, net of issuances, primarily related to our casualty insurance program.
  Performance Bonds
      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $15.0 million in favor of the surety and, with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post additional letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers also will reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2006, an aggregate of approximately $533.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $145.6 million as of March 31, 2006.
  Contractual Obligations
      As of March 31, 2006, our future contractual obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt — principal	$448,781	$1,715	$172,566	$274,500	$—	$—	$—
Long-term debt — interest	39,000	14,287	15,600	9,113	—	—	—
Capital lease obligations, including interest	514	514	—	—	—	—	—
Operating lease obligations	86,038	18,533	17,905	15,658	12,692	10,424	10,826

Total	$574,333	$35,049	$206,071	$299,271	$12,692	$10,424	$10,826

      Excluded from the above table is interest associated with borrowings under the credit facility because both the amount borrowed and applicable interest rate are variable. The principal amount borrowed under the credit facility included in the above table is $4.5 million due in 2008, which bears interest at a rate of 7.50% as of March 31, 2006. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.
      We intend to use the net proceeds from our offering of 3.75% Notes as described elsewhere herein, together with existing cash, to repurchase, through a tender offer, all or a portion of our 4.0% Notes prior to their maturity on July 1, 2007.
Concentration of Credit Risk
      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable or revenues as of March 31, 2006.
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

Self-Insurance. We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2.0 million per occurrence. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.0 million; however, our estimate of the potential range of these future claim amounts is between $3.0 million and $9.0 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

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
      Utilities across the country are regaining their financial health and, we believe, are making plans to increase spending on their transmission and distribution systems. As a result, we anticipate more extensive pole change outs, line upgrades and maintenance projects on many systems over the next several quarters. Further, the recently enacted Energy Policy Act of 2005 requires the power industry to meet federal reliability standards for their transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on their systems. While this Act is likely to stimulate spending by our customers, we do not expect to begin to realize substantial benefits of this spending for at least twelve to twenty-four months.
      We are beginning to see indications of improvement for the telecommunications industry. There are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that could provide us with pockets of opportunity in the future, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives have been announced by Verizon and SBC (now AT&T), and municipalities and other government jurisdictions have also become active in these initiatives.
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
      With the stabilization of several of our markets and our margin enhancement initiatives, we have begun to see our gross margins generally improve as well. While operating conditions are still challenging, we are also beginning to see some opportunity for margins to improve, but they are not expected to return to historical levels in the near term. To the extent that our primary markets remain stable or begin to improve, margins should continue to gradually improve.

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

•	Projected operating or financial results;

•	Expectations regarding capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005;

•	The current economic condition in the industries we serve;

•	Our ability to achieve cost savings;

•	The effects of any acquisitions and divestitures we may make;

•	The amount and use of proceeds from our offering of our 3.75% Notes, and our intent to use the proceeds to commence a tender offer for our 4.0% Notes; and

•	Our ability to consummate the amendment and restatement or replacement of our existing credit facility and any resulting reduction in costs associated with our letters of credit or increase in borrowing capacity resulting from any such refinancing.
      Such forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic conditions in the markets served by us or by our customers;

•	Our ability to effectively compete for market share;

•	Estimates and assumptions in determining our financial results;

•	Beliefs and assumptions about the collectibility of receivables;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Liabilities for claims that are self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to effectively integrate the operations of businesses acquired;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to attract skilled labor and the potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Risks associated with expanding our business in international markets;

•	Potential exposure to environmental liabilities;

•	Requirements relating to governmental regulation;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth;

•	Our ability to successfully identify and complete acquisitions;

•	The adverse impact of goodwill impairments;

•	The potential conversion of our 4.5% Notes into cash and/or common stock;

•	Risks relating to our proposed tender offer for the repurchase of our 4.0% Notes, including, but not limited to, the uncertainty that the tender offer will be successful, that all or any portions of the notes will be tendered or repurchased and the price at which the tender offer will occur; and

•	The other risks and uncertainties as are described under “Risk Factors” in our Form 10-K for the fiscal year ending December 31, 2005 and as may be detailed from time to time in our other public filings with the SEC.
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

Item 4.     Controls and Procedures.
      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2006. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
      Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
      There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      During the first quarter of 2006, 1,116,031 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld shares as follows:

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	that may yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs

March 1, 2006 – March 31, 2006	355,948 (i)	$13.81	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 6.	Exhibits.

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1	—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.1	—	2006 Incentive Bonus Plan (filed herewith)
10.2	—	Third Amendment to Credit Agreement dated as of April 26, 2006 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 27, 2006 and incorporated herein by reference)
10.3	—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.4	—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/Derrick A. Jensen

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer
Dated: May 9, 2006

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1	—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.1	—	2006 Incentive Bonus Plan (filed herewith)
10.2	—	Third Amendment to Credit Agreement dated as of April 26, 2006 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 27, 2006 and incorporated herein by reference)
10.3	—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.4	—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)