Form 10-Q
period 2006-06-30
QUANTA SERVICES INC
filed 2006-08-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
(713) 629-7600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      117,600,022 shares of Common Stock were outstanding as of August 1, 2006. As of the same date, 918,447 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	June 30,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$304,267	$309,521
Accounts receivable, net of allowances of $6,566 and $5,699, respectively	431,584	450,533
Costs and estimated earnings in excess of billings on uncompleted contracts	38,053	45,255
Inventories	25,717	27,526
Prepaid expenses and other current assets	31,389	29,680

Total current assets	831,010	862,515
Property and equipment, net	286,606	286,594
Accounts and notes receivable, net of an allowance of $42,953	15,229	9,707
Other assets, net	33,583	33,788
Goodwill and other intangibles, net	388,357	388,226

Total assets	$1,554,785	$1,580,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,252	$922
Accounts payable and accrued expenses	241,811	229,270
Billings in excess of costs and estimated earnings on uncompleted contracts	14,008	18,384

Total current liabilities	258,071	248,576
Long-term debt, net of current maturities	7,591	—
Convertible subordinated notes	442,500	447,023
Deferred income taxes and other non-current liabilities	142,885	149,912

Total liabilities	851,047	845,511

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 118,771,776 and 119,580,855 shares issued and 117,153,038 and 117,600,022 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 and 918,447 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,096,795	1,101,427
Deferred compensation	(6,448)	—
Accumulated deficit	(369,122)	(343,604)
Treasury stock, 1,618,738 and 1,980,833 common shares, at cost	(17,487)	(22,504)

Total stockholders’ equity	703,738	735,319

Total liabilities and stockholders’ equity	$1,554,785	$1,580,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Revenues	$439,287	$514,048	$811,792	$1,010,542
Cost of services (including depreciation)	385,471	433,693	721,884	870,739

Gross profit	53,816	80,355	89,908	139,803
Selling, general and administrative expenses	43,874	46,640	86,336	88,915

Income from operations	9,942	33,715	3,572	50,888
Other income (expense):
Interest expense	(5,904)	(9,794)	(11,922)	(15,678)
Interest income	1,696	3,036	3,215	6,015
Gain on early extinguishment of debt, net	—	1,598	—	1,598
Other, net	97	180	262	328

Income (loss) before income tax provision (benefit)	5,831	28,735	(4,873)	43,151
Provision (benefit) for income taxes	2,488	11,075	(3,088)	17,633

Net income (loss)	$3,343	$17,660	$(1,785)	$25,518

Earnings (loss) per share:
Basic	$0.03	$0.15	$(0.02)	$0.22

Diluted	$0.03	$0.14	$(0.02)	$0.21

Shares used in computing earnings (loss) per share:
Basic	115,713	117,152	115,472	116,840

Diluted	116,341	142,014	115,472	141,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Cash Flows from Operating Activities:
Net income (loss)	$3,343	$17,660	$(1,785)	$25,518
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	14,016	12,886	28,231	25,566
Amortization of debt issuance costs	914	4,253	1,826	5,167
Loss (gain) on sale of property and equipment	47	(124)	213	(587)
Gain on early extinguishment of debt	—	(2,088)	—	(2,088)
Provision for doubtful accounts	51	757	472	855
Deferred income tax provision (benefit)	253	(1,877)	(7,760)	26
Non-cash stock-based compensation	890	1,568	2,128	3,017
Tax benefit from stock-based equity awards	—	(285)	—	(4,643)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	(33,663)	2,021	(16,747)	(14,282)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,935)	1,770	(15,798)	(7,202)
Inventories	(759)	614	(4,902)	(1,809)
Prepaid expenses and other current assets	5,294	1,170	3,883	1,229
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	16,790	144	21,416	(3,707)
Billings in excess of costs and estimated earnings on uncompleted contracts	835	1,098	891	4,376
Other, net	(1,205)	2,362	(2,233)	1,051

Net cash provided by (used in) operating activities	(129)	41,929	9,835	32,487

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,844	3,016	2,406	4,622
Additions of property and equipment	(16,688)	(15,716)	(28,908)	(29,307)

Net cash used in investing activities	(14,844)	(12,700)	(26,502)	(24,685)

Cash Flows from Financing Activities:
Payments under credit facility	(8,500)	(4,500)	(18,800)	(7,500)
Borrowings under credit facility	14,000	—	14,000	—
Proceeds from other long-term debt	—	144,098	127	145,576
Payments on other long-term debt	(3,793)	(138,856)	(5,020)	(140,386)
Issuances of stock, net of offering costs	—	—	1,530	—
Debt issuance and amendment costs	—	(5,671)	(41)	(5,671)
Tax benefit from stock-based equity awards	—	285	—	4,643
Exercise of stock options	1	173	48	790

Net cash provided by (used in) financing activities	1,708	(4,471)	(8,156)	(2,548)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,265)	24,758	(24,823)	5,254
Cash and Cash Equivalents, beginning of period	254,002	284,763	265,560	304,267

Cash and Cash Equivalents, end of period	$240,737	$309,521	$240,737	$309,521

Supplemental Disclosure of Cash Flow Information
Interest paid	$(6,309)	$(8,790)	$(6,672)	$(12,452)
Income taxes paid	$(347)	$(4,143)	$(1,430)	$(5,390)
Income tax refunds	$247	$90	$509	$195
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

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts
      Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2006, Quanta has provided allowances for doubtful accounts of approximately $48.7 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.
      Included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During the first quarter of 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. The final collection of amounts owed to Quanta are subject to further legal proceedings; however, Quanta has provided allowances for a significant portion of these notes receivable. Also included in accounts and notes receivable are $4.7 million in retainage balances with settlement dates beyond the next twelve months. As of June 30, 2006, the total balance due from these customers was $52.7 million, with an allowance for doubtful accounts of $43.0 million. During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with $6.0 million of the proceeds held by the buyer pending the resolution of certain preferential payment claims. Through March 31, 2006, the account receivable associated with the holdback was recorded in accounts and notes receivable. The preferential payment claims have been settled; as such, Quanta expects to receive the $6.0 million during the third quarter of 2006 and therefore, has reclassified the amount into current accounts receivable as of June 30, 2006.

Concentration of Credit Risk
      Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain statutory lien rights with respect to services provided. No customer accounted for more than 10% of accounts receivable as of December 31, 2005 and June 30, 2006 or revenues for the three and six months ended June 30, 2005 and June 30, 2006.

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

New Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Quanta anticipates that the adoption of SFAS No. 155 will not have a material impact on Quanta’s financial position, results of operations or cash flows.
      In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109.” FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions within financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Quanta is currently analyzing the provisions of FIN No. 48 and has not yet made a determination of the impact the adoption will have on its consolidated financial position, results of operations and cash flows.
2.     STOCK-BASED COMPENSATION:
      Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS No. 123(R) using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date they are granted. The resulting compensation cost is recognized over the service period of each award. In accordance with the modified prospective method of adoption, Quanta has not adjusted consolidated financial statements for prior periods.
      Prior to January 1, 2006, Quanta accounted for its stock-based compensation awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense was recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award existed at the date of grant. SFAS No. 123 “Accounting for Stock Based Compensation,” which encouraged companies to account for stock-based compensation awards based on the fair value of the awards at the date they were granted, required disclosure as to what net income and earnings per share would have been had SFAS No. 123 been followed. Had compensation expense for the 2001 Stock Incentive Plan and the Employee Stock Purchase Plan, which was terminated in 2005, been determined consistent with SFAS No. 123, Quanta’s net income (loss) and earnings (loss) per share for the three and six months ended

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2005 would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income (loss) as reported	$3,343	$(1,785)
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	890	2,128
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,193)	(2,589)

Net income (loss) —
As adjusted — basic and diluted	$3,040	$(2,246)

Earnings (loss) per share —
As reported — basic and diluted	$0.03	$(0.02)
As adjusted — basic and diluted	$0.03	$(0.02)
      Beginning January 1, 2006, Quanta accounted for stock options in accordance with SFAS No. 123(R); however, the effect of expensing the fair value of the stock options did not have a material impact on Quanta’s financial position or results of operations, as the number of unvested shares remaining is not significant. Certain disclosures required under SFAS No. 123(R) have been omitted due to immateriality.
      The actual tax benefit realized for the tax deductions from option exercises totaled approximately $0.1 million for the three months ended June 30, 2006 and $0.3 million for the six months ended June 30, 2006. This tax benefit is reported as a cash inflow from financing activities and an adjustment to net income to derive cash flow from operations within the statement of cash flows for the three and six months ended June 30, 2006, as required by SFAS No. 123(R), and as stated above, prior periods have not been adjusted in accordance with the modified prospective method of application.

Restricted Stock
      During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various stock incentive programs. Pursuant to the 2001 Stock Incentive Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Stock Incentive Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. During the three months ended June 30, 2005 and 2006, Quanta granted 77,381 and 48,846 shares of restricted stock with a weighted average grant price of $8.86 and $15.97. During each of the six months ended June 30, 2005 and 2006, Quanta granted approximately 0.7 million shares of restricted stock with a weighted average grant price of $7.55 and $13.89. During the three months ended June 30, 2005 and 2006, 49,256 and 73,456 shares vested with a approximate fair value of $0.5 million and $1.2 million. Approximately 1.0 million and 1.2 million shares vested during the six months ended June 30, 2005 and 2006 with a total fair value of

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$8.3 million and $16.6 million. A summary of Quanta’s restricted stock activity for the six months ended June 30, 2006 is as follows (in thousands, except fair value amounts):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	1,904	$5.70
Granted	677	$13.89
Vested	(1,190)	$4.64
Forfeited	(65)	$8.06

Nonvested at June 30, 2006	1,326	$10.71

      During the three months ended June 30, 2005 and 2006, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $0.9 million and $1.6 million and a related income tax benefit of $0.3 million and $0.6 million. During the six months ended June 30, 2005 and 2006, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $2.1 million and $3.0 million and a related income tax benefit of $0.8 million and $1.2 million. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. The adoption of SFAS No. 123(R) requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta used historical data to estimate the forfeiture rate. The effect of estimating forfeitures in determining the period expense, rather than recording forfeitures as they actually occurred, was not significant.
      During the three months ended June 30, 2005 and 2006, the actual tax benefit realized for the tax deductions from vested restricted stock totaled approximately $0.1 million and $0.2 million. During the six months ended June 30, 2005 and 2006, the actual tax benefit realized for the tax deductions from vested restricted stock totaled approximately $1.5 million and $4.2 million. This tax benefit is reported as a cash inflow from financing activities and an adjustment to net income to derive cash flow from operations within the statement of cash flows for the three and six months ended June 30, 2006, as required by SFAS No. 123(R), and as stated above, prior periods have not been adjusted in accordance with the modified prospective method of application.
      Total unrecognized compensation cost related to nonvested restricted stock granted to both employees and non-employees was $12.9 million as of June 30, 2006. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. The estimate of unrecognized compensation cost uses the expected forfeiture rate, and to the extent that Quanta revises that estimate in the future, the estimate may not necessarily represent the value that will ultimately be realized as compensation expense. As of December 31, 2005, unrecognized compensation expense related to nonvested shares of restricted stock granted to employees was recorded as deferred compensation in stockholders’ equity. As part of the adoption of SFAS No. 123(R), $6.4 million of deferred compensation was reversed against additional paid-in capital during the first quarter of 2006.
3. PER SHARE INFORMATION:
      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
weighted average number of shares used to compute the basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2006 is illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

NET INCOME (LOSS):
Net income (loss)	$3,343	$17,660	$(1,785)	$25,518
Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	2,230	—	4,460

Net income (loss) for diluted earnings (loss) per share	$3,343	$19,890	$(1,785)	$29,978

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share, if dilutive	115,713	117,152	115,472	116,840
Effect of dilutive stock options and restricted stock	628	625	—	750
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	—	24,237	—	24,237

Weighted average shares outstanding for diluted earnings (loss) per share	116,341	142,014	115,472	141,827

      For the three and six months ended June 30, 2006, approximately 0.2 million stock options were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three and six months ended June 30, 2006, the effect of assuming conversion of the 4.0% and 3.75% convertible subordinated notes would be antidilutive, and the shares issuable upon conversion of those notes were therefore excluded from the calculation of diluted earnings per share.
      For the three and six months ended June 30, 2005, approximately 0.4 million and 0.5 million stock options were excluded from the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the six months ended June 30, 2005, approximately 0.1 million stock options with exercise prices lower than the average market price of Quanta’s common stock were also excluded from the computation of diluted earnings (loss) per share because the effect of including them would have been antidilutive as Quanta incurred a net loss for the period. For the six months ended June 30, 2005, 0.4 million shares of nonvested restricted stock were excluded from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive. For the three and six months ended June 30, 2005, the effect of assuming conversion of the 4.0% and the 4.5% convertible subordinated notes would be antidilutive, and the shares issuable upon conversion were therefore excluded from the calculation of diluted earnings per share.

4.	DEBT:

Credit Facility
      On June 12, 2006, Quanta entered into an amended and restated credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). The credit facility amended and restated Quanta’s prior credit facility. The entire amount of the

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit facility is available for the issuance of standby letters of credit. In addition, subject to the conditions specified in the credit facility, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes.
      As of June 30, 2006, Quanta had approximately $124.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $175.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of Quanta’s total funded debt to EBITDA, or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of Quanta’s total funded debt to EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of Quanta’s total funded debt to EBITDA. Quanta is also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of its total funded debt to EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.
      The credit facility contains certain covenants, including covenants with respect to maximum funded debt to EBITDA, maximum senior debt to EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to EBITDA ratio and the maximum senior debt to EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents held by Quanta in excess of $25.0 million. As of June 30, 2006, Quanta was in compliance with all of its covenants. The credit facility also limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its surety and all of its other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.
      The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of Quanta’s assets. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its 3.75%, 4.0% and 4.5% convertible subordinated notes.
      As of December 31, 2005, Quanta had a $182.0 million credit facility with various lenders (the prior facility). The prior facility was amended during the second quarter of 2006 to permit, among other things, Quanta’s cash tender offer for its 4.0% convertible subordinated notes and Quanta’s issuance of its 3.75% convertible subordinated notes, each as described below. The prior facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008, which also provided for term loans, and a $35.0 million revolving credit facility which provided for revolving loans and letters of credit and was scheduled to mature on December 19, 2007. Upon the amendment and restatement of Quanta’s credit facility, the obligations under the prior facility were terminated, and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed in the second quarter of 2006 and included in interest expense. As of December 31,

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, Quanta had approximately $142.6 million of letters of credit outstanding under the prior facility and $7.5 million of the letter of credit facility outstanding as a term loan.

4.0% Convertible Subordinated Notes
      As of June 30, 2006, Quanta had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes) outstanding. The 4.0% Notes are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered by Quanta in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% Notes, holders of the 4.0% Notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. During the second quarter of 2006, Quanta conducted a cash tender offer for all of the 4.0% Notes. The tender offer expired on June 13, 2006 and, as a result of the offer, $139.2 million of the 4.0% Notes were repurchased, representing approximately 80.7% of the outstanding 4.0% Notes. As a result of the repurchase of a portion of the 4.0% Notes, Quanta recorded a gain on early extinguishment of debt of approximately $2.1 million, which was partially offset by costs associated with the tender offer of approximately $0.5 million. In addition, approximately $0.7 million in related unamortized debt issuance costs associated with the retirement of a portion of the tendered 4.0% Notes has been expensed and included in interest expense. On July 1, 2006, Quanta reclassified the remaining $33.3 million of the 4.0% Notes as a current obligation as they will mature within the next twelve months. The credit facility permits the repayment of these 4.0% Notes on or before maturity at Quanta’s sole discretion.

4.5% Convertible Subordinated Notes
      As of June 30, 2006, Quanta had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.
      The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During the three months ended June 30, 2006, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on September 30, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. The holders of the 4.5% Notes may require Quanta to repurchase all or some of the notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. Quanta presently does not anticipate using stock to satisfy any future obligations. If Quanta were to satisfy the obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% Notes carry cross-default provisions with Quanta’s other debt instruments exceeding $10.0 million in borrowings, which includes Quanta’s existing credit facility.

3.75% Convertible Subordinated Notes
      During the second quarter of 2006, Quanta issued $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, commencing on October 30, 2006.
      The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company. The resale of the notes and the shares issuable upon conversion thereof is required to be registered by Quanta for the benefit of the holders in a registration statement which Quanta intends to file with the SEC during the third quarter 2006.
      Beginning on April 30, 2010 until April 30, 2013, Quanta may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of Quanta’s common stock is equal to or greater than 130% of the conversion price then in effect for the 3.75% Notes for at least 20 trading days in the 30 consecutive trading day period ending on the trading day immediately prior to the date of mailing of the notice of redemption. In addition, Quanta may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. Beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, Quanta would be required to pay contingent interest on any outstanding 3.75% Notes during the applicable interest period if the average trading price of the 3.75% Notes reaches a

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specified threshold. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.
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

Deferred Compensation
      Prior to the adoption of SFAS No. 123 (R), effective January 1, 2006, discussed previously, upon issuance of the restricted stock, pursuant to the 2001 Stock Incentive Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as deferred compensation and amortized over the restriction period as non-cash compensation expense. Effective with the adoption of SFAS No. 123 (R), deferred compensation is no longer recorded and the amount recorded as of December 31, 2005, $6.4 million, was reversed against additional paid in capital in the first quarter of 2006.

Treasury Stock
      Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first six months of 2006, Quanta withheld 362,095 shares with a total market value of $5.0 million, to satisfy the tax withholding obligations, and these shares were accounted for as treasury stock.

6.	SEGMENT INFORMATION:
      Quanta has aggregated each of its individual operating units into one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the industries noted above (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Electric power and gas network services	$278,893	$340,758	$525,005	$670,443
Telecommunications and cable television network services	73,144	85,936	127,491	154,537
Ancillary services	87,250	87,354	159,296	185,562

	$439,287	$514,048	$811,792	$1,010,542

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $4.7 million and $9.5 million of its revenues from foreign operations during the three and six months ended June 30, 2005 and $8.1 million and $26.8 million of its revenue from foreign operations during the three and six months ended June 30, 2006. Property and equipment in the amount of $4.9 million and $6.1 million were located in foreign countries as of December 31, 2005 and 2006.

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

Self-Insurance
      As of June 30, 2006, Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence and for auto liability and workers compensation claims, subject to a deductible of $2.0 million per occurrence. Quanta also has a non-union employee health care benefits plan that is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2005 and June 30, 2006, the gross amount accrued for self-insurance claims totaled $99.5 million and $104.5 million, with $64.4 million and $67.5 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2005 and June 30, 2006 were $6.3 million and $6.6 million, of which $3.3 million and $1.4 million are included in prepaid expenses and other current assets and $3.0 million and $5.2 million are included in other assets, net.
      Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $5.0 million, and Quanta has recorded a receivable and corresponding liability for such amount as of June 30, 2006. However, Quanta’s estimate of the potential range of these future claim amounts is between $4.0 million and $10.0 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Bonds
      In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of June 30, 2006, the total amount of outstanding performance bonds was approximately $558.2 million.

Leases
      Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2006 (in thousands):

Operating
Leases

Year Ending December 31 —
2006	$14,524
2007	22,521
2008	19,711
2009	15,801
2010	13,123
Thereafter	11,728

Total minimum lease payments	$97,408

      Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2006, the maximum guaranteed residual value was approximately $95.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.
      As of June 30, 2006, Quanta had capital lease obligations of $0.4 million included within current maturities of long-term debt.

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

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax Audits
      Quanta has received federal tax refunds in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carry back of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s refund claims. As a result, Quanta is currently under audit for tax years 2000 through 2004. Quanta fully cooperates with all audits, but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. As of December 31, 2005 and June 30, 2006 the amounts accrued for tax contingencies totaled $67.5 million and $72.9 million, with $46.8 and $51.1 million considered to be long-term and included in other non-current liabilities. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows during the periods in which these audits are settled. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.

Indemnities
      Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2006, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

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
Introduction
      We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the six months ended June 30, 2006 of approximately $1.01 billion, of which 66.3% was attributable to electric power and gas customers, 15.3% to telecommunications and cable television customers and 18.4% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.
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
      Insurance. Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of June 30, 2006, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of

$2.0 million per occurrence for automobile liability and workers’ compensation insurance. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, incentive bonuses, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.
Results of Operations
      The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six months indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2006		2005		2006

Revenues	$439,287	100.0%	$514,048	100.0%	$811,792	100.0%	$1,010,542	100.0%
Cost of services (including depreciation)	385,471	87.7	433,693	84.4	721,884	88.9	870,739	86.2

Gross profit	53,816	12.3	80,355	15.6	89,908	11.1	139,803	13.8
Selling, general and administrative expenses	43,874	10.0	46,640	9.0	86,336	10.7	88,915	8.8

Income from operations	9,942	2.3	33,715	6.6	3,572	0.4	50,888	5.0
Interest expense	(5,904)	(1.3)	(9,794)	(1.9)	(11,922)	(1.5)	(15,678)	(1.6)
Interest income	1,696	0.3	3,036	0.6	3,215	0.4	6,015	0.6
Gain on early extinguishment of debt	—	—	1,598	0.3	—	—	1,598	0.2
Other income (expense), net	97	—	180	—	262	0.1	328	0.1

Income (loss) before income taxes	5,831	1.3	28,735	5.6	(4,873)	(0.6)	43,151	4.3
Provision (benefit) for income taxes	2,488	0.5	11,075	2.2	(3,088)	(0.4)	17,633	1.8

Net income (loss)	$3,343	0.8%	$17,660	3.4%	$(1,785)	(0.2)%	$25,518	2.5%

Three months ended June 30, 2006 compared to the three months ended June 30, 2005
      Revenues. Revenues increased $74.8 million, or 17.0%, to $514.0 million for the three months ended June 30, 2006, with revenues derived from the electric power and gas network services industry increasing by $61.9 million, revenues from the telecommunications and cable television network services industry increasing by approximately $12.8 million and revenues from ancillary services remaining relatively constant. The increase in revenues is a result of a higher volume of work from increased spending by our customers resulting from the continued improving financial health of our customers and improved pricing.
      Gross profit. Gross profit increased $26.5 million, or 49.3%, to $80.4 million for the three months ended June 30, 2006. As a percentage of revenues, gross margin increased from 12.3% for the three months ended June 30, 2005 to 15.6% for the three months ended June 30, 2006. This increase in gross margin is primarily attributable to higher margins on work from our electric power and gas network services customers due to continued strengthening market conditions. In addition, we achieved higher margins on certain jobs due to better productivity and cost control as well as improved overall fixed cost absorption as a result of higher revenues.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.8 million or 6.3% to $46.6 million for the three months ended June 30, 2006. As a percentage of revenues, selling, general and administrative expenses decreased from 10.0% to 9.0%. The $2.8 million increase was primarily due to $5.4 million in increased salaries and benefits costs associated with increased personnel, cost of living adjustments and increased performance bonuses, as well as $0.7 million in increased bad debt expense. Offsetting these increases was a decrease in professional fees of $3.5 million. Last year’s second quarter was negatively impacted by $1.7 million in costs associated with our margin enhancement program as well as $0.6 million associated costs with specific bidding activity. The remaining decrease in professional fees is due to higher legal costs from ongoing litigation in the second quarter of 2005 as compared to the second quarter of 2006.
      Interest expense. Interest expense for the three months ended 2006 increased $3.9 million as compared to the three months ended June 30, 2005, primarily due to the expensing of unamortized debt issuance costs of $3.3 million. We replaced our prior credit facility in June 2006 and expensed the remaining balance of unamortized debt issuance costs of $2.6 million. In addition, we expensed approximately 80.7% or $0.7 million of unamortized debt issuance costs related to the 4.0% convertible subordinated notes repurchased during the second quarter of 2006. The remaining increase in interest expense was due to a timing difference between the issuance of the 3.75% convertible subordinated notes during the second quarter of 2006 and use of those proceeds to affect the tender offer for the 4.0% convertible subordinated notes in the second quarter of 2006.
      Interest income. Interest income was $3.0 million for the three months ended June 30, 2006 compared to $1.7 million for the three months ended June 30, 2005. The increase is primarily due to a higher average cash balance for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 as well as higher overall interest rates. Included in these higher average cash balances is the effect of the timing difference between the issuance of the 3.75% convertible subordinated notes during the second quarter of 2006 and use of those proceeds to affect the tender offer for the 4.0% convertible subordinated notes in the second quarter of 2006.
      Provision for income taxes. The provision for income taxes was $11.1 million for the three months ended June 30, 2006, with an effective tax rate of 38.5%, compared to a provision of $2.5 million for the three months ended June 30, 2005, with an effective tax rate of 42.7%. The lower effective tax rate for the three months ended June 30, 2006 primarily results from the recording of a $1.6 million refund related to the settlement of a multi-year state tax claim.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005
      Revenues. Revenues increased $198.8 million, or 24.5%, to $1.01 billion for the six months ended June 30, 2006, with revenues derived from the electric power and gas network services industry increasing by approximately $145.5 million, revenues from the telecommunications and cable television network services industry increasing by approximately $27.0 million and revenues from ancillary services increasing by approximately $26.3 million. The increase in revenues is a result of a higher volume of work from increased spending by our customers resulting from their continued improving financial health, favorable weather conditions experienced during the first quarter and greater demand for all the primary services we offer.
      Gross profit. Gross profit increased $49.9 million, or 55.5%, to $139.8 million for the six months ended June 30, 2006. As a percentage of revenues, gross margin increased from 11.1% for the six months ended June 30, 2005 to 13.8% for the six months ended June 30, 2006. Consistent with second quarter results, the increase in margins for the six months ended June 30, 2006 over the six months ended June 30, 2005 is attributable to higher margins on work from our electric power and gas network services customers, due to continued strengthening market conditions. In addition, we achieved higher margins on certain jobs due to better productivity and cost control and relatively mild weather as compared to the first half of 2005, which was negatively impacted by cost overruns and weather delays on certain projects during the first quarter.
      Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.6 million, or 3.0%, to $88.9 million for the six months ended June 30, 2006. As a percentage of revenues, selling, general and administrative expenses decreased from 10.7% to 8.8% for the six months ended June 30,

2006. The $2.6 million increase was primarily due to $7.4 million in increased salaries and benefits costs associated with increased personnel, costs of living adjustments and increased performance bonuses, as well as $0.4 million in increased bad debt expense and $0.5 million in increased travel expenditures. Partially offsetting the increases was a decrease in professional fees of $5.1 million. For the six months ended June 30, 2005, professional fees included costs associated with our margin enhancement program of $2.8 million as well as $0.6 million associated with specific bidding activity. The remaining decrease in professional fees is due to higher legal costs from ongoing litigation in the six months ended June 30, 2005 as compared to the six months ended June 30, 2006.
      Interest expense. Interest expense for the six months ended of June 30, 2006 increased $3.8 million as compared to the six months ended June 30, 2005, primarily due to the expensed of unamortized debt issuance costs of $3.3 million. We replaced our prior credit facility and expensing the remaining balance of unamortized debt issuance costs of $2.6 million. In addition, we expensed approximately 80.7% or $0.7 million of unamortized debt issuance costs related to the 4.0% convertible subordinated notes repurchased during the second quarter of 2006. The remaining increase in interest expense was due to a timing difference between the issuance of the 3.75% convertible subordinated notes during the second quarter of 2006 and use of those proceeds to affect the tender offer for the 4.0% convertible subordinated notes in the second quarter of 2006.
      Interest income. Interest income was $3.2 million for the six months ended June 30, 2005, compared to $6.0 million for the six months ended June 30, 2006. The increase in interest income primarily relates to a higher average cash balance and higher average interest rates for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Included in these higher average cash balances is the effect of the timing difference between the issuance of the 3.75% convertible subordinated notes during the second quarter of 2006 and use of those proceeds to affect the tender offer for the 4.0% convertible subordinated notes in the second quarter of 2006.
      Provision (benefit) for income taxes. The benefit for income taxes was $3.1 million for the six months ended June 30, 2005, with an effective tax rate of 63.4%, compared to a provision of $17.6 million for the six months ended June 30, 2006, with an effective tax rate of 40.9%. The lower effective tax rate for 2006 results from higher projected income for 2006 as compared to projected income for 2005 as well as the recording of a $1.6 million refund related to the settlement of a multi-year state tax claim.
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand, which totaled $309.5 million as of June 30, 2006, the availability under our credit facility and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures and to ensure our future ability to grow. Momentum in deployment of fiber to the premises or initiatives to rebuild the United States electric power grid may require a significant amount of additional working capital. However, we feel that we have adequate cash and availability under our credit facility to meet such needs.

Sources and Uses of Cash
      As of June 30, 2006, we had cash and cash equivalents of $309.5 million, working capital of $613.9 million and long-term debt of $447.0 million, net of current maturities. Our long-term debt balance at that date included $447.0 million of convertible subordinated notes. We also had $124.4 million of letters of credit outstanding under our credit facility.
      During the six months ended June 30, 2006, operating activities provided net cash to us of $32.5 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. In accordance with the adoption of SFAS No. 123(R), as discussed in Note 2 to the Condensed Consolidated Financial Statements, the tax benefit from stock-based equity awards is recorded as an adjustment to net income in the operating section of the statements of cash flows; therefore, for the six months ended June 30, 2006, a $4.6 million tax benefit from stock-based equity awards has been recorded as a reduction to cash flows from operations. We used net cash in investing activities of $24.7 million, including $29.3 million used for capital expenditures, offset by $4.6 million of proceeds from the sale of equipment. Financing activities used net cash flow of $2.5 million, resulting primarily from a payment of $5.7 million in debt issuance costs, a $7.5 million repayment under the term loan portion of our prior credit facility together with $1.4 million in net repayments of other long-term debt, partially offset by $6.6 million in net borrowings from the repurchase of our 4.0% convertible subordinated notes and the issuance of our 3.75% convertible subordinated notes as discussed below, coupled with $4.6 million in tax benefits from stock-based equity awards and $0.8 million received from the exercise of stock options.

Debt Instruments

Credit Facility
      On June 12, 2006, we entered into an amended and restated credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). The credit facility amended and restated our prior credit facility. The entire amount of the credit facility is available for the issuance of standby letters of credit. In addition, subject to the conditions specified in the credit facility, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and for other general corporate purposes.
      As of June 30, 2006, we had approximately $124.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $175.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of our total funded debt to EBITDA, or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of our total funded debt to EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of our total funded debt to EBITDA. We are also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of our total funded debt to EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.
      The credit facility contains certain covenants, including covenants with respect to maximum funded debt to EBITDA, maximum senior debt to EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to EBITDA ratio and the maximum senior debt to EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents held by us in excess of $25.0 million. As of June 30, 2006, we were in compliance with all of our covenants. The credit facility also limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our surety and all of our other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.
      The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75%, 4.0% and 4.5% convertible subordinated notes.

      As of December 31, 2005, we had a $182.0 million credit facility with various lenders (the prior facility). The prior facility was amended during the second quarter of 2006 to permit, among other things, our cash tender offer for our 4.0% convertible subordinated notes and the issuance of our 3.75% convertible subordinated notes, each as described below. The prior facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008, which also provided for term loans, and a $35.0 million revolving credit facility which provided for revolving loans and letters of credit and was scheduled to mature on December 19, 2007. Upon the amendment and restatement of our credit facility, the obligations under the prior facility were terminated, and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed in the second quarter of 2006 and included in interest expense. As of December 31, 2005, we had approximately $142.6 million of letters of credit outstanding under the prior credit facility and $7.5 million of the letter of credit facility outstanding as a term loan.

4.0% Convertible Subordinated Notes
      As of June 30, 2006, we had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes) outstanding. The 4.0% Notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% Notes, holders of the 4.0% Notes may require us to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. During the second quarter of 2006, we conducted a cash tender offer for all of the 4.0% Notes. The tender offer expired on June 13, 2006 and, as a result of the offer, $139.2 million of the 4.0% Notes were repurchased, representing approximately 80.7% of outstanding 4.0% Notes. As a result of the repurchase of a portion of the 4.0% Notes, we recorded a gain on early extinguishment of debt of approximately $2.1 million, which was partially offset by costs associated with the tender offer of approximately $0.5 million. In addition, approximately $0.7 million in related unamortized debt issuance costs associated with the retirement of a portion of the repurchased 4.0% Notes has been expensed and included in interest expense. On July 1, 2006, Quanta reclassified the remaining $33.3 million of the 4.0% Notes as a current obligation as they will mature within the next twelve months. The credit facility permits the repayment of these 4.0% Notes on or before maturity at Quanta’s sole discretion.

4.5% Convertible Subordinated Notes
      As of June 30, 2006, we had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.
      The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During the second quarter of 2006, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on September 30, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.
      Beginning October 8, 2008, we can redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. The holders of the 4.5% Notes may require us to repurchase all or some of their notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchase on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. We presently do not anticipate using stock to satisfy any future repurchase obligations. If we were to satisfy the obligation with shares of our common stock, the number of shares delivered would equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The number of shares to be issued under this circumstance is not limited. The right to settle for shares of common stock can be surrendered by us. The 4.5% Notes carry cross-default provisions with our other debt instruments exceeding $10.0 million in borrowings, which includes our existing credit facility.

3.75% Convertible Subordinated Notes
      During the second quarter of 2006, we issued $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, commencing on October 30, 2006.
      The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon our calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company. The resale of the notes and the shares issuable upon conversion thereof is required to be registered by us for the benefit of the holders in a registration statement which we intend to file with the SEC during the third quarter of 2006.
      Beginning on April 30, 2010 until April 30, 2013, we may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of our common stock is equal to or greater than 130% of the conversion price then in effect for the 3.75% Notes for at least 20 trading days in the 30 consecutive trading day period ending on the trading day immediately prior to the date of mailing of the notice of redemption. In addition, we may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. Beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, we will pay contingent interest during the applicable interest period if the average trading price of the 3.75% Notes reaches a specified threshold. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.

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
      We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2006, the maximum guaranteed residual value was approximately $95.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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
      As of June 30, 2006, we had $124.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2006. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds
      Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $15.0 million in favor of the surety and, with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post additional letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers also will reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2006, an aggregate of approximately $558.2 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $139.5 million as of June 30, 2006.
Contractual Obligations
      As of June 30, 2006, our future contractual obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt — principal	$447,559	$435	$33,374	$270,000	$—	$143,750	$—
Long-term debt — interest	49,332	9,436	18,206	14,503	5,390	1,797	—
Capital lease obligations, including interest	389	389	—	—	—	—	—
Operating lease obligations	97,408	14,524	22,521	19,711	15,801	13,123	11,728

Total	$594,688	$24,784	$74,101	$304,214	$21,191	$158,670	$11,728

      Excluded from the above table is interest associated with borrowings under the credit facility because both the amount borrowed and applicable interest rate are variable. As of June 30, 2006, we had no borrowings under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.
Concentration of Credit Risk
      We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 10% of accounts receivable as of June 30, 2006 or revenues for the three or six months ended June 30, 2006.
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

New Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We anticipate that the adoption of SFAS No. 155 will not have a material impact on our financial position, results of operations or cash flows.
      In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109.” FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions within financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently analyzing the provisions of FIN No. 48 and have not yet made a determination of the impact the adoption will have on our consolidated financial positions, results of operations and cash flows.
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

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $5.0 million; however, our estimate of the potential range of these future claim amounts is between $4.0 million and $10.0 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

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

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

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
      Many utilities across the country have regained their financial health and we believe they are making plans to increase spending on their transmission and distribution systems. As a result, we anticipate more extensive pole change outs, line upgrades and maintenance projects on many systems over the next several quarters. Further, the recently enacted Energy Policy Act of 2005 requires the power industry to meet federal reliability standards for their transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on their systems. While this Act is likely to stimulate spending by our customers, we do not expect to begin to realize substantial benefits of this spending for at least twelve to twenty-four months.
      We are also seeing improvement in the financial health of telecommunications customers. There are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that provide us with pockets of opportunity, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives have been announced by Verizon and AT&T (formerly SBC), and municipalities and other government jurisdictions have also become active in these initiatives. We anticipate increased spending by wireless telecommunications customers on their networks, as the impact of mergers within the wireless industry has begun to lessen. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of third generation technology.
      Spending in the cable television industry remains flat. However, with several telecommunications companies increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers, such initiatives could serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers. On July 21, 2006, Adelphia Communications Corporation and its affiliated companies (Adelphia) signed a plan agreement with their creditors’ committee and other unsecured creditors providing a framework for a plan of reorganization intended to result in Adelphia’s emergence from Chapter 11 bankruptcy in the fourth quarter of 2006. The plan of reorganization outlined in the plan agreement was conditioned on Adelphia’s closing of the sale of substantially all of its assets to Time Warner Cable and Comcast Corporation and, on July 31, 2006, the sale was successfully completed. As a result of these transactions, we expect increased spending initiatives by Time Warner Cable and Comcast Corporation as they integrate the systems acquired from Adelphia.
      With the stabilization of several of our markets and our margin enhancement initiatives, we have begun to see our gross margins generally improve as well. While operating conditions are challenging, we are beginning to see margins improve, but they are not expected to return to historical levels in the near term. To the extent that our primary markets remain stable or continue to improve, margins should gradually improve.
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
      Interest Rates. As of December 31, 2005, the fair value of our fixed-rate debt of $444.8 million aggregate principal amount was approximately $520.1 million, based upon current market prices. Due to the repurchase of a portion of our 4.0% Notes and the issuance of our 3.75% Notes, the fair value of our fixed-rate debt as of June 30, 2006 was approximately $602.0 million, based upon current market prices.

Item 4.	Controls and Procedures.
      Our management evaluated, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2006. Based on their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.
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
      There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      During the second quarter of 2006, 73,456 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld shares as follows:

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid Per Share	Programs	Programs

June 1, 2006 – June 30, 2006	6,147	(i)	$16.53	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our annual meeting of stockholders in Houston, Texas on May 24, 2006. Eleven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.
      The following ten individuals were elected to the board of directors by the holders of our Common Stock, with no abstentions or broker non-votes:

Nominee	For	Withheld

James R. Ball	104,622,176	1,143,194
John R. Colson	104,458,241	1,307,129
Ralph R. DiSibio	104,620,173	1,145,197
Bernard Fried	104,510,122	1,255,248
Louis C. Golm	103,544,649	2,220,721
Worthing F. Jackman	104,625,680	1,139,690
Bruce Ranck	104,544,076	1,221,294
Gary A. Tucci	104,445,096	1,320,274
John R. Wilson	104,447,655	1,317,715
Pat Wood, III	104,620,163	1,145,207
      The holders of our Limited Vote Common Stock elected Vincent D. Foster to the board of directors by a vote of 509,723 shares of Limited Vote Common Stock, with no shares withheld and no abstentions or broker non-votes.
      The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 by a vote of 106,187,640 shares of Common Stock and Limited Vote Common Stock, voting together, with (i) 40,702 shares of Common Stock and no shares of Limited Vote Common Stock voting against and (ii) 46,751 shares of Common Stock and no shares of Limited Vote Common Stock abstaining. There were no broker non-votes for this item.

Item 6.	Exhibits.

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1	—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.1	—	Third Amendment to Credit Agreement dated as of April 26, 2006 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 27, 2006 and incorporated herein by reference)
10.2	—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.3	—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.4	—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed June 15, 2006 and incorporated herein by reference)
10.5	—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed June 15, 2006 and incorporated herein by reference)
10.6	—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed June 15, 2006 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/Derrick A. Jensen

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer
Dated: August 9, 2006

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1	—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.1	—	Third Amendment to Credit Agreement dated as of April 26, 2006 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 27, 2006 and incorporated herein by reference)
10.2	—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.3	—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.4	—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed June 15, 2006 and incorporated herein by reference)
10.5	—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed June 15, 2006 and incorporated herein by reference)
10.6	—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed June 15, 2006 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)