Form 10-Q/A
period 2006-03-31
QUANTA SERVICES INC
filed 2006-11-09
CIK 1050915

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

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-Q/ A (Amendment) is being filed to amend, as described below, Items 1 and 2 of Part I of the quarterly report on Form 10-Q of Quanta Services, Inc. (Quanta) filed with the Securities and Exchange Commission (SEC) on May 9, 2006 (Original Report on Form 10-Q). The purpose of this Amendment is to amend (i) the condensed consolidated balance sheet as of March 31, 2006 to reclassify certain investments as “short-term investments” that were classified as “cash and cash equivalents” in the Original Report on Form 10-Q and (ii) the condensed consolidated statements of cash flows for the three months ended March 31, 2006 to correct cash flows from investing activities as a result of the above reclassification by presenting Quanta’s investments in these short-term securities as cash flows from investing activities. Specifically, the Original Report on Form 10-Q classified $60.5 million of variable rate demand notes as cash equivalents. The above reclassification had no affect on previously reported current or non-current assets, current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
      In addition to the amendments discussed above, Quanta has added additional disclosures regarding Quanta’s short-term investments in (i) note 1 of the notes to condensed consolidated financial statements, (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) Controls and Procedures — Management’s Consideration of the Restatement. The complete text of Items 1, 2 and 4 of Part I have been set forth in its entirety, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and the other Items from the Original Report on Form 10-Q are included for the convenience of the reader. In connection with the filing of this Amendment and pursuant to the rules of the SEC, Quanta is including with this Amendment currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Report on Form 10-Q are not re-filed herewith.
      Except for the matters discussed in this Explanatory Note, this Amendment reflects the disclosures made at the time of the filing of the Original Report on Form 10-Q, and no attempt has been made in this Amendment to modify or update such disclosures presented in the Original Report on Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report on Form 10-Q, including any amendments to those filings.

QUANTA SERVICES, INC. AND SUBSIDIARIES
INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	32
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 6.	Exhibits	33
Signature		34
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO & CFO Pursuant to Section 1350

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	March 31,
	2005	2006

		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$304,267	$224,248
Short-term investments	—	60,515
Accounts receivable, net of allowances of $6,566 and $5,026, respectively	431,584	447,096
Costs and estimated earnings in excess of billings on uncompleted contracts	38,053	47,025
Inventories	25,717	28,140
Prepaid expenses and other current assets	31,389	28,737

Total current assets	831,010	835,761
Property and equipment, net	286,606	286,565
Accounts and notes receivable, net of an allowance of $42,953, respectively	15,229	15,922
Other assets, net	33,583	33,952
Goodwill and other intangibles, net	388,357	388,292

Total assets	$1,554,785	$1,560,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,252	$2,242
Accounts payable and accrued expenses	241,811	236,335
Billings in excess of costs and estimated earnings on uncompleted contracts	14,008	17,286

Total current liabilities	258,071	255,863
Long-term debt, net of current maturities	7,591	4,549
Convertible subordinated notes	442,500	442,500
Deferred income taxes and other non-current liabilities	142,885	144,132

Total liabilities	851,047	847,044

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 118,771,776 and 119,462,103 shares issued and 117,153,038 and 117,487,417 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 and 999,281 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,096,795	1,097,113
Deferred compensation	(6,448)	—
Accumulated deficit	(369,122)	(361,264)
Treasury stock, 1,618,738 and 1,974,686 common shares, at cost	(17,487)	(22,401)

Total stockholders’ equity	703,738	713,448

Total liabilities and stockholders’ equity	$1,554,785	$1,560,492

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2006

		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(5,128)	$7,858
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	14,215	12,680
Loss (gain) on sale of property and equipment	166	(463)
Provision for doubtful accounts	421	98
Deferred income tax provision (benefit)	(8,013)	1,903
Non-cash stock-based compensation	1,238	1,449
Tax benefit from stock-based equity awards	—	(4,358)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	16,916	(16,303)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,863)	(8,972)
Inventories	(4,143)	(2,423)
Prepaid expenses and other current assets	(1,411)	59
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	4,626	(3,851)
Billings in excess of costs and estimated earnings on uncompleted contracts	56	3,278
Other, net	(116)	(397)

Net cash provided by (used in) operating activities	9,964	(9,442)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	562	1,606
Additions of property and equipment	(12,220)	(13,591)
Purchases of short-term investments	—	(60,515)

Net cash used in investing activities	(11,658)	(72,500)

Cash Flows from Financing Activities:
Payments under credit facility	(10,300)	(3,000)
Proceeds from other long-term debt	127	1,478
Payments on other long-term debt	(1,227)	(1,530)
Issuances of stock, net of offering costs	1,530	—
Debt issuance and amendments costs	(41)	—
Tax benefit from stock-based equity awards	—	4,358
Exercise of stock options	47	617

Net cash provided by (used in) financing activities	(9,864)	1,923

Net Decrease in Cash and Cash Equivalents	(11,558)	(80,019)
Cash and Cash Equivalents, beginning of period	265,560	304,267

Cash and Cash Equivalents, end of period	$254,002	$224,248

Supplemental Disclosure of Cash Flow Information
Interest paid	$(363)	$(3,662)
Income taxes paid	$(1,083)	$(1,247)
Income tax refunds	$262	$105
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

RESTATEMENT — Short-Term Investments
      Quanta invests a portion of its cash in variable rate demand notes (VRDNs), which are classified as short-term investments. The income from these VRDNs is tax-exempt to the Quanta. The interest rates on these instruments are variable and reset daily or weekly, depending on the security. As a result of the reset feature, Quanta continually earns the market interest rate. While VRDNs are debt instruments with scheduled maturities ranging from 10-30 years, Quanta has the right to tender the securities to a third-party liquidity provider for payment at the aggregate principal amount plus accrued interest at any time with seven days notice pursuant to the put right granted to all holders of these notes. Payment of these notes is secured by an irrevocable letter of credit issued by an investment-grade financial institution. Due to the liquidity and the short-term nature of Quanta’s investment in these securities, they have been classified as current assets in its condensed consolidated balance sheet and are classified as available for sale. These securities are carried at the

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate principal amount, which approximates fair value, resulting in no unrealized gain (loss) to be recorded in other comprehensive income.
      As shown in the table below, the cash and cash equivalents as of March 31, 2006 and the net cash used in investing activities for the three months ended March 31, 2006 have been restated to reclassify certain short-term investments which had been classified as cash and cash equivalents, when such securities should have been reported as short-term investments in the condensed consolidated balance sheet and as purchases of short-term investments in the condensed consolidated statements of cash flows.

	March 31, 2006	March 31, 2006
	As Reported	As Restated

Cash and cash equivalents	$284,763	$224,248
Short-term investments	—	60,515

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2006
	As Reported	As Restated

Purchases of short-term investments	$—	$(60,515)
Net cash used in investing activities	(11,985)	(72,500)

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
      The actual tax benefit realized for the tax deductions from option exercises totaled approximately $0.2 million for the three months ended March 31, 2006. This tax benefit is reported as a cash inflow from financing activities and a cash outflow from operating activities for the three months ended March 31, 2006, as required by SFAS No. 123(R), and as stated above, prior periods have not been adjusted in accordance with the modified prospective method of application.

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
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to EBITDA ratio and the maximum senior debt to EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of March 31, 2006, Quanta was in compliance with all of its covenants. However, conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect Quanta’s ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs, which for 2006 and in any fiscal year thereafter is an annual aggregate amount up to 25% of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. These limits were increased by the amendment to the credit facility on April 26, 2006, which is described below. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of Quanta’s other debt instruments exceeding $2.0 million in borrowings and Quanta’s continuing indemnity and security agreement with its surety.
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
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand and short-term investments (as restated), which totaled $284.8 million as of March 31, 2006, the availability under our credit facility and our future cash flow from operations will be sufficient to enable us to meet our future operating needs, debt service requirements, including any cash that may be required in connection with the tender offer for our 4.0% convertible subordinated notes as described below, and planned capital expenditures and to ensure our future ability to grow. We began to invest in variable rate demand notes during the first quarter of 2006. These instruments have long-term scheduled maturities, but provide the option to tender to a third-party liquidity provider at any time with seven days notice and are therefore classified as short-term investments. Momentum in deployment of fiber to the premises or initiatives to rebuild the United States electric power grid may require a significant amount of additional working capital. However, we feel that we have adequate cash, short-term investments and availability under our credit facility to meet such needs. We are also currently engaged in discussions with respect to a proposed senior secured revolving credit facility that would amend and restate or replace our existing credit facility to increase our borrowing capacity and reduce costs associated with our letters of credit.

Sources and Uses of Cash
      As of March 31, 2006, we had cash and cash equivalents (as restated) of $224.2 million, short-term investments (as restated) of $60.5 million, working capital of $579.9 million and long-term debt of $447.0 million, net of current maturities. Our long-term debt balance at that date included $442.5 million of convertible subordinated notes and $4.5 million of other debt. We also had $144.8 million of letters of credit outstanding under our credit facility.
      During the three months ended March 31, 2006, we used net cash for operating activities in the amount of $9.4 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. Revenues for the last month of the first quarter of 2006 were higher than revenues for the last month of the fourth quarter of 2005, which contributed to an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2006 compared to December 31, 2005. A significant portion of the increase in accounts receivable relates to unbilled receivables, or balances in which the earnings process is complete but are not yet billable to the customer. In addition, the timing of cash collections, as compared to the requirements for payroll and other liabilities has led to the negative cash flow from operations for the three months ended March 31, 2006. In accordance with the adoption of SFAS No. 123(R), as discussed in Note 2 to the Condensed Consolidated Financial Statements, the tax benefit from stock-based equity awards is recorded as an outflow of cash from operations. For the three months ended March 31, 2006, a $4.4 million tax benefit from stock-based equity awards contributed to our negative cash flows from operations. We used net cash in investing activities (as restated) of $72.5 million, including $60.5 million in purchases of short-term investments, $13.6 million used for capital expenditures, offset by $1.6 million of proceeds from the sale of equipment. Financing activities provided net cash flow of $1.9 million, resulting primarily from a $4.4 million tax benefit from stock-based equity awards, offset by a $3.0 million repayment under the term loan portion of the credit facility in order to be able to issue additional letters of credit.
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
      The credit facility contains certain covenants, including a maximum funded debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum consolidated net worth covenant, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to EBITDA ratio and the maximum senior debt to EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of March 31, 2006, we were in compliance with all of our covenants. However, conditions such as, but not limited to, unforeseen project delays or cancellations, adverse weather conditions or poor contract performance, could adversely affect our ability to comply with its covenants in the future. The credit facility also limits acquisitions, capital expenditures and asset sales and, subject to certain exceptions, prohibits liens on material assets. The credit facility also includes limits on the payment of dividends and stock repurchase programs, which for 2006 and in any fiscal year thereafter is an annual aggregate amount up to 25% of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. These limits were increased by the amendment to the credit facility on April 26, 2006, which is described below. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility carries cross-default provisions with all of our other debt instruments exceeding $2.0 million in borrowings and our continuing indemnity and security agreement with our surety.
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
     Management’s Consideration of the Restatement
      In coming to the conclusion that our disclosure controls and procedures were effective as of March 31, 2006, our management considered, among other things, the control deficiency related to the financial reporting for our investment in variable rate demand notes, which resulted in the restatement of our previously issued financial statements as disclosed in Note 1 to the consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q/A. After taking into consideration that there has been significant debate within the standard-setting community around the classification of VRDNs, requiring significant judgment by registrants and resulting in some disparity in practice, our management concluded that the judgment exercised by management in carrying out the relevant control procedures were appropriate and concluded that the control deficiency that contributed to the restatement did not constitute a material weakness.
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
      During the first quarter of 2006, 1,116,031 shares of restricted stock that had been issued pursuant to our 2001 Stock Incentive Plan vested. Pursuant to the 2001 Stock Incentive Plan, employees may elect to satisfy their tax withholding obligations upon vesting by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld shares as follows:

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	that may yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs

March 1, 2006 – March 31, 2006	355,948 (i)	$13.81	None	None

(i)	These shares were not purchased through a publicly announced plan or program.

Item 6.	Exhibits.

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1	—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.1	—	2006 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (No. 001-13831) filed May 9, 2006 and incorporated herein by reference)
10.2	—	Third Amendment to Credit Agreement dated as of April 26, 2006 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 27, 2006 and incorporated herein by reference)
10.3	—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.4	—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ Derrick A. Jensen

Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer
Dated: November 9, 2006

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1	—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10.1	—	2006 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (No. 001-13831) filed May 9, 2006 and incorporated herein by reference)
10.2	—	Third Amendment to Credit Agreement dated as of April 26, 2006 among Quanta Services, Inc., the subsidiaries of Quanta Services, Inc. identified therein, Bank of America, N.A., and other Lenders identified therein (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 27, 2006 and incorporated herein by reference)
10.3	—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.4	—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)