Form 10-Q/A
period 2006-06-30
QUANTA SERVICES INC
filed 2006-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A
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

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-Q/ A (Amendment) is being filed to amend, as described below, Items 1 and 2 of Part I of the quarterly report on Form 10-Q of Quanta Services, Inc. (Quanta) filed with the Securities and Exchange Commission (SEC) on August 9, 2006 (Original Report on Form 10-Q). The purpose of this Amendment is to amend (i) the condensed consolidated balance sheet as of June 30, 2006 to reclassify certain investments as “short-term investments” that were classified as “cash and cash equivalents” in the Original Report on Form 10-Q and (ii) the condensed consolidated statements of cash flows for the three and six months ended June 30, 2006 to correct cash flows from investing activities as a result of the above reclassification by presenting Quanta’s investments in these short-term securities as cash flows from investing activities. Specifically, the Original Report on Form 10-Q classified $272.2 million of variable rate demand notes as cash equivalents. The above reclassification had no affect on previously reported current or non-current assets, current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
      In addition to the amendments discussed above, Quanta has added additional disclosures regarding Quanta’s short-term investments in (i) note 1 of the notes to condensed consolidated financial statements, (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) Controls and Procedures—Management’s Consideration of the Restatement. The complete text of Items 1, 2 and 4 of Part I have been set forth in its entirety, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and the other Items from the Original Report on Form 10-Q are included for the convenience of the reader. In connection with the filing of this Amendment and pursuant to the rules of the SEC, Quanta is including with this Amendment currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Report on Form 10-Q are not re-filed herewith.
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

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	June 30,
	2005	2006

		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$304,267	$37,356
Short-term investments	—	272,165
Accounts receivable, net of allowances of $6,566 and $5,699, respectively	431,584	450,533
Costs and estimated earnings in excess of billings on uncompleted contracts	38,053	45,255
Inventories	25,717	27,526
Prepaid expenses and other current assets	31,389	29,680

Total current assets	831,010	862,515
Property and equipment, net	286,606	286,594
Accounts and notes receivable, net of an allowance of $42,953	15,229	9,707
Other assets, net	33,583	33,788
Goodwill and other intangibles, net	388,357	388,226

Total assets	$1,554,785	$1,580,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,252	$922
Accounts payable and accrued expenses	241,811	229,270
Billings in excess of costs and estimated earnings on uncompleted contracts	14,008	18,384

Total current liabilities	258,071	248,576
Long-term debt, net of current maturities	7,591	—
Convertible subordinated notes	442,500	447,023
Deferred income taxes and other non-current liabilities	142,885	149,912

Total liabilities	851,047	845,511

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 118,771,776 and 119,580,855 shares issued and 117,153,038 and 117,600,022 outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 and 918,447 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,096,795	1,101,427
Deferred compensation	(6,448)	—
Accumulated deficit	(369,122)	(343,604)
Treasury stock, 1,618,738 and 1,980,833 common shares, at cost	(17,487)	(22,504)

Total stockholders’ equity	703,738	735,319

Total liabilities and stockholders’ equity	$1,554,785	$1,580,830

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

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

		(Restated)		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$3,343	$17,660	$(1,785)	$25,518
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	14,016	12,886	28,231	25,566
Amortization of debt issuance costs	914	4,253	1,826	5,167
Loss (gain) on sale of property and equipment	47	(124)	213	(587)
Gain on early extinguishment of debt	—	(2,088)	—	(2,088)
Provision for doubtful accounts	51	757	472	855
Deferred income tax provision (benefit)	253	(1,877)	(7,760)	26
Non-cash stock-based compensation	890	1,568	2,128	3,017
Tax benefit from stock-based equity awards	—	(285)	—	(4,643)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	(33,663)	2,021	(16,747)	(14,282)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,935)	1,770	(15,798)	(7,202)
Inventories	(759)	614	(4,902)	(1,809)
Prepaid expenses and other current assets	5,294	1,170	3,883	1,229
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	16,790	144	21,416	(3,707)
Billings in excess of costs and estimated earnings on uncompleted contracts	835	1,098	891	4,376
Other, net	(1,205)	2,362	(2,233)	1,051

Net cash provided by (used in) operating activities	(129)	41,929	9,835	32,487

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,844	3,016	2,406	4,622
Additions of property and equipment	(16,688)	(15,716)	(28,908)	(29,307)
Proceeds from the sale of short-term investments	—	21,875	—	21,875
Purchases of short-term investments	—	(233,525)	—	(294,040)

Net cash used in investing activities	(14,844)	(224,350)	(26,502)	(296,850)

Cash Flows from Financing Activities:
Payments under credit facility	(8,500)	(4,500)	(18,800)	(7,500)
Borrowings under credit facility	14,000	—	14,000	—
Proceeds from other long-term debt	—	144,098	127	145,576
Payments on other long-term debt	(3,793)	(138,856)	(5,020)	(140,386)
Issuances of stock, net of offering costs	—	—	1,530	—
Debt issuance and amendment costs	—	(5,671)	(41)	(5,671)
Tax benefit from stock-based equity awards	—	285	—	4,643
Exercise of stock options	1	173	48	790

Net cash provided by (used in) financing activities	1,708	(4,471)	(8,156)	(2,548)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,265)	(186,892)	(24,823)	(266,911)
Cash and Cash Equivalents, beginning of period	254,002	224,248	265,560	304,267

Cash and Cash Equivalents, end of period	$240,737	$37,356	$240,737	$37,356

Supplemental Disclosure of Cash Flow Information
Interest paid	$(6,309)	$(8,790)	$(6,672)	$(12,452)
Income taxes paid	$(347)	$(4,143)	$(1,430)	$(5,390)
Income tax refunds	$247	$90	$509	$195
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

RESTATEMENT — Short-Term Investments
      Quanta invests a portion of its cash in variable rate demand notes (VRDNs), which are classified as short-term investments. The income from these VRDNs is tax-exempt to Quanta. The interest rates on these instruments are variable and reset daily or weekly, depending on the security. As a result of the reset feature, Quanta continually earns the market interest rate. While VRDNs are debt instruments with scheduled maturities ranging from 10-30 years, Quanta has the right to tender the securities to a third-party liquidity provider for payment at the aggregate principal amount plus accrued interest at any time with seven days notice pursuant to the put right granted to all holders of these notes. Payment of these notes is secured by an irrevocable letter of credit issued by an investment-grade financial institution. Due to the liquidity and the short-term nature of Quanta’s investment in these securities, they have been classified as current assets in its condensed consolidated balance sheet and are classified as available for sale. These securities are carried at the

QUANTA SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate principal amount, which approximates fair value, resulting in no unrealized gain (loss) to be recorded in other comprehensive income.
      As shown in the table below, the cash and cash equivalents as of June 30, 2006 and the net cash used in investing activities for the three and six months ended June 30, 2006 have been restated to reclassify certain short-term investments which had been classified as cash and cash equivalents, when such securities should have been reported as short-term investments in the condensed consolidated balance sheet and as purchases or sales of short-term investments in condensed consolidated statements of cash flows.

	June 30, 2006	June 30, 2006
	As Reported	As Restated

Cash and cash equivalents	$309,521	$37,356
Short-term investments	—	272,165

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	As Reported	As Restated

Purchases of short-term investments	$—	$(233,525)
Proceeds from the sale of short-term investments	—	21,875
Net cash used in investing activities	(12,700)	(224,350)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	As Reported	As Restated

Purchases of short-term investments	$—	$(294,040)
Proceeds from the sale of short-term investments	—	21,875
Net cash used in investing activities	(24,685)	(296,850)

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
      Prior to January 1, 2006, Quanta accounted for its stock-based compensation awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense was recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award existed at the date of grant. SFAS No. 123 “Accounting for Stock Based Compensation,” which encouraged companies to account for stock-based compensation awards based on the fair value of the awards at the date they were granted, required disclosure as to what net income and earnings per share would have been had SFAS No. 123 been followed. Had compensation expense for the 2001 Stock Incentive Plan and the Employee Stock Purchase Plan, which was terminated in 2005, been determined consistent with SFAS No. 123, Quanta’s net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 would have been reduced to the following as adjusted amounts (in thousands, except per share information):

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

Restricted Stock
      During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various stock incentive programs. Pursuant to the 2001 Stock Incentive Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Stock Incentive Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. During the three months ended June 30, 2005 and 2006, Quanta granted 77,381 and 48,846 shares of restricted stock with a weighted average grant price of $8.86 and $15.97. During each of the six months ended June 30, 2005 and 2006, Quanta granted approximately 0.7 million shares of restricted stock with a weighted average grant price of $7.55 and $13.89. During the three months ended June 30, 2005 and 2006, 49,256 and 73,456 shares vested with a approximate fair value of $0.5 million and $1.2 million. Approximately 1.0 million and 1.2 million shares vested during the six months ended June 30, 2005 and 2006 with a total fair value of $8.3 million and $16.6 million. A summary of Quanta’s restricted stock activity for the six months ended June 30, 2006 is as follows (in thousands, except fair value amounts):

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
      As of December 31, 2005, Quanta had a $182.0 million credit facility with various lenders (the prior facility). The prior facility was amended during the second quarter of 2006 to permit, among other things, Quanta’s cash tender offer for its 4.0% convertible subordinated notes and Quanta’s issuance of its 3.75% convertible subordinated notes, each as described below. The prior facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008, which also provided for term loans, and a $35.0 million revolving credit facility which provided for revolving loans and letters of credit and was scheduled to mature on December 19, 2007. Upon the amendment and restatement of Quanta’s credit facility, the obligations under the prior facility were terminated, and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed in the second quarter of 2006 and included in interest expense. As of December 31, 2005, Quanta had approximately $142.6 million of letters of credit outstanding under the prior facility and $7.5 million of the letter of credit facility outstanding as a term loan.

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
Liquidity and Capital Resources

Cash Requirements
      We anticipate that our cash on hand and short-term investments (as restated), which together totaled $309.5 million as of June 30, 2006, the availability under our credit facility and our future cash flow from operations will be sufficient to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures and to ensure our future ability to grow. We began to invest in variable rate demand notes during 2006. These instruments have long-term scheduled maturities, but provide the option to tender to a third-party liquidity provider at any time with seven days notice and are therefore classified as short-term investments. Momentum in deployment of fiber to the premises or initiatives to rebuild the United States electric power grid may require a significant amount of additional working capital. However, we feel that we have adequate cash, short-term investments and availability under our credit facility to meet such needs.

Sources and Uses of Cash
      As of June 30, 2006, we had cash and cash equivalents (as restated) of $37.4 million, short-term investments (as restated) of $272.2 million, working capital of $613.9 million and long-term debt of $447.0 million, net of current maturities. Our long-term debt balance at that date included $447.0 million of convertible subordinated notes. We also had $124.4 million of letters of credit outstanding under our credit facility.
      During the six months ended June 30, 2006, operating activities provided net cash to us of $32.5 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. In accordance with the adoption of SFAS No. 123(R), as discussed in Note 2 to the Condensed Consolidated Financial Statements, the tax benefit from stock-based equity awards is recorded as an adjustment to net income in the operating section of the statements of cash flows; therefore, for the six months ended June 30, 2006, a $4.6 million tax benefit from stock-based equity awards has been recorded as a reduction to cash flows from operations. We used net cash in investing activities (as restated) of $296.9 million, including $272.2 million in net purchases of short-term investments and $29.3 million used for capital expenditures, offset by $4.6 million of proceeds from the sale of equipment. Financing activities used net cash flow of $2.5 million, resulting primarily from a payment of $5.7 million in debt issuance costs, a $7.5 million repayment under the term loan portion of our prior credit facility together with $1.4 million in net repayments of other long-term debt, partially offset by $6.6 million in net borrowings from the repurchase of our 4.0% convertible subordinated notes and the issuance of our 3.75% convertible subordinated notes as discussed below, coupled with $4.6 million in tax benefits from stock-based equity awards and $0.8 million received from the exercise of stock options.

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

Management’s Consideration of the Restatement
      In coming to the conclusion that our disclosure controls and procedures were effective as of June 30, 2006, our management considered, among other things, the control deficiency related to the financial reporting for our investment in variable rate demand notes, which resulted in the restatement of our previously issued financial statements as disclosed in Note 1 to the consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q/A. After taking into consideration that there has been significant debate within the standard-setting community around the classification of VRDNs, requiring significant judgment by registrants and resulting in some disparity in practice, our management concluded that the judgment exercised by management in carrying out the relevant control procedures were appropriate and concluded that the control deficiency that contributed to the restatement did not constitute a material weakness.
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