Form 10-Q
period 2006-09-30
QUANTA SERVICES INC
filed 2006-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

117,614,150 shares of Common Stock were outstanding as of November 1, 2006. As of the same date, 917,697 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	September 30,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$304,267	$67,275
Short-term investments	—	284,440
Accounts receivable, net of allowances of $6,566 and $5,687, respectively	431,584	456,938
Costs and estimated earnings in excess of billings on uncompleted contracts	38,053	48,961
Inventories	25,717	27,209
Prepaid expenses and other current assets	31,389	31,255

Total current assets	831,010	916,078
Property and equipment, net	286,606	279,023
Accounts and notes receivable, net of an allowance of $42,953	15,229	10,019
Other assets, net	33,583	33,146
Goodwill and other intangibles, net	388,357	388,160

Total assets	$1,554,785	$1,626,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,252	$35,250
Accounts payable and accrued expenses	241,811	247,940
Billings in excess of costs and estimated earnings on uncompleted contracts	14,008	15,788

Total current liabilities	258,071	298,978
Long-term debt, net of current maturities	7,591	—
Convertible subordinated notes	442,500	413,750
Deferred income taxes and other non-current liabilities	142,885	155,147

Total liabilities	851,047	867,875

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 118,771,776 and 119,590,770 shares issued and 117,153,038 and 117,607,183 shares outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 1,011,780 and 917,697 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,096,795	1,102,283
Deferred compensation	(6,448)	—
Accumulated deficit	(369,122)	(321,181)
Treasury stock, 1,618,738 and 1,983,587 common shares, at cost	(17,487)	(22,551)

Total stockholders’ equity	703,738	758,551

Total liabilities and stockholders’ equity	$1,554,785	$1,626,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenues	$523,340	$528,468	$1,335,132	$1,539,010
Cost of services (including depreciation)	443,167	445,332	1,165,051	1,316,071

Gross profit	80,173	83,136	170,081	222,939
Selling, general and administrative expenses	49,420	45,103	135,756	134,018

Income from operations	30,753	38,033	34,325	88,921
Other income (expense):
Interest expense	(6,041)	(5,736)	(17,963)	(21,414)
Interest income	1,921	4,297	5,136	10,312
Gain on early extinguishment of debt, net	—	—	—	1,598
Other, net	62	59	324	387

Income before income taxes	26,695	36,653	21,822	79,804
Provision for income taxes	13,815	14,230	10,727	31,863

Net income	$12,880	$22,423	$11,095	$47,941

Earnings per share:
Basic	$0.11	$0.19	$0.10	$0.41

Diluted	$0.11	$0.17	$0.10	$0.38

Shares used in computing earnings per share:
Basic	115,970	117,202	115,640	116,959

Diluted	141,177	148,534	116,382	141,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Cash Flows from Operating Activities:
Net income	$12,880	$22,423	$11,095	$47,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	13,934	12,185	42,165	37,751
Amortization of debt issuance costs	914	777	2,740	5,944
Loss (gain) on sale of property and equipment	(93)	131	120	(456)
Gain on early extinguishment of debt	—	—	—	(2,088)
Provision for doubtful accounts	1,302	34	1,774	889
Deferred income tax provision	11,378	3,160	3,618	3,186
Non-cash stock-based compensation	1,433	1,601	3,561	4,618
Tax impact of stock-based equity awards	—	883	—	(3,760)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts receivable	(88,495)	(6,751)	(105,242)	(21,033)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,502	(3,706)	(9,296)	(10,908)
Inventories	263	317	(4,639)	(1,492)
Prepaid expenses and other current assets	(3,828)	(649)	55	580
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	28,534	18,946	49,950	15,239
Billings in excess of costs and estimated earnings on uncompleted contracts	2,234	(2,596)	3,125	1,780
Other	2,172	21	(61)	1,072

Net cash provided by (used in) operating activities	(10,870)	46,776	(1,035)	79,263

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,222	2,288	4,628	6,910
Additions of property and equipment	(9,971)	(6,931)	(38,879)	(36,238)
Purchases of short-term investments	—	(40,775)	—	(334,815)
Proceeds from the sale of short-term investments	—	28,500	—	50,375

Net cash used in investing activities	(7,749)	(16,918)	(34,251)	(313,768)

Cash Flows from Financing Activities:
Payments under credit facility	—	—	(18,800)	(7,500)
Borrowings under credit facility	—	—	14,000	—
Proceeds from other long-term debt	406	1,529	533	147,105
Payments on other long-term debt	(744)	(474)	(5,764)	(140,860)
Issuances of stock, net of offering costs	1,442	—	2,972	—
Debt issuance and amendment costs	—	(230)	(41)	(5,901)
Tax impact of stock-based equity awards	—	(883)	—	3,760
Exercise of stock options	414	119	462	909

Net cash provided by (used in) financing activities	1,518	61	(6,638)	(2,487)

Net Increase (Decrease) in Cash and Cash Equivalents	(17,101)	29,919	(41,924)	(236,992)
Cash and Cash Equivalents, beginning of period	240,737	37,356	265,560	304,267

Cash and Cash Equivalents, end of period	$223,636	$67,275	$223,636	$67,275

Supplemental Disclosure of Cash Flow Information
Interest paid	$(3,826)	$(739)	$(10,498)	$(13,191)
Income taxes paid	$(204)	$(11,512)	$(1,634)	$(16,902)
Income tax refunds	$—	$1,999	$509	$2,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Short-Term Investments

Quanta invests a portion of its cash in variable rate demand notes (VRDNs), which are classified as short-term investments. The income from these VRDNs is tax-exempt to Quanta. The interest rates on these instruments are variable and reset daily or weekly, depending on the security. As a result of the reset feature, Quanta continually earns the market interest rate. While VRDNs are debt instruments with scheduled maturities ranging from 10-30 years, Quanta has the right to tender the securities to a third-party liquidity provider for payment at the aggregate principal amount plus accrued interest at any time with seven days notice pursuant to the put right granted to all holders of these notes. Payment of these notes is secured by an irrevocable letter of credit issued by an investment-grade financial institution. Due to the liquidity and the short-term nature of Quanta’s investment in these securities, they have been classified as current assets in its condensed consolidated balance sheets and are classified as available for sale. These securities are carried at the aggregate principal amount, which approximates fair value, resulting in no unrealized gain (loss) to be recorded in other comprehensive income.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2006, Quanta has provided allowances for doubtful accounts of approximately $48.6 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

Included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During the first quarter of 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. The final collection of amounts owed to Quanta are subject to further legal proceedings. Quanta has provided allowances for a significant portion of these notes receivable. Also included in accounts and notes receivable are $5.0 million in retainage balances with settlement dates beyond the next twelve months.

During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with $6.0 million of the proceeds held by the buyer pending the resolution of certain preferential payment claims. During the third quarter of 2006, the preferential payment claims were settled and Quanta collected the $6.0 million.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain statutory lien rights with respect to services provided. No customer accounted for more than 10% of accounts receivable as of December 31, 2005 and September 30, 2006 or revenues for the three and nine months ended September 30, 2005 and 2006.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill attributable to each of Quanta’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the above methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reporting units. On an ongoing basis, absent impairment indicators, Quanta performs impairment tests annually during the fourth quarter. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from Quanta’s impairment test, therefore Quanta may record goodwill impairments in the future, even when the aggregate fair value of Quanta’s reporting units and Quanta as a whole may increase. Any future impairment adjustments would be recognized as operating expenses.

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

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Quanta does not have any financial instruments that fall under the scope of this statement and does not believe that the adoption of SFAS No. 155 will have a material impact on Quanta’s financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109.” FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions within financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Quanta is currently analyzing the provisions of FIN No. 48 and has not yet made a determination of the impact the adoption will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. Quanta is currently analyzing the provisions of SFAS No. 157 and determining how it will affect accounting policies and procedures and has not yet made a determination of the impact the adoption will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires that the materiality of the effect of a misstated amount be evaluated on each financial statement and the related financial statement disclosures, and that materiality evaluation be based on quantitative and qualitative factors. SAB 108 is effective for fiscal years beginning after November 15, 2006. Quanta does not believe this guidance will have a material impact on Quanta’s financial position, results of operations or cash flows.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	STOCK-BASED COMPENSATION:

Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date they are granted. The resulting compensation cost is recognized over the service period of each award. In accordance with the modified prospective method of adoption, Quanta has not adjusted consolidated financial statements for prior periods.

Prior to January 1, 2006, Quanta accounted for its stock-based compensation awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense was recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award existed at the date of grant. SFAS No. 123, “Accounting for Stock Based Compensation,” which encouraged companies to account for stock-based compensation awards based on the fair value of the awards at the date they were granted, required disclosure as to what net income and earnings per share would have been had SFAS No. 123 been followed. Had compensation expense for the 2001 Stock Incentive Plan (as amended and restated March 31, 2003) (the 2001 Plan) and the Employee Stock Purchase Plan, which was terminated in 2005, been determined consistent with SFAS No. 123, Quanta’s net income and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$12,880	$11,095
Add: stock-based employee compensation expense included in reported net income, net of tax	874	2,172
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,288)	(3,047)

Net income as adjusted	$12,466	$10,220

Earnings per share —
As reported —
Basic	$0.11	$0.10
Diluted	$0.11	$0.10
As adjusted —
Basic	$0.11	$0.09
Diluted	$0.10	$0.09

Beginning January 1, 2006, Quanta accounted for its stock options in accordance with SFAS No. 123(R); however, the effect of expensing the fair value of the stock options did not have a material impact on Quanta’s financial position or results of operations, as the number of unvested stock options remaining is not significant. Certain disclosures required under SFAS No. 123(R) have been omitted due to immateriality.

The actual tax benefit realized for the tax deductions from option exercises totaled approximately $0.1 million for the three months ended September 30, 2006 and $0.4 million for the nine months ended September 30, 2006. This tax benefit is reported as a cash inflow from financing activities and an adjustment to net income to derive cash flow from operations within the statement of cash flows for the three and nine months ended September 30, 2006, as

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by SFAS No. 123(R). As stated above, prior periods have not been adjusted in accordance with the modified prospective method of application.

Restricted Stock

During 2003, Quanta began using restricted stock rather than stock options for Quanta’s various stock incentive programs. Pursuant to the 2001 Plan, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. During the three months ended September 30, 2005 and 2006, Quanta granted 3,530 and 6,694 shares of restricted stock with a weighted average grant price of $11.33 and $17.18. During each of the nine months ended September 30, 2005 and 2006, Quanta granted approximately 0.7 million shares of restricted stock with a weighted average grant price of $7.57 and $13.92. During the three months ended September 30, 2005 and 2006, 7,051 and 8,228 shares vested with an approximate fair value of $0.1 million and $0.1 million. Approximately 1.0 million and 1.2 million shares vested during the nine months ended September 30, 2005 and 2006 with an approximate total fair value of $8.4 million and $16.8 million. A summary of Quanta’s restricted stock activity for the nine months ended September 30, 2006 is as follows (in thousands, except fair value amounts):

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2006	1,904	$5.70
Granted	683	$13.92
Vested	(1,198)	$4.67
Forfeited	(80)	$8.56

Unvested at September 30, 2006	1,309	$10.75

During the three months ended September 30, 2005 and 2006, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $1.4 million and $1.6 million and a related income tax benefit of $0.6 million and $0.6 million. During the nine months ended September 30, 2005 and 2006, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $3.6 million and $4.6 million and a related income tax benefit of $1.4 million and $1.8 million. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. The adoption of SFAS No. 123(R)requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta used historical data to estimate the forfeiture rate. The effect of estimating forfeitures in determining the period expense, rather than recording forfeitures as they actually occurred, was not significant.

Total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees was $11.4 million as of September 30, 2006. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years. The estimate of unrecognized compensation cost uses the expected forfeiture rate, and to the extent that Quanta revises that estimate in the future, the estimate may not necessarily represent the value that will ultimately be realized as compensation expense. As of December 31, 2005, unrecognized compensation expense related to unvested shares of restricted stock granted to employees was recorded as deferred compensation in stockholders’ equity. As part of the adoption of SFAS No. 123(R), $6.4 million of deferred compensation was reversed against additional paid-in capital during the first quarter of 2006.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2006 is illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

NET INCOME:
Net income	$12,880	$22,423	$11,095	$47,941
Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	2,230	3,198	—	6,689

Net income for diluted earnings per share	$15,110	$25,621	$11,095	$54,630

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share,	115,970	117,202	115,640	116,959
Effect of dilutive stock options and restricted stock	970	681	742	743
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	24,237	30,651	—	24,237

Weighted average shares outstanding for diluted earnings per share	141,177	148,534	116,382	141,939

The computation of diluted earnings per share excludes outstanding stock options and shares issuable upon conversion of convertible subordinated notes in certain periods in which the inclusion of such stock options and shares would be antidilutive in the periods presented. The weighted average number of stock options not included in the computation of diluted earnings per share were 0.2 million stock options for each of the three months ended September 30, 2005 and 2006, and 0.4 million and 0.2 million stock options for the nine months ended September 30, 2005 and 2006, as the options’ exercise prices were greater than the average market price of Quanta’s common stock. The effect of assuming conversion of the 4.0% convertible subordinated notes would be antidilutive for all periods presented and the shares issuable upon conversion were therefore excluded from the computation of diluted earnings per share. The effect of assuming conversion of the 3.75% convertible subordinated notes would be antidilutive for the nine months ended September 30, 2006, and the shares issuable upon conversion were therefore excluded from the computation of diluted earnings per share. The effect of assuming conversion of the 4.5% convertible subordinated notes would be antidilutive for the nine months ended September 30, 2005, and the shares issuable upon conversion were therefore excluded from the computation of diluted earnings per share.

4.	DEBT:

Credit Facility

As of September 30, 2006, Quanta had an amended and restated credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). The credit facility amended and restated Quanta’s prior credit facility. Subject to the conditions specified in the

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of September 30, 2006, Quanta had approximately $125.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $174.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit agreement), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of September 30, 2006, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its surety and all of its other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.0% Convertible Subordinated Notes

As of September 30, 2006, Quanta had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes) outstanding, which was classified as a current obligation as these 4.0% Notes will mature within the next twelve months. The credit facility permits the repayment of these 4.0% Notes on or before maturity at Quanta’s sole discretion. The 4.0% Notes are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered by Quanta in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% Notes, holders of the 4.0% Notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. During the second quarter of 2006, Quanta conducted a cash tender offer for all of the 4.0% Notes, which resulted in the repurchase of $139.2 million of the 4.0% Notes. As a result of the repurchase of a portion of the 4.0% Notes, Quanta recorded a gain on early extinguishment of debt of approximately $2.1 million, during the second quarter of 2006, which was partially offset by costs associated with the tender offer of approximately $0.5 million. In addition, approximately $0.7 million in related unamortized debt issuance costs associated with the retirement of a portion of the tendered 4.0% Notes has been expensed and included in interest expense.

4.5% Convertible Subordinated Notes

As of September 30, 2006, Quanta had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During the three months ended September 30, 2006, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on December 31, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.

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

3.75% Convertible Subordinated Notes

As of September 30, 2006, Quanta had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement which Quanta filed with the SEC during the third quarter 2006. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, commencing on October 30, 2006.

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

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	STOCKHOLDERS’ EQUITY:

Deferred Compensation

Prior to the adoption of SFAS No. 123(R), upon issuance of the restricted stock pursuant to the 2001 Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as deferred compensation and amortized over the restriction period as non-cash compensation expense. Effective with the adoption of SFAS No. 123(R), deferred compensation is no longer recorded and the amount recorded as of December 31, 2005, $6.4 million, was reversed against additional paid in capital in the first quarter of 2006.

Treasury Stock

Pursuant to the 2001 Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first nine months of 2006, Quanta withheld 0.4 million shares with a total market value of $5.1 million, to satisfy the tax withholding obligations, and these shares were accounted for as treasury stock.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Electric power and gas network services	$359,524	$333,884	$904,234	$1,004,327
Telecommunications and cable television network services	71,098	88,905	198,589	243,442
Ancillary services	92,718	105,679	232,309	291,241

	$523,340	$528,468	$1,335,132	$1,539,010

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $6.0 million and $15.5 million of its revenues from foreign operations during the three and nine months ended September 30, 2005 and $9.7 million and $36.5 million of its revenue from foreign operations during the three and nine months ended September 30, 2006. Property and equipment in the amount of $4.9 million and $6.1 million were located in foreign countries as of December 31, 2005 and September 30, 2006.

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

Self-Insurance

As of September 30, 2006, Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. In addition, beginning August 1, 2006, Quanta is subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon Quanta’s estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2005 and September 30, 2006, the gross amount accrued for self-insurance claims totaled $99.5 million and $106.9 million, with $64.4 million and $66.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2005 and September 30, 2006 were $6.3 million and $6.4 million, of which $3.3 million and $1.2 million are included in prepaid expenses and other current assets and $3.0 million and $5.2 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $4.5 million, and Quanta has recorded a receivable and corresponding liability for such amount as of September 30, 2006. However, Quanta’s estimate of the potential range of these future claim amounts is between $3.0 million and $9.5 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of September 30, 2006, the total amount of outstanding performance bonds was approximately $568.6 million.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2006 (in thousands):

Operating
Leases

Year Ending December 31 —
2006	$7,607
2007	25,271
2008	21,754
2009	17,545
2010	14,173
Thereafter	18,063

Total minimum lease payments	$104,413

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2006, the maximum guaranteed residual value was approximately $102.9 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

As of September 30, 2006, Quanta had capital lease obligations of $0.3 million included within current maturities of long-term debt.

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

Income Tax Audits

Quanta has received federal tax refunds in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carry-back of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s refund claims. As a result, Quanta is currently

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under audit for tax years 2000 through 2004. Quanta fully cooperates with all audits, but defends existing positions vigorously. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. As of December 31, 2005 and September 30, 2006, the amounts accrued for tax contingencies totaled $67.5 million and $74.9 million, with $46.8 and $53.2 million considered to be long-term and included in other non-current liabilities. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows during the periods in which these audits are settled. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2006, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

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

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the nine months ended September 30, 2006 of approximately $1.5 billion, of which 65.3% was attributable to electric power and gas customers, 15.8% to telecommunications and cable television customers and 18.9% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

Seasonality; Fluctuations of Results

Our revenues and results of operations can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns, bidding seasons and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter and revenues often are impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby reduce revenues.

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

Subcontract Work.  Work that is subcontracted to other service providers generally has lower gross margins. An increase in subcontract work in a given period may contribute to a decrease in gross margin. We typically subcontract approximately 10% — 15% of our work to other service providers.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of September 30, 2006, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of $2.0 million per occurrence for automobile liability and workers’ compensation insurance. In addition, beginning August 1, 2006, we are subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, incentive bonuses, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine months indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006

Revenues	$523,340	100.0%	$528,468	100.0%	$1,335,132	100.0%	$1,539,010	100.0%
Cost of services (including depreciation)	443,167	84.7	445,332	84.3	1,165,051	87.3	1,316,071	85.5

Gross profit	80,173	15.3	83,136	15.7	170,081	12.7	222,939	14.5
Selling, general and administrative expenses	49,420	9.4	45,103	8.5	135,756	10.1	134,018	8.7

Income from operations	30,753	5.9	38,033	7.2	34,325	2.6	88,921	5.8
Interest expense	(6,041)	(1.2)	(5,736)	(1.1)	(17,963)	(1.3)	(21,414)	(1.4)
Interest income	1,921	0.4	4,297	0.8	5,136	0.3	10,312	0.7
Gain on early extinguishment of debt, net	—	—	—	—	—	—	1,598	0.1
Other, net	62	—	59	—	324	—	387	—

Income before income taxes	26,695	5.1	36,653	6.9	21,822	1.6	79,804	5.2
Provision for income taxes	13,815	2.6	14,230	2.7	10,727	0.8	31,863	2.1

Net income	$12,880	2.5%	$22,423	4.2%	$11,095	0.8%	$47,941	3.1%

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues.  Revenues increased $5.1 million, or 1.0%, to $528.5 million for the three months ended September 30, 2006. Revenues for the third quarter of 2006 included a lower volume of emergency restoration services provided to our electric power and gas customers, as compared to the third quarter of 2005, which included the highest volume of emergency restoration services in our history in the wake of hurricanes in the Gulf Coast region of the United States. The total revenues associated with emergency restoration services in the third quarter of 2005 was approximately $74.2 million as compared to $16.1 million of emergency restoration services for the three months ended September 30, 2006. Excluding emergency restoration service revenues from both periods, revenues derived from the electric power and gas network services industry increased approximately $31.7 million, or 11.1%. Actual revenues derived from the electric power and gas network services industry, including emergency restoration services revenues, decreased approximately $25.6 million. Revenues from the telecommunications and cable television network services industry increased by approximately $17.8 million and revenues from ancillary services increased by $12.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in these revenues is a result of a higher volume of work from increased spending by our customers resulting from the continued improving financial health of our customers and improved pricing.

Gross profit.  Gross profit increased $3.0 million, or 3.7%, to $83.1 million for the three months ended September 30, 2006. As a percentage of revenues, gross margin increased from 15.3% for the three months ended

September 30, 2005 to 15.7% for the three months ended September 30, 2006. Excluding the impact of storm restoration services from both periods, gross margins were higher in all of the primary industries we serve, due to continued strengthening market conditions. Inclusive of emergency restoration services, the gross margins from our electric power and gas network services customers decreased from the third quarter of 2005 due to the lower volume of higher margin emergency restoration services in the third quarter of 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $4.3 million, or 8.7%, to $45.1 million for the three months ended September 30, 2006. As a percentage of revenues, selling, general and administrative expenses decreased from 9.4% to 8.5%. The $4.3 million decrease was primarily due to a decrease in professional fees in the amount of $3.8 million related to costs incurred for our margin enhancement program and for specific bidding activity in the third quarter of 2005 that were not incurred during the third quarter of 2006 as well as lower legal costs from ongoing litigation in the third quarter of 2006. In addition, bad debt expense decreased approximately $1.3 million. These decreases were partially offset by slight increases in salaries and benefits costs.

Interest expense.  Interest expense for the three months ended September 30, 2006 decreased $0.3 million as compared to the three months ended September 30, 2005, primarily due to a lower interest rate associated with our 3.75% convertible subordinated notes that were issued in the second quarter of 2006, the proceeds of which were used to repurchase a substantial portion of our 4.0% convertible subordinated notes during the second quarter of 2006.

Interest income.  Interest income was $4.3 million for the three months ended September 30, 2006 compared to $1.9 million for the three months ended September 30, 2005. The increase is primarily due to a higher average cash balance for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

Provision for income taxes.  The provision for income taxes was $14.2 million for the three months ended September 30, 2006, with an effective tax rate of 38.8%, compared to a provision of $13.8 million for the three months ended September 30, 2005, with an effective tax rate of 51.8%. During 2006, we have invested a portion of our available cash in tax-exempt investments as compared to 2005. Also, during the third quarter of 2006, we released approximately $0.4 million in state tax contingency reserves due to the expiration of various state statute periods. In addition, the lower effective tax rate for the three months ended September 30, 2006 results from higher projected income for the year ended 2006 as compared to projected income for the year ended 2005 and the impact of estimated non-deductible items on projected income.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues.  Revenues increased $203.9 million, or 15.3%, to $1.5 billion for the nine months ended September 30, 2006, with revenues derived from the electric power and gas network services industry increasing by approximately $100.1 million, revenues from the telecommunications and cable television network services industry increasing by approximately $44.9 million and revenues from ancillary services increasing by approximately $58.9 million. The increase in revenues is a result of a higher volume of work from increased spending by our customers resulting from their continued improving financial health, favorable weather conditions experienced during the first quarter and greater demand for all the primary services we offer. These increases were partially offset by a decrease of $53.5 million in emergency restoration service revenues for the nine months ended September 30, 2006 compared to the nine months ended September 20, 2005.

Gross profit.  Gross profit increased $52.9 million, or 31.1%, to $222.9 million for the nine months ended September 30, 2006. As a percentage of revenues, gross margin increased from 12.7% for the nine months ended September 30, 2005 to 14.5% for the nine months ended September 30, 2006. The increase in margins for the nine months ended September 30, 2006 over the nine months ended September 30, 2005 is primarily attributable to higher margins on work from our electric power and gas network services customers and our telecommunications and cable television network services customers due to continued strengthening market conditions, improved pricing and our margin enhancement initiatives. Margins improved over the nine months ended September 30, 2006 on work from our electric power and gas network services customers despite the lower volume of higher margin emergency restoration services in the third quarter of 2006 compared to the third quarter of 2005, as discussed above. In addition, during the first half of 2006, we achieved higher margins on certain jobs due to better productivity and cost control and relatively mild weather as compared to the first half of 2005, which was negatively impacted by cost overruns and weather delays on certain projects during the first quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.7 million, or 1.3%, to $134.0 million for the nine months ended September 30, 2006. As a percentage of revenues, selling, general and administrative expenses decreased from 10.1% to 8.7%. The $1.7 million decrease was due to a decrease in professional fees in the amount of $8.9 million related to costs incurred for our margin enhancement program and for specific bidding activity during the nine months ended September 30, 2005 that were not incurred during the nine months ended September 30, 2006 as well as lower legal costs from ongoing litigation during the nine months ended September 30, 2006. In addition, we recorded bad debt expense of $1.8 million for the nine months ended September 30, 2005 compared to $0.9 million for the nine months ended September 30, 2006. These decreases were partially offset by a $7.6 million increase in salaries and benefits costs associated with increased personnel, costs of living adjustments and increased performance bonuses.

Interest expense.  Interest expense for the nine months ended of September 30, 2006 increased $3.5 million as compared to the nine months ended September 30, 2005, primarily due to the expense of unamortized debt issuance costs of $3.3 million. We replaced our prior credit facility and expensed the remaining balance of unamortized debt issuance costs of $2.6 million. In addition, we expensed approximately 80.7%, or $0.7 million, of unamortized debt issuance costs related to the repurchase of 80.7% of our 4.0% convertible subordinated notes during the second quarter of 2006. The remaining increase in interest expense was due to a timing difference between the issuance of the 3.75% convertible subordinated notes during the second quarter of 2006 and use of those proceeds to affect the tender offer for the 4.0% convertible subordinated notes later in the second quarter of 2006.

Interest income.  Interest income was $10.3 million for the nine months ended September 30, 2006, compared to $5.1 million for the nine months ended September 30, 2005. The increase in interest income primarily relates to a higher average cash balance for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Included in these higher average cash balances is the effect of the timing difference between the issuance of the 3.75% convertible subordinated notes during the second quarter of 2006 and use of those proceeds to affect the tender offer for the 4.0% convertible subordinated notes later in the second quarter of 2006.

Provision for income taxes.  The provision for income taxes was $31.9 million for the nine months ended September 30, 2006, with an effective tax rate of 39.9%, compared to a provision of $10.7 million for the nine months ended September 30, 2005, with an effective tax rate of 49.2%. The lower effective tax rate for 2006 results from higher projected income for 2006 as compared to projected income for 2005 and the impact of estimated non-deductible items on projected income. Also, during 2006, we have invested a portion of our available cash in tax-exempt investments as compared to 2005. In addition, we recorded a $1.6 million refund related to the settlement of a multi-year state tax claim during the second quarter of 2006.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash on hand and short-term investments, which together totaled $351.7 million as of September 30, 2006, the availability under our credit facility and our future cash flow from operations will be sufficient to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures and to provide for our future ability to grow. We began to invest in variable rate demand notes during 2006. These instruments have long-term scheduled maturities, but provide the option to tender to a third-party liquidity provider at any time with seven days notice and are therefore classified as short-term investments. Momentum in deployment of fiber to the premises or initiatives to rebuild the United States electric power grid may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. However, we feel that we have adequate cash, short-term investments and availability under our credit facility to meet all such needs, although, depending on the size and number of any future acquisitions, we may need additional cash to fund one or more of those transactions.

Sources and Uses of Cash

As of September 30, 2006, we had cash and cash equivalents of $67.3 million, short-term investments of $284.4 million, working capital of $617.1 million and long-term debt of $413.8 million, net of current maturities. Our long-term debt balance at that date consists only of convertible subordinated notes. We also had $125.4 million of letters of credit outstanding under our credit facility.

During the nine months ended September 30, 2006, operating activities provided net cash to us of $79.3 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $313.8 million, including $284.4 million in net purchases of short-term investments and $36.2 million used for capital expenditures, offset by $6.9 million of proceeds from the sale of equipment. Financing activities used net cash flow of $2.5 million, resulting from $5.9 million in debt issuance costs and a $7.5 million repayment under the term loan portion of our prior credit facility, partially offset by $6.2 million in net borrowings primarily from the repurchase of our 4.0% convertible subordinated notes and the issuance of our 3.75% convertible subordinated notes as discussed below. Also contributing to cash from financing activities was $3.8 million in tax benefits from stock-based equity awards and $0.9 million received from the exercise of stock options.

Debt Instruments

Credit Facility

As of September 30, 2006, we had an amended and restated credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). The credit facility amended and restated our prior credit facility. Subject to the conditions specified in the credit facility, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of September 30, 2006, we had approximately $125.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $174.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit agreement), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of September 30, 2006, we were in compliance with all of our covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our surety and all of our other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

As of December 31, 2005, we had a $182.0 million credit facility with various lenders (the prior facility). The prior facility was amended during the second quarter of 2006 to permit, among other things, our cash tender offer for our 4.0% convertible subordinated notes and the issuance of our 3.75% convertible subordinated notes, each as described below. Upon the amendment and restatement of our credit facility, the obligations under the prior facility were terminated, and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed in the second quarter of 2006 and included in interest expense. As of December 31, 2005, we had approximately $142.6 million of letters of credit outstanding under the prior credit facility and $7.5 million outstanding as a term loan.

4.0% Convertible Subordinated Notes

As of September 30, 2006, we had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes) outstanding, which was classified as a current obligation as these 4.0% Notes will mature within the next twelve months. The credit facility permits the repayment of these 4.0% Notes on or before maturity at Quanta’s sole discretion. The 4.0% Notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% Notes, holders of the 4.0% Notes may require us to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. During the second quarter of 2006, we conducted a cash tender offer for all of the 4.0% Notes, which resulted in the repurchase of $139.2 million of the 4.0% Notes. As a result of the repurchase of a portion of the 4.0% Notes, we recorded a gain on early extinguishment of debt of approximately $2.1 million, during the second quarter of 2006, which was partially offset by costs associated with the tender offer of approximately $0.5 million. In addition, approximately $0.7 million in related unamortized debt issuance costs associated with the retirement of a portion of the repurchased 4.0% Notes has been expensed and included in interest expense.

4.5% Convertible Subordinated Notes

As of September 30, 2006, we had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During the third quarter of 2006, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on December 31, 2006, but may resume upon the satisfaction of the market condition or other conditions in future periods.

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

3.75% Convertible Subordinated Notes

As of September 30, 2006, we had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement which we filed with the SEC during the third quarter of 2006. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, commencing on October 30, 2006.

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

Leases

We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2006, the maximum guaranteed residual value was approximately $102.9 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2006, we had approximately $125.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2006 and 2007. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. Subsequent to September 30, 2006, we posted an additional letter of credit in the amount of $30.0 million in connection with certain performance guarantees for a project.

Performance Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $15.0 million in favor of the surety and, with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post additional letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers also will reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2006, an aggregate of approximately $568.6 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $143.2 million as of September 30, 2006.

Contractual Obligations

As of September 30, 2006, our future contractual obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt — principal	$448,675	$1,551	$33,374	$270,000	$—	$—	$143,750
Long-term debt — interest	60,562	4,718	18,206	14,503	5,391	5,391	12,353
Capital lease obligations, including interest	326	326	—	—	—	—	—
Operating lease obligations	104,413	7,607	25,271	21,754	17,545	14,173	18,063

Total	$613,976	$14,202	$76,851	$306,257	$22,936	$19,564	$174,166

Excluded from the above table is interest associated with borrowings under our credit facility because both the amount borrowed and applicable interest rate are variable. As of September 30, 2006, we had no borrowings under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.

Concentration of Credit Risk

We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 10% of accounts receivable as of September 30, 2006 or revenues for the three or nine months ended September 30, 2006.

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

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not have any financial instruments that fall under the scope of this statement and do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. Quanta is currently analyzing the provisions of SFAS No. 157 and determining how it will affect accounting policies and procedures and has not yet made a determination of the impact the adoption will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires that the materiality of the effect of a misstated amount be evaluated on each financial statement and the related financial statement disclosures, and that materiality evaluation be based on quantitative and qualitative factors. SAB 108 is effective for fiscal years beginning after November 15, 2006. Quanta does not believe this guidance will have a material impact on Quanta’s financial position, results of operations or cash flows.

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

Self-Insurance.  We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2.0 million per occurrence. In addition, beginning August 1, 2006, we are subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.5 million; however, our estimate of the potential range of these future claim amounts is between $3.0 million and $9.5 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued.

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

Many utilities across the country have regained their financial health and we believe they are making plans to increase spending on their transmission and distribution systems. As a result, we anticipate more new construction, extensive pole change outs, line upgrades and maintenance projects on many systems over the next several quarters. Further, the recently enacted Energy Policy Act of 2005 requires the power industry to meet federal reliability standards for their transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on their systems. While this Act is likely to stimulate spending by our customers, we do not expect to begin to realize substantial benefits of this spending for at least twelve to eighteen months.

We are also seeing improvement in the financial health of telecommunications customers. There are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that provide us with pockets of opportunity, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives are underway by Verizon and have been announced by AT&T, and municipalities and other government jurisdictions have also become active in these initiatives. We anticipate increased spending by wireless telecommunications customers on their networks, as the impact of mergers within the wireless industry has begun to lessen. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of third generation technology.

Spending in the cable television industry remains flat. However, with several telecommunications companies increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers, such initiatives could serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers. On July 21, 2006, Adelphia Communications Corporation and its affiliated companies (Adelphia) signed a plan agreement with their creditors’ committee and other unsecured creditors providing a framework for a plan of reorganization intended to result in Adelphia’s emergence from Chapter 11 bankruptcy in the fourth quarter of 2006. The plan of reorganization outlined in the plan agreement was conditioned on Adelphia’s closing of the sale of substantially all of its assets to Time Warner Cable and Comcast Corporation and, on July 31, 2006, the sale was successfully completed. As a result of these transactions, we have begun to see spending by Time Warner Cable and Comcast Corporation as they integrate the systems acquired from Adelphia.

We continue to evaluate potential strategic acquisitions of companies to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.

With the stabilization of several of our markets and our margin enhancement initiatives, we have begun to see our gross margins generally improve. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the integration of any future acquisitions, could result in future charges related to, among others, severance, facilities shutdown and consolidation, property disposal and other exit costs.

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

•	Quarterly variations in our operating results;

•	Adverse changes in economic conditions in the markets served by us or by our customers;

•	Our ability to effectively compete for market share;

•	Estimates and assumptions in determining our financial results;

•	Beliefs and assumptions about the collectibility of receivables;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Liabilities for claims that are self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to effectively integrate the operations of businesses acquired;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to attract skilled labor and the potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Risks associated with expanding our business in international markets;

•	Potential exposure to environmental liabilities;

•	Requirements relating to governmental regulation;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	Our ability to generate internal growth;

•	Our ability to successfully identify and complete acquisitions;

•	The adverse impact of goodwill impairments;

•	The potential conversion of our 4.5% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described under “Risk Factors” in our Form 10-K for the fiscal year ending December 31, 2005 and in this report on Form 10-Q and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2005. Our primary exposure to market risk relates to unfavorable changes in interest rates and changes in equity investment prices.

Since December 31, 2005, we have issued the 3.75% Notes and repurchased a portion of our 4.0% Notes. As of December 31, 2005, the fair value of our fixed-rate debt of $444.8 million aggregate principal amount was approximately $520.1 million, based upon current market prices and as of September 30, 2006, the fair value of our fixed-rate debt of $449.0 million aggregate principal amount was approximately $626.7 million, based upon current market prices.

Item 4.	Controls and Procedures.

Attached as exhibits to this quarterly report on Form 10-Q are certifications of Quanta’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report) except as noted below. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2005 Annual Report as well as the below risk factor. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

The Energy Policy Act of 2005 may fail to result in increased spending in the electric power transmission infrastructure.  Implementation of the Energy Policy Act of 2005 is still subject to considerable fiscal and regulatory uncertainty. Many of the regulations implementing the components of the Act have not been promulgated and many others have only recently been finalized, and the effect of these regulations, once implemented, is uncertain. As a result, the legislation may not result in increased spending on the electric power transmission infrastructure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of equity securities during the three months ended September 30, 2006.

Issuer Purchases of Equity Securities

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid Per Share	Programs	Programs

August 1, 2006 — August 31, 2006	2,574	(i)	$17.60	N/A	N/A

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Plan.

Item 6.	Exhibits.

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
31.1	—	Certification of Chief Executive Officer filed pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended
31.2	—	Certification of Chief Financial Officer filed pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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