Form 10-K
period 2006-12-31
QUANTA SERVICES INC
filed 2007-02-28
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(713) 629-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.00001 par value	New York Stock Exchange
Rights to Purchase Series D Junior Participating Preferred Stock (attached to Common Stock)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $1.95 billion and $10.2 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of February 20, 2007, the number of outstanding shares of the Common Stock of the Registrant was 118,319,890. As of the same date, 897,472 shares of Limited Vote Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

PART I

ITEM 1.	Business

General

Quanta is a leading provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor serving the transmission and distribution sector of the North American electric utility industry. Our consolidated revenues for the year ended December 31, 2006 were approximately $2.13 billion, of which 67% was attributable to electric power and gas customers, 15% to telecommunications and cable television customers and 18% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. We were organized as a corporation in the state of Delaware in 1997 and since that time have made strategic acquisitions and grown organically to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers’ evolving needs.

We have established a nationwide presence with a workforce of over 12,000 employees, which enables us to quickly and reliably serve our diversified customer base. Our customers include many of the leading companies in the industries we serve.

Representative customers include:

• Alabama Power Company	• Lower Colorado River Authority
• American Electric Power	• Pacific Gas and Electric
• AT&T	• Puget Sound Energy
• CenterPoint Energy	• San Diego Gas & Electric
• Crosstex Energy	• Southern California Edison
• Ericsson	• United Power
• Florida Power & Light	• Verizon Communications
• Georgia Power Company	• Windstream Communications (formerly Alltel)
• Intermountain Rural Electric Association	• Xcel Energy

We believe our reputation for responsiveness, performance, geographic reach and a comprehensive service offering has also enabled us to develop strong strategic alliances with numerous customers.

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

We expect the following industry trends to impact demand for our services in the future, although we cannot predict the timing or magnitude of that impact:

Need to upgrade electric power transmission and distribution networks.  The U.S. and Canadian electric power grid, which consists of more than 200,000 miles of high-voltage lines delivering electricity to over 300 million people, is aging and requires significant maintenance and expansion to handle the nation’s current and growing power needs. In addition, the grid must facilitate the sale of electricity across competitive regional networks, a function for which it was not originally designed. Meanwhile, demand for electricity is expected to continue to grow. The North American Electric Reliability Council (NERC) reports in its 2006 Long-Term Reliability Assessment that demand for electricity in the U.S. will increase by 19%, or 141,000 megawatts, from 2005 to 2015. Additionally, the U.S. Department of Energy’s Energy Information Administration (EIA) projects in its 2007 Annual Energy Outlook that total U.S. electricity sales from producers to consumers will increase by 41% from 3,660 billion kilowatt-hours in 2005 to 5,168 billion kilowatt-hours in 2030.

Increasing demand for electricity, coupled with the aging infrastructure, is expected to result in increased spending on transmission and distribution systems. A 2006 survey by the Edison Electric Institute of its members indicated that investor-owned electric utilities planned to spend $31.5 billion on transmission projects from 2006 to 2009, a nearly 60% increase over the previous four year period, and to invest an average of $14 billion per year over the next 10 years on distribution networks. In 2006, NERC projected that investment in the transmission system will add approximately 12,800 miles of new transmission lines from 2006 to 2015, representing a 6.1% increase in the total miles of installed high-voltage transmission lines in North America over that period, with over 9,000 of those miles proposed for installation by the end of 2010. We believe spending levels will continue to increase as utilities work to address infrastructure maintenance requirements as well as the future reliability standards required by the Energy Policy Act of 2005 (Energy Act).

The Energy Policy Act of 2005.  Since being signed into law in August 2005, several segments of the Energy Act have come into effect and, as a result, have better positioned utilities to finance and implement system enhancements. One of the objectives of the Energy Act is to improve the nation’s electric transmission capacity and reliability and to promote investment in the nation’s energy infrastructure. It calls for a self-regulating reliability organization that will implement and enforce mandatory reliability standards on all market participants, with oversight by the Federal Energy Regulatory Commission (FERC).

We believe one of the most significant provisions of the Energy Act is the repeal of a longstanding barrier to effective competition — the Public Utility Holding Company Act of 1935 (PUHCA). We believe the repeal of PUHCA opens the electricity and natural gas sectors to new sources of investment in necessary energy infrastructure.

Additionally, FERC has issued rules to allow a more favorable return on equity for transmission system owners and has approved incentive rates to encourage transmission expansion and help ensure reliability in certain regions of the nation. FERC has also made progress in identifying corridors of national interest. Under this segment of the Energy Act, FERC is authorized to issue permits for the construction or modification of transmission facilities within the identified corridors. As these rules are finalized, we expect them to lead to a streamlined permitting process, which should make investment in the nation’s transmission system more attractive.

Increased outsourcing of network infrastructure installation and maintenance.  We believe that electric power, gas, telecommunications and cable television providers are increasingly focusing on their core competencies, resulting in an increase in the outsourcing of network services. Total employment in the electric utility industry declined dramatically in the last decade, reflecting, in part, the outsourcing trend by utilities. We believe that by outsourcing network services to third-party service providers such as us, our customers can reduce costs, provide flexibility in budgets and improve service and performance.

One of the largest issues facing utilities is the aging of the workforce. It is estimated that approximately 80 percent of the industry workforce is over 40. Many utilities look to a third-party partner to help address this issue. With more than 12,000 employees across the nation, we believe we are well positioned to provide skilled labor to supplement or completely outsource a utility’s workforce. As a specialty contractor with nationwide scope, we are able to leverage our existing labor force and equipment infrastructure across multiple customers and projects, resulting in better utilization of labor and assets.

Increased capital expenditures resulting from our customers’ improved financial position.  The economic health of the industries we serve continues to improve after the downturn that a number of companies, including many of our customers, suffered in past years. As a result, we believe that both capital spending and maintenance budgets have stabilized and will increase in certain key end markets.

Increased opportunities in Fiber to the Premises, or FTTP, and Fiber to the Node, or FTTN.  We believe that several of the large telecommunications companies are increasing their spending, particularly for FTTP and FTTN initiatives. Initiatives for this last-mile fiber build-out have been announced by Verizon and AT&T as well as municipalities throughout the United States. Verizon has indicated that it expects to pass 18 million premises with its fiber network by the end of 2010. This equates to more than 50% of the households in Verizon’s 28-state area.

In addition, AT&T has announced plans to offer Internet telephone service to 18 million homes by the first half of 2008, including the installation of more than 38,000 miles of fiber at an estimated cost of $4 billion. At the end of 2006, AT&T had launched its suite of services, which includes Internet Protocol (IP) television, high-speed Internet access and, eventually, voice services to 11 markets in Texas, California, Indiana and Connecticut.

This fiber will deliver integrated IP-based television, high-speed Internet and IP voice and wireless bundles of products and services. As a result of these efforts, we expect an increase in demand for our telecommunications and underground construction services over the next few years. While not all of this spending will be for services that we provide, we believe that we are well positioned to furnish infrastructure solutions for these initiatives throughout the United States.

Increased demand calls for new generation sources.  Using information from Energy Ventures Analysis, Inc.’s database of all proposed new power plants in the U.S., NERC has estimated that over 88,000 megawatts of new generation capacity is scheduled to be added from 2006 to 2015. Furthermore, the EIA projects that a total of 258,000 megawatts of new generating capacity is expected between 2006 and 2030, representing a total investment of approximately $412 billion (in 2005 dollars), although significant increases in new generating capacity are not projected until after 2015. We believe that over the next five years there will be an estimated $1.5 billion to $2 billion per year spent by generation and transmission cooperatives to build new power plants. As new power plants are built, we expect an increase in demand for transmission and substation engineering and installation services.

Strengths

Geographic reach and significant size and scale.  As a result of our nationwide operations and significant scale, we are able to deploy services to customers across the United States. This capability is particularly important to our customers who operate networks that span multiple states or regions. The scale of our operations also allows us to mobilize significant numbers of employees on short notice for emergency restoration services.

Strong financial profile.  Our strong liquidity position provides us with the flexibility to capitalize on new business and growth opportunities. As of December 31, 2006, we had $383.7 million in cash and cash equivalents on our balance sheet and no significant amounts of debt maturing until October 2008.

Strong and diverse customer relationships.  Our customer relationships extend over multiple end markets, and include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We have established a solid base of long-standing customer relationships by providing high quality service in a cost-efficient and timely manner. We enjoy multi-year relationships with many of our customers. In some cases, these relationships are decades old. We derive a significant portion of our revenues from strategic alliances or long-term maintenance agreements with our customers, which we believe offer opportunities for future growth. For example, certain of our strategic alliances contain an exclusivity clause or a right of first refusal for a certain type of work or in a certain geographic region.

Proprietary technology.  Our electric power customers benefit from our ability to perform services without interrupting power service to their customers, which we refer to as energized services. We hold a U.S. patent for the exclusive use through 2014 of the LineMastertm robotic arm, which enhances our ability to deliver these energized services to our customers. We believe that delivery of energized services is a significant factor in differentiating us from our competition and winning new business. Our energized services workforce is specially trained to deliver these services and operate the LineMastertm robotic arm.

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

Experienced management team.  Our executive management team has an average of 33 years of experience within the contracting industry, and our operating unit executives’ average over 30 years of experience in their respective industries.

Strategy

The key elements of our business strategy are:

Capitalize on favorable trends in certain key end markets.  We believe that we are well positioned to capitalize on increased capital spending by customers across certain key end markets. Our strong and diverse customer relationships and geographic reach should allow us to benefit from investments by electric power customers in transmission and distribution infrastructure and by large telecommunications companies in FTTP and FTTN initiatives.

Leverage existing customer relationships and expand services to drive growth.  We believe we can improve our rate of growth by expanding the portfolio of services and solutions for our existing and potential customer base. Expanding our portfolio of services allows us to develop, build and maintain networks on both a regional and national scale and adapt to our customers’ changing needs. We believe that increasing our geographic and technological capabilities, together with promoting best practices and cross-selling our services to our customers, positions us well for the current end market environment.

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

Pursue strategic acquisitions.  We continue to evaluate potential acquisitions of companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. From 1998 through 2000, we grew significantly through acquisitions. We believe that attractive acquisition candidates still exist as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength, strong equity market position and experienced management team will be attractive to acquisition candidates.

Pursue new business opportunities.  We continuously leverage our core expertise and pursue new business opportunities, including opportunities in the government and international arenas. We believe that we are well positioned to respond to requests for proposals from the U.S. government or the private sector for power and communications infrastructure projects in the United States and overseas.

Services

We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as provide various ancillary services to commercial, industrial and governmental entities. The following provides an overview of the types of services we provide:

Electric power and gas network services.  We provide a variety of end-to-end services to the electric power and gas industries, including:

•	installation, repair and maintenance of electric power transmission lines ranging in capacity from 69,000 volts to 765,000 volts;

•	installation, repair and maintenance of electric power distribution networks;

•	energized installation, maintenance and upgrades utilizing unique bare hand and hot stick methods and our proprietary robotic arm;

•	design and construction of independent power producer (IPP) transmission and substation facilities;

•	design and construction of substation projects;

•	installation and maintenance of natural gas transmission and distribution systems;

•	provision of cathodic protection design and installation services;

•	installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

•	installation and maintenance of joint trench systems, which include electric power, natural gas and telecommunications networks in one trench;

•	trenching and horizontal boring for underground electric power and natural gas network installations;

•	design and installation of wind turbine networks;

•	cable and fault locating; and

•	storm damage restoration work.

Telecommunications and cable television network services.  Our telecommunications and cable television network services include:

•	fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

•	design, construction and maintenance of DSL networks;

•	engineering and erection of cellular, digital, PCS®, microwave and other wireless communications towers;

•	design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, long distance providers and cable television providers;

•	trenching and plowing applications;

•	horizontal directional boring;

•	vacuum excavation services;

•	cable locating;

•	upgrading power and telecommunications infrastructure for cable installations;

•	splicing and testing of fiber optic and copper networks and balance sweep certification of coaxial networks; and

•	residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services.

Ancillary services.  We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, including:

•	design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

•	installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

•	installation of cable and control systems for light rail lines, airports and highways; and

•	provision of specialty rock trenching, rock saw, rock wheel, directional boring and road milling for industrial and commercial customers.

Financial Information About Geographic Areas

We operate primarily in the United States; however, we derived $22.8 million, $25.7 million and $53.6 million of our revenues from foreign operations, the majority of which was earned in Canada, during the years ended December 31, 2004, 2005 and 2006, respectively. In addition, we held property and equipment in the amount of $3.1 million, $4.9 million and $6.0 million in foreign countries as of December 31 in each of those respective periods.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages and other political, social and economic development.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 33.3% of our consolidated revenues during the year ended December 31, 2006. Our largest customer accounted for approximately 7.3% of our consolidated revenues for the year ended December 31, 2006.

Although we have a centralized marketing strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach to account management which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. On an operating unit level, management maintains a parallel focus on pursuing growth opportunities with prospective customers. We continue to encourage operating unit management to cross-sell services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that would require services from multiple operating units.

We strive to maintain our status as a preferred vendor to our customers. Many of our customers and prospective customers maintain a list of preferred vendors with whom the customer enters into a formal contractual agreement as a result of a request-for-proposal process. As a preferred vendor, we have met minimum standards for a specific category of service, maintain a high level of performance and agree to certain payment terms and negotiated rates.

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

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed over the next twelve months on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog at December 31, 2005 and 2006 was approximately $1.30 billion and $1.48 billion. In many instances, our customers are not contractually committed to specific volumes of services under our long-term maintenance contracts and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that may have greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including electric power, gas, telecommunications and cable television companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by our customers, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

As of December 31, 2006, we had 1,401 salaried employees, including executive officers, project managers and engineers, job superintendents, staff and clerical personnel, and 10,620 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 50% of our employees at December 31, 2006 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW). Under these collective bargaining agreements, we agree to pay specified wages to our union employees, observe certain workplace rules and make employee benefit payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

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

Our industry is experiencing a shortage of journeyman linemen in certain geographic areas. In response to the shortage, we seek to take advantage of various IBEW and National Electrical Contractors Association (NECA) training programs and support the joint IBEW/NECA Apprenticeship Program which trains qualified electrical workers.

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

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our policies require that employees complete the prescribed training and service program of the operating unit for which they work in addition to those required, if applicable, by the IBEW/NECA Apprenticeship Program prior to performing more sophisticated and technical jobs. For example, all journeyman linemen are required by the IBEW/NECA Apprenticeship Program to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Also, each operating unit requires additional training, depending upon the sophistication and technical requirements of each particular job. We have established company-wide training and educational programs, as well as comprehensive safety policies and regulations, by sharing best practices throughout our operations.

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

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, and are currently complying with our environmental obligations to date and that such obligations will not have a material adverse effect on our business or financial performance.

Risk Management and Insurance

The primary risks in our operations are bodily injury and property damage. We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence and for auto liability and workers’ compensation claims subject to a deductible of $2.0 million per occurrence. In addition, beginning August 1, 2006, we have been subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not yet reported and the effectiveness of our safety program.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress, but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $6.2 million; however, our estimate of the potential range of these future claim amounts is between $3.6 million and $8.5 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

Seasonality

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

Website Access and Other Information

Our website address is www.quantaservices.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports in our Investor Center under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the SEC). In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the heading “Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain free copies of these items from our website or by contacting our Corporate Secretary. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete.

Annual CEO Certification

As required by New York Stock Exchange rules, on June 19, 2006 we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

ITEM 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information,” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operating results may vary significantly from quarter to quarter.  We typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results also may be materially and adversely affected by:

•	the timing and volume of work under contract;

•	regional or general economic conditions;

•	the budgetary spending patterns of customers;

•	variations in the margins of projects performed during any particular quarter;

•	a change in the demand for our services caused by severe weather conditions;

•	increases in construction and design costs;

•	the termination of existing agreements;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions; and

•	the timing and magnitude of acquisition integration costs and potential goodwill impairments.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

An economic downturn may lead to less demand for our services.  Because the vast majority of our revenue is derived from a few industries, a downturn in any of those industries would adversely affect our results of operations. The telecommunications and utility markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors contributed to the delay and cancellation of projects and reduction of capital spending, which impacted our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. In addition, consolidation, competition or capital constraints in the electric power, gas, telecommunications or cable television industries may result in reduced spending by, or the loss of, one or more of our customers.

Our industry is highly competitive.  Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into some of our industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors may have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power, gas, telecommunications and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

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

The Energy Policy Act of 2005 may fail to result in increased spending on the electric power transmission infrastructure.  Implementation of the Energy Policy Act of 2005 is still subject to considerable fiscal and regulatory uncertainty. Many of the regulations implementing the components of the Act have not been promulgated and many others have only recently been finalized, and the effect of these regulations, once implemented, is uncertain. As a result, the legislation may not result in increased spending on the electric power transmission infrastructure.

Factors beyond our control may affect our ability to successfully execute our acquisition strategy, which may have an adverse impact on our growth strategy.  Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than us. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. Acquisitions that we may pursue may also involve significant cash expenditures, debt incurrence or the issuance of securities. Any acquisition may ultimately have a negative impact on our business, financial condition and results of operations.

Our financial results are based upon estimates and assumptions that may differ from actual results.  In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are primarily used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, forfeiture estimates relating to stock-based compensation, revenue recognition under percentage-of-completion accounting and provision for income taxes. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.  As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in Item 8 hereof, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Our dependence upon fixed price contracts could adversely affect our business.  We currently generate, and expect to continue to generate, a portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for fixed price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

We are self-insured against potential liabilities.  Although we maintain insurance policies with respect to automobile, general liability, workers’ compensation and employers’ liability, those policies are subject to deductibles of $1.0 million to $2.0 million per occurrence, and we are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. In addition, beginning August 1, 2006, we have been subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs significantly above our estimates, our results of operations could be materially and adversely affected in a given period.

Our casualty insurance carrier for prior periods is experiencing financial distress, which may require us to make payments for losses that otherwise would be insured.  Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress, but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $6.2 million; however, our estimate of the potential range of these future claim amounts is between $3.6 million and $8.5 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer can not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

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

Our results of operations could be adversely affected as a result of goodwill impairments.  When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Statement of Financial Accounting Standards (SFAS) No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry. Any future impairments would negatively impact our results of operations for the period in which the impairment is recognized.

We may be unsuccessful at integrating companies that either we have acquired or that we may acquire in the future.  We cannot be sure that we will successfully integrate our acquired companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could have a negative impact on our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of our management’s attention from operational and other matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities; and

•	potential disruptions of our business.

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could suffer.

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed bankruptcy or are otherwise experiencing financial difficulties.  We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. In the past, our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy. A number of our utility customers are also experiencing business challenges in the current business climate. If additional major customers file for bankruptcy or continue to experience financial difficulties, or if anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

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

A portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.  Surety market conditions currently are difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. We have granted security interests in various of our assets to collateralize our obligations to the surety. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Many of our contracts may be canceled on short notice, and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire.  We could experience a decrease in our revenue, net income and liquidity if any of the following occur:

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

The departure of key personnel could disrupt our business.  We depend on the continued efforts of our executive officers and on senior management of our operating units, including the businesses we acquire. Although we have entered into employment agreements with terms of one to three years with most of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We do not carry key-person life insurance on any of our employees.

Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions.  As of December 31, 2006, approximately 50% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. In addition, our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company.

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

Our failure to comply with environmental laws could result in significant liabilities.  Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. In such cases, these objects may rupture, resulting in the discharge of pollutants. In such circumstances, we may be liable for fines and damages, and we may be unable to obtain reimbursement from the parties providing the incorrect information. In addition, we perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture, resulting in the release of subsurface materials. These subsurface materials may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. We also own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which are above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.

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

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.  While only a small percentage of our revenue is currently derived from international markets, we hope to continue to expand the volume of services that we provide internationally. We presently conduct our international sales efforts in Canada, Mexico and selected countries overseas, but expect that the number of countries that we operate in could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts may adversely affect the global economy, our customers and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements, currency fluctuations in foreign countries, and complex U.S. and foreign laws and treaties, including the U.S. Foreign Corrupt Practices Act. These risks could restrict our ability to provide services to international customers and could adversely affect our ability to operate our business profitably.

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

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 has introduced many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to attest to this report. During 2006, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2006, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

We may not have access in the future to sufficient funding to finance desired growth.  If we cannot secure additional financing in the future on acceptable terms, we may be unable to support our growth strategy. We cannot readily predict the ability of certain customers to pay for past services or the timing, size and success of our acquisition efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct equity financings, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all.

Our 4.5% convertible subordinated notes are presently convertible.  As a result of our common stock satisfying the market price condition of the convertible subordinated notes during the fourth quarter of 2006, the notes are presently convertible at the option of each holder during the first quarter of 2007. We have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock upon a conversion of the notes. The notes may be convertible during future fiscal quarters upon the satisfaction of the market price condition or other conditions in future periods. The number of shares issuable upon a conversion of the notes will be determined based on a conversion rate of approximately $11.14 per share. In the event that all notes were converted for common stock, we would issue an aggregate of 24.2 million shares of our common stock. The conversion of some or all of our 4.5% convertible subordinated notes into our common stock could cause substantial dilution to existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the possibility that the notes may be converted may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

If we elect to satisfy the conversion obligation in cash, the amount of cash payable upon conversion of the notes will be determined by the product of (i) the number of shares issuable for the principal amount of the converted notes at a conversion rate of approximately $11.14 per share and (ii) the average closing price of our common stock during a 20-day trading period following the holders unretracted election to convert the notes. To the extent that the average closing price of our common stock during this period exceeds $11.14 per share, we will be required to pay cash in excess of the principal amount of the notes being converted, which would result in the recording of a loss on early extinguishment of debt.

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain offices nationwide. This space is used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2006, we own 16 of the facilities we occupy, all of which are encumbered by our credit facility, and we lease the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a nationwide fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners, all of which are encumbered by our credit facility. As of December 31, 2006, the total size of the rolling-stock fleet was approximately 19,130 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations.

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” Our common stock trades with an attached right to purchase Series D Junior Participating Preferred Stock as more fully described under the heading “Stockholder Rights Plan” in Note 7 to our consolidated financial statements included in Item 8 hereof. The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low

Year Ended December 31, 2005
1st Quarter	$8.40	$7.25
2nd Quarter	9.52	7.60
3rd Quarter	12.95	8.85
4th Quarter	14.54	11.02
Year Ended December 31, 2006
1st Quarter	$16.09	$12.24
2nd Quarter	18.92	14.47
3rd Quarter	18.02	14.40
4th Quarter	20.05	16.32

On February 20, 2007, there were 580 holders of record of our common stock and 17 holders of record of our Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale.

Stock Repurchases During the Fourth Quarter of 2006

The following table contains information about our purchases of equity securities during the three months ended December 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	That May Yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid per Share	Programs	Programs

December 1, 2006 — December 31, 2006	3,330	(i)	$17.63	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan).

Dividends

We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in “Debt Instruments—Credit Facility” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares, for the period from December 31, 2001 to December 31, 2006, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index), the Russell 2000 Index, and a peer group index previously selected by our management that includes six public companies within our industry (the Peer Group). The comparison assumes that $100 was invested on December 31, 2001 in our common stock, the S&P 500 Index, the Russell 2000 Index and the Peer Group, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

The Peer Group is composed of Dycom Industries, Inc., MasTec, Inc., Chicago Bridge & Iron Company N.V., Shaw Group, Inc., InfraSource Services, Inc. and Pike Electric Corporation. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG QUANTA SERVICES, INC., THE S & P 500 INDEX,
THE RUSSELL 2000 INDEX AND THE PEER GROUP

	Measurement Period
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Quanta Services, Inc.	$100.00	22.68	47.31	51.85	85.35	127.48
S&P 500 Index	$100.00	77.90	100.24	111.15	116.61	135.03
Russell 2000 Index	$100.00	79.52	117.09	138.55	144.86	171.47
Peer Group	$100.00	78.77	142.28	165.70	190.69	215.41

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
	2002	2003		2004	2005	2006
	(In thousands, except per share information)

Consolidated Statements of Operations Data:
Revenues	$1,750,713	$1,642,853		$1,626,510	$1,858,626	$2,131,038
Cost of services (including depreciation)	1,513,940	1,442,958		1,445,119	1,601,878	1,815,222

Gross profit	236,773	199,895		181,391	256,748	315,816
Selling, general and administrative expenses	229,454	178,219		171,537	188,203	183,002
Goodwill impairment	166,580 (a)	6,452	(d)	—	—	56,812	(f)

Income (loss) from operations	(159,261)	15,224		9,854	68,545	76,002
Interest expense	(35,866)	(31,822)		(25,067)	(23,949)	(26,823)
Interest income	1,709	1,065		2,551	7,416	13,924
Gain (loss) on early extinguishment of debt, net	—	(35,055	)(e)	—	—	1,598	(g)
Other income (expense), net	(426)	(2,481)		17	235	425

Income (loss) before income taxes and cumulative effect of change in accounting principle	(193,844)	(53,069)		(12,645)	52,247	65,126
Provision (benefit) for income taxes	(19,710)	(18,080)		(3,451)	22,690	47,643

Income (loss) before cumulative effect of change in accounting principle	(174,134)	(34,989)		(9,194)	29,557	17,483
Cumulative effect of change in accounting principle, net of tax	445,422 (b)	—		—	—	—

Net income (loss)	(619,556)	(34,989)		(9,194)	29,557	17,483
Dividends on preferred stock, net of forfeitures	(11)	(2,109)		—	—	—
Non-cash beneficial conversion charge	8,508 (c)	—		—	—	—

Net income (loss) attributable to common stock	$(628,053)	$(32,880)		$(9,194)	$29,557	$17,483

Basic earnings (loss) per share	$(9.98)	$(0.30)		$(0.08)	$0.26	$0.15

Diluted earnings (loss) per share	$(9.98)	$(0.30)		$(0.08)	$0.25	$0.15

(a)	During the year ended December 31, 2002, we recognized an interim SFAS No. 142 non-cash goodwill impairment charge of $166.6 million. Impairment adjustments recognized after the adoption of SFAS No. 142 are required to be recognized as operating expenses.

(b)	Based on our transitional impairment test performed upon adoption of SFAS No. 142, we recognized a $488.5 million non-cash charge ($445.4 million, net of tax) to reduce the carrying value of goodwill to the implied fair value of our reporting units. Basic and diluted earnings per share before cumulative effect of change in accounting principle were a loss of $2.90 per share.

(c)	The original as-converted share price negotiated with First Reserve Fund IX, L.P. (First Reserve) for our Series E Preferred Stock on October 15, 2002 was $3.00 per share which was an above market price. On December 20, 2002, the date First Reserve purchased our Series E Preferred Stock, our stock closed at $3.35 per share. Accordingly, we recorded a non-cash beneficial conversion charge of $8.5 million based on the $0.35 per share differential. The non-cash beneficial conversion charge was recognized as a deemed dividend to the Series E Preferred Stockholder and was recorded as a decrease in net income attributable to common stock and an increase in additional paid-in capital. The non-cash beneficial conversion charge had no effect on our operating income, cash flows or stockholders’ equity at December 31, 2002.

(d)	As part of our 2003 annual goodwill test for impairment, goodwill of $6.5 million was written off as a non-cash operating expense associated with the closure of one of our telecommunications businesses.

(e)	In the fourth quarter of 2003, we recorded a $35.1 million loss on early extinguishment of debt comprised of make-whole prepayment premiums, the write-off of certain unamortized debt issuance costs and other related costs due to the retirement of our senior secured notes and termination of our then existing credit facility.

(f)	As part of our 2006 annual goodwill test for impairment, goodwill of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

(g)	In the second quarter of 2006, we recorded a $1.6 million gain on early extinguishment of debt comprised of the gain from repurchasing a portion of our 4.0% notes, partially offset by costs associated with the related tender offer for such notes.

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Balance Sheet Data:
Working capital	$317,356	$476,703	$478,978	$572,939	$656,173
Total assets	1,364,812	1,466,435	1,459,997	1,554,785	1,639,157
Long-term debt, net of current maturities	213,167	58,051	21,863	7,591	—
Convertible subordinated notes, net of current maturities	172,500	442,500	442,500	442,500	413,750
Redeemable common stock	72,922	—	—	—	—
Total stockholders’ equity	611,671	663,132	663,247	703,738	729,083

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below and in Item 1A “Risk Factors.”

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the twelve months ended December 31, 2006 of approximately $2.13 billion, of which 67% was attributable to electric power and gas customers, 15% to telecommunications and cable television customers and 18% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional economic conditions, timing of acquisitions and the timing and magnitude of acquisition assimilation costs may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Understanding Gross Margins” and “Outlook” below for additional discussion of trends and challenges that may affect our financial condition and results of operations.

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

Weather.  Adverse or favorable weather conditions can impact gross margins in a given period. For example, it is typical in the first quarter of any fiscal year that parts of the country may experience snow or rainfall that may negatively impact our revenue and gross margin. In many cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, strong storms or hurricanes can provide us with high margin emergency restoration service work, which generally has a positive impact on margins.

Revenue Mix.  The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served.

Service and Maintenance versus Installation.  In general, installation work has a higher gross margin than maintenance work. This is because installation work is often obtained on a fixed price basis which has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our revenue from maintenance work, which is performed under pre-established or negotiated prices or cost-plus pricing arrangements. Thus, a higher portion of installation work in a given period may result in a higher gross margin.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2006, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of $2.0 million per occurrence for automobile liability and workers’ compensation insurance. In addition, beginning August 1, 2006, we have been subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,
	2004		2005		2006

Revenues	$1,626,510	100.0%	$1,858,626	100.0%	$2,131,038	100.0%
Cost of services (including depreciation)	1,445,119	88.8	1,601,878	86.2	1,815,222	85.2

Gross profit	181,391	11.2	256,748	13.8	315,816	14.8
Selling, general and administrative expenses	171,537	10.6	188,203	10.1	183,002	8.5
Goodwill impairment	—	—	—	—	56,812	2.7

Income from operations	9,854	0.6	68,545	3.7	76,002	3.6
Interest expense	(25,067)	(1.5)	(23,949)	(1.3)	(26,823)	(1.2)
Interest income	2,551	0.1	7,416	0.4	13,924	0.7
Gain on early extinguishment of debt, net	—	—	—	—	1,598	—
Other, net	17	—	235	—	425	—

Income (loss) before income taxes	(12,645)	(0.8)	52,247	2.8	65,126	3.1
Provision (benefit) for income taxes	(3,451)	(0.2)	22,690	1.2	47,643	2.3

Net income (loss)	$(9,194)	(0.6)%	$29,557	1.6%	$17,483	0.8%

2006 compared to 2005

Revenues.  Revenues increased $272.4 million, or 14.7%, to $2.13 billion for the year ended December 31, 2006. Revenues for 2006 included a lower volume of emergency restoration services provided to our electric power and gas customers as compared to 2005, which included the highest volume of emergency restoration services in our history in the wake of hurricanes in the Gulf Coast region of the United States. The total revenues associated with emergency restoration services in 2005 were approximately $167.6 million as compared to $106.2 million of emergency restoration services in 2006. Excluding emergency restoration service revenues from both periods, revenues derived from the electric power and gas network services industry increased in 2006 approximately $240.0 million, or 22.1%. Actual revenues derived from the electric power and gas network services industry, including emergency restoration services revenues, increased approximately $181.7 million, or 14.6%. Revenues from the telecommunications and cable television network services industry increased by approximately $29.8 million, or 10.3%, and revenues from ancillary services customers increased by approximately $60.9 million, or 18.6%, for the year ended December 31, 2006. These increases in revenues are primarily a result of a higher volume of work from increased spending by our customers resulting from the continued improving financial health of our customers as well as improved pricing.

Gross profit.  Gross profit increased $59.1 million, or 23.0%, to $315.8 million for the year ended December 31, 2006. As a percentage of revenues, gross margin increased from 13.8% for the year ended December 31,

2005 to 14.8% for the year ended December 31, 2006. The increase in gross margins for the year ended December 31, 2006 was primarily attributable to higher margins on work from our electric power and gas network services customers and our telecommunications and cable television network services customers due to continued strengthening market conditions, improved pricing and our margin enhancement initiatives. Margins improved during 2006 on work from our electric power and gas network services customers despite the lower volume of higher margin emergency restoration services in 2006 compared to 2005, as discussed above. In addition, during the first half of 2006, we achieved higher margins on certain jobs due to better productivity and cost control and relatively mild weather as compared to the first half of 2005, which was negatively impacted by cost overruns during the period and weather delays on certain projects during the first quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.2 million, or 2.8%, to $183.0 million for the year ended December 31, 2006. The $5.2 million decrease relates primarily to a decrease in professional fees in the amount of $9.9 million related to costs incurred for our margin enhancement program and for specific bidding activity during the year ended December 31, 2005 that were not incurred during the year ended December 31, 2006, as well as lower legal costs from ongoing litigation during the year ended December 31, 2006. These decreases were partially offset by an $8.6 million increase in salaries and benefits costs associated with increased personnel, costs of living adjustments and increased performance bonuses. In addition, we recorded net losses from sales of property and equipment in the amount of $3.5 million for the year ended December 31, 2005 compared to net gains from the sales of property and equipment in the amount of $0.7 million for the year ended December 31, 2006.

Goodwill impairment.  A goodwill impairment charge in the amount of $56.8 million was recorded during the year ended December 31, 2006, while no goodwill impairment was recorded during the year ended December 31, 2005. As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which historically served the cable television industry.

Interest expense.  Interest expense increased $2.9 million to $26.8 million for the year ended December 31, 2006, primarily due to the expense of unamortized debt issuance costs of $3.3 million. We replaced our prior credit facility and expensed the remaining balance of unamortized debt issuance costs of $2.6 million. In addition, we expensed $0.7 million of unamortized debt issuance costs related to the repurchase of a portion of our 4.0% convertible subordinated notes during the second quarter of 2006. This increase was partially offset by lower interest expense associated with lower outstanding borrowings under the credit facilities during 2006 as compared to 2005.

Interest income.  Interest income was $13.9 million for the year ended December 31, 2006, compared to $7.4 million for the year ended December 31, 2005. The increase in interest income primarily relates to a higher average investment balance and higher average interest rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Provision (benefit) for income taxes.  The provision for income taxes was $47.6 million for the year ended December 31, 2006, with an effective tax rate of 73.2%, compared to a provision of $22.7 million for the year ended December 31, 2005, with an effective tax rate of 43.4%. The higher tax rate in 2006 results primarily from the goodwill impairment charge recorded during the fourth quarter of 2006, the majority of which is not deductible for tax purposes. Excluding the effect of the goodwill impairment charge, the impact of which is 33.9%, the effective tax rate would have been 39.3% for the year ended December 31, 2006. The decrease after excluding the effect of the goodwill impairment charge is primarily due to the impact of the recording of a refund from a multi-year state tax claim during the second quarter of 2006 and the impact of tax-exempt interest income from investments in 2006, which were not held in 2005.

2005 compared to 2004

Revenues.  Revenues increased $232.1 million, or 14.3%, to $1.86 billion for the year ended December 31, 2005, with revenues derived from the electric power and gas network services industry increasing by approximately $188.6 million, or 17.9%, revenues from the telecommunications and cable television network services industry increasing by approximately $16.5 million, or 6.1% and revenues from ancillary services increasing by approximately $27.0 million, or 9.0%. The increase in revenues was a result of a higher volume of work from increased spending by our customers in these industries due to the improving financial health of these customers. Revenues in 2005 were positively impacted by a larger volume of storm restoration services provided during 2005 to our electric power and gas customers after the impact of hurricanes in the south central and southeastern United States.

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

Interest expense.  Interest expense decreased $1.1 million to $23.9 million for the year ended December 31, 2005, due to lower levels of debt outstanding.

Interest income.  Interest income was $7.4 million for the year ended December 31, 2005, compared to $2.6 million for the year ended December 31, 2004. The increase in interest income primarily related to a higher average cash balance and higher average interest rates for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

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

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $383.7 million as of December 31, 2006, our credit facility, short term investments, if any, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. However, we feel that we have adequate cash and availability under our credit facility to meet such needs, although, depending on the size and number of any future acquisitions, we may need additional cash to fund one or more of those transactions.

Sources and Uses of Cash

As of December 31, 2006, we had cash and cash equivalents of $383.7 million, working capital of $656.2 million and long-term debt, net of current maturities, in the amount of $413.8 million, which consists of convertible subordinated notes. We also had $140.4 million of letters of credit outstanding under our credit facility.

During the year ended December 31, 2006, operating activities provided net cash flow of $120.6 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $38.5 million, including $48.5 million used for capital expenditures, offset by $10.0 million of proceeds from the sale of equipment. We also purchased and sold $511.7 million of short-term investments. We used net cash in financing activities of $2.7 million, resulting primarily from a $7.5 million repayment under the term loan portion of our prior credit facility coupled with $6.0 million in debt issuance costs, partially offset by $5.8 million in net borrowings and $3.9 million for the tax impact related to stock-based equity awards. The $5.8 million in net borrowings primarily relates to the issuance of our 3.75% convertible subordinated notes and the repurchase of our 4.0% convertible subordinated notes as discussed below.

Debt Instruments

Credit Facilities

As of December 31, 2006, we had an amended and restated credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). The credit facility amended and restated our prior credit facility. Subject to the conditions specified in the credit facility, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of December 31, 2006, we had approximately $140.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $159.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit agreement), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of December 31, 2006, we were in compliance with all of our covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our surety and all of our other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

As of December 31, 2005, we had a $182.0 million credit facility with various lenders (the prior facility). The prior facility was amended during 2006 to permit, among other things, the issuance of our 3.75% convertible subordinated notes and our cash tender offer for our 4.0% convertible subordinated notes, each as described below. Upon the amendment and restatement of our credit facility in 2006, as described above, the obligations under the prior facility were terminated, and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed and included in interest expense in 2006. As of December 31, 2005, we had approximately $142.6 million of letters of credit outstanding under the prior credit facility and $7.5 million outstanding under the prior credit facility as a term loan.

4.0% Convertible Subordinated Notes

As of December 31, 2006, we had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes due 2007 (4.0% Notes) outstanding, which was classified as a current obligation as these 4.0% Notes will mature within the next twelve months. The 4.0% Notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% Notes, holders of the 4.0% Notes may require us to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. During 2006, we conducted a cash tender offer for all of the 4.0% Notes, which resulted in the repurchase of $139.2 million outstanding principal amount of the 4.0% Notes. As a result of the repurchase of a portion of the 4.0% Notes, we recorded a gain on early extinguishment of debt of approximately $2.1 million during 2006, which was partially offset by costs associated with the tender offer of approximately $0.5 million. In addition, approximately $0.7 million in related unamortized debt issuance costs associated with the retirement of a portion of the repurchased 4.0% Notes was expensed and included in interest expense in 2006.

4.5% Convertible Subordinated Notes

As of December 31, 2006, we had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023(4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each quarter of 2006, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder, although no holders exercised their right to convert. The notes are presently convertible at the option of each holder, and the conversion period will expire on March 31, 2007, but may resume upon the satisfaction of the market condition or other conditions in future periods.

Beginning October 8, 2008, we may redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. The holders of the 4.5% Notes may require us to repurchase all or some of their notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of our common stock or a combination thereof to satisfy our repurchase obligation. If we were to satisfy any required repurchase obligation with shares of our common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The right to settle for shares of common stock can be surrendered by us. The 4.5% Notes carry cross-default provisions with our other debt instruments exceeding $10.0 million in borrowings, which includes our existing credit facility.

3.75% Convertible Subordinated Notes

As of December 31, 2006, we had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

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

Beginning on April 30, 2010 until April 30, 2013, we may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of our common stock is equal to or greater than 130% of the conversion price then in effect for the 3.75% Notes for at least 20 trading days in the 30 consecutive trading day period ending on the trading day immediately prior to the date of mailing of the notice of redemption. In addition, we may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. Beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, we will be required to pay contingent interest on any outstanding 3.75% Notes during the applicable interest period if the average trading price of the 3.75% Notes reaches a specified threshold. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2006, the maximum guaranteed residual value was approximately $108.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

As of December 31, 2006, we had $140.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2007. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2006, an aggregate of approximately $650.7 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $125.4 million as of December 31, 2006.

Contractual Obligations

As of December 31, 2006, our future contractual obligations are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt — principal	$448,595	$34,845	$270,000	$—	$—	$—	$143,750
Long-term debt — interest	55,844	18,206	14,503	5,391	5,391	5,391	6,962
Operating lease obligations	122,969	30,816	25,932	21,366	17,563	14,585	12,707

Total	$627,408	$83,867	$310,435	$26,757	$22,954	$19,976	$163,419

Excluded from the above table is interest associated with borrowings under the credit facility because both the amount borrowed and applicable interest rate are variable. As of December 31, 2006, we had no borrowing under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.

Concentration of Credit Risk

We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 10% of revenues for the years ended December 31, 2004, 2005 or 2006.

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

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2004, 2005 and 2006, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that our adoption of SFAS No. 155 on January 1, 2007 will have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions may be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The amount recognized for such tax positions is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. We will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to accumulated deficit. While we have not yet completed our final evaluation of the impact of our January 1, 2007 adoption of FIN 48, we do not expect such adoption to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. We are currently analyzing the provisions of SFAS No. 157 and determining how it will affect our accounting policies and procedures and have not yet made a determination of the impact that our January 1, 2008 adoption will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires that the materiality of the effect of a misstated amount be evaluated on each financial statement and the related financial statement disclosures, and that materiality evaluation be based on quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006, and this guidance did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, but have not yet determined the impact, if any, on our consolidated financial statements.

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

Self-Insurance.  We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2.0 million per occurrence. In addition, beginning August 1, 2006, we have been subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $6.2 million; however, our estimate of the potential range of these future claim amounts is between $3.6 million and $8.5 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions that we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

Valuation of Intangibles and Long-Lived Assets.  SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from our impairment test; therefore, we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written of as a non-cash operating expense. The goodwill impairment is associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

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

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts.  We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Certain of our customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties in recent years. Should any major customers experience difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

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

Many utilities across the country have regained their financial health and have increased spending on their transmission and distribution systems. As a result, we are seeing new construction, extensive pole change outs, line upgrades and maintenance projects on many systems and expect this trend to continue over the next several quarters.

We also anticipate increased spending as a result of the Energy Act, which requires the power industry to meet federal reliability standards for their transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on their systems. While we believe the Energy Act is likely to continue to stimulate spending by our customers, we do not expect to begin to realize substantial benefits of this spending for several more quarters.

Several industry and market trends are prompting customers in the electric power industry to seek outsourcing partners, such as Quanta. These trends include an aging workforce, increased spending, increasing costs such as salaries and benefits, and labor issues.

We are also seeing improvement in the financial health of telecommunications customers. There are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that provide us with pockets of opportunity, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives are underway by Verizon and AT&T, and municipalities and other government jurisdictions have also become active in these initiatives. We anticipate increased spending by wireless telecommunications customers on their networks, as the impact of mergers within the wireless industry has begun to lessen. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of third generation technology.

Spending in the cable television industry remains depressed. However, with several telecommunications companies increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers, such initiatives could serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers. As a result of the sale of substantially all of the assets of Adelphia Communications Corporation and its affiliated companies (Adelphia) to Time Warner Cable and Comcast Corporation, we have begun to see spending by Time Warner Cable and Comcast Corporation as they integrate the systems acquired from Adelphia.

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

With the stabilization of several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the integration of any future acquisitions, could result in future charges related to, among others, severance, facilities shutdown and consolidation, property disposal and other exit costs.

Capital expenditures in 2007 are expected to be approximately $60.0 million. A majority of the expenditures will be for operating equipment. We expect expenditures for 2007 to be funded substantially through internal cash flows or to the extent necessary, from cash on hand.

We believe that we are adequately positioned to capitalize upon opportunities in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services; however, we cannot predict the actual timing or magnitude of the impact on us of these opportunities and trends.

Recent Developments

On February 26, 2007, we received notice from the Internal Revenue Service that it has concluded its audit of our tax returns for tax years 2000 through 2004. We were not required to make any additional payments. As a result, we are evaluating our allowance for tax contingencies to determine the amount by which the allowance should be reduced, although we currently cannot determine the amount of the reduction. We anticipate, however, that the amount of the reduction may be material to and positively impact our results of operations in the period in which the reduction is recorded, which we expect to occur in the first quarter of 2007. See Note 6 to our consolidated financial statements included in Item 8 hereof.

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,”

“will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make;

•	Expectations regarding our business outlook and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic conditions and trends in the markets served by us or by our customers;

•	Our ability to effectively compete for market share;

•	Our ability to generate internal growth;

•	Potential failure of the Energy Policy Act of 2005 to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions;

•	Estimates and assumptions in determining our financial results;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	The adverse impact of goodwill impairments;

•	Our ability to effectively integrate the operations of businesses we acquire;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to attract skilled labor and the potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets;

•	Requirements relating to governmental regulation and changes there to;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	The potential conversion of our outstanding 4.5% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described under Item 1A “Risk Factors” in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in this report. In addition, we do not undertake and expressly disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or otherwise.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks related to the impact of changes in interest rates and changes in the market price of our stock. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented below do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Management does not generally use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

Interest Rate Risks.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2005 and 2006, the fair value of our fixed-rate debt of $444.8 million and $447.0 million was approximately $520.1 million and $692.2 million, based upon current market prices.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Quanta Services, Inc.

We have completed integrated audits of Quanta Services, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, which appears on the preceding page, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2007

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$304,267	$383,687
Accounts receivable, net of allowances of $6,566 and $5,419, respectively	431,584	507,761
Costs and estimated earnings in excess of billings on uncompleted contracts	38,053	36,113
Inventories	25,717	28,768
Prepaid expenses and other current assets	31,389	34,300

Total current assets	831,010	990,629
Property and equipment, net	286,606	276,789
Accounts and notes receivable, net of allowances of $42,953, respectively	15,229	7,815
Other assets, net	33,583	32,642
Goodwill and other intangibles, net	388,357	331,282

Total assets	$1,554,785	$1,639,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,252	$34,845
Accounts payable and accrued expenses	241,811	270,897
Billings in excess of costs and estimated earnings on uncompleted contracts	14,008	28,714

Total current liabilities	258,071	334,456
Long-term debt, net of current maturities	7,591	—
Convertible subordinated notes	442,500	413,750
Deferred income taxes and other non-current liabilities	142,885	161,868

Total liabilities	851,047	910,074

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 118,771,776 and 119,605,047 shares issued and 117,153,038 and 117,618,130 shares outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, and 1,011,780 and 915,805 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,096,795	1,103,332
Deferred compensation	(6,448)	—
Accumulated deficit	(369,122)	(351,639)
Treasury stock, 1,618,738 and 1,986,917 common shares, at cost	(17,487)	(22,610)

Total stockholders’ equity	703,738	729,083

Total liabilities and stockholders’ equity	$1,554,785	$1,639,157

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2004	2005	2006

Revenues	$1,626,510	$1,858,626	$2,131,038
Cost of services (including depreciation)	1,445,119	1,601,878	1,815,222

Gross profit	181,391	256,748	315,816
Selling, general and administrative expenses	171,537	188,203	183,002
Goodwill impairment	—	—	56,812

Income from operations	9,854	68,545	76,002
Other income (expense):
Interest expense	(25,067)	(23,949)	(26,823)
Interest income	2,551	7,416	13,924
Gain on early extinguishment of debt, net	—	—	1,598
Other, net	17	235	425

Income (loss) before income taxes	(12,645)	52,247	65,126
Provision (benefit) for income taxes	(3,451)	22,690	47,643

Net income (loss)	$(9,194)	$29,557	$17,483

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.08)	$0.26	$0.15

Diluted earnings (loss) per share	$(0.08)	$0.25	$0.15

Shares used in computing earnings (loss) per share:
Basic	114,441	115,756	117,027

Diluted	114,441	116,634	117,863

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2005	2006

Cash Flows from Operating Activities:
Net income (loss) attributable to common stock	$(9,194)	$29,557	$17,483
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities —
Goodwill impairment	—	—	56,812
Depreciation and amortization	60,356	55,406	49,767
Amortization of debt issuance costs	3,508	3,654	6,473
Loss (gain) on sale of property and equipment	924	3,515	(733)
Provision for doubtful accounts	359	1,988	1,587
Gain on early extinguishment of debt	—	—	(2,088)
Deferred income tax provision (benefit)	(13,080)	8,797	(1,666)
Non-cash stock-based compensation	4,632	4,973	6,038
Tax impact of stock-based equity awards	—	—	(3,875)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	31,060	(80,053)	(70,350)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,385	3,904	1,940
Inventories	(2,450)	(6,868)	(3,051)
Prepaid expenses and other current assets	27,868	113	(739)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	39,316	55,008	48,218
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,949)	2,842	14,706
Other, net	4,345	(406)	118

Net cash provided by operating activities	144,080	82,430	120,640

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4,884	12,000	9,972
Additions of property and equipment	(38,971)	(42,556)	(48,452)
Cash released for self-insurance programs	8,943	—	—
Purchases of short-term investments	—	—	511,655
Proceeds from the sale of short-term investments	—	—	(511,655)

Net cash used in investing activities	(25,144)	(30,556)	(38,480)

Cash Flows from Financing Activities:
Borrowings under credit facility	—	14,000	—
Payments under credit facility	(35,200)	(27,300)	(7,500)
Proceeds from other long-term debt	4,898	1,244	148,228
Payments on other long-term debt	(4,684)	(6,200)	(142,388)
Debt issuance and amendment costs	(1,234)	(41)	(5,966)
Issuances of stock	3,048	4,284	—
Tax impact of stock-based equity awards	—	—	3,875
Exercise of stock options	170	846	1,011

Net cash used in financing activities	(33,002)	(13,167)	(2,740)

Net Increase in Cash and Cash Equivalents	85,934	38,707	79,420
Cash and Cash Equivalents, beginning of year	179,626	265,560	304,267

Cash and Cash Equivalents, end of year	$265,560	$304,267	$383,687

Supplemental Disclosure of Cash Flow Information:
Cash (paid) received during the year for —
Interest paid	$(21,128)	$(16,859)	$(22,686)
Income tax paid	(1,014)	(2,403)	(25,667)
Income tax refunds	31,305	1,058	2,226

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

			Limited Vote		Additional				Total
	Common Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity

Balance, December 31, 2003	115,499,775	$—	1,067,750	$—	$1,071,701	$(7,359)	$(389,485)	$(11,725)	$663,132
Issuances of stock under ESPP	537,479	—	—	—	3,048	—	—	—	3,048
Conversion of Limited Vote Common Stock to common stock	55,970	—	(55,970)	—	—	—	—	—	—
Restricted stock activity	5,977	—	—	—	4,497	142	—	(2,928)	1,711
Stock options exercised	28,350	—	—	—	170	—	—	—	170
Income tax benefit from long-term incentive plans	—	—	—	—	2,574	—	—	—	2,574
Other	—	—	—	—	1,806	—	—	—	1,806
Net (loss)	—	—	—	—	—	—	(9,194)	—	(9,194)

Balance, December 31, 2004	116,127,551	—	1,011,780	—	1,083,796	(7,217)	(398,679)	(14,653)	663,247
Issuances of stock under ESPP	674,759	—	—	—	4,284	—	—	—	4,284
Restricted stock activity	238,800	—	—	—	4,204	769	—	(2,834)	2,139
Stock options exercised	111,928	—	—	—	846	—	—	—	846
Income tax benefit from long-term incentive plans	—	—	—	—	2,011	—	—	—	2,011
Other	—	—	—	—	1,654	—	—	—	1,654
Net income	—	—	—	—	—	—	29,557	—	29,557

Balance, December 31, 2005	117,153,038	—	1,011,780	—	1,096,795	(6,448)	(369,122)	(17,487)	703,738
Conversion of Limited Vote Common Stock to common stock	95,975	—	(95,975)	—	—	—	—	—	—
Adoption of SFAS 123(R)	—	—	—	—	(6,448)	6,448	—	—	—
Restricted stock activity	235,040	—	—	—	6,038	—	—	(5,123)	915
Stock options exercised	134,077	—	—	—	1,011	—	—	—	1,011
Income tax benefit from long-term incentive plans	—	—	—	—	3,875	—	—	—	3,875
Other	—	—	—	—	2,061	—	—	—	2,061
Net income	—	—	—	—	—	—	17,483	—	17,483

Balance, December 31, 2006	117,618,130	$—	915,805	$—	$1,103,332	$—	$(351,639)	$(22,610)	$729,083

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta’s comprehensive services include designing, installing, repairing and maintaining network infrastructure.

In the course of its operations, Quanta is subject to certain risk factors including, but not limited to, risks related to significant fluctuations in quarterly results, economic downturns, competition, internal growth and operating strategies, impact of the Energy Policy Act of 2005, identification, completion and integration of acquisitions, use of estimates and assumptions in determining financial results, recoverability of goodwill, being self-insured against potential liabilities or for claims that Quanta’s insurance carriers fail to pay, occupational health and safety matters, use of percentage-of-completion accounting, unfavorable contract terms, collectibility of receivables, rapid technological and structural changes in the industries Quanta serves, ability to provide surety bonds, replacing canceled or completed contracts, dependence on key personnel, unionized workforce, availability of qualified employees, management of growth, potential exposure to environmental liabilities, operations in international markets, the pursuit of work in the government arena, the requirements of the Sarbanes-Oxley Act of 2002, access to capital and the convertibility of Quanta’s convertible subordinated notes.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, forfeiture estimates relating to stock-based compensation, revenue recognition under percentage-of-completion accounting and provision for income taxes.

Cash and Cash Equivalents

Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments

Quanta held no short-term investments as of December 31, 2005 or 2006; however, during 2006, Quanta invested from time to time in variable rate demand notes (VRDNs), which are classified as short-term investments available for sale when held. The income from VRDNs is tax-exempt to Quanta.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2006, Quanta had allowances for doubtful accounts of approximately $48.4 million. Certain of Quanta’s customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties in recent years. Should any major customers continue to experience difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2005 and 2006 were approximately $30.8 million and $39.0 million, and are included in accounts receivable.

Due to contractual provisions, certain balances, though the earnings process is complete, are not billable to customers until defined milestones are reached. These balances are considered to be unbilled receivables and are included in accounts receivable at year-end. At December 31, 2005 and 2006, these balances were approximately $61.9 million and $92.9 million.

Included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During the first quarter of 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. The final collection of amounts owed to Quanta are subject to further legal proceedings. Quanta had allowances for a significant portion of these notes receivable. Also included in accounts and notes receivable as of December 31, 2005 and 2006 are $4.2 million and $2.4 million in retainage balances with settlement dates beyond the next twelve months.

During 2004, Quanta sold its prepetition receivable due from Adelphia Communications Corporation and its affiliated companies (Adelphia) to a third party with $6.0 million of the proceeds held by the buyer pending the resolution of certain preferential payment claims. As of December 31, 2005, this balance was included in accounts and notes receivable. During the third quarter of 2006, the preferential payment claims were settled and Quanta collected the $6.0 million.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain statutory lien rights with

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to services provided. No customer accounted for more than 10% of revenues for the years ended December 31, 2004, 2005 or 2006.

Inventories

Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by Quanta at the lower of cost or market primarily using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $59.7 million, $55.0 million and $49.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, fair value would be determined by estimating the future undiscounted cash flows associated with the asset and comparing it to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Debt Issuance Costs

As of December 31, 2005 and 2006, capitalized debt issuance costs related to Quanta’s credit facility and convertible subordinated notes were included in other assets, net and were being amortized into interest expense over the terms of the respective agreements giving rise to the debt issuance costs. As of December 31, 2005 and 2006, capitalized debt issuance costs were $19.1 million and $14.9 million with accumulated amortization of $10.3 million and $6.6 million. For the years ended December 31, 2004, 2005 and 2006, amortization expense was $3.5 million, $3.6 million and $3.2 million, respectively.

Quanta incurred $4.0 million in debt issuance costs in the second quarter of 2006 related to its issuance of its 3.75% convertible subordinated notes. These costs were capitalized and are being amortized over seven years until April 30, 2013, the date of the note holders’ first put option as discussed in Note 5. During the second quarter of 2006, Quanta also capitalized $2.0 million in connection with the amendment and restatement of its credit facility. Upon the amendment and restatement of Quanta’s credit facility, the obligations under the prior facility were terminated and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed in 2006 and included in interest expense as discussed in Note 5. In addition, during the second quarter of 2006, Quanta repurchased a portion of its 4.0% convertible subordinated notes, and as a result, Quanta expensed $0.7 million in unamortized debt issuance costs as interest expense as discussed in Note 5.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2006, as part of our annual test for goodwill impairment, goodwill of $56.8 million was written off as a non-cash operating expense. The goodwill impairment is associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Balance, January 1	$387,307	$387,307	$387,307
Impairment	—	—	(56,812)

Balance, December 31,	$387,307	$387,307	$330,495

Quanta has an intangible asset of $2.1 million related to certain customer relationships. The estimated life of this intangible asset is eight years with amortization expense of $0.3 million in each of the years ended December 31, 2004, 2005 and 2006, respectively, and accumulated amortization as of December 31, 2005 and 2006 was approximately $1.1 million and $1.3 million. Estimated annual amortization expense for future periods is approximately $0.3 million through December 31, 2009.

Revenue Recognition

Quanta recognizes revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price contracts are recognized using the percentage-of-completion method measured by the percentage of costs incurred to date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate Quanta for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. To the extent estimated costs exceed expected revenues, provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain, and Quanta maintains an allowance for tax contingencies that Quanta believes is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considered projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from estimates, Quanta may not realize deferred tax assets to the extent estimated.

Collective Bargaining Agreements

Certain of Quanta’s subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Self-Insurance

As of December 31, 2006, Quanta was insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. In addition, beginning August 1, 2006, Quanta has been subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2005 and December 31, 2006, the gross amounts accrued for self-insurance claims totaled $99.5 million and $117.2 million, with $64.4 million and $73.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2005 and December 31, 2006 were $6.3 million and $10.7 million, of which $3.3 million and $5.0 million are included in prepaid expenses and other current assets and $3.0 million and $5.7 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $6.2 million, and Quanta has recorded a receivable and corresponding liability for such amount as of December 31, 2006. However, Quanta’s estimate of the potential range of these future claim amounts is between $3.6 million and $8.5 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the credit facility and notes payable to various financial institutions approximate fair value. The fair value of the convertible subordinated notes is estimated based on quoted secondary market prices for these notes as of year-end. At December 31, 2005 and 2006, the fair value of the aggregate principal amount outstanding of Quanta’s 4.0%

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible subordinated notes of $172.5 million and $33.3 million was approximately $163.0 million and $32.8 million. At December 31, 2005 and 2006, the fair value of the aggregate principal amount outstanding of Quanta’s 4.5% convertible subordinated notes of $270.0 million was approximately $354.7 million and $496.1 million. At December 31, 2006 the fair value of the aggregate principal amount outstanding of Quanta’s 3.75% convertible subordinated notes of $143.8 million was approximately $163.3 million.

Stock-Based Compensation

Prior to January 1, 2006, Quanta accounted for its stock-based compensation awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense was recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award existed at the date of grant. SFAS No. 123, “Accounting for Stock Based Compensation,” which encouraged companies to account for stock-based compensation awards based on the fair value of the awards at the date they were granted, required disclosure as to what net income and earnings per share would have been had SFAS No. 123 been followed. Had compensation expense for transactions under the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan) and the Employee Stock Purchase Plan, which was terminated in 2005, been determined consistent with SFAS No. 123, Quanta’s net income and earnings per share for the years ended December 31, 2004 and 2005 would have been reduced to the following as adjusted amounts (in thousands, except per share information):

	Year Ended December 31,
	2004	2005

Net income (loss) attributable to common stock as reported	$(9,194)	$29,557
Add: stock-based employee compensation expense included in reported net income, net of tax	2,826	3,034
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,802)	(4,591)

Net income (loss) attributable to common stock —
As adjusted — basic and diluted	$(10,170)	$28,000
Earnings (loss) per share —
As reported — basic	$(0.08)	$0.26
As reported — diluted	$(0.08)	$0.25
As adjusted — basic and diluted	$(0.09)	$0.24

Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. The resulting compensation costs are recognized over the service period of each award as discussed in Note 8. In accordance with the modified prospective method of adoption, Quanta has not adjusted consolidated financial statements for prior periods.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Quanta does not believe that its adoption of SFAS No. 155 on January 1, 2007 will have a material impact on Quanta’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions may be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The amount recognized for such tax positions is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. Quanta will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to accumulated deficit. While Quanta has not completed its final evaluation of the impact of its January 1, 2007 adoption of FIN 48, Quanta does not expect such adoption to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. Quanta is currently analyzing the provisions of SFAS No. 157 and determining how it will affect its accounting policies and procedures and has not yet made a determination of the impact that its January 1, 2008 adoption will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires that the materiality of the effect of a misstated amount be evaluated on each financial statement and the related financial statement disclosures, and that the materiality evaluation be based on quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. Quanta adopted SAB 108 on December 31, 2006, and this guidance did not have a material impact on Quanta’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Quanta will adopt SFAS No. 159 on January 1, 2008, but has not yet determined the impact, if any, on its consolidated financial statements.

3.	PER SHARE INFORMATION:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to compute the basic and diluted earnings (loss) per share for the years ended 2004, 2005 and 2006 is illustrated below (in thousands):

	Year Ended December 31,
	2004	2005	2006

Net income (loss)	$(9,194)	$29,557	$17,483
Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	—	—

Net income (loss) for diluted earnings (loss) per share	$(9,194)	$29,557	$17,483

Weighted average shares outstanding for basic earnings (loss) per share, if dilutive	114,441	115,756	117,027
Effect of dilutive stock options and restricted stock	—	878	836
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	—	—	—

Weighted average shares outstanding for diluted earnings (loss) per share	114,441	116,634	117,863

For the years ended December 31, 2004, 2005 and 2006, stock options for approximately 0.7 million, 0.2 million and 0.2 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the year ended December 31, 2004, 0.7 million shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive. For the years ended December 31, 2004, 2005 and 2006, the effect of assuming conversion of Quanta’s convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2004	2005	2006

Balance at beginning of year	$73,680	$52,560	$49,519
Charged to expense	359	1,988	1,587
Deductions for uncollectible receivables written off, net of recoveries	(21,479)	(5,029)	(2,734)

Balance at end of year	$52,560	$49,519	$48,372

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in progress are as follows (in thousands):

	December 31,
	2005	2006

Costs incurred on contracts in progress	$594,432	$622,144
Estimated earnings, net of estimated losses	59,579	65,713

	654,011	687,857
Less — Billings to date	(629,966)	(680,458)

	$24,045	$7,399

Costs and estimated earnings in excess of billings on uncompleted contracts	$38,053	$36,113
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(14,008)	(28,714)

	$24,045	$7,399

Property and equipment consists of the following (in thousands):

	Estimated
	Useful
	Lives in	December 31,
	Years	2005	2006

Land	—	$3,234	$3,024
Buildings and leasehold improvements	5-30	14,999	14,970
Operating equipment and vehicles	5-25	537,428	530,729
Office equipment, furniture and fixtures	3-7	22,740	24,969

		578,401	573,692
Less — Accumulated depreciation and amortization		(291,795)	(296,903)

Property and equipment, net		$286,606	$276,789

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2005	2006

Accounts payable, trade	$102,164	$107,484
Accrued compensation and related expenses	46,708	57,522
Accrued insurance	42,894	51,287
Accrued interest and fees	6,556	4,726
Federal and state taxes payable, including contingencies	22,833	33,628
Other accrued expenses	20,656	16,250

	$241,811	$270,897

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM OBLIGATIONS:

Quanta’s long-term debt obligations consist of the following (in thousands):

	December 31,
	2005	2006

Credit facilities	$7,500	$—
4.0% convertible subordinated notes	172,500	33,273
4.5% convertible subordinated notes	270,000	270,000
3.75% convertible subordinated notes	—	143,750
Notes payable to various financial institutions, interest ranging from 0.0% to 8.70%, secured by certain equipment and other assets	1,758	1,572
Capital lease obligations	585	—

	452,343	448,595
Less — Current maturities	(2,252)	(34,845)

Total long-term debt obligations	$450,091	$413,750

Credit Facilities

As of December 31, 2006, Quanta had an amended and restated credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). The credit facility amended and restated Quanta’s prior credit facility described below. Subject to the conditions specified in the credit facility, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of December 31, 2006, Quanta had approximately $140.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $159.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit agreement), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of December 31, 2006, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of Quanta’s consolidated net income (plus the amount of non-cash charges

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its surety and all of its other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

As of December 31, 2005, Quanta had a $182.0 million credit facility with various lenders (the prior facility). The prior facility consisted of a $147.0 million letter of credit facility maturing on June 19, 2008 and a $35.0 million revolving credit facility maturing on December 19, 2007. The letter of credit facility provided for letters of credit and term loans, and the revolving credit facility provided for revolving loans and letters of credit. The prior facility was amended during 2006 to permit, among other things, Quanta’s issuance of its 3.75% convertible subordinated notes and Quanta’s cash tender offer for its 4.0% convertible subordinated notes, each as described below. Upon the amendment and restatement of Quanta’s credit facility, described above, the obligations under the prior facility were terminated, and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed and included in interest expense in 2006. As of December 31, 2005, Quanta had approximately $142.6 million of letters of credit outstanding under the prior facility and $7.5 million outstanding under the prior facility as a term loan. The weighted average interest rate for the year ended December 31, 2005 associated with amounts outstanding under the term loan was 6.41%.

4.0% Convertible Subordinated Notes

As of December 31, 2006, Quanta had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes due 2007 (4.0% Notes) outstanding, which was classified as a current obligation as these 4.0% Notes will mature within the next twelve months. The 4.0% Notes are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered by Quanta in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% Notes, holders of the 4.0% Notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. During 2006, Quanta conducted a cash tender offer for all of the 4.0% Notes, which resulted in the repurchase of $139.2 million outstanding principal amount of the 4.0% Notes. As a result of the repurchase of a portion of the 4.0% Notes, Quanta recorded a gain on early extinguishment of debt of approximately $2.1 million during 2006, which was partially offset by costs associated with the tender offer of approximately $0.5 million. In addition, approximately $0.7 million in related unamortized debt issuance costs associated with the retirement of a portion of the repurchased 4.0% Notes was expensed and included in interest expense in 2006.

4.5% Convertible Subordinated Notes

As of December 31, 2006, Quanta had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each quarter of 2006, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder, although no holders exercised their right to convert. The notes are presently convertible at the option of each holder, and the conversion period will expire on March 31, 2007, but may resume upon the satisfaction of the market condition or other conditions in future periods.

Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. The holders of the 4.5% Notes may require Quanta to repurchase all or some of their notes at the principal amount thereof plus accrued and unpaid interest on October 1, 2008, 2013 or 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. If Quanta were to satisfy any required repurchase obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% Notes carry cross-default provisions with Quanta’s other debt instruments exceeding $10.0 million in borrowings, which includes Quanta’s existing credit facility.

3.75% Convertible Subordinated Notes

As of December 31, 2006, Quanta had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Beginning on April 30, 2010 until April 30, 2013, Quanta may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of Quanta’s common stock is equal to or greater than 130% of the conversion price then in effect for the 3.75% Notes for at least 20 trading days in the 30 consecutive trading day period ending on the trading day immediately prior to the date of mailing of the notice of redemption. In addition, Quanta may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. Beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, Quanta will be required to pay contingent interest on any outstanding 3.75% Notes during the applicable interest period if the average trading price of the 3.75% Notes reaches a specified threshold. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.

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

Maturities

The maturities of long-term debt obligations as of December 31, 2006, are as follows (in thousands):

Year Ending December 31 —
2007	$34,845
2008	270,000
2009	—
2010	—
2011	—
Thereafter	143,750

$448,595

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME TAXES:

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Federal —
Current	$6,555	$10,747	$45,216
Deferred	(9,623)	10,034	(2,382)
State and foreign taxes —
Current	3,074	3,146	4,093
Deferred	(3,457)	(1,237)	716

	$(3,451)	$22,690	$47,643

The actual income tax provision (benefit) differs from the income tax provision (benefit) computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Provision (benefit) at the statutory rate	$(4,426)	$18,286	$22,794
Increases (decreases) resulting from —
State and foreign taxes	(424)	1,101	3,837
State tax audit settlement	—	—	(1,024)
Contingency reserves	1,025	1,566	3,476
FAS 142 goodwill impairment	—	—	19,687
Tax-exempt interest income	—	—	(2,577)
Production activity deduction	—	—	(606)
Non-deductible expenses	1,811	1,940	2,064
Valuation allowance	(1,192)	(203)	(8)
Adjustment of prior years’ tax liabilities	(245)	—	—

	$(3,451)	$22,690	$47,643

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2005	2006

Deferred income tax liabilities —
Property and equipment	$(83,433)	$(77,199)
Book/tax accounting method difference	(19,857)	(21,781)

Total deferred income tax liabilities	(103,290)	(98,980)

Deferred income tax assets —
Allowance for doubtful accounts and other reserves	8,175	7,976
Goodwill	22,541	17,530
Accrued expenses	42,109	48,659
Net operating loss carryforwards	13,817	12,766
Inventory and other	6,454	3,212

Subtotal	93,096	90,143
Valuation allowance	(10,304)	(10,111)

Total deferred income tax assets	82,792	80,032

Total net deferred income tax liabilities	$(20,498)	$(18,948)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2005	2006

Current deferred income taxes:
Assets	$29,502	$32,695
Liabilities	(19,857)	(20,503)

	9,645	12,192

Non-current deferred income taxes:
Assets	53,290	47,337
Liabilities	(83,433)	(78,477)

	(30,143)	(31,140)

	$(20,498)	$(18,948)

The current deferred income tax assets, net of current deferred income tax liabilities, are included in prepaid expenses and other current assets.

At December 31, 2006, Quanta had state net operating loss carryforwards, the tax effect of which is approximately $12.6 million. These carryforwards will expire as follows: 2007, $0.4 million; 2008, $1.0 million; 2009, $0.8 million; 2010, $0.7 million; 2011, $0.4 million; and $9.3 million thereafter.

In assessing the value of deferred tax assets, Quanta considers whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies in making this assessment. Based upon these considerations, Quanta provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value.

Quanta has received refund claims in the amounts of $38.1 million in 2003 and $30.2 million in 2004 from the Internal Revenue Service (IRS) due to the carryback of taxable losses reported on Quanta’s 2002 and 2003 income tax returns. The IRS is required by law to review Quanta’s claims for refund. As a result, Quanta was under audit for tax years 2000 through 2004. On February 26, 2007, Quanta received notice from the IRS that it has concluded its audit of Quanta’s income tax returns for these tax years. Quanta was not required to make any additional payments. To provide for potential tax exposures, Quanta maintains an allowance for tax contingencies, which management believes is adequate. As a result of the notification from the IRS, Quanta is evaluating our allowance for tax contingencies to determine the amount by which the allowance should be reduced, although Quanta currently cannot determine the amount of the reduction.

As of December 31, 2005 and 2006, the amounts accrued for tax contingencies totaled $67.5 million and $76.1 million, with $46.8 million in 2005 and $55.4 million in 2006, considered to be long-term and included in other non-current liabilities. The results of future audit assessments, if any, could have a material effect on Quanta’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Quanta’s consolidated results of operations.

7.	STOCKHOLDERS’ EQUITY:

Stockholder Rights Plan

Quanta has adopted a stockholder rights plan pursuant to which one right to acquire Series D Junior Preferred Stock, as described below, has been issued and attached to each outstanding share of common stock. The following description of Quanta’s stockholder rights plan and the certificate of designations setting forth the terms and conditions of the Series D Junior Preferred Stock are intended as summaries only and are qualified in their entirety by reference to the form of stockholder rights plan and certificate of designations to the certificate of incorporation filed with the SEC.

Until a distribution date occurs, the rights can be transferred only with the common stock. On the occurrence of a distribution date, the rights will separate from the common stock and become exercisable as described below.

A “distribution date” will occur upon the earlier of:

•	the tenth day after a public announcement that a person or group of affiliated or associated persons other than Quanta and certain exempt persons (an “acquiring person”) has acquired beneficial ownership of 15% or more of the total voting rights of the then outstanding shares of Quanta’s common stock; or

•	the tenth business day following the commencement of a tender or exchange offer that would result in such person or group becoming an acquiring person.

Following the distribution date, holders of rights will be entitled to purchase from Quanta one one-thousandth (1/1000th) of a share of Series D Junior Preferred Stock at a purchase price of $153.33, subject to adjustment.

In the event that any person or group becomes an acquiring person, proper provision will be made so that each holder of a right, other than rights beneficially owned by the acquiring person, will thereafter have the right to receive upon payment of the purchase price, that number of shares of common stock having a market value equal to the result obtained by (A) multiplying the then current purchase price by the number of one one-thousandths of a share of Series D Junior Preferred Stock for which the right is then exercisable, and dividing that product by (B) 50% of the current per share market price of our shares of common stock on the date of such occurrence. If, following the date of a public announcement that an acquiring person has become such, (1) Quanta is acquired in a merger or

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other business combination transaction and Quanta is not the surviving corporation, (2) any person consolidates or merges with Quanta and all or part of the common stock is converted or exchanged for securities, cash or property of any other person, or (3) 50% or more of Quanta’s assets or earning power is sold or transferred, then the rights will “flip-over.” At that time, each right will entitle its holder to purchase, for the purchase price, a number of shares of common stock of the surviving entity in any such merger, consolidation or other business combination or the purchaser in any such sale or transfer with a market value equal to the result obtained by (X) multiplying the then current purchase price by the number of one one-thousandths of a share of Series D Junior Preferred Stock for which the right is then exercisable, and dividing that product by (Y) 50% of the current per share market price of the shares of common stock of the surviving entity on the date of consummation of such consolidation, merger, sale or transfer.

The rights will expire on March 8, 2010, unless Quanta terminates them before that time. A holder of a right will not have any rights as a stockholder of Quanta, including the right to vote or to receive dividends, until a right is exercised.

Limited Vote Common Stock

The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the Board of Directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 2004, 55,970 shares and in 2006, 95,975 shares of Limited Vote Common Stock were converted to common stock. No shares of Limited Vote Common Stock were converted to common stock during the year ended December 31, 2005.

Treasury Stock

Pursuant to the 2001 Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 342,261 shares in 2004 with a total market value of $2.9 million, 350,037 shares in 2005 with a total market value of $2.8 million and 368,179 shares in 2006 with a total market value of $5.1 million, in each case from previously granted restricted stock for settlement of employee tax liabilities pursuant to the 2001 Plan discussed in Note 8, and these shares were accounted for as treasury stock.

Deferred Compensation

Pursuant to the 2001 Plan discussed in Note 8, Quanta issues restricted stock at the fair market value of the common stock as of the date of issuance. The shares of restricted stock issued pursuant to the 2001 Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. Prior to the adoption of SFAS 123(R), upon issuance of the restricted stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and amortized over the restriction period as non-cash compensation expense, typically three years. If shares of restricted stock were canceled during a given period, any remaining unamortized deferred compensation expense related to the issuance and any non-cash compensation expense previously recognized on the cancelled shares was reversed against additional paid-in capital. In connection with the adoption of SFAS 123(R), deferred compensation is no longer recorded and the amount recorded as of December 31, 2005, $6.4 million, was reversed against additional paid-in capital in 2006.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM INCENTIVE PLANS:

Stock Incentive Plan

In December 1997, the Board of Directors adopted, and the stockholders of Quanta approved, the 1997 Stock Option Plan. The 1997 Stock Option Plan was amended from time to time and, in May 2001, was amended and renamed the 2001 Stock Incentive Plan. The 2001 Plan was amended and restated on March 13, 2003, which amendment and restatement, among other things, incorporated all prior amendments. The purpose of the plan is to provide directors, key employees, officers and certain consultants and advisors with additional incentives by increasing their proprietary interest in Quanta.

The 2001 Plan provides for the award of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonqualified stock options and restricted stock (collectively, the Awards). The aggregate number of shares of common stock with respect to which options or restricted stock may be awarded may not exceed the greater of 3,571,275 shares or 12% of the aggregate outstanding shares of common stock and Limited Vote Common Stock. The amount of ISOs that may be awarded under the 2001 Plan is limited to 3,571,275 shares. The 2001 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to applicable regulation and the terms of the 2001 Plan, the authority to grant Awards under the 2001 Plan, to construe and interpret the 2001 Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 2001 Plan. Pursuant to the terms of the 2001 Plan, Quanta’s Chief Executive Officer has the authority to award to individuals who are not officers (i) non-qualified stock options, provided that the aggregate number of shares of common stock issuable upon the exercise of the options awarded in any one calendar quarter does not exceed 100,000 shares and provided further, that the aggregate number of shares of common stock issuable upon the exercise of the options awardable to any individual in any one calendar quarter does not exceed 20,000 shares and (ii) shares of restricted stock, provided that the aggregate value of the awards of restricted stock granted in any one calendar quarter does not exceed $250,000 determined based on the fair market value of the common stock at the time of the grants and provided further, that the aggregate value of the awards of restricted stock granted to any individual in any one calendar quarter does not exceed $25,000 determined based on the fair market value of the common stock at the time of the grants.

All of Quanta’s employees (including officers), non-employee directors and certain consultants and advisors are eligible to receive Awards under the 2001 Plan, but only employees of Quanta are eligible to receive ISOs. Awards will be exercisable during the period specified in each Award agreement and will generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee. Unless specifically provided otherwise in the Award agreement, Awards become immediately vested and exercisable in the event of a “change in control” (as defined in the 2001 Plan) of Quanta. No option will remain exercisable later than ten years after the date of grant (or five years in the case of ISOs granted to employees owning more than 10% of the voting capital stock).

  Stock Options

Beginning January 1, 2006, Quanta accounted for its stock options in accordance with SFAS No. 123(R); however, the effect of expensing the fair value of the stock options did not have a material impact on Quanta’s financial position or results or operations, as the number of unvested stock options remaining at the time of the adoption of SFAS 123(R) was not significant. No stock options have been granted by Quanta since November 2002. As of December 31, 2006, the number of options outstanding, all of which have vested, was not material. Certain disclosures required under SFAS No. 123(R) have been omitted due to immateriality.

The actual tax benefit realized for the tax deductions from option exercises totaled approximately $0.4 million for the year ended December 31, 2006. This tax benefit is reported as a cash inflow from financing activities and an adjustment to net income to derive cash flow from operations within the statement of cash flows for the year ended

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, as required by SFAS No. 123(R). As stated above, prior periods have not been adjusted in accordance with the modified prospective method of application.

Restricted Stock

During 2003, Quanta began using restricted stock for its various stock incentive programs. Pursuant to the 2001 Plan, Quanta issues restricted stock at the fair market value of the common stock as of the date of issuance. The shares of restricted stock issued pursuant to the 2001 Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares.

During the years ended December 31, 2004, 2005 and 2006, Quanta granted 0.8 million, 0.7 million and 0.7 million shares of restricted stock with a weighted average grant price of $7.02, $7.58 and $13.98, respectively. During the years ended December 31, 2004, 2005 and 2006, 1.1 million, 1.1 million and 1.2 million shares vested with an approximate fair value at the time of vesting of $8.9 million, $8.9 million and $16.9 million, respectively. A summary of Quanta’s restricted stock activity for the year ended December 31, 2006 is as follows (in thousands, except fair value amounts):

		Weighted Average
		Grant Date
		Fair Value
	Shares	(per Share)

Unvested at January 1, 2006	1,904	$5.70
Granted	694	$13.98
Vested	(1,209)	$4.70
Forfeited	(91)	$8.63

Unvested at December 31, 2006	1,298	$10.85

Compensation expense is measured based on the fair value of the restricted stock and is recognized on a straight-line basis over the requisite service period, which is the vesting period. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. The adoption of SFAS No. 123(R) requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta uses historical data to estimate the forfeiture rate. The effect of estimating forfeitures in determining the period expense, rather than recording forfeitures as they actually occurred, was not significant. During the years ended December 31, 2004, 2005 and 2006, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $4.6 million, $5.0 million and $6.0 million, respectively, and a related income tax benefit of $1.8 million, $1.9 million and $2.3 million, respectively.

Total unrecognized compensation cost related to unvested stock granted to both employees and non-employees was $7.9 million as of December 31, 2006. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The estimate of unrecognized compensation cost uses the expected forfeiture rate; however, the estimate may not necessarily represent the value that will ultimately be realized as compensation expense. As of December 31, 2005, unrecognized compensation expense related to unvested shares of restricted stock granted to employees was recorded as deferred compensation in stockholders’ equity. As part of the adoption of SFAS No. 123(R), $6.4 million of deferred compensation was reversed against additional paid-in capital during the first quarter of 2006.

Employee Stock Purchase Plan

An Employee Stock Purchase Plan (the ESPP) was adopted by the Board of Directors of Quanta and was approved by the stockholders of Quanta in May 1999. The ESPP was terminated during 2005. The purpose of the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP was to provide an incentive for employees of Quanta and any Participating Company (as defined in the ESPP) to acquire or increase a proprietary interest in Quanta through the purchase of shares of Quanta’s common stock. The ESPP was intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the ESPP were construed in a manner consistent with the requirements of that section of the Code. The ESPP was administered by a committee, appointed from time to time, by the Board of Directors. The ESPP was not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. During 2004 and 2005, Quanta issued a total of 537,479 shares and 674,759 shares, pursuant to the ESPP.

9.	EMPLOYEE BENEFIT PLANS:

Union’s Multi-Employer Pension Plans

In connection with its collective bargaining agreements with various unions, Quanta participates with other companies in the unions’ multi-employer pension plans. These plans cover all of Quanta’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. Quanta has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to Quanta, and the amounts, if any, for which Quanta may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension plans by Quanta were approximately $46.2 million, $50.3 million and $53.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

401(k) Plan

Effective February 1, 1999, Quanta adopted a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta will make a matching cash contribution of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $5.5 million, $5.3 million and $5.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

10.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s subsidiaries have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years. Related party lease expense for the years ended December 31, 2004, 2005 and 2006 was approximately $3.0 million, $3.2 million and $2.6 million, respectively.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS AND CONTINGENCIES:

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 10. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2006 (in thousands):

Operating
Leases

Year Ending December 31 —
2007	$30,816
2008	25,932
2009	21,366
2010	17,563
2011	14,585
Thereafter	12,707

Total minimum lease payments	$122,969

Rent expense related to operating leases was approximately $51.8 million, $64.5 million and $78.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2006, the maximum guaranteed residual value was approximately $108.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

Performance Bonds

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the sureties for any expenses paid out under these performance bonds. As of December 31, 2006, the total amount of outstanding performance bonds was approximately $650.7 million.

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

Indemnities

In connection with Quanta’s previous acquisitions, Quanta has indemnified various parties against specified liabilities that those parties might incur in the future. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2006, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2005 and 2006 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2005:
Revenues	$372,505	$439,287	$523,340	$523,494
Gross profit	36,092	53,816	80,173	86,667
Net income (loss)	(5,128)	3,343	12,880	18,462
Basic earnings (loss) per share	$(0.04)	$0.03	$0.11	$0.16
Diluted earnings (loss) per share	$(0.04)	$0.03	$0.11	$0.15
2006:
Revenues	$496,494	$514,048	$528,468	$592,028
Gross profit	59,448	80,355	83,136	92,877
Net income (loss)	7,858	17,660	22,423	(30,458)
Basic earnings (loss) per share	$0.07	$0.15	$0.19	$(0.26)
Diluted earnings per share	$0.07	$0.14	$0.17	$(0.26)

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

	Years Ended December 31,
	2004	2005	2006
	(In thousands)

Electric power and gas network services	$1,052,352	$1,240,916	$1,422,642
Telecommunications and cable television network services	273,254	289,794	319,559
Ancillary services	300,904	327,916	388,837

	$1,626,510	$1,858,626	$2,131,038

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $22.8 million, $25.7 million and $53.6 million of its revenues from foreign operations, the majority of which was earned in Canada, during 2004, 2005 and 2006, respectively.

14.	SUBSEQUENT EVENTS:

On February 26, 2007, Quanta received notice from the IRS that it has concluded its audit of Quanta’s income tax returns for tax years 2000 through 2004. See additional discussion in Note 6.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the parameters of Item 304(b) of Regulation S-K.

ITEM 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of Quanta’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Evaluation of Internal Control over Financial Reporting

Management’s Annual Report on internal control over financial reporting can be found in Item 8 of this Annual Report under the heading “Report of Management” and is incorporated herein by reference. The report of PricewaterhouseCoopers LLC, an independent registered public accounting firm, on the financial statements, management’s assessment of the effectiveness of our internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting, can also be found in Item 8 of this Annual Report under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Design and Operation of Control Systems

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

ITEM 9B.	Other Information

On February 26, 2007, we received notice from the IRS that it has concluded its audit of our income tax returns for tax years 2000 through 2004. See additional discussion in Note 6 to our consolidated financial statements included in Item 8 hereof.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers required by Item 401 of Regulation S-K is set forth under the sections entitled “Proposal No. 1: Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2006 (2007 Proxy Statement), which sections are incorporated herein by reference.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, which section is incorporated herein by reference.

Information regarding our adoption of a code of ethics required by Item 406 of Regulation S-K is set forth under the section entitled “Corporate Governance — Code of Ethics and Business Conduct” in our 2007 Proxy Statement, which section is incorporated herein by reference.

Information regarding any changes in our director nomination procedures required by Item 407(c)(3) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Identifying and Evaluating Nominees for Director” and “Additional Information — Stockholder Proposals and Nominations of Directors for the 2008 Annual Meeting” in our 2007 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our audit committee required by Item 407(d)(4) and (d)(5) of Regulation S-K is set forth under the section entitled “Corporate Governance — Audit Committee” in our 2007 Proxy Statement, which section is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive officer and director compensation required by Item 402 of Regulation S-K is set forth under the sections entitled “Executive Compensation and Other Matters” and “Corporate Governance — Director Compensation” in our 2007 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our compensation committee required by Item 407(e)(4) and (e)(5) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Report from the Compensation Committee regarding Executive Compensation” in our 2007 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth under the section entitled “Executive Compensation and Other

Matters — Equity Compensation Plan Information” in our 2007 Proxy Statement, which section is incorporated herein by reference.

Information regarding security ownership required by Item 403 of Regulation S-K is set forth under the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons, promoters and certain control persons required by Item 404 of Regulation S-K is set forth under the section entitled “Certain Transactions” in our 2007 Proxy Statement, which section is incorporated herein by reference.

Information regarding director independence required by Item 407(a) of Regulation S-K is set forth under the section entitled “Corporate Governance — Board Independence” in our 2007 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the section entitled “Audit Fees” in our 2007 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report

(1) Financial Statements.  Reference is made to the Index to Consolidated Financial Statements on page 41 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2	—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3	—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)

Exhibit
No.			Description

4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.7		—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2006 and incorporated herein by reference)
4.8		—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)
10	.2*	—	Amendment No. 1 to 1999 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (No. 333-86375) filed August 20, 2004 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10.5		—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.6*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.7*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-3831) filed March 21, 2002 and incorporated herein by reference)
10	.8*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.9*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.10*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)

Exhibit
No.			Description

10	.11*	—	Employment Agreement dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (No. 001-13831) filed November 9, 2004 and incorporated herein by reference)
10	.12*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.13*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10	.15*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.16*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.18*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.19*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10.20		—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.21		—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.22		—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.23		—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.24		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10.25		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.26		—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10.27		—	Director Compensation Summary to be effective as of the 2005 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 7, 2004 and incorporated herein by reference)
10	.28†	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (filed herewith)
10	.29*	—	2006 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (No. 001-13831) filed May 9, 2006 and incorporated herein by reference)
10	.30*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements
†	Filed or furnished with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 27, 2007.

QUANTA SERVICES, INC.

By:	/s/ JOHN R. COLSON
John R. Colson
Chief Executive Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Colson and James H. Haddox, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on February 27, 2007.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President, Controller and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ RALPH R. DISIBIO Ralph R. DiSibio	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

Signature	Title

/s/ BRUCE RANCK Bruce Ranck	Director

/s/ GARY A. TUCCI Gary A. Tucci	Director

/s/ JOHN R. WILSON John R. Wilson	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.7		—	Indenture, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
4.8		—	Registration Rights Agreement, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)
10	.2*	—	Amendment No. 1 to 1999 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (No. 333-86375) filed August 20, 2004 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10.5		—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.6*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10	.7*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.3 to the Company’s Form 8-K (No. 001-3831) filed March 21, 2002 and incorporated herein by reference)
10	.8*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Nicholas M. Grindstaff (previously filed as Exhibit 10.6 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.9*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.8 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.10*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.9 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.11*	—	Employment Agreement dated as of March 13, 2002, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (No. 001-13831) filed November 9, 2004 and incorporated herein by reference)
10	.12*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and Gary A. Tucci (previously filed as Exhibit 10.13 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.13*	—	Employment Agreement, dated March 13, 2002, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.14 to the Company’s Form 8-K (No. 001-13831) filed March 21, 2002 and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of March 13, 2002, by and between Quanta Services, Inc. and James F. O’Neil, III (previously filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (No. 001-13831) filed August 14, 2002 and incorporated herein by reference)
10	.15*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.16*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.18*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.19*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10.20		—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.21		—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.22		—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)

Exhibit
No.			Description

10.23		—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.24		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.25		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.26		—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10.27		—	Director Compensation Summary to be effective as of the 2005 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 7, 2004 and incorporated herein by reference)
10	.28†	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (filed herewith)
10	.29*	—	2006 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (No. 001-13831) filed May 9, 2006 and incorporated herein by reference)
10	.30*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements
†	Filed or furnished with this Annual Report on Form 10-K