Form 10-Q
period 2007-03-31
QUANTA SERVICES INC
filed 2007-05-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

118,733,232 shares of Common Stock were outstanding as of April 24, 2007. As of the same date, 780,171 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4.	Controls and Procedures	30
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 6.	Exhibits	34
	Signature	35
2007 Incentive Bonus Plan
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO and CFO Pursuant to Section 1350

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	March 31,
	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents	$383,687	$406,432
Accounts receivable, net of allowances of $5,419 and $5,298, respectively	507,761	467,209
Costs and estimated earnings in excess of billings on uncompleted contracts	36,113	40,693
Inventories	28,768	25,433
Prepaid expenses and other current assets	34,300	31,222

Total current assets	990,629	970,989
Property and equipment, net	276,789	292,632
Accounts and notes receivable, net of allowances of $42,953, respectively	7,815	7,322
Other assets, net	32,642	33,232
Other intangible assets, net	787	6,281
Goodwill	330,495	352,310

Total assets	$1,639,157	$1,662,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$34,845	$33,468
Accounts payable and accrued expenses	270,897	239,962
Billings in excess of costs and estimated earnings on uncompleted contracts	28,714	23,460

Total current liabilities	334,456	296,890
Convertible subordinated notes	413,750	413,750
Deferred income taxes and other non-current liabilities	161,868	176,690

Total liabilities	910,074	887,330

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 119,605,047 and 120,867,698 shares issued and 117,618,130 and 118,697,524 shares outstanding, respectively	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 915,805 and 795,223 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,103,332	1,121,166
Accumulated deficit	(351,639)	(318,964)
Treasury stock, 1,986,917 and 2,170,174 common shares, at cost	(22,610)	(26,766)

Total stockholders’ equity	729,083	775,436

Total liabilities and stockholders’ equity	$1,639,157	$1,662,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007

Revenues	$496,494	$574,880
Cost of services (including depreciation)	437,046	496,474

Gross profit	59,448	78,406
Selling, general and administrative expenses	42,184	49,232
Amortization of intangible assets	91	772

Income from operations	17,173	28,402
Interest expense	(5,884)	(5,552)
Interest income	2,979	4,298
Other income (expense), net	148	29

Income before income tax provision (benefit)	14,416	27,177
Provision (benefit) for income taxes	6,558	(4,027)

Net income	$7,858	$31,204

Earnings per share:
Basic	$0.07	$0.26

Diluted	$0.07	$0.23

Shares used in computing earnings per share:
Basic	116,525	118,030

Diluted	117,058	149,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007

Cash Flows from Operating Activities:
Net income	$7,858	$31,204
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	12,680	13,119
Amortization of debt issuance costs	914	675
Loss (gain) on sale of property and equipment	(463)	324
Provision for doubtful accounts	98	401
Deferred income tax provision (benefit)	1,903	(56)
Non-cash stock-based compensation	1,449	1,849
Tax impact of stock-based equity awards	(4,358)	(2,062)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(16,303)	45,273
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,972)	(4,326)
Inventories	(2,423)	3,335
Prepaid expenses and other current assets	59	2,520
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(3,851)	(21,494)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,278	(5,610)
Other, net	(1,311)	(1,103)

Net cash provided by (used in) operating activities	(9,442)	64,049

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,606	855
Additions of property and equipment	(13,591)	(25,394)
Cash paid for acquisition, net of cash acquired	—	(17,736)
Purchases of short-term investments	(60,515)	(309,055)
Proceeds from the sale of short-term investments	—	309,055

Net cash used in investing activities	(72,500)	(42,275)

Cash Flows from Financing Activities:
Payments under credit facility	(3,000)	—
Proceeds from other long-term debt	1,478	4,497
Payments on other long-term debt	(1,530)	(6,065)
Tax impact of stock-based equity awards	4,358	2,062
Exercise of stock options	617	477

Net cash provided by financing activities	1,923	971

Net increase (decrease) in cash and cash equivalents	(80,019)	22,745
Cash and cash equivalents, beginning of period	304,267	383,687

Cash and cash equivalents, end of period	$224,248	$406,432

Supplemental disclosure of cash flow information
Cash (paid) received during the period for —
Interest paid	$(3,662)	$(833)
Income taxes paid	$(1,247)	$(10,823)
Income tax refunds	$105	$121

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on February 28, 2007.

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

Short-Term Investments

Quanta held no short-term investments as of December 31, 2006 or March 31, 2007; however during the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which are classified as short-term investments available for sale when held. The income from VRDNs is tax exempt to Quanta.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2007, Quanta had allowances for doubtful accounts of approximately $48.3 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

Included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. The final collection of amounts owed Quanta are subject to further legal proceedings. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. Also included in accounts and notes receivable as of March 31, 2007 are $1.9 million in retainage balances with settlement dates beyond the next twelve months.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain statutory lien rights with respect to services provided. No customer accounted for more than 10% of accounts receivable as of December 31, 2006 and March 31, 2007 or revenues for the three months ended March 31, 2006 and March 31, 2007.

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

During the quarter ended March 31, 2007, Quanta recorded approximately $6.2 million in other intangible assets associated with an acquisition closed during the first quarter of 2007. Quanta amortizes intangible assets, consisting of backlog, customer relationships and non-compete agreements associated with acquired businesses, as these assets are utilized or on a straight line basis over the life of these assets, as appropriate.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Quanta regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Quanta considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from these estimates, Quanta may not realize deferred tax assets to the extent estimated.

Quanta adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, Quanta recognized a $1.5 million decrease in the reserve for uncertain tax positions, which was accounted for as an adjustment to the accumulated deficit as of January 1, 2007. Including the cumulative effect of $1.5 million, the total amount of unrecognized tax benefits as of the date of adoption was $72.5 million. Of this total, $60.6 million, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. Also as of January 1, 2007, Quanta has accrued $14.0 million of interest and penalties relating to unrecognized tax benefits. Quanta’s continuing practice is to recognize within the provision for income taxes any interest and/or penalties related to income tax matters.

In the first quarter of 2007, Quanta recorded a decrease in the total amount of unrecognized tax benefits of $9.2 million, including a $11.5 million decrease in unrecognized tax benefits due to the completion of Internal Revenue Service (IRS) audits for tax years 2000 to 2004 partially offset by a $2.3 million increase in unrecognized tax benefits as a result of tax positions expected to be taken in the current year. The total amount of unrecognized tax benefits as of March 31, 2007 was $63.3 million. Quanta believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by an additional $22.8 million to $33.9 million due to the expiration of certain statutes of limitations. Also in the first quarter of 2007, primarily due to the completion of the IRS audits, Quanta recorded a reduction in interest expense and other deferred tax items of $3.8 million within the provision for income taxes.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2000 through 2006 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction under FIN No. 48.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. Quanta is currently evaluating the impact of this statement, if any, on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Quanta is currently evaluating the impact of this statement, if any, on its consolidated financial position, results of operations or cash flows.

2.	PENDING MERGER WITH INFRASOURCE SERVICES, INC.

On March 18, 2007, Quanta entered into a definitive agreement to acquire, through a merger transaction (the Merger), InfraSource Services, Inc. (InfraSource). InfraSource is a leading specialty contractor servicing electric, natural gas and telecommunications infrastructure in the United States. InfraSource’s services include design, engineering, procurement, construction, testing and maintenance services for electric, natural gas and telecommunications infrastructure. Pursuant to the merger agreement, Quanta will issue to InfraSource’s stockholders 1.223 shares of Quanta common stock for each share of InfraSource common stock. The board of directors of Quanta and InfraSource have each unanimously approved the transaction. The Merger is subject to various customary closing conditions, including approval of the Merger by both Quanta and InfraSource stockholders and by regulatory agencies. Quanta’s management will continue in their current positions following the completion of the Merger, which is expected to occur during the third quarter of 2007.

Under the terms of the merger agreement, Quanta will issue approximately 50.3 million shares of common stock to holders of InfraSource’s common stock (based on the number of outstanding shares of InfraSource on April 13, 2007 and assuming the exercise of all outstanding options to purchase shares of InfraSource common stock). Concurrent with the closing of the Merger, Quanta expects to repay all of InfraSource’s outstanding borrowings under its credit agreement to the extent InfraSource does not have sufficient funds to pay such amount. The amount outstanding under InfraSource’s credit agreement, as of March 31, 2007 was approximately $50.0 million.

The accompanying Consolidated Financial Statements do not reflect any adjustments or disclosures that may be required upon consummation of the Merger.

3.	STOCK-BASED COMPENSATION:

Pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan), Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued pursuant to the 2001 Plan are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. During the three months ended March 31, 2006 and 2007, Quanta granted approximately 0.6 million and 0.4 million shares of restricted stock with a weighted average grant date price of $13.73 and $25.43. During the three months ended March 31, 2006 and 2007, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $1.4 million and $1.8 million, and a related income tax benefit of $0.6 million and $0.7 million. During the three months ended March 31, 2006 and 2007, the actual tax benefit realized for the tax deductions from vested restricted stock totaled approximately $4.0 million and $1.7 million. The actual tax benefit realized for the tax deductions from options exercised totaled approximately $0.2 million and $0.4 million for the three months ended March 31, 2006 and 2007. Additionally, the actual tax benefit related to the Employee Stock Purchase Plan, which was terminated in 2005, was $0.1 million for the three months ended March 31, 2006.

4.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings per share for the three months ended March 31, 2006 and 2007 is illustrated below (in thousands):

	Three Months Ended
	March 31,
	2006	2007

NET INCOME:
Net income	$7,858	$31,204
Effect of convertible subordinated notes under the “if converted” method — interest expense addback, net of taxes	—	3,199

Net income for diluted earnings per share	$7,858	$34,403

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	116,525	118,030
Effect of dilutive stock options and restricted stock	533	926
Effect of convertible subordinated notes under the “if converted” method — weighted convertible shares issuable	—	30,652

Weighted average shares outstanding for diluted earnings per share	117,058	149,608

For the three months ended March 31, 2006 and 2007, stock options for approximately 0.2 million and 0.1 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2006, the effect of assuming conversion of all the convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2007, the effect of assuming conversion of the 4.0% convertible subordinated notes would be antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

5.	BUSINESS COMBINATIONS

In January 2007, Quanta acquired a foundation drilling company for a purchase price of $33.2 million, consisting of $20.0 million in cash and 693,784 shares of Quanta common stock valued at $13.2 million at the date of acquisition. The acquisition allows Quanta to have in-house capabilities to construct drilled pier foundations for electric transmission towers and wireless telecommunication towers. The estimated fair value of the tangible assets was $11.1 million and consisted of current assets of $7.1 million and property and equipment of $4.0 million. Net tangible assets acquired were $5.2 million after considering liabilities of $5.9 million. The excess of the purchase price over net tangible assets acquired was recorded as $21.8 million of goodwill and $6.2 million of intangible assets consisting of customer relationships, backlog and a non-compete agreement.

6.	DEBT:

Credit Facility

As of March 31, 2007, Quanta had a credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). Subject to the conditions specified in the credit facility, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of March 31, 2007, Quanta had approximately $140.2 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $159.8 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of March 31, 2007, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its surety and all of its other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

Prior to consummating the Merger, Quanta intends to amend the credit facility to, among other things, permit the consummation of the Merger, including an exception to the requirement to pledge certain regulated assets and interests that Quanta will acquire in the Merger that Quanta will not be able to pledge prior to the receipt of certain government approvals.

4.0% Convertible Subordinated Notes

As of March 31, 2007, Quanta had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes) outstanding, which was classified as a current obligation as these 4.0% Notes will mature on July 1, 2007. The 4.0% Notes are convertible into shares of Quanta’s common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered by Quanta in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. Quanta has the option to

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which Quanta issued the 4.0% Notes, holders of the 4.0% Notes may require Quanta to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes

As of March 31, 2007, Quanta had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each quarter of 2006, and in the first quarter of 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder, although no holders exercised their right to convert. The notes are presently convertible at the option of each holder, and the conversion period will expire on June 30, 2007, but may resume upon the satisfaction of the market condition or other conditions in future periods.

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

3.75% Convertible Subordinated Notes

As of March 31, 2007, Quanta had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The 3.75% Notes are not currently convertible. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

7.	STOCKHOLDERS’ EQUITY:

Treasury Stock

Pursuant to the 2001 Plan, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first quarter of 2007, Quanta withheld 183,257 shares of Quanta common stock with a total market value of $4.2 million to satisfy the tax withholding obligations, and these shares were accounted for as treasury stock.

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
(Unaudited)

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

	Three Months Ended
	March 31,
	2006	2007

Electric power and gas network services	$329,685	$403,170
Telecommunications and cable television network services	68,601	78,501
Ancillary services	98,208	93,209

	$496,494	$574,880

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $18.7 million and $15.7 million of its revenues from foreign operations, the majority of which was earned in Canada, during the three months ended March 31, 2006 and 2007.

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

Self-Insurance

As of March 31, 2007, Quanta was insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers compensation claims, subject to a deductible of $2.0 million per occurrence. Quanta is also subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2006 and March 31, 2007, the gross amount accrued for self-insurance claims totaled $117.2 million and $120.8 million, with $73.4 million and $79.6 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2006 and March 31, 2007 were $10.7 million and $8.6 million, of which $5.0 million and $1.3 million are included in prepaid expenses and other current assets and $5.7 million and $7.3 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $5.5 million, and Quanta has recorded a receivable and

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

corresponding liability for such amount as of March 31, 2007. However, Quanta’s estimate of the potential range of these future claim amounts is between $2.1 million and $7.3 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of March 31, 2007, the total amount of outstanding performance bonds was approximately $579.8 million and the estimated cost to complete these bonded projects was approximately $133.1 million.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2007 (in thousands):

Operating
Leases

Year Ending December 31 —
2007	$25,668
2008	27,481
2009	22,535
2010	18,758
2011	15,471
Thereafter	14,284

Total minimum lease payments	$124,197

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2007, the maximum guaranteed residual value was approximately $118.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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
(Unaudited)

Collective Bargaining Agreements

Certain of Quanta’s subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2007, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on February 28, 2007 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the three months ended March 31, 2007 of approximately $574.9 million, of which 70% was attributable to electric power and gas customers, 14% to telecommunications and cable television customers and 16% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

Pending Merger with InfraSource Services, Inc.

On March 18, 2007, we entered into a definitive agreement to acquire, through a merger transaction (the Merger), InfraSource Services, Inc. (InfraSource). Pursuant to the merger agreement, we will issue to InfraSource’s stockholders 1.223 shares of our common stock for each share of InfraSource common stock, or approximately 50.3 million shares in the aggregate (based on the number of outstanding shares of InfraSource common stock on April 13, 2007 and assuming the exercise of all outstanding options to purchase shares of InfraSource common stock). In the merger agreement, we and InfraSource have made customary representations, warranties an covenants, including, among others, covenants (a) to conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the merger agreement and the consummation of the Merger, (b) not to engage in certain transactions during such period and (c) that, subject to certain exceptions and conditions, the boards of directors of Quanta and InfraSource will each recommend that their respective stockholders approve the Merger. The board of directors of Quanta and InfraSource have each unanimously approved the transaction. The Merger is subject to various customary closing conditions, including approval of the Merger by both our and InfraSource’s stockholders and by regulatory agencies. The Merger is expected to be completed during the third quarter of 2007; however, we cannot guarantee when or if the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the merger agreement.

InfraSource is a leading specialty contractor servicing electric, natural gas and telecommunications infrastructure in the United States. InfraSource’s services include design, engineering, procurement, construction, testing and maintenance services for electric, natural gas and telecommunications infrastructure. InfraSource was formed in 2003 as a Delaware corporation, and it operates in two business segments. The Infrastructure Construction Services (ICS) segment provides design, engineering, procurement, construction, testing, maintenance and repair services for utility infrastructure. ICS customers include electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses. The Telecommunication Services (TS) segment leases point-to-point telecommunications infrastructure in select markets and provides design, procurement, construction and maintenance services for telecommunications infrastructure. TS customers include communication service providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The companies in the TS segment are regulated as public telecommunication utilities in various states. InfraSource operates in multiple service territories throughout the United States but does not have significant operations or assets outside the United States.

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

Subcontract Work.  Work that is subcontracted to other service providers generally has lower gross margins. An increase in subcontract work in a given period may contribute to a decrease in gross margin. We typically subcontract approximately 10% to 15% of our work to other service providers.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of March 31, 2007, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of $2.0 million per occurrence for automobile liability and workers’ compensation insurance. We are subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three months indicated (dollars in thousands):

	Three Months Ended March 31,
	2006		2007

Revenues	$496,494	100.0%	$574,880	100.0%
Cost of services (including depreciation)	437,046	88.0	496,474	86.4

Gross profit	59,448	12.0	78,406	13.6
Selling, general and administrative expenses	42,184	8.5	49,232	8.6
Amortization of intangible assets	91	—	772	0.1

Income from operations	17,173	3.5	28,402	4.9
Interest expense	(5,884)	(1.2)	(5,552)	(1.0)
Interest income	2,979	0.6	4,298	0.8
Other income (expense), net	148	—	29	—

Income before income taxes	14,416	2.9	27,177	4.7
Provision (benefit) for income taxes	6,558	1.3	(4,027)	(0.7)

Net income	$7,858	1.6%	$31,204	5.4%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues.  Revenues increased $78.4 million, or 15.8%, to $574.9 million for the three months ended March 31, 2007, with revenues derived from the electric power and gas network services industry increasing by approximately $73.5 million and revenues from telecommunications and cable television network services industry increasing by approximately $9.9 million. These increases in revenues are a result of a higher volume of emergency restoration services coupled with an increased number and size of projects as a result of larger capital budgets for our customers, as well as improved pricing. Revenues derived from the ancillary services customers decreased by approximately $5.0 million primarily due to the timing of projects.

Gross profit.  Gross profit increased $19.0 million, or 31.9%, to $78.4 million for the three months ended March 31, 2007. As a percentage of revenues, gross margin increased from 12.0% for the three months ended March 31, 2006 to 13.6% for the three months ended March 31, 2007. This increase in gross margin resulted primarily from a higher volume of higher margin emergency restoration services and better fixed costs absorption as a result of higher revenues, as well as improved pricing.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $7.0 million or 16.7% to $49.2 million for the three months ended March 31, 2007. As a percentage of revenues, selling, general and administrative expenses increased from 8.5% to 8.6%. The $7.0 million increase was primarily due to $4.0 million in increased salaries and benefits costs associated with additional personnel, salary increases and higher performance bonuses. In addition, during the first quarter of 2006 we recorded $0.5 million in net gains on sales of property compared to net losses on sales of property of $0.3 million during the first quarter of 2007.

Amortization of intangible assets.  Amortization of intangible assets increased $0.7 million to $0.8 million for the three months ended March 31, 2007. This increase is due to the amortization of intangible assets associated with an acquisition completed during the first quarter of 2007.

Interest expense.  Interest expense for the three months ended March 31, 2007 decreased $0.3 million as compared to the three months ended March 31, 2006, primarily due to a lower interest rate associated with our 3.75% convertible subordinated notes that were issued in the second quarter of 2006, the proceeds of which were used to repurchase a substantial portion of our 4.0% convertible subordinated notes during the second quarter of 2006.

Interest income.  Interest income was $4.3 million for the quarter ended March 31, 2007, compared to $3.0 million for the quarter ended March 31, 2006. The increase is primarily due to higher interest rates and a higher average cash balance for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Provision (benefit) for income taxes.  During the three months ended March 31, 2007, Quanta recorded $15.3 million in tax benefits primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit. Excluding this discrete period benefit, the provision for income taxes was $11.3 million for the three months ended March 31, 2007, with an effective tax rate of 41.6%, compared to a provision of $6.6 million for the three months ended March 31, 2006, with an effective tax rate of 45.5%. The lower estimated annual effective tax rate for 2007 results from higher projected income for 2007 as compared to projected income for 2006, reducing the impact of estimated non-deductible items.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $406.4 million as of March 31, 2007, our credit facility, short term investments, if any, and our future cash flow from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. Additionally, concurrent with the closing of the pending Merger, we expect to use cash on hand to repay all of InfraSource’s outstanding borrowings under its credit agreement to the extent InfraSource does not have sufficient funds to pay such amount. The amount outstanding at March 31, 2007 was approximately $50.0 million. We also expect to use cash on hand to repay the $33.3 million outstanding principal balance of our 4.0% convertible subordinated notes due on July 1, 2007. We believe that we have adequate cash and availability under our credit facility to meet all such needs.

Sources and Uses of Cash

As of March 31, 2007, we had cash and cash equivalents of $406.4 million, working capital of $674.1 million and long-term debt of $413.8 million, net of current maturities. We also had $140.2 million of letters of credit outstanding under our credit facility.

During the three months ended March 31, 2007, operating activities provided net cash to us of $64.0 million. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. We used net cash in investing activities of $42.3 million, including $25.4 million used for capital expenditures, coupled with $17.7 million in net cash outlays for an acquisition closed during the first quarter of 2007, offset by $0.8 million of proceeds from the sale of equipment. Financing activities provided net cash flow of $1.0 million, resulting primarily from a $2.1 million tax benefit from stock-based equity awards and $0.5 million received from the exercise of stock options, offset by $1.6 million in net repayments of other debt.

Debt Instruments

Credit Facility

As of March 31, 2007, we had a credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). Subject to the conditions specified in the credit facility, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of March 31, 2007, we had approximately $140.2 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $159.8 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of March 31, 2007, we were in compliance with all of our covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our surety and all of our other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

Prior to consummating the Merger, we intend to amend the credit facility to, among other things, permit the consummation of the Merger, including an exception to the requirement to pledge certain regulated assets and interests that we will acquire in the Merger that we will not be able to pledge prior to the receipt of certain government approvals.

4.0% Convertible Subordinated Notes

As of March 31, 2007, we had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes due on July 1, 2007 (4.0% Notes) outstanding, which was classified as a current obligation as these 4.0% Notes will mature July 1, 2007. The 4.0% Notes are convertible into shares of our common stock at a price of $54.53 per share, subject to adjustment as a result of certain events. The sale of the notes and the shares issuable upon conversion thereof was registered in a registration statement filed with the SEC. The 4.0% Notes require semi-annual interest payments on July 1 and December 31 until the notes mature on July 1, 2007. We have the option to redeem some or all of the 4.0% Notes at specified redemption prices, together with accrued and unpaid interest. If certain fundamental changes occur, as described in the indenture under which we issued the 4.0% Notes, holders of the 4.0% Notes may require us to purchase all or part of the notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

4.5% Convertible Subordinated Notes

As of March 31, 2007, we had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023(4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each quarter of 2006 and in the first quarter of 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder, although no holders exercised their right to convert. The notes are presently convertible at the option of each holder, and the conversion period will expire on June 30, 2007, but may resume upon the satisfaction of the market condition or other conditions in future periods.

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

3.75% Convertible Subordinated Notes

As of March 31, 2007, we had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon our calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The 3.75% Notes are not currently convertible. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2007, the maximum guaranteed residual value was approximately $118.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2007, we had $140.2 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2007 and 2008. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2007, an aggregate of approximately $579.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $133.1 million as of March 31, 2007.

Contractual Obligations

As of March 31, 2007, our future contractual obligations are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt — principal	$447,218	$33,468	$270,000	$—	$—	$—	$143,750
Long-term debt — interest	33,586	10,450	5,391	5,391	5,391	5,391	1,572
Operating lease obligations	124,197	25,668	27,481	22,535	18,758	15,471	14,284

Total	$605,001	$69,586	$302,872	$27,926	$24,149	$20,862	$159,606

As of March 31, 2007, we had no borrowings under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance. As of March 31, 2007, the total unrecognized tax benefit related to uncertain tax positions was $63.3 million. We estimate that $0.1 million of this will be paid within the next twelve months. We also believe that it is reasonably possible that within the next twelve months the total unrecognized tax benefits will decrease by $22.8 million to $33.9 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Concentration of Credit Risk

We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of March 31, 2007 or revenues for the three months ended March 31, 2007.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. We are currently evaluating the impact of this statement, if any, on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement, if any, on our consolidated financial position, results of operations or cash flows.

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

Self-Insurance.  We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2.0 million per occurrence. We are also subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have a non-union employee health care benefit plan that is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $5.5 million; however, our estimate of the potential range of these future claim amounts is between $2.1 million and $7.3 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions that we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

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

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts.  We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Certain of our customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties in the past. Should any major customers experience difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, as interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

We also anticipate increased spending as a result of the Energy Policy Act of 2005 (the Energy Act), which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems. While we believe the Energy Act is likely to continue to stimulate spending by our customers, we do not expect to begin to realize substantial benefits of this spending for several more quarters.

Several industry and market trends are prompting customers in the electric power industry to seek outsourcing partners, such as Quanta. These trends include an aging workforce, increased spending, increasing costs such as salaries and benefits, and labor issues.

There are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that provide us with pockets of opportunity, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives are underway by Verizon and AT&T, and municipalities and other government jurisdictions have also become active in these initiatives. We anticipate increased spending by wireless telecommunications customers on their networks, as the impact of mergers within the wireless industry has begun to lessen. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of next generation technology.

Spending in the cable television industry remains depressed. However, with several telecommunications companies increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers, such initiatives could serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers. As a result of the sale of substantially all of the assets of Adelphia Communications Corporation and its affiliated companies (Adelphia) to Time Warner Cable and Comcast Corporation, we have begun to see increased spending by Time Warner Cable and Comcast Corporation as they integrate the systems acquired from Adelphia.

We continue to evaluate potential strategic acquisitions of companies to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. On March 18, 2007, we entered into the Merger Agreement with InfraSource, pursuant to which InfraSource would become a wholly owned subsidiary upon closing of the Merger, subject to the satisfaction of various closing conditions. We expect the proposed transaction to enhance our resources and expand our service portfolio through InfraSource’s complementary businesses, strategic geographic footprint and skilled workforce. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.

With the stabilization of several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the integration of InfraSource operations and any other future acquisitions, could result in future charges related to, among other things, severance, facilities shutdown and consolidation, property disposal and other exit costs.

Capital expenditures in 2007 are expected to be approximately $60.0 million, without giving effect to the pending Merger with InfraSource. A majority of the expenditures will be for operating equipment. We expect expenditures for 2007 to be funded substantially through internal cash flows or to the extent necessary, from cash on hand.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the pending acquisition of InfraSource;

•	Expectations regarding our business outlook and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including:

•	Quarterly variations in our operating results;

•	Adverse changes in economic conditions and trends in the markets served by us or by our customers;

•	Our ability to effectively compete for new projects;

•	Our ability to generate internal growth;

•	Our ability to consummate the Merger with InfraSource and the timing thereof, including difficulties and delays in obtaining stockholder and regulatory approvals and other difficulties in satisfying other closing conditions set forth in the Merger Agreement;

•	Potential failure of the Energy Policy Act of 2005 to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions, including the pending acquisition of InfraSource;

•	Estimates and assumptions in determining our financial results;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Realization of certain unrecognized tax benefits;

•	The adverse impact of goodwill impairments;

•	Our ability to effectively integrate the operations of businesses we acquire, including InfraSource;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to attract skilled labor and the potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets;

•	Requirements relating to governmental regulation and changes there to;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	The potential conversion of our outstanding 4.5% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2006. Our primary exposure to market risk relates to unfavorable changes in interest rates and changes in equity investment prices.

As of December 31, 2006, the fair value of our fixed-rate debt of $447.0 million aggregate principal amount was approximately $692.2 million based upon current market prices and, as of March 31, 2007, the fair value of our fixed-rate debt of $447.0 million aggregate principal amount was approximately $830.3 million based upon current market prices.

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

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Except as provided below, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Annual Report). An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2006 Annual Report as well as the risk factors below. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Failure to complete the Merger with InfraSource could negatively impact the stock price and our future business and financial results.

Completion of the Merger with InfraSource is not assured and is subject to risks, including the risks that approval of the transaction by stockholders of both Quanta and InfraSource or by regulatory agencies is not obtained or that certain other closing conditions are not satisfied. If the merger is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•	having to pay certain significant costs relating to the Merger without receiving the benefits of the Merger;

•	the attention of our management will have been diverted to the Merger instead of on our operations and pursuit of other opportunities that may have been beneficial to us; and

•	resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace.

We will incur substantial transaction and Merger-related costs in connection with the Merger and our stockholders will be diluted by the Merger.

We expect to incur a number of non-recurring transaction and Merger-related costs associated with completing the Merger with InfraSource, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in the integration of the businesses of Quanta and InfraSource. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses will offset the incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Merger will dilute the ownership of our current stockholders who are expected to hold approximately 75% of the combined company’s common stock on a fully diluted basis immediately following completion of the Merger.

In certain circumstances, the merger agreement pursuant to which we will acquire InfraSource requires payment of a termination fee of $43 million by us to InfraSource.

Under the merger agreement, we may be required to pay InfraSource a termination fee of $43 million if the merger agreement is terminated under certain circumstances. Should the merger agreement be terminated in circumstances under which such a termination fee is payable by us, the payment of this fee could have material and adverse consequences to our financial condition and operations.

If the Merger with InfraSource is completed, we will be subject to additional risks.

The success of the Merger will depend, in part, on our ability to realize the synergies and other benefits from acquiring InfraSource. To realize these synergies and benefits, however, we must successfully integrate the operations and personnel of InfraSource into our business. If the integration process is unsuccessful, the anticipated benefits of the Merger may not be realized fully or at all or may take longer or cost more to realize than expected. Because we and InfraSource have operated as independent companies and will continue to do so during the pendency of the Merger, it is possible that the integration process will result in the loss of valuable employees, the disruption of both Quanta’s and InfraSource’s businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements and that the combined company’s results of operations could be adversely affected by any issues attributable to either company’s operations that arise prior to the closing of the Merger. Further, the size of the Merger may make integration difficult, expensive and disruptive, adversely affecting our revenues and earnings.

After the Merger, we may be affected to a greater extent by the skilled labor shortages of certain types of qualified personnel, including engineers, project managers, field supervisors and linemen, that both Quanta and InfraSource have from time-to-time experienced. These shortages have also negatively impacted, and may continue to negatively impact, the productivity and profitability of certain projects. Our inability to bid on new and attractive projects, or maintain productivity and profitability on existing projects, due to the limited supply of skilled workers, may negatively affect our profitability and results of operation.

We will also be acquiring InfraSource’s dark fiber business, which is subject to regulations of the Federal Communications Commission (the FCC) and of various state regulatory agencies. Changes in federal or state regulations could reduce the profitability of InfraSource’s telecommunications business, and InfraSource could be subject to fines if the FCC or a state regulatory agency were to determine that any of its activities or positions is not in compliance with certain regulations. If InfraSource’s profitability in the telecommunications business were to decline, or if InfraSource were to become subject to fines, our profitability could also be adversely affected.

In connection with the Merger, we expect to record approximately $978.5 million in goodwill based on the application of purchase accounting and estimated as of December 31, 2006. Statement of Financial Accounting Standards (SFAS) No. 142 requires that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and that intangible assets that have finite useful lives continue to be amortized over their useful lives. Any future impairments of the goodwill recognized in connection with the Merger would negatively impact Quanta’s results of operations for the period in which the impairment is recognized.

InfraSource, certain of its officers and directors and various other parties are defendants in pending litigation, which if not favorably resolved, could adversely affect us following the completion of the Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

Between January 1, 2007 and March 31, 2007, Quanta completed one acquisition in which some of the consideration was unregistered securities of Quanta. The aggregate consideration paid in this transaction was $20.0 million in cash and 693,784 shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

All securities listed on the following table were shares of common stock. Quanta relied on Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the basis for exemption from registration. For all issuances, the purchasers were “accredited investors” as defined in Rule 501 of the Securities Act. All issuances were to the owners of businesses acquired in privately negotiated transactions, and not pursuant to public solicitations.

Period	Number of Shares		Purchaser	Consideration

January 1, 2007 — January 31, 2007	658,776	(i)	Stockholders of	Sale of
			acquired	acquired
			company	company

(i)	Does not include 35,008 shares of Quanta common stock issued on April 23, 2007 in connection with a post-closing purchase price adjustment in connection with the acquisition.

The following table contains information about our purchases of equity securities during the three months ended March 31, 2007:

Issuer Purchases of Equity Securities

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

March 1, 2007 — March 31, 2007	183,257	(i)	$22.68	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Plan.

Item 6.	Exhibits.

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2007 Incentive Bonus Plan (filed herewith)
10	.2+	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.3+	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+  Management contracts or compensatory plans or arrangements

*  Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer
Dated: May 9, 2007

INDEX TO EXHIBITS

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2007 Incentive Bonus Plan (filed herewith)
10	.2+	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.3+	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+  Management contracts or compensatory plans or arrangements

*  Filed or furnished herewith