Form 10-Q
period 2007-06-30
QUANTA SERVICES INC
filed 2007-08-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

119,176,424 shares of common stock were outstanding as of August 7, 2007. As of the same date, 760,171 shares of limited vote common stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	June 30,
	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents	$383,687	$405,792
Accounts receivable, net of allowances of $5,419 and $4,277	507,761	474,171
Costs and estimated earnings in excess of billings on uncompleted contracts	36,113	49,788
Inventories	28,768	23,394
Prepaid expenses and other current assets	34,300	33,860

Total current assets	990,629	987,005
Property and equipment, net of accumulated depreciation of $296,903 and $308,221	276,789	293,713
Accounts and notes receivable, net of allowances of $42,953, respectively	7,815	6,376
Other assets, net	31,981	33,821
Other intangible assets, net of accumulated amortization of $2,156 and $3,620	1,448	7,808
Goodwill	330,495	353,707

Total assets	$1,639,157	$1,682,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$34,845	$33,380
Accounts payable and accrued expenses	270,897	220,339
Billings in excess of costs and estimated earnings on uncompleted contracts	28,714	24,485

Total current liabilities	334,456	278,204
Convertible subordinated notes	413,750	413,750
Deferred income taxes and other non-current liabilities	161,868	181,665

Total liabilities	910,074	873,619

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $.00001 par value, 300,000,000 shares authorized, 119,605,047 and 121,323,104 shares issued and 117,618,130 and 119,147,044 shares outstanding	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 915,805 and 760,171 shares issued and outstanding	—	—
Additional paid-in capital	1,103,332	1,132,846
Accumulated deficit	(351,639)	(297,098)
Treasury stock, 1,986,917 and 2,176,060 common shares, at cost	(22,610)	(26,937)

Total stockholders’ equity	729,083	808,811

Total liabilities and stockholders’ equity	$1,639,157	$1,682,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues	$514,048	$557,600	$1,010,542	$1,132,480
Cost of services (including depreciation)	433,693	471,931	870,739	968,405

Gross profit	80,355	85,669	139,803	164,075
Selling, general and administrative expenses	46,550	47,310	88,734	96,542
Amortization of intangible assets	90	692	181	1,464

Income from operations	33,715	37,667	50,888	66,069
Interest expense	(9,794)	(5,544)	(15,678)	(11,096)
Interest income	3,036	5,654	6,015	9,952
Gain on early extinguishment of debt, net	1,598	—	1,598	—
Other income (expense), net	180	82	328	111

Income before income tax provision	28,735	37,859	43,151	65,036
Provision for income taxes	11,075	15,993	17,633	11,966

Net income	$17,660	$21,866	$25,518	$53,070

Earnings per share:
Basic	$0.15	$0.18	$0.22	$0.45

Diluted	$0.14	$0.17	$0.21	$0.40

Shares used in computing earnings per share:
Basic	117,152	118,578	116,840	118,306

Diluted	142,014	149,964	141,827	149,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Cash Flows from Operating Activities:
Net income	$17,660	$21,866	$25,518	$53,070
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	12,886	13,214	25,566	26,333
Amortization of debt issuance costs	4,253	675	5,167	1,350
Loss (gain) on sale of property and equipment	(124)	(93)	(587)	231
Gain on early extinguishment of debt	(2,088)	—	(2,088)	—
Provision for doubtful accounts	757	(28)	855	373
Deferred income tax provision (benefit)	(1,877)	1,543	26	1,487
Non-cash stock-based compensation	1,568	1,771	3,017	3,620
Tax impact of stock-based equity awards	(285)	(3,525)	(4,643)	(5,587)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	2,021	(5,589)	(14,282)	39,684
Costs and estimated earnings in excess of billings on uncompleted contracts	1,770	(8,680)	(7,202)	(13,006)
Inventories	614	2,039	(1,809)	5,374
Prepaid expenses and other current assets	1,170	(2,743)	1,229	(223)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	144	(12,810)	(3,707)	(34,304)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,098	897	4,376	(4,713)
Other, net	2,362	(108)	1,051	(1,211)

Net cash provided by operating activities	41,929	8,429	32,487	72,478

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	3,016	3,419	4,622	4,274
Additions of property and equipment	(15,716)	(16,671)	(29,307)	(42,065)
Cash paid for acquisition, net of cash acquired	—	(1,998)	—	(19,734)
Purchases of short-term investments	(233,525)	—	(294,040)	(309,055)
Proceeds from the sale of short-term investments	21,875	—	21,875	309,055

Net cash used in investing activities	(224,350)	(15,250)	(296,850)	(57,525)

Cash Flows from Financing Activities:
Payments under credit facility	(4,500)	—	(7,500)	—
Proceeds from other long-term debt	144,098	378	145,576	4,875
Payments on other long-term debt	(138,856)	(466)	(140,386)	(6,531)
Debt issuance and amendment costs	(5,671)	—	(5,671)	—
Tax impact of stock-based equity awards	285	3,525	4,643	5,587
Exercise of stock options	173	2,744	790	3,221

Net cash provided by (used in) financing activities	(4,471)	6,181	(2,548)	7,152

Net increase (decrease) in cash and cash equivalents	(186,892)	(640)	(266,911)	22,105
Cash and cash equivalents, beginning of period	224,248	406,432	304,267	383,687

Cash and cash equivalents, end of period	$37,356	$405,792	$37,356	$405,792

Supplemental disclosure of cash flow information
Cash (paid) received during the period for —
Interest paid	$(8,790)	$(8,903)	$(12,452)	$(9,736)
Income taxes paid	$(4,143)	$(17,770)	$(5,390)	$(28,593)
Income tax refunds	$90	$35	$195	$156

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

Short-Term Investments

Quanta held no short-term investments as of December 31, 2006 or June 30, 2007; however during the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which are classified as short-term investments available for sale when held. The income from VRDNs is tax exempt to Quanta.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2007, Quanta had total allowances for doubtful accounts of approximately $47.2 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

Included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. The final collection of amounts owed Quanta are subject to further legal proceedings. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. Also included in accounts and notes receivable as of June 30, 2007 are $1.0 million in retainage balances with settlement dates beyond the next twelve months.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States; however, Quanta generally has certain statutory lien rights with respect to services provided. No customer accounted for more than 10% of accounts receivable as of December 31, 2006 and June 30, 2007 or revenues for the three and six months ended June 30, 2006 and June 30, 2007.

Goodwill

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

Intangible Assets

During the first six months of 2007, Quanta recorded approximately $7.8 million in other intangible assets associated with two acquisitions closed during that period of time.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intangible assets are comprised of (in thousands):

	December 31,	June 30,
	2006	2007

Intangible assets:
Customer relationships	$2,100	$7,420
Backlog	—	1,810
Non-compete agreements	—	694
Patent	1,504	1,504

Total intangible assets	3,604	11,428

Accumulated amortization:
Customer relationships	(1,313)	(1,591)
Backlog	—	(1,091)
Non-compete agreements	—	(45)
Patent	(843)	(893)

Total accumulated amortization	(2,156)	(3,620)

Intangible assets, net	$1,448	$7,808

Quanta amortizes intangible assets as these assets are utilized or on a straight line basis over the life of these assets, as appropriate. Expenses for the amortization of intangible assets were $0.1 million and $0.7 million for the three months ended June 30, 2006 and 2007, and $0.2 million and $1.5 million for the six months ended June 30, 2006 and 2007. The weighted average amortization period for all intangible assets as of June 30, 2007 is 10.8 years, while the weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patent are 13.2 years, 7.3 months, 4.7 years and 6.1 years. The estimated aggregate amortization expense of intangible assets is set forth below (in thousands):

For the Fiscal Year Ended December 31,

2007 (excludes six months ended June 30, 2007)	$1,064
2008	939
2009	856
2010	594
2011	594
Thereafter	3,761

Total	$7,808

Income Taxes

Quanta follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

Quanta adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, Quanta recognized a $1.5 million decrease in the reserve for uncertain tax positions, which was accounted for as an adjustment to the accumulated deficit as of January 1, 2007. Including the effect of the $1.5 million decrease, the total amount of unrecognized tax benefits as of the date of adoption was $72.5 million. Of this total, $60.6 million, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. Also, as of January 1, 2007, Quanta had accrued $14.0 million of interest and penalties relating to unrecognized tax benefits. Quanta’s continuing practice is to recognize within the provision for income taxes any interest and/or penalties related to income tax matters.

In the first half of 2007, Quanta recorded a decrease in the total amount of unrecognized tax benefits of $7.0 million, consisting of a $11.5 million decrease in unrecognized tax benefits due to the completion of Internal Revenue Service (IRS) audits for tax years 2000 to 2004 partially offset by a $4.5 million increase in unrecognized tax benefits as a result of tax positions expected to be taken in the current year. The total amount of unrecognized tax benefits as of June 30, 2007 was $65.5 million. Quanta believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by an additional $22.8 million to $33.9 million due to the expiration of certain statutes of limitations.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the Internal Revenue Services (IRS) for tax years 2000 through 2006 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction under FIN No. 48.

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

On March 18, 2007, Quanta entered into a definitive agreement to acquire, through a merger transaction (the Merger), InfraSource Services, Inc. (InfraSource). InfraSource is a leading specialty contractor servicing electric, natural gas and telecommunications infrastructure in the United States. InfraSource’s services include design, engineering, procurement, construction, testing and maintenance services for electric, natural gas and telecommunications infrastructure. Pursuant to the merger agreement, Quanta will issue to InfraSource’s stockholders

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

1.223 shares of Quanta common stock for each share of InfraSource common stock. The boards of directors of Quanta and InfraSource have each unanimously approved the transaction. The Merger is subject to various customary closing conditions, including approval of the Merger by both Quanta and InfraSource stockholders. Quanta and InfraSource have scheduled their respective special stockholders meetings for August 30, 2007. Quanta’s management and board of directors will continue in their current positions following the completion of the Merger. The Merger is expected to close on or about August 30, 2007, as soon as practicable following the approval of Quanta’s and InfraSource’s stockholders and satisfaction of any other remaining closing conditions.

Under the terms of the merger agreement, Quanta will issue approximately 51 million shares of common stock to holders of InfraSource’s common stock (based on the number of outstanding shares of InfraSource on July 26, 2007 and assuming the exercise of all outstanding options to purchase shares of InfraSource common stock that are vested, as well as an updated number of options to purchase 370,219 shares of InfraSource common stock that will vest as a result of the consummation of the Merger). Concurrent with the closing of the Merger, Quanta expects to repay InfraSource’s outstanding borrowings under its credit agreement to the extent InfraSource does not have sufficient funds to pay such amount. The amount outstanding under InfraSource’s credit agreement as of June 30, 2007 was approximately $60.0 million.

The accompanying Consolidated Financial Statements do not reflect any adjustments or disclosures that may be required upon consummation of the pending Merger.

3.	STOCK-BASED COMPENSATION:

On May 24, 2007, Quanta stockholders approved the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan). The 2007 Plan provides for the award of incentive stock options, non-qualified stock options and restricted common stock. Quanta’s 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan) was terminated effective May 24, 2007, and no further awards or grants under the 2001 Plan will occur. Outstanding awards and grants made under the 2001 Plan, however, will continue to be governed by its terms.

Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the plan participants are entitled to vote and receive dividends on such shares. During the three months ended June 30, 2006 and 2007, Quanta granted 48,846 and 28,866 shares of restricted common stock with a weighted average grant date price of $15.97 and $28.96. During the six months ended June 30, 2006 and 2007, Quanta granted approximately 0.7 million and 0.4 million shares of restricted common stock with a weighted average grant price of $13.89 and $25.67.

During the three months ended June 30, 2006 and 2007, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $1.6 million and $1.8 million and a related income tax benefit of $0.6 million and $0.7 million. During the six months ended June 30, 2006 and 2007, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $3.0 million and $3.6 million and a related income tax benefit of $1.2 million and $1.4 million. During the three months ended June 30, 2006 and 2007, the actual tax benefit realized for the tax deductions from vested restricted stock totaled approximately $0.2 million and $0.7 million. During the six months ended June 30, 2006 and 2007, the actual tax benefit realized for the tax deductions from vested restricted stock totaled approximately $4.2 million and $2.3 million.

The actual tax benefit realized for the tax deductions from options exercised totaled approximately $0.1 million and $2.8 million for the three months ended June 30, 2006 and 2007. The actual tax benefit realized for the tax deduction from options exercised totaled approximately $0.3 million and $3.2 million for the six months ended June 30, 2006 and 2007. Additionally, the actual tax benefit related to the 1999 Employee Stock Purchase Plan,

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

which was terminated in 2005, was none and $0.1 million for the three and six months ended June 30, 2006, with no effect on the three and six months ended June 30, 2007.

4.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2007 is illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

NET INCOME:
Net income	$17,660	$21,866	$25,518	$53,070
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	2,230	3,199	4,460	6,398

Net income for diluted earnings per share	$19,890	$25,065	$29,978	$59,468

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	117,152	118,578	116,840	118,306
Effect of dilutive stock options and restricted stock	625	734	750	778
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	24,237	30,652	24,237	30,652

Weighted average shares outstanding for diluted earnings per share	142,014	149,964	141,827	149,736

For the three months and six months ended June 30, 2007, stock options for approximately 0.1 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of Quanta’s common stock. For the three and six months ended June 30, 2006, stock options for approximately 0.2 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three and six months ended June 30, 2006, the effect of assuming conversion of the 4.0% and 3.75% convertible subordinated notes would be antidilutive, so they were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2007, the effect of assuming the conversion of the 4.0% convertible subordinated notes would be antidilutive, so they were excluded from the calculation of diluted earnings per share.

5.	BUSINESS COMBINATIONS

In May 2007, Quanta acquired a telecommunications company for a purchase price (including the estimated post-closing purchase price adjustment for net working capital) of $4.3 million, consisting of $2.6 million in cash and 54,560 shares of Quanta common stock valued at $1.7 million at the date of acquisition. The acquisition allows Quanta to further expand its telecommunications business in the western United States. The estimated fair value of the tangible assets was $1.8 million and consisted of current assets of $1.5 million and property and equipment of

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$0.3 million. Net tangible assets acquired were $1.5 million after considering liabilities of $0.3 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $1.2 million and intangible assets, consisting of customer relationships, backlog and a non-compete agreement, in the amount of $1.6 million.

In January 2007, Quanta acquired a foundation drilling company for a purchase price of $33.6 million, consisting of $20.4 million in cash and 693,784 shares of Quanta common stock valued at $13.2 million at the date of acquisition. The acquisition allows Quanta to have in-house capabilities to construct drilled pier foundations for electric transmission towers and wireless telecommunication towers. The estimated fair value of the tangible assets was $11.3 million and consisted of current assets of $7.3 million and property and equipment of $4.0 million. Net tangible assets acquired were $5.4 million after considering liabilities of $5.9 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $22.0 million and intangible assets, consisting of customer relationships, backlog and a non-compete agreement, in the amount of $6.2 million.

6.	DEBT:

Credit Facility

As of June 30, 2007, Quanta had a credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). Subject to the conditions specified in the credit facility, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of June 30, 2007, Quanta had approximately $140.3 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $159.7 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of June 30, 2007, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of Quanta’s consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

security agreement with its surety and all of its other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

Quanta is currently in the process of amending the credit facility in connection with the consummation of the Merger, including an exception to the timing of the requirement to pledge certain regulated assets and interests that Quanta will acquire in the Merger that Quanta will not be able to pledge prior to the receipt of certain government approvals. Following the consummation of the Merger, Quanta will pledge the stock and assets of InfraSource and its subsidiaries in accordance with the terms of the credit facility, except as otherwise provided in the proposed amendment.

4.0% Convertible Subordinated Notes

As of June 30, 2007, Quanta had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes) outstanding, which was classified as a current obligation as these 4.0% Notes matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

As of June 30, 2007, Quanta had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each quarter of 2006, and in the first two quarters of 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder, although no holders exercised their right to convert. The notes are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2007, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

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

3.75% Convertible Subordinated Notes

As of June 30, 2007, Quanta had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company. During the three months ended June 30, 2007, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on September 30, 2007, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

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

Treasury Stock

Pursuant to Quanta’s stock-based compensation plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first six months of 2007, Quanta withheld 189,143 shares of Quanta common stock with a total market value of $4.3 million to satisfy the tax withholding obligations, and these shares were accounted for as treasury stock.

8.	SEGMENT INFORMATION:

Quanta has aggregated each of its individual operating units into one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. Each of these services is provided by various Quanta subsidiaries and discrete financial information is not provided to management at the service level. The following table presents information regarding revenues derived from the various industries in which we operate (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Electric power and gas network services	$340,758	$385,316	$670,443	$788,486
Telecommunications and cable television network services	85,936	82,349	154,537	160,850
Ancillary services	87,354	89,935	185,562	183,144

	$514,048	$557,600	$1,010,542	$1,132,480

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $8.1 million and $26.8 million of its revenues from foreign operations during the three and six months ended June 30, 2006 and $13.4 million and $29.1 million of its revenues from foreign operations during the three and six months ended June 30, 2007. The majority of revenues from foreign operations was earned in Canada during the three and six months ended June 30, 2006 and 2007.

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

Self-Insurance

As of June 30, 2007, Quanta was insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Quanta is also subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from a third-party actuary. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2006 and June 30, 2007, the gross amount accrued for self-insurance claims totaled $117.2 million and $118.7 million, with $73.4 million and $79.9 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2006 and June 30, 2007 were $10.7 million and $10.7 million, of which $5.0 million and $1.0 million are included in prepaid expenses and other current assets and $5.7 million and $9.7 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $4.7 million, and Quanta has recorded a receivable and corresponding liability for such amount as of June 30, 2007. However, Quanta’s estimate of the potential range of these future claim amounts is between $2.1 million and $7.5 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of June 30, 2007, the total amount of outstanding performance bonds was approximately $630.7 million and the estimated cost to complete these bonded projects was approximately $120.3 million.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2007 (in thousands):

Operating
Leases

Year Ending December 31 —
2007 (excludes six months ended June 30, 2007)	$19,699
2008	31,450
2009	25,387
2010	21,602
2011	18,330
Thereafter	21,704

Total minimum lease payments	$138,172

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2007, the maximum guaranteed residual value was approximately $118.3 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2007, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

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

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the six months ended June 30, 2007 of approximately $1.13 billion, of which 70% was attributable to electric power and gas customers, 14% to telecommunications and cable television customers and 16% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

Pending Merger with InfraSource Services, Inc.

On March 18, 2007, we entered into a definitive agreement to acquire, through a merger transaction (the Merger), InfraSource Services, Inc. (InfraSource). Pursuant to the merger agreement, we will issue to InfraSource’s stockholders 1.223 shares of our common stock for each share of InfraSource common stock, or approximately 51 million shares in the aggregate (based on the number of outstanding shares of InfraSource common stock on July 26, 2007 and assuming the exercise of all outstanding options to purchase shares of InfraSource common stock that are vested as well as an updated number of options to purchase 370,219 shares of InfraSource common stock that will vest as a result of the consummation of the Merger). Based upon our common stock outstanding as of July 26, 2007 and the assumptions described above, we expect to have 170,133,510 shares of common stock outstanding immediately following the closing of the Merger. In the merger agreement, we and InfraSource have made customary representations, warranties and covenants, including, among others, covenants (a) to conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the merger agreement and the consummation of the Merger, (b) not to engage in certain transactions during such period and (c) that, subject to certain exceptions and conditions, the boards of directors of Quanta and InfraSource will each recommend that their respective stockholders approve the Merger. The boards of directors of Quanta and InfraSource have each unanimously approved the transaction. The Merger is subject to various customary closing conditions, including approval of the Merger by both our and InfraSource’s stockholders. We and InfraSource have scheduled our respective special stockholders meetings for August 30, 2007. The Merger is expected to be completed on or about August 30, 2007, as soon as practicable following the approval of Quanta’s and InfraSource’s stockholders and satisfaction of any other remaining closing conditions.

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

Seasonality; Fluctuations of Results

Our revenues and results of operations can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns, bidding seasons and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter and revenues often are impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby reduce revenues and increase costs.

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

Understanding Gross Margins

Our gross margin is gross profit expressed as a percentage of revenues. Cost of services, which is subtracted from revenues to obtain gross profit, consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. To enable management to analyze revenue and gross profit, we aggregate operating units by predominant type of work into the following categories: electric power and gas, telecommunications and cable and ancillary. Adjustments are made to this analysis for large, known customers whose work varies from an operating unit’s predominant type of work. These reports provide directional guidance based on the predominant type of work each operating unit provides but do not quantify revenues or gross profit by type of customer or type of work. Various factors — some controllable, some not — impact our gross margins on a quarterly or annual basis.

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

Weather.  Adverse or favorable weather conditions can impact gross margins in a given period. For example, it is typical in the first quarter of any fiscal year that parts of the country may experience snow or rainfall that may negatively impact our revenues and gross margin due to reduced productivity. In many cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, strong storms or hurricanes can provide us with high margin emergency service restoration work, which generally has a positive impact on margins.

Revenue Mix.  The mix of revenues derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by industry served.

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed-price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Gross margins for installation work may vary from project to project, and are often higher than maintenance work, because work obtained on a fixed-price basis has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our annual revenues from maintenance work, but a higher portion of installation work in any given quarter may affect our gross margins for that quarter.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of June 30, 2007, we had a deductible of $1.0 million per occurrence related to employer’s and general liability insurance and a deductible of $2.0 million per occurrence for automobile liability and workers’ compensation insurance. We are also subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six months indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007

Revenues	$514,048	100.0%	$557,600	100.0%	$1,010,542	100.0%	$1,132,480	100.0%
Cost of services (including depreciation)	433,693	84.4	471,931	84.6	870,739	86.2	968,405	85.5

Gross profit	80,355	15.6	85,669	15.4	139,803	13.8	164,075	14.5
Selling, general and administrative expenses	46,550	9.0	47,310	8.5	88,734	8.8	96,542	8.6
Amortization of intangible assets	90	—	692	0.1	181	—	1,464	0.1

Income from operations	33,715	6.6	37,667	6.8	50,888	5.0	66,069	5.8
Interest expense	(9,794)	(1.9)	(5,544)	(1.0)	(15,678)	(1.6)	(11,096)	(1.0)
Interest income	3,036	0.6	5,654	1.0	6,015	0.6	9,952	0.9
Gain on early extinguishment of debt	1,598	0.3	—	—	1,598	0.2	—	—
Other income (expense), net	180	—	82	—	328	0.1	111	—

Income before income taxes	28,735	5.6	37,859	6.8	43,151	4.3	65,036	5.7
Provision for income taxes	11,075	2.2	15,993	2.9	17,633	1.8	11,966	1.0

Net income	$17,660	3.4%	$21,866	3.9%	$25,518	2.5%	$53,070	4.7%

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues.  Revenues increased $43.6 million, or 8.5%, to $557.6 million for three months ended June 30, 2007, with revenues derived from the electric power and gas network services industry increasing by approximately $44.6 million. This increase in revenues is a result of the increased number and size of projects as a result of larger capital budgets for our customers, as well as improved pricing. Revenues derived from the telecommunications and cable television network services industry decreased slightly due to delays in spending from certain wireless customers. Revenues derived from ancillary services remained relatively constant.

Gross profit.  Gross profit increased $5.3 million, or 6.6%, to $85.7 million for the three months ended June 30, 2007. As a percentage of revenues, gross margin decreased from 15.6% for the three months ended June 30, 2006 to 15.4% for the three months ended June 30, 2007. This decrease in gross margin resulted primarily from the negative impact on productivity due to significant rainfall in the south central United States, as compared to higher margins achieved in the second quarter of 2006 which were positively impacted by better productivity and cost control on certain jobs.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.8 million or 1.6% to $47.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. As a percentage of revenues, selling, general and administrative expenses decreased from 9.0% in the second quarter of 2006 to 8.5% in the second quarter of 2007. The slight increase of $0.8 million is primarily due to $0.7 million in integration planning costs incurred in the second quarter of 2007 as part of the pending Merger. Although selling, general and administrative expenses remained relatively constant, the amount as a percentage of revenues declined due to improved cost absorption as a result of higher revenues.

Amortization of intangible assets.  Amortization of intangible assets increased $0.6 million to $0.7 million for the three months ended June 30, 2007. This increase is due to the amortization of intangible assets associated with two acquisitions completed during the first six months of 2007.

Interest expense.  Interest expense for the three months ended June 30, 2007 decreased $4.3 million as compared to the three months ended June 30, 2006, primarily due to the expensing of unamortized debt issuance costs of $3.3 million during the three months ended June 30, 2006 as a result of replacing our prior credit facility in June 2006 and repurchasing 80.7% of our 4.0% convertible subordinated notes during the quarter. The remaining decrease is due to the lower interest rate associated with our 3.75% convertible subordinated notes that were issued in the second quarter of 2006, the proceeds of which were used to repurchase a substantial portion of the 4.0% convertible subordinated notes.

Interest income.  Interest income was $5.7 million for the quarter ended June 30, 2007, compared to $3.0 million for the quarter ended June 30, 2006. The increase is primarily due to higher interest rates and a higher average cash balance for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Provision for income taxes.  The provision for income taxes was $16.0 million for the three months ended June 30, 2007, with an effective tax rate of 42.2%, compared to a provision of $11.1 million for the three months ended June 30, 2006, with an effective tax rate of 38.5%. The lower effective tax rate for the three months ended June 30, 2006 included the impact of recording a $1.6 million refund related to the settlement of a multi-year state tax claim.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues.  Revenues increased $121.9 million, or 12.1%, to $1.13 billion for the six months ended June 30, 2007, with revenues derived from the electric power and gas network services industry increasing by approximately $118 million and revenues from the telecommunications and cable television network services industry increasing by approximately $6 million. These increases in revenues are a result of a higher volume of emergency restoration services performed during the first quarter of 2007 as compared to the first quarter of 2006, coupled with an increased number and size of projects as a result of larger capital budgets for our customers, as well as improved pricing. Revenues derived from the ancillary services customers decreased by approximately $2 million primarily due to the timing of projects.

Gross profit.  Gross profit increased $24.3 million, or 17.4%, to $164.1 million for the six months ended June 30, 2007. As a percentage of revenues, gross margin increased from 13.8% for the six months ended June 30, 2006 to 14.5% for the six months ended June 30, 2007. This increase in gross margin resulted primarily from a higher volume of higher margin emergency restoration services in the first quarter of 2007, better fixed cost absorption as a result of higher revenues and improved pricing, partially offset by the second quarter effects discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $7.8 million or 8.8% to $96.5 million for the six months ended June 30, 2007. As a percentage of revenues, selling, general and administrative expenses decreased from 8.8% to 8.6%. The $7.8 million increase was primarily due to $2.4 million in increased salaries and benefits costs associated with additional personnel, salary increases and higher performance bonuses, $1.6 million in increased professional fees and $1.0 million in integration planning costs incurred during 2007 as part of the pending Merger with InfraSource. This increase was also due to $0.9 million in higher facility costs and $0.2 million in net losses on sales of equipment during 2007, as compared to $0.6 million in net gains on sales of equipment in 2006.

Amortization of intangible assets.  Amortization of intangible assets increased $1.3 million to $1.5 million for the six months ended June 30, 2007. This increase is due to the amortization of intangible assets associated with two acquisitions completed during the first six months of 2007.

Interest expense.  Interest expense for the six months ended June 30, 2007 decreased $4.6 million to $11.1 million as compared to the six months ended June 30, 2006, primarily due to the expensing of unamortized debt issuance costs of $3.3 million during the three months ended June 30, 2006 as a result of replacing our prior credit facility in June 2006 and repurchasing 80.7% of our 4.0% convertible subordinated notes during the quarter.

The remaining decrease is due to the lower interest rate associated with our 3.75% convertible subordinated notes that were issued in the second quarter of 2006, the proceeds of which were used to repurchase a substantial portion of the 4.0% convertible subordinated notes.

Interest income.  Interest income was $10.0 million for the six months ended June 30, 2007, compared to $6.0 million for the six months ended June 30, 2006. The increase is primarily due to higher interest rates and a higher average cash balance for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Provision for income taxes.  The provision for income taxes was $12.0 million for the six months ended June 30, 2007, with an effective tax rate of 18.4%, compared to a provision of $17.6 million for the six months ended June 30, 2006, with an effective tax rate of 40.9%. The lower effective tax rate for 2007 results from a $15.3 million tax benefit recorded in the first quarter of 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $405.8 million as of June 30, 2007, our credit facility, short term investments, if any, and our future cash flow from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. We had $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes) outstanding at June 30, 2007, which was classified as a current obligation as these 4.0% Notes matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date. Additionally, concurrent with the anticipated closing of the pending Merger, we expect to use cash on hand to repay InfraSource’s outstanding borrowings under its credit agreement, which were approximately $60.0 million at June 30, 2007, to the extent InfraSource does not have sufficient funds to pay such amount, as well as to pay for any costs associated with the pending Merger. We believe that we have adequate cash and availability under our credit facility to meet all such needs.

Sources and Uses of Cash

As of June 30, 2007, we had cash and cash equivalents of $405.8 million, working capital of $708.8 million and long-term debt of $413.8 million, net of current maturities. We also had $140.3 million of letters of credit outstanding under our credit facility and $159.7 million was available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. Operating activities provided net cash to us of $8.4 million during the three months ended June 30, 2007 as compared to $41.9 million during the three months ended June 30, 2006. This decrease in operating cash flows is primarily due to the working capital requirements associated with a large project on going during the second quarter of 2007. No project of similar magnitude was in progress during the second quarter of 2006. In addition, we had larger estimated tax payments in 2007 as compared to the second quarter of 2006, as certain NOL carryforwards reduced cash tax requirements for the second quarter of 2006. Operating activities provided net cash to us of $72.5 million during the six months ended June 30, 2007 as compared to $32.5 million during the six months ended June 30, 2006. The first quarter of 2007 had substantial operating cash flows due to a significant amount of emergency restoration services performed during December 2006 and the first quarter of 2007, which were collected as of the end of the first quarter of 2007.

Investing Activities

During the six months ended June 30, 2007, we used net cash in investing activities of $57.5 million as compared to $296.9 million in the first six months of 2006. Investing activities in 2006 and the first quarter of 2007 included purchases of short-term investments. We invest from time to time in variable rate demand notes (VRDNs), which are classified as short-term investments, available for sale when held. We did not invest in VRDNs in the second quarter of 2007. Other investing activities for the first six months of 2007 include $42.1 million used for capital expenditures, coupled with $19.7 million in net cash outlays for acquisitions that closed during the first half of 2007, offset by $4.3 million of proceeds from the sale of equipment. The $12.8 million increase in capital expenditures for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is consistent with our estimated $21.5 million increase in capital expenditures for the year ended December 31, 2007 compared to actual capital expenditures of $48.5 million for the year ended December 31, 2006. This increase is related primarily to the growth in our business.

Financing Activities

For the six months ended June 30, 2007, financing activities provided net cash flow of $7.2 million as compared to $2.5 million used in financing activities for the six months ended June 30, 2006. For the six months ended June 30, 2007, cash provided resulted primarily from a $5.6 million tax benefit from stock-based equity awards and $3.2 million received from the exercise of stock options. Contributing to a net use of cash for the six months ended June 30, 2006 was a payment of $5.7 million in debt issuance costs related to our second quarter 2006 issuance of our 3.75% convertible subordinated notes, coupled with $2.3 million in net debt repayments resulting primarily from the repurchase of a portion of our 4.0% convertible subordinated notes and net repayment of other long-term debt, partially offset by the issuance of our 3.75% convertible subordinated notes.

Debt Instruments

Credit Facility

As of June 30, 2007, we had a credit facility with various lenders which provides for a $300.0 million senior secured revolving credit facility maturing on June 12, 2011 (the credit facility). Subject to the conditions specified in the credit facility, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

As of June 30, 2007, we had approximately $140.3 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $159.7 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 1.25% to 1.875%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.25% to 0.875%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 1.25% to 1.875%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.25% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA, minimum interest coverage and minimum consolidated net worth, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of June 30, 2007, we were in compliance with all of our covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year to an annual aggregate amount of up to 25% of our consolidated net income (plus the amount of non-cash charges that reduced such consolidated net income) for the prior fiscal year. The credit facility does not limit dividend payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our surety and all of our other debt instruments exceeding $10.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

We are currently in the process of amending the credit facility in connection with the consummation of the Merger, including an exception to the timing of the requirement to pledge certain regulated assets and interests that we will acquire in the Merger that we will not be able to pledge prior to the receipt of certain government approvals. Following the consummation of the Merger, we will pledge the stock and assets of InfraSource and it subsidiaries in accordance with the terms of the credit facility, except as otherwise provided in the amendment.

4.0% Convertible Subordinated Notes

As of June 30, 2007, we had $33.3 million aggregate principal amount of 4.0% Notes outstanding, which was classified as a current obligation as these 4.0% Notes matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

As of June 30, 2007, we had $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1 until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon us calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each quarter of 2006 and in the first and second quarters of 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder, although no holders exercised their right to convert. The notes are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2007, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

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

3.75% Convertible Subordinated Notes

As of June 30, 2007, we had $143.8 million aggregate principal amount of 3.75% Notes outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon our calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company. During the three months ended June 30, 2007, the market price condition described in clause (i) above was satisfied, and the notes are presently convertible at the option of each holder. The conversion period will expire on September 30, 2007, but may continue or resume in future periods upon satisfaction of the market price condition or other conditions.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2007, the maximum guaranteed residual value was approximately $118.3 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2007, we had $140.3 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2007 and 2008. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2007, an aggregate of approximately $630.7 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $120.3 million as of June 30, 2007.

Contractual Obligations

As of June 30, 2007, our future contractual obligations are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt — principal	$447,130	$33,380	$270,000	$—	$—	$—	$143,750
Long-term debt — interest	46,408	8,770	14,503	5,391	5,391	5,391	6,962
Operating lease obligations	138,172	19,699	31,450	25,387	21,602	18,330	21,704

Total	$631,710	$61,849	$315,953	$30,778	$26,993	$23,721	$172,416

As of June 30, 2007, we had no borrowings under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance. As of June 30, 2007, the total unrecognized tax benefit related to uncertain tax positions was $65.5 million. We estimate that $0.1 million of this will be paid within the next twelve months. We also believe that it is reasonably possible that within the next twelve months the total unrecognized tax benefits will decrease by $22.8 million to $33.9 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Concentration of Credit Risk

We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As previously discussed herein, our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of June 30, 2007 or revenues for the three or six months ended June 30, 2007.

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

Revenue Recognition.  Quanta designs, installs and maintains networks for the electric power, gas, telecommunications and cable television industries, as well as provides various ancillary services to commercial, industrial and governmental entities. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under our unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue when units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly or time and materials type contracts, we recognize revenue on an input-basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with our work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

We may incur costs related to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine whether there is a probability that the costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

Self-Insurance.  We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability and workers’ compensation subject to a deductible of $2.0 million per occurrence. We are also subject to an additional cumulative aggregate liability of up to $2.0 million on workers’ compensation claims in excess of $2.0 million per occurrence per policy year. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements that is subject to a deductible of $250,000 per claimant per year. Losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from a third-party actuary. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.7 million; however, our estimate of the potential range of these future claim amounts is between $2.1 million and $7.5 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions that we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

Valuation of Intangibles and Long-Lived Assets.  SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from our impairment test; therefore, we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. A provision for impairment could be required in a future period if future operating results and residual values differ from our estimates. Intangible assets with definite lives are also reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be realizable.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Since estimating future cash flows requires significant judgment, our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, we estimate the useful lives of our long-lived assets and other intangibles. We periodically review factors to determine whether these lives are appropriate.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, as interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in our consolidated balance sheets and statements of income.

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

Several industry and market trends are prompting customers in the electric power industry to seek outsourcing partners, such as Quanta. These trends include an aging utility workforce, increased spending, increasing costs such as salaries and benefits, and labor issues.

There are several telecommunications initiatives currently in discussion and underway by several wireline carriers and government organizations that provide us with pockets of opportunity, particularly from fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives. Such initiatives are underway by Verizon and AT&T, and municipalities and other government jurisdictions have also become active in these initiatives. We are anticipating increased spending by wireless telecommunications customers on their networks, as the impact of mergers within the wireless industry has begun to lessen. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of next generation technology.

Spending in the cable television industry is beginning to improve. Several telecommunications companies are increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers. These initiatives serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers.

We continue to evaluate potential strategic acquisitions of companies to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. On March 18, 2007, we entered into the merger agreement with InfraSource, pursuant to which InfraSource will become a wholly owned subsidiary upon closing of the Merger, subject to the satisfaction of various closing conditions including approval by stockholders of both companies. We expect the proposed transaction to enhance our resources and expand our service portfolio through InfraSource’s complementary businesses, strategic geographic footprint and skilled workforce. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.

With the growth in several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the planned integration of InfraSource operations and any other future acquisitions, could result in future charges related to, among other things, severance, retention, facilities shutdown and consolidation, property disposal and other exit costs.

Capital expenditures in 2007 are expected to be approximately $70.0 million, without giving effect to the pending Merger with InfraSource. A majority of the expenditures will be for operating equipment. We expect expenditures for 2007 to be funded substantially through internal cash flows or to the extent necessary, from cash on hand.

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including:

•	Quarterly variations in our operating results;

•	Adverse changes in economic conditions and trends in the markets served by us or by our customers;

•	Our ability to effectively compete for new projects;

•	Our ability to generate internal growth;

•	Our ability to consummate the Merger with InfraSource and the timing thereof, including difficulties and delays in obtaining stockholder and regulatory approvals and other difficulties in satisfying other closing conditions set forth in the Merger Agreement;

•	Potential failure of the Energy Policy Act of 2005 to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions, including the pending acquisition of InfraSource;

•	Estimates and assumptions in determining our financial results;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Realization of certain unrecognized tax benefits;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Our ability to effectively integrate the operations of businesses we acquire, including InfraSource;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to attract skilled labor and the potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets;

•	Requirements relating to governmental regulation and changes thereto;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	The potential conversion of our outstanding 4.5% Notes or 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 and as may be detailed from time to time in our other public filings with the SEC.

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

As of December 31, 2006, the fair value of our fixed-rate debt of $447.0 million aggregate principal amount was approximately $692.2 million based upon current market prices and, as of June 30, 2007, the fair value of our fixed-rate debt of $447.0 million aggregate principal amount was approximately $1.0 billion based upon current market prices.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of

June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After the Merger, we may be affected to a greater extent by the skilled labor shortages of certain types of qualified personnel, including engineers, project managers, field supervisors and linemen, that both Quanta and InfraSource have from time-to-time experienced. These shortages have also negatively impacted, and may continue to negatively impact, the productivity and profitability of certain projects. Our inability to bid on new and attractive projects, or maintain productivity and profitability on existing projects, due to the limited supply of skilled workers, may negatively affect our profitability and results of operations.

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

In connection with the Merger, we expect to record approximately $800 to $900 million in goodwill based on the application of purchase accounting. Statement of Financial Accounting Standards (SFAS) No. 142 requires that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and that intangible assets that have finite useful lives continue to be amortized over their useful lives. Any future impairments of the goodwill recognized in connection with the Merger would negatively impact Quanta’s results of operations for the period in which the impairment is recognized.

InfraSource, certain of its officers and directors and various other parties are defendants in pending litigation, which if not favorably resolved, could adversely affect us following the completion of the Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

Between April 1, 2007 and June 30, 2007, Quanta completed one acquisition of a telecommunications company in which some of the purchase price consideration consisted of the issuance of unregistered securities of Quanta. The aggregate consideration (including an estimated post-closing purchase price adjustment for net working capital) of $4.3 million paid in this transaction was $2.6 million in cash and 54,560 shares of common stock. This acquisition was not affiliated with any prior acquisition. Additionally, Quanta issued 35,008 shares of Quanta common stock as part of a post-closing purchase price adjustment in connection with an acquisition of a foundation drilling company that was consummated in the first quarter of 2007.

All securities listed on the following table were shares of common stock. Quanta relied on Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the basis for exemption from registration. For all issuances, the purchasers were “accredited investors” as defined in Rule 501 of the Securities Act. All issuances were to owners of businesses acquired in privately negotiated transactions and not pursuant to public solicitations.

Period	Number of Shares	Purchaser	Consideration

April 1, 2007 — April 30, 2007	35,008	Stockholders of	Sale of
		acquired	acquired
		company	company
May 1, 2007 — May 31, 2007	54,560	Stockholders of	Sale of
		acquired	acquired
		company	company

The following table contains information about our purchases of equity securities during the three months ended June 30, 2007:

Issuer Purchases of Equity Securities

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

June 1, 2007 — June 30, 2007	5,886(i	)	$29.00	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to our 2001 Stock Incentive Plan (as amended and restated March 13, 2003).

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders in Houston, Texas on May 24, 2007. Eleven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.

The following ten individuals were elected to the board of directors by the holders of our common stock:

Nominee	For	Withheld

James R. Ball	103,018,803	3,919,139
John R. Colson	105,959,590	978,352
Ralph R. DiSibio	106,438,456	499,486
Bernard Fried	103,424,795	3,513,147
Louis C. Golm	106,319,107	618,835
Worthing F. Jackman	103,541,653	3,396,289
Bruce Ranck	106,320,512	617,430
Gary A. Tucci	105,869,979	1,068,262
John R. Wilson	106,866,883	1,071,059
Pat Wood, III	106,551,794	386,148

The holders of our limited vote common stock elected Vincent D. Foster to the board of directors by a vote of 473,331 shares of limited vote common stock, with no shares withheld.

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 by a vote of 107,159,760 shares of common stock and limited vote common stock, voting together, with (i) 222,247 shares of common stock and no shares of limited vote common stock voting against and (ii) 29,267 shares of common stock and no shares of limited vote common stock abstaining.

The stockholders also approved our 2007 Stock Incentive Plan by a vote of 88,468,680 shares of common stock and limited vote common stock, voting together, with (i) 1,539,633 shares of common stock and no shares of limited vote common stock voting against and (ii) 89,723 shares of common stock and no shares limited vote common stock abstaining. Broker non-votes on this Plan approval, deemed a non-routine matter in accordance with New York Stock Exchange regulations, were not considered entitled to vote and therefore not counted as a vote for or against the Plan.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.2+	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.3+	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.4+	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+  Management contracts or compensatory plans or arrangements

*  Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer
Dated: August 9, 2007

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.2+	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.3+	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.4+	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+  Management contracts or compensatory plans or arrangements

*  Filed or furnished herewith