Form 10-Q
period 2007-09-30
QUANTA SERVICES INC
filed 2007-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

170,162,956 shares of common stock were outstanding as of November 5, 2007. As of the same date, 760,171 shares of limited vote common stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	September 30,
	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents	$383,687	$371,470
Accounts receivable, net of allowances of $5,419 and $5,641	507,761	721,224
Costs and estimated earnings in excess of billings on uncompleted contracts	36,113	63,264
Inventories	28,768	26,763
Prepaid expenses and other current assets	34,300	55,741

Total current assets	990,629	1,238,462
Property and equipment, net of accumulated depreciation of $296,903 and $305,514	276,789	503,474
Accounts and notes receivable, net of allowances of $42,953, respectively	7,815	6,970
Other assets, net	31,981	35,183
Other intangible assets, net of accumulated amortization of $2,156 and $8,488	1,448	167,840
Goodwill	330,495	1,322,745

Total assets	$1,639,157	$3,274,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$34,845	$151
Accounts payable and accrued expenses	270,897	392,348
Billings in excess of costs and estimated earnings on uncompleted contracts	28,714	45,342

Total current liabilities	334,456	437,841
Convertible subordinated notes	413,750	413,742
Deferred income taxes	31,140	93,416
Insurance and other non-current liabilities	130,728	194,964

Total liabilities	910,074	1,139,963

Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $.00001 par value, 300,000,000 shares authorized, 119,605,047 and 171,660,645 shares issued and 117,618,130 and 169,464,391 shares outstanding	1	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 915,805 and 760,171 shares issued and outstanding	—	—
Additional paid-in capital	1,103,331	2,407,766
Accumulated deficit	(351,639)	(247,778)
Accumulated other comprehensive income (loss)	—	1,697
Treasury stock, 1,986,917 and 2,196,254 common shares, at cost	(22,610)	(26,976)

Total stockholders’ equity	729,083	2,134,711

Total liabilities and stockholders’ equity	$1,639,157	$3,274,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	$523,606	$655,865	$1,524,403	$1,777,044
Cost of services (including depreciation)	440,864	540,812	1,303,052	1,499,172

Gross profit	82,742	115,053	221,351	277,872
Selling, general and administrative expenses	44,768	59,816	132,988	155,793
Amortization of intangible assets	91	4,868	272	6,332

Operating income	37,883	50,369	88,091	115,747
Interest expense	(5,736)	(5,165)	(21,414)	(16,261)
Interest income	4,297	5,389	10,312	15,341
Gain (loss) on early extinguishment of debt, net	—	(11)	1,598	(11)
Other income (expense), net	59	(702)	387	(591)

Income from continuing operations before income tax provision	36,503	49,880	78,974	114,225
Provision for income taxes	14,204	2,930	31,580	14,626

Income from continuing operations	22,299	46,950	47,394	99,599
Discontinued operation:
Income from discontinued operation (net of income tax expense of $26, $1,046, $283 and $1,316)	124	2,371	547	2,791

Net income	$22,423	$49,321	$47,941	$102,390

Basic earnings per share:
Income from continuing operations	$0.19	$0.34	$0.41	$0.80
Income from discontinued operation	—	0.02	—	0.02

Net income	$0.19	$0.36	$0.41	$0.82

Weighted average basic shares outstanding	117,202	136,279	116,959	124,362

Diluted earnings per share:
Income from continuing operations	$0.17	$0.30	$0.38	$0.70
Income from discontinued operation	—	0.01	—	0.02

Net income	$0.17	$0.31	$0.38	$0.72

Weighted average diluted shares outstanding	148,534	167,869	141,939	155,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Cash Flows from Operating Activities:
Net income	$22,423	$49,321	$47,941	$102,390
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	12,094	13,792	37,479	38,661
Amortization of intangibles	91	4,868	272	6,332
Amortization of debt issuance costs	777	649	5,944	1,999
Loss (gain) on sale of property and equipment	131	(1,095)	(456)	(864	)_
Gain on sale of discontinued operation	—	(2,348)	—	(2,348)
Loss (gain) on early extinguishment of debt	—	11	(2,088)	11
Provision for doubtful accounts	34	642	889	1,015
Deferred income taxes	3,160	5,846	3,186	7,329
Non-cash stock-based compensation	1,601	2,464	4,618	6,085
Tax impact of stock-based equity awards	883	(1,559)	(3,760)	(7,146)
Non-cash loss on foreign currency hedge	—	497	—	497
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(6,751)	(41,823)	(21,033)	(2,139)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,706)	11,887	(10,908)	(1,119)
Inventories	317	725	(1,492)	6,099
Prepaid expenses and other current assets	(649)	(3,194)	580	(3,417)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	18,946	(8,932)	15,239	(43,236)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,596)	9,175	1,780	4,462
Other, net	21	1,854	1,072	647

Net cash provided by operating activities	46,776	42,780	79,263	$115,258

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,288	10,472	6,910	14,746
Additions of property and equipment	(6,931)	(18,958)	(36,238)	(61,023)
Cash paid for acquisitions, net of cash acquired	—	20,596	—	862
Purchases of short-term investments	(40,775)	—	(334,815)	(309,055)
Proceeds from the sale of short-term investments	28,500	—	50,375	309,055

Net cash used in investing activities	(16,918)	12,110	(313,768)	(45,415)

Cash Flows from Financing Activities:
Payments under credit facility	—	—	(7,500)	—
Proceeds from other long-term debt	1,529	330	147,105	5,205
Repayments on convertible subordinated notes	—	(33,273)	(137,139)	(33,273)
Payments on other long-term debt	(474)	(60,869)	(3,721)	(67,400)
Issuances of stock, net of offering costs	—	—	—	—
Debt issuance and amendment costs	(230)	(875)	(5,901)	(875)
Tax impact of stock-based equity awards	(883)	1,559	3,760	7,146
Exercise of stock options	119	2,219	909	5,440

Net cash provided by (used in) financing activities	61	(90,909)	(2,487)	(83,757)

Effect of foreign exchange rate changes on cash and cash equivalents	—	1,697	—	1,697
Net increase (decrease) in cash and cash equivalents	29,919	(34,322)	(236,992)	(12,217)
Cash and cash equivalents, beginning of period	37,356	405,792	304,267	383,687

Cash and cash equivalents, end of period	$67,275	$371,470	$67,275	$371,470

Supplemental disclosure of cash flow information
Cash (paid) received during the period for —
Interest paid	$(739)	$(781)	$(13,191)	$(10,517)
Income taxes paid	$(11,512)	$(7,234)	$(16,902)	$(35,827)
Income tax refunds	$1,999	$46	$2,194	$202

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta’s comprehensive services include engineering, designing, installing, repairing and maintaining network infrastructure.

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). For accounting purposes, the transaction was effective as of August 31, 2007, and results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007. Similar to Quanta, InfraSource provides specialized infrastructure contracting services to the electric power, gas and telecommunications industries primarily in the United States. The acquisition enhanced and expanded Quanta’s capabilities in its existing services and added a dark fiber leasing business.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting, share-based compensation, provision for income taxes and purchase price allocations.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Short-Term Investments

Quanta held no short-term investments as of December 31, 2006 or September 30, 2007; however during the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which are classified as short-term investments available for sale when held. The income from VRDNs is tax exempt to Quanta.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2007, Quanta had total allowances for doubtful accounts of approximately $48.6 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them.

Included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. The final collection of amounts owed Quanta are subject to further legal proceedings. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. Also included in accounts and notes receivable as of September 30, 2007 are $0.7 million in retainage balances with settlement dates beyond the next twelve months.

Other Assets, Net

Other assets, net consist primarily of debt issuance costs, non-current inventory, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from our insurers.

Goodwill and Intangible Assets

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

Quanta’s management follows the guidance outlined in SFAS No. 141 “Business Combinations” to identify the existence of identifiable intangible assets. Quanta’s intangible assets include customer relationships, backlog, non-compete agreements and patented rights. The value of customer relationships is estimated using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quanta amortizes intangible assets as these assets are utilized or on a straight-line basis over the life of these assets, as appropriate. Intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” A long-lived asset must be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss must be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

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

Quanta adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, Quanta recognized a $1.5 million decrease in the reserve for uncertain tax positions, which was accounted for as an adjustment to the accumulated deficit as of January 1, 2007. Including the effect of the $1.5 million decrease, the total amount of unrecognized tax benefits as of the date of adoption of FIN No. 48 was $72.5 million. Of this total, $60.6 million, which is net of the federal benefit of state taxes, represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. Also, as of January 1, 2007, Quanta had accrued $14.0 million of interest and penalties relating to unrecognized tax benefits. Quanta’s continuing practice is to recognize within the provision for income taxes any interest and/or penalties related to income tax matters.

In the nine months ended September 30, 2007, Quanta recorded a decrease in the total amount of unrecognized tax benefits of $25.6 million, consisting of an $11.5 million decrease due to the completion of Internal Revenue Service (IRS) audits for tax years 2000 to 2004 and a $20.9 million decrease due to the expiration of certain statutes of limitations for tax years 2000 to 2003, offset by a $6.8 million increase as a result of tax positions expected to be taken in the current year. The total amount of unrecognized tax benefits as of September 30, 2007 was $46.9 million. Of this total, $38.8 million, which is net of the federal benefit of state taxes, represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. Quanta believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by an additional $1.6 million to $1.8 million due to the expiration of certain statutes of limitations.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2004 through 2006 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction under FIN No. 48.

Revenue Recognition Related to Fiber-Optic Facility Licensing Agreements

Through the acquisition of InfraSource on August 30, 2007, Quanta has fiber-optic facility licensing agreements with various customers. Revenues earned pursuant to these fiber-optic facility licensing agreements, including initial

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

fees, are recognized ratably over the expected length of the agreements, including probable renewal periods. Advanced billings on fiber-optic agreements are recognized as deferred revenue on Quanta’s balance sheets.

Fiber-Optic Rentals

One of the operating units acquired as part of the Merger constructs and leases fiber-optic telecommunications facilities to customers pursuant to operating lease arrangements, typically with lease terms from five to twenty-five years, including certain renewal options. Under those agreements, customers lease a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by Quanta. Minimum future rentals related to fiber-optic facility leasing agreements expected to be received as of September 30, 2007 are as follows (in thousands):

Minimum
Future
Rentals

Year Ending December 31 —
2007 (excludes nine months ended September 30, 2007)	$8,344
2008	30,890
2009	27,356
2010	21,039
2011	13,311
Thereafter	36,999

Fixed non-cancelable minimum lease revenues	$137,939

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations. However, Quanta has foreign operating subsidiaries in Canada and Mexico, for which Quanta considers the Canadian dollar or the Mexican Peso to be the functional currency, which is the currency of the economic environment in which an entity operates. In preparing the consolidated financial statements, Quanta translates the financial statements of the foreign operating subsidiaries from their functional currency into United States dollars. Balance sheets for foreign operations are translated into U.S. dollars at the month-end exchange rates, while statements of operations are translated at average monthly rates, which may result in translation gains or losses. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary, involving consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent company and the nature of the subsidiary’s operations must also be considered. If transactions are denominated in the entity’s functional currency, the translation gains and losses are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the entity’s functional currency, the translation gains and losses are included within the statement of operations.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. As described above, Quanta records other comprehensive income (loss) for the foreign currency translation adjustment related to its foreign operations.

Derivatives

Quanta accounts for derivative transactions in accordance with SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 and as interpreted by various Derivatives

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Implementation Group Issues. Quanta does not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting. Accordingly, changes in fair value related to transactions that do not meet the criteria for hedge accounting must be recorded in the consolidated results of operations.

In June 2007, prior to the Merger, InfraSource entered into three forward contracts to hedge anticipated purchases in U.S. dollars by a Canadian functional currency entity. In accordance with Quanta’s evaluation of these forward contracts in connection with its purchase price allocation for the InfraSource acquisition, Quanta determined these forward contracts were not cash flow hedges because the anticipated purchases would not likely occur in the time periods contemplated when InfraSource entered into the forward contracts. Accordingly, changes to the fair market value of the forward contracts must be recorded in earnings subsequent to August 31, 2007. During the quarter ended September 30, 2007, a loss of approximately $0.6 million was recorded to other expense related to these forward contracts, approximately $0.1 million of which related to a contract settled on September 28, 2007 with a notional amount of approximately $1.4 million. Changes in fair market value of the two remaining forward contracts, which is determined based on the U.S. and Canadian dollar exchange rate and certain discount rates, will be included in Quanta’s consolidated income statement until the contracts expire or are terminated. As a result, additional losses may arise in the future. The two remaining forward contracts expire on December 31, 2007 and January 31, 2008 with notional amounts of approximately $6.2 million and $1.7 million.

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

There is a proposed FASB Staff Position APB-14a: “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP APB-14a) which was open for comments through October 15, 2007. If adopted, FSP APB-14a would require issuers of convertible debt instruments within the scope of the FSP to first determine the carrying amount of the liability component of the convertible debt by measuring fair value of a similar liability that does not have an associated equity component. The issuers would then calculate the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its initial fair value would be amortized to interest cost using the interest method. FSP APB-14a states that it will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. FSP APB-14a has not yet been finalized, and the actual requirements under this FSP may be modified prior to its final adoption. If adopted, it will be applied retroactively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented would be recognized as of the beginning of the first period presented. If adopted in its proposed form, the impact of FSP APB-14a may be material to Quanta’s

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

results of operations during certain periods but would not impact its cash flows. The impact of the cumulative effect of change in accounting principle on the consolidated financial position has not yet been determined, as this FSP is not yet final and is subject to change.

2.	ACQUISITIONS:

InfraSource Acquisition

On August 30, 2007, Quanta acquired through the Merger all of the outstanding common stock of InfraSource. In connection with the acquisition, Quanta issued to InfraSource’s stockholders 1.223 shares of Quanta common stock for each outstanding share of InfraSource common stock, resulting in the issuance of a total of 49,939,020 shares of common stock for an aggregate purchase price of approximately $1.2 billion. For purposes of purchase price accounting, the value of the common shares issued was determined based on the guidance in EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (EITF 99-12). EITF 99-12 states that the value of the common stock issued in a business combination should be calculated using the acquirer’s average common stock price a few days before and a few days after the acquisition announcement date, which for Quanta was March 19, 2007. Accordingly, Quanta calculated the purchase price based on the average market price of Quanta’s common stock over the five trading days ended March 21, 2007. Concurrent with the closing of the Merger, Quanta funded the repayment of approximately $60.5 million of InfraSource’s outstanding borrowings under its credit agreement through Quanta’s available cash and cash on hand at InfraSource at the time of closing.

The following allocation of the purchase price and estimated transaction costs related to the InfraSource acquisition is preliminary and includes the significant use of estimates. This preliminary allocation is based on information that was available to management at the time these condensed consolidated financial statements were prepared. Management has not yet had the opportunity to complete its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocation will change as additional information becomes available and is assessed by Quanta, and the impact of such changes may be material. In particular, estimates to complete ongoing lump-sum projects that incorporate Quanta’s assessment of progress towards completion, as well as the values and estimated lives for property and equipment and intangible assets, are preliminary and subject to material change based on the results of the final evaluations.

The following table summarizes the estimated values in thousands:

Current assets	$286,615
Non-current assets	4,569
Property and equipment	209,667
Intangible assets	164,900
Goodwill	970,190

Total assets acquired	1,635,941

Current liabilities	199,004
Long-term debt	88
Long-term liabilities	154,570

Total liabilities assumed	353,662

Net assets acquired	$1,282,279

Although they are subject to change based on final evaluations, the preliminary amounts assigned to various intangible assets at August 31, 2007 related to the InfraSource acquisition are customer relationships of

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$111.8 million and backlog of $53.1 million. The customer relationships are being amortized on a straight-line basis over 15 years, while the backlog is being amortized based on the estimated pattern of the consumption of the economic benefit over an estimated 1.0 year.

The following supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. The following pro forma results of operations have been provided for the three and nine months ended September 30, 2006 and 2007 as though the Merger had been completed as of the beginning of each three and nine month period presented (in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	$799,486	$818,835	$2,268,819	$2,383,390
Gross profit	$130,979	$138,786	$340,424	$372,215
Selling, general and administrative expenses	$71,336	$86,040	$206,346	$237,071
Amortization of intangible assets	$12,714	$13,283	$31,830	$34,384
Income from continuing operations	$25,659	$40,736	$55,669	$92,324
Net income	$25,632	$43,093	$56,211	$95,090
Earnings per share:
Basic	$0.15	$0.26	$0.34	$0.56
Fully diluted	$0.15	$0.23	$0.33	$0.52

The pro forma combined results of operations have been prepared by adjusting the historical results of Quanta to include the historical results of InfraSource, the reduction in interest expense and interest income as a result of the repayment of InfraSource’s outstanding indebtedness on the acquisition date, certain reclassifications to conform InfraSource’s presentation to Quanta’s accounting policies and the impact of the preliminary purchase price allocation discussed above. The pro forma results of operations do not include any cost savings that may result from the Merger or any estimated costs that will be incurred by Quanta to integrate the businesses. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. For example, Quanta recorded tax benefits in the first and third quarters of 2007 of $15.3 million and $17.9 million primarily due to a decrease in reserves for uncertain tax positions. These tax benefits caused Quanta to have low effective tax rates in Quanta’s historical and pro forma results of operations for the three and nine months ended September 30, 2007. Additionally, InfraSource incurred $9.3 million and $13.4 million in merger-related costs during the three and nine months ended September 30, 2007 that have not been eliminated in the pro forma results of operations herein. Items such as these coupled with other risk factors make it difficult to use the pro forma results of operations to project future results of operations.

Quanta completed two other acquisitions, which are discussed below, during the nine months ended September 30, 2007. The pro forma impact of the two other acquisitions has not been included due to the fact that they are immaterial to Quanta’s financial statements even when aggregated.

Other Acquisitions

In May 2007, Quanta acquired a telecommunications company for a purchase price (including the estimated post-closing purchase price adjustment for net working capital) of $4.5 million, consisting of $3.0 million in cash and 54,560 shares of Quanta common stock valued at $1.5 million at the date of acquisition on a discounted basis as

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its telecommunications business in the western United States. The estimated fair value of the tangible assets was $1.8 million and consisted of current assets of $1.5 million and property and equipment of $0.3 million. Net tangible assets acquired were $1.5 million after considering liabilities of $0.3 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $1.4 million and intangible assets in the amount of $1.6 million, consisting of customer relationships, backlog and a non-compete agreement.

In January 2007, Quanta acquired a foundation drilling company for a purchase price of $32.3 million, consisting of $20.4 million in cash and 693,784 shares of Quanta common stock valued at $11.9 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to have in-house capabilities to construct drilled pier foundations for electric transmission towers and wireless telecommunication towers. The estimated fair value of the tangible assets was $11.3 million and consisted of current assets of $7.3 million and property and equipment of $4.0 million. Net tangible assets acquired were $5.4 million after considering liabilities of $5.9 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $20.7 million and intangible assets in the amount of $6.2 million, consisting of customer relationships, backlog and a non-compete agreement.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill increased by $970.2 million in the third quarter of 2007 due to the InfraSource acquisition. The following shows the activity since December 31, 2006 (in thousands):

Balance at December 31, 2006	$330,495
Acquisition of foundation drilling company in January 2007	20,647
Acquisition of telecommunications company in May 2007	1,413
Acquisition of InfraSource in August 2007	970,190

Balance at September 30, 2007	$1,322,745

During the first nine months of 2007, Quanta recorded approximately $172.7 million in other intangible assets associated with the three acquisitions closed during that period of time.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intangible assets are comprised of (in thousands):

	December 31,	September 30,
	2006	2007

Intangible assets:
Customer relationships	$2,100	$119,520
Backlog	—	54,610
Non-compete agreements	—	694
Patented rights	1,504	1,504

Total intangible assets	3,604	176,328

Accumulated amortization:
Customer relationships	(1,313)	(2,429)
Backlog	—	(5,061)
Non-compete agreements	—	(80)
Patented rights	(843)	(918)

Total accumulated amortization	(2,156)	(8,488)

Intangible assets, net	$1,448	$167,840

Expenses for the amortization of intangible assets were $0.1 million and $4.9 million for the three months ended September 30, 2006 and 2007, and $0.3 million and $6.3 million for the nine months ended September 30, 2006 and 2007. The weighted average amortization period for all intangible assets as of September 30, 2007 is 10.7 years, while the weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights are 14.8 years, 5.2 years, 4.4 years and 1.0 year, respectively. The values and estimated lives of the intangible assets recorded in connection with the InfraSource Merger are preliminary and subject to change based on the results of the final valuation. The estimated future aggregate amortization expense of intangible assets is set forth below (in thousands):

For the Fiscal Year Ended December 31,
2007 (excludes nine months ended September 30, 2007)	$12,916
2008	41,761
2009	11,567
2010	10,044
2011	8,067
Thereafter	83,485

Total	$167,840

4.	DISCONTINUED OPERATION

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary, for approximately $6.0 million in cash. In accordance with SFAS No. 144, Quanta has presented EPA’s income statement for the current and prior periods as a discontinued operation in the accompanying consolidated income statements. Quanta does not allocate corporate debt or interest expense to discontinued operations. A pre-tax gain of approximately $3.7 million was recorded in the three and nine months ended September 30, 2007 and included as income from discontinued operation in the condensed consolidated income statement for such periods.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amounts of revenues and pre-tax income (including the pre-tax gain of $3.2 million in the three and nine months ended September 30, 2007) related to EPA and included in income from discontinued operation are as follows (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	$4,862	$3,392	$14,607	$14,693
Income before income tax provision	$150	$3,417	$830	$4,107

The assets, liabilities and cash flows associated with EPA have historically been immaterial to Quanta’s balance sheet and cash flows.

5.	STOCK-BASED COMPENSATION:

On May 24, 2007, Quanta stockholders approved the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan). The 2007 Plan provides for the award of restricted common stock, incentive stock options and non-qualified stock options. Quanta’s 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan) was terminated effective May 24, 2007, and no further awards or grants under the 2001 Plan will occur. Outstanding awards and grants made under the 2001 Plan will however continue to be governed by its terms. The 2007 Plan and the 2001 Plan are referred to as the Quanta Plans.

In connection with the Merger, Quanta assumed InfraSource’s 2003 Omnibus Stock Incentive Plan and 2004 Omnibus Stock Incentive Plan (the InfraSource Plans). Outstanding awards of InfraSource stock options were converted to options to acquire Quanta common stock, and outstanding awards of InfraSource restricted common stock were converted to Quanta restricted common stock, each as described in further detail below. Additionally, InfraSource had a 2004 Employee Stock Purchase Plan (2004 ESPP) which was terminated prior to the Merger. Quanta did not assume any liability related to the 2004 ESPP but will receive tax benefits as shares are sold out of the 2004 ESPP.

Restricted Stock

Under the Quanta Plans, Quanta issues restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the restricted stockholders are entitled to vote and receive dividends on such shares.

In connection with the Merger, each share of restricted common stock issued under the InfraSource Plans that was outstanding on August 30, 2007 was converted into 1.223 restricted shares of Quanta common stock. The shares of restricted common stock issued under the InfraSource Plans remain subject to forfeiture, restrictions on transfer and certain other conditions of the awards until they vest, which generally occurs in equal annual installments over three or four year periods commencing on the first anniversary of the grant date, with certain exceptions. During the restriction period, the restricted stockholders are entitled to vote and receive dividends on such shares. The vesting period for some holders of restricted stock will accelerate and the forfeiture and transfer restrictions will lapse if their employment is terminated.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quanta granted the following amounts of restricted common stock at the weighted average grant date prices stated below:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Shares of restricted common stock issued	6,694	7,675	682,668	430,157
Weighted average grant date price	$17.18	$27.16	$13.92	$25.70

The above table does not include the approximately 101,000 shares of Quanta restricted stock that were issued on August 30, 2007 upon conversion of the InfraSource restricted stock in connection with the Merger.

A summary of Quanta’s restricted stock activity for the nine months ended September 30, 2007 is as follows (shares in thousands):

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at January 1, 2007	1,298	$10.85
Granted	430	$25.70
Conversion of InfraSource restricted stock to Quanta restricted stock	101	$27.39
Vested	(635)	$9.73
Forfeited	(32)	$17.27

Unvested at September 30, 2007	1,162	$15.86

The number of shares of Quanta restricted common stock issued upon the conversion of the restricted stock issued under the InfraSource Plans is shown net of approximately 81,000 shares that vested in September 2007 due to termination of employment of the holders of such stock following the change of control of InfraSource.

As of September 30, 2007, there was approximately $14.5 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.78 years.

Stock Options

In connection with the Merger, each option to purchase shares of InfraSource common stock granted under the InfraSource Plans that was outstanding on August 30, 2007 was converted into an option to purchase the number of whole shares of Quanta common stock that was equal to the number of shares of InfraSource common stock subject to that option immediately prior to the effective time of the Merger multiplied by 1.223. These options were converted on the same terms and conditions as applied to each such option immediately prior to the Merger. The exercise price for each InfraSource option granted was also adjusted by dividing the exercise price in effect immediately prior to the Merger for each InfraSource option by 1.223. The InfraSource options generally vest over four years and have a maximum term of ten years; however, some options vested on August 30, 2007 due to change of control provisions in place in certain InfraSource option or management agreements, and there has been and will be additional accelerated vesting if the employment of certain option holders is terminated.

In connection with the Merger, Quanta was required to calculate the fair value of the InfraSource stock options as of August 30, 2007. To calculate the fair value, Quanta made certain assumptions. Quanta estimated expected stock price volatility based on the historical volatility of Quanta’s common stock. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of the InfraSource options. The dividend yield assumption is based on Quanta’s intent not to issue a dividend. Quanta

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

currently uses the simplified method to calculate expected holding periods as provided for under Staff Accounting Bulletin No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Forfeitures were estimated based on Quanta’s historical experience.

The fair values of the InfraSource options were estimated on the acquisition date using the Black-Scholes option pricing model with the following assumptions, which are preliminary and subject to change:

August 30, 2007

Weighted Average Assumptions:
Expected volatility	40%
Dividend yield	0%
Risk-free interest rate	4.13 - 4.20%
Annual forfeiture rate	8%
Expected holding period (in years)	6.25

The following table summarizes information for all of the InfraSource options outstanding and exercisable from the period August 31, 2007 to September 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Options	Share	Life	Value
				(In thousands)

Balance, August 31, 2007	1,927,369	$10.61
Granted	—	—
Exercised	(178,020)	$5.34
Canceled	—	—

Balance, September 30, 2007	1,749,349	$10.79

As of September 30, 2007:
Fully vested options and options expected to ultimately vest	1,668,455	$10.65	7.72	$26,362

Options exercisable	951,261	$9.08	7.17	$16,523

	As of September 30, 2007
	Stock Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average	Number of	Weighted
	Number of Stock	Contractual	Exercise	Stock	Average
Range of Exercise Prices	Options	Life	Price	Options	Exercise Price

$3.76 - $3.76	350,657	5.99	$3.76	350,657	$3.76
$6.44 - $9.80	452,219	8.07	$9.39	127,218	$9.39
$10.63 - $13.09	340,267	6.71	$10.76	244,124	$10.81
$13.84 - $16.80	606,206	8.99	$15.92	229,262	$15.17

	1,749,349			951,261

The aggregate intrinsic value above represents the total pre-tax intrinsic value, based on our closing stock price of $26.45 on September 28, 2007, which would have been received by the InfraSource option holders had all option

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

holders exercised their options as of that date. The total number of shares related to in-the-money options exercisable on September 30, 2007 was 951,261.

As of September 30, 2007, there was approximately $6.9 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 1.71 years.

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock, options exercised and Quanta’s and InfraSource’s employee stock purchase plans, both of which have been terminated, are as follows (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Non-cash compensation expense related to restricted stock	$1,601	$2,127	$4,618	$5,748
Non-cash compensation expense related to stock options	—	337	—	337

Total stock-based compensation included in selling, general and administrative expenses	$1,601	$2,464	$4,618	$6,085

Actual tax benefit (expense) for the tax deductions from vested restricted stock	$(982)	$202	$3,234	$2,542
Actual tax benefit for the tax deductions from options exercised	73	1,357	389	4,567
Actual tax benefit related to the employee stock purchase plans	26	—	137	37

Actual tax benefit (expense) related to stock-based compensation expense included as a financing activity on the statement of cash flows	(883)	1,559	3,760	7,146
Income tax benefit related to non-cash compensation expense from restricted stock	621	256	1,845	2,596

Total tax benefit (expense) related to stock-based compensation expense	$(262)	$1,815	$5,605	$9,742

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2007 is illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Income for basic earnings per share:
From continuing operations	$22,299	$46,950	$47,394	$99,599
From discontinued operation	124	2,371	547	2,791

Net income	$22,423	$49,321	$47,941	$102,390

Weighted average shares outstanding for basic earnings per share	117,202	136,279	116,959	124,362
Basic earnings per share:
From continuing operations	$0.19	$0.34	$0.41	$0.80
From discontinued operation	—	0.02	—	0.02

Net income	$0.19	$0.36	$0.41	$0.82

Income for diluted earnings per share:
Income from continuing operations	$22,299	$46,950	$47,394	$99,599
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	3,198	3,198	6,689	9,596

Income from continuing operations for diluted earnings per share	25,497	50,148	54,083	109,195
Income from discontinued operation	124	2,371	547	2,791

Net income for diluted earnings per share	$25,621	$52,519	$54,630	$111,986

Calculation of weighted average shares for diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	117,202	136,279	116,959	124,362
Effect of dilutive stock options and restricted stock	681	939	743	815
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	30,651	30,651	24,237	30,651

Weighted average shares outstanding for diluted earnings per share	148,534	167,869	141,939	155,828

Diluted earnings per share:
From continuing operations	$0.17	$0.30	$0.38	$0.70
From discontinued operation	—	0.01	—	0.02

Net income	$0.17	$0.31	$0.38	$0.72

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the three months and nine months ended September 30, 2007, stock options for approximately 0.1 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of Quanta’s common stock. For the three and nine months ended September 30, 2006, stock options for approximately 0.2 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For all periods, the effect of assuming conversion of the 4.0% convertible subordinated notes would be antidilutive, and accordingly were excluded from the calculation of diluted earnings per share. The 4.0% convertible subordinated notes were repaid on July 2, 2007, and they were not outstanding for any material portion of the three months ended September 30, 2007. For the nine months ended September 30, 2006, the effect of assuming conversion of the 3.75% convertible subordinated notes would be antidilutive, and accordingly were excluded from the calculation of diluted earnings per share.

7.	DEBT:

Credit Facility

As of September 30, 2007, Quanta has a credit facility with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

During the third quarter of 2007, Quanta entered into two amendments to the credit facility. The first amendment was entered into in connection with the consummation of the Merger and was effective August 30, 2007. Among other terms, the first amendment amended the timing of (a) the requirement of Quanta and its subsidiaries to pledge certain regulated assets acquired in the Merger and (b) the requirement of Quanta’s regulated subsidiaries acquired in the Merger to become guarantors under the credit agreement. Additionally, the first amendment provided an exception to the pledge of certain licenses acquired in the Merger, added certain security interests acquired in the Merger as permitted liens, added certain surety bonds acquired in the Merger as permitted indebtedness and added the sale of the assets of a Quanta subsidiary as a permitted disposition. The second amendment, effective as of September 19, 2007, increased the amount of the aggregate revolving commitments in effect from $300.0 million to $475.0 million and extended the maturity date to September 19, 2012. The second amendment also provided for additional types and amounts of (i) permitted liens and other encumbrances on Quanta’s assets, (ii) permitted indebtedness, (iii) permitted investments and other similar payments and (iv) exceptions to certain other restrictions. Additionally, the second amendment removed the minimum consolidated net worth covenant and adjusted the interest rates for borrowings under the amended credit agreement. Quanta incurred $0.8 million in costs in the third quarter of 2007 associated with these amendments to the credit facility. These costs were capitalized and, along with costs incurred in connection with the amendment and restatement of the credit facility in June 2006, are being amortized until September 19, 2012, the amended maturity date.

As of September 30, 2007, Quanta had approximately $171.6 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $303.4 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of September 30, 2007, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its surety and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of Quanta’s assets. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its 3.75% and 4.5% convertible subordinated notes. The capital stock and assets of certain of Quanta’s regulated U.S. subsidiaries acquired in the Merger will not be pledged under the credit facility, and these subsidiaries will also not be included as guarantors under the credit facility, until regulatory approval to do so is obtained.

4.0% Convertible Subordinated Notes

As of September 30, 2007, no 4.0% convertible subordinated notes were outstanding. The outstanding balance of $33.3 million of these notes was repaid on July 2, 2007.

4.5% Convertible Subordinated Notes

As of September 30, 2007, Quanta had approximately $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

indenture under which the notes were issued. During each quarter of 2006, and in the first three quarters of 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder. During the third quarter of 2007, $8,000 in aggregate principal amount of the 4.5% Notes were settled in cash. The remaining notes are presently convertible at the option of each holder, and the conversion period will expire on December 31, 2007, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

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

In October 2007, Quanta reclassified the $270.0 million principal balance of the 4.5% Notes as a current obligation as the holders’ repurchase right described above arises within the next 12 months. Quanta is currently evaluating whether it will pay cash, issue equity or incur additional debt to settle this cash obligation.

3.75% Convertible Subordinated Notes

As of September 30, 2007, Quanta had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes are not presently convertible. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

8.	STOCKHOLDERS’ EQUITY:

Treasury Stock

Pursuant to Quanta’s stock-based compensation plans, including the InfraSource Plans assumed by Quanta in the Merger, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first nine months of 2007, Quanta withheld 209,337 shares of Quanta common stock with a total market value of $4.4 million to satisfy the tax withholding obligations, and these shares were accounted for as treasury stock.

Other Comprehensive Income

The following table presents the components of comprehensive income for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Net income	$49,321	$102,390
Foreign currency translation adjustment	1,697	1,697

Comprehensive income	$51,018	$104,087

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income as a result. See further descriptions in Note 1 — “Functional Currency and Translation of Financial Statements.”

9.	SEGMENT INFORMATION:

Quanta has aggregated each of its individual operating units into one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including engineering, designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In connection with the Merger, Quanta expanded and enhanced its capabilities in its existing services and added a dark fiber leasing business that leases point-to-point telecommunications infrastructure in select markets.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents information regarding revenues derived from the various industries served by Quanta aggregated by type of work, whereas such has been provided historically by type of customer. Accordingly, revenues related to all periods have been changed as necessary to reflect revenue by type of work rather than by type of customer. Revenues by type of work are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Electric power and gas network services	$341,092	$450,137	$1,022,862	$1,245,813
Telecommunications and cable television network services	96,500	127,336	280,991	287,516
Ancillary services	86,014	78,392	220,550	243,715

	$523,606	$655,865	$1,524,403	$1,777,044

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $9.7 million and $36.5 million of its revenues from foreign operations during the three and nine months ended September 30, 2006 and $20.2 million and $49.3 million of its revenues from foreign operations during the three and nine months ended September 30, 2007. The majority of revenues from foreign operations was earned in Canada during the three and nine months ended September 30, 2006 and 2007.

10.	BENEFIT PLANS

Quanta and certain of its subsidiaries have union affiliations, and certain field employees are members of local unions. Wages and benefits paid to those employees are established by negotiated contracts that expire at various times. Quanta and its subsidiaries also make payments to various retirement plans for construction employees under the terms of union agreements.

Quanta 401(k) Plan

Quanta has a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees.

InfraSource 401(k) Plan

InfraSource has a 401(k) plan which continues to benefit all of its former subsidiaries for the majority of office and supervisory employees. The plan allows eligible employees to contribute up to 15% of their pre-tax base compensation. Matching contributions are 50% of pre-tax contribution up to 6% of the employees’ annual compensation. The InfraSource 401(k) plan will be frozen December 31, 2007, and participants will be allowed to participate in the Quanta 401(k) plan thereafter. Additionally, some of the former InfraSource subsidiaries maintain profit sharing plans for certain employees, none of which are tax-qualified plans under the Internal Revenue Code.

11.	COMMITMENTS AND CONTINGENCIES:

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, are

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated in 2003 and committed other acts of misconduct following the filing of the petition. The parties have tentatively agreed to settle this lawsuit. In the event a final settlement is not reached, however, the continuing defense of this InfraSource lawsuit could result in substantial costs and a diversion of the attention and resources of management, and if the plaintiffs are successful in their lawsuit, Quanta’s business, financial condition or results of operations may be adversely affected by the damages that Quanta could be required to pay. As such, Quanta has accrued an amount equal to its estimate.

Quanta is also from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s financial position, results of operations or cash flows.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Some of Quanta’s customers have experienced significant financial difficulties. These economic conditions expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of September 30, 2007 or revenues for the three or nine months ended September 30, 2007.

Self-Insurance

As of September 30, 2007, Quanta was insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is insured for an additional cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continues to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which is subject to a deductible of $150,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. The accruals are based upon known facts and historical trends and management believes such accruals to

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

be adequate. As of December 31, 2006 and September 30, 2007, the gross amount accrued for self-insurance claims totaled $117.2 million and $155.1 million, with $73.4 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2006 and September 30, 2007 were $10.7 million and $15.8 million, of which $5.0 million and $7.0 million are included in prepaid expenses and other current assets and $5.7 million and $8.8 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on Quanta’s behalf for the above-mentioned policy periods is approximately $4.7 million, and Quanta has recorded a receivable and corresponding liability for such amount as of September 30, 2007. However, Quanta’s estimate of the potential range of these future claim amounts is between $2 million and $8 million. The actual amounts ultimately paid by Quanta related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to Quanta, or any alternative actions Quanta may pursue, to have a material adverse impact on Quanta’s financial condition; however, the impact could be material to Quanta’s results of operations or cash flows in a given period.

Performance Bonds

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of September 30, 2007, the total amount of outstanding performance bonds was approximately $976.7 million and the estimated cost to complete these bonded projects was approximately $182.1 million.

In addition, InfraSource had a surety facility prior to the Merger. While no new surety bonds will be issued under such facility, the facility remains in place for surety bonds issued prior to the Merger. Of the total performance bonds outstanding at September 30, 2007, approximately $243.3 million were outstanding under this InfraSource facility, and the estimated cost to complete these InfraSource bonded projects was approximately $56.1 million.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2007 (in thousands):

Operating
Leases

Year Ending December 31 —
2007 (excludes nine months ended September 30, 2007)	$14,274
2008	46,779
2009	35,066
2010	28,225
2011	23,008
Thereafter	34,177

Total minimum lease payments	$181,529

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2007, the maximum guaranteed residual value was approximately $143.9 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Employment Agreements

Quanta has entered into various employment agreements with certain executives which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of Quanta. In addition, InfraSource entered into employment agreements with its executives and other employees, which also provide for compensation, benefits and severance payments upon termination of employment upon a change of control of InfraSource. Upon the occurrence of any of the defined events in the various employment agreements, Quanta will pay certain amounts to the employee, which vary with the level of the employee’s responsibility.

Collective Bargaining Agreements

Certain of Quanta’s subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2007, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

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

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe that we are the largest contractor servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the nine months ended September 30, 2007 of approximately $1.8 billion, of which 70.1% was attributable to electric power and gas work, 16.2% to telecommunications and cable television work and 13.7% to ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

Merger with InfraSource Services, Inc.

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). Similar to Quanta, InfraSource provides design, engineering, procurement, construction, testing and maintenance services to electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses, primarily in the United States. As a result of the Merger, Quanta enhanced and expanded its position as a leading specialized contracting services company serving the electric power, gas, telecommunications and cable television industries and added a dark fiber leasing business. The dark fiber leasing business consists primarily of leasing point-to-point telecommunications infrastructure in select markets to communication services providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Seasonality and Fluctuations of Results

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter and revenues often are impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby reduce revenues and increase costs.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional economic conditions, timing of acquisitions and the timing and magnitude of acquisition assimilation costs may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition and results of operations.

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

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed-price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Gross margins for installation work may vary from project to project, and can be higher than maintenance work, because work obtained on a fixed-price basis has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our annual revenues from maintenance work, but a higher portion of installation work in any given quarter may affect our gross margins for that quarter.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of September 30, 2007, Quanta was insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is insured for an additional cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continues to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which is subject to a deductible of $150,000 per claimant per year.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine months indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007

Revenues	$523,606	100.0%	$655,865	100.0%	$1,524,403	100.0%	$1,777,044	100.0%
Cost of services (including depreciation)	440,864	84.2	540,812	82.5	1,303,052	85.5	1,499,172	84.4

Gross profit	82,742	15.8	115,053	17.5	221,351	14.5	277,872	15.6
Selling, general and administrative expenses	44,768	8.5	59,816	9.1	132,988	8.7	155,793	8.7
Amortization of intangible assets	91	—	4,868	0.7	272	—	6,332	0.4

Operating income	37,883	7.3	50,369	7.7	88,091	5.8	115,747	6.5
Interest expense	(5,736)	(1.1)	(5,165)	(0.8)	(21,414)	(1.4)	(16,261)	(0.9)
Interest income	4,297	0.8	5,389	0.8	10,312	0.7	15,341	0.8
Gain (loss) on early extinguishment of debt	—	—	(11)	—	1,598	0.1	(11)	—
Other income (expense), net	59	—	(702)	(0.1)	387	—	(591)	—

Income from continuing operations before income taxes	36,503	7.0	49,880	7.6	78,974	5.2	114,225	6.4
Provision for income taxes	14,204	2.7	2,930	0.4	31,580	2.1	14,626	0.8

Income from continuing operations	$22,299	4.3%	$46,950	7.2%	$47,394	3.1%	$99,599	5.6%

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues.  Revenues increased $132.3 million, or 25.3%, to $655.9 million for three months ended September 30, 2007. Of the $132.3 million increase, $90.8 million relates to the September 2007 revenues of the InfraSource operating units acquired through the Merger. The remaining $41.5 million increase is mainly due to electric power and gas services increasing by approximately $37.4 million or 11%, primarily due to the increased number and size of projects that are a result of larger capital budgets for our customers, as well as improved pricing. In addition, better weather in the Northeast contributed to higher levels of productivity, which was partially offset by lower productivity caused by heavy rainfall in the south central United States during the early part of the quarter. Revenues from telecommunications and cable television services increased by $16.3 million or 17%, primarily due to increased services related to fiber-to-the-premise initiatives and increased pricing. These increases were partially offset by a decrease in ancillary services of $11.6 million or 14%, primarily due to the timing of projects.

Gross profit.  Gross profit increased $32.3 million, or 39.1%, to $115.1 million for the three months ended September 30, 2007. As a percentage of revenues, gross margin increased from 15.8% for the three months ended September 30, 2006 to 17.5% for the three months ended September 30, 2007. Of the $32.3 million increase, $15.1 million relates to the September 2007 gross profit of the InfraSource operating units acquired in the Merger. The additional $17.2 million increase in gross profit resulted primarily from increased margins associated with generally improved pricing for our services, higher productivity and good weather that favorably impacted projects in the Northeast and better absorption of fixed costs. These positive effects were partially offset by lower productivity on certain projects due to heavy rainfall in the south central United States during the early part of the quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $15.0 million, or 33.6%, to $59.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. As a percentage of revenues, selling, general and administrative expenses increased from 8.5% in the third quarter of 2006 to 9.1% in the third quarter of 2007. Of the $15.0 million increase, $7.4 million relates to the September 2007 selling, general and administrative expenses of the InfraSource operating units acquired in the Merger. Excluding these costs, selling, general and administrative expenses increased $7.6 million primarily due to $2.4 million in increased salaries and benefits costs associated with additional personnel, salary increases and higher performance bonuses, $2.0 million in increased professional fees primarily associated with ongoing litigation costs and $1.4 million in integration planning costs that were incurred in the third quarter of 2007 as part of the InfraSource acquisition. We incurred $0.9 million in net losses on sales of equipment during the third quarter of 2007, as compared to $0.1 million in net losses on sales of equipment in the third quarter of 2006. Additionally, we had increases in bad debt expense of $0.6 million and travel costs of $0.6 million.

Amortization of intangible assets.  Amortization of intangible assets increased $4.8 million to $4.9 million for the three months ended September 30, 2007. This increase is due to the amortization of intangible assets associated with acquisitions completed during the first nine months of 2007. Intangible assets recorded as part of the InfraSource acquisition were $111.8 million for customer relationships and $53.1 million for backlog, which are being amortized on a straight-line basis over 15 years for customer relationships and on the pattern of consumption of economic benefits for backlog. One month of amortization expense for the intangible assets recorded as part of the InfraSource acquisition is included in Quanta’s third quarter 2007 results of operations.

Interest expense.  Interest expense for the three months ended September 30, 2007 decreased $0.6 million as compared to the three months ended September 30, 2006, primarily due to the repayment of the 4.0% convertible subordinated notes on July 2, 2007, which were outstanding during the entire third quarter of 2006, and lower commitment fees associated with our credit facility.

Interest income.  Interest income was $5.4 million for the quarter ended September 30, 2007, compared to $4.3 million for the quarter ended September 30, 2006. The increase is primarily due to higher interest rates and a higher average cash balance for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.

Provision for income taxes.  The provision for income taxes was $2.9 million for the three months ended September 30, 2007, with an effective tax rate of 5.9%, compared to a provision of $14.2 million for the three months ended September 30, 2006, with an effective tax rate of 38.9%. Quanta recorded tax benefits of $17.9 million for the three months ended September 30, 2007 and $0.4 million for the three months ended September 30, 2006 due to decreases in reserves for uncertain tax benefits resulting from the expiration of various federal and state tax statutes of limitations.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues.  Revenues increased $252.6 million, or 16.6%, to $1.8 billion for the nine months ended September 30, 2007. Of the $252.6 million increase, $90.8 million relates to the September 2007 revenues of the InfraSource operating units acquired in the Merger. The remaining $161.8 million increase is primarily attributable to electric power and gas services increasing by approximately $150.0 million or 15%, primarily a result of a higher volume of emergency restoration services performed during the first quarter of 2007 as compared to the first quarter of 2006, coupled with an increased number and size of projects as a result of larger capital budgets of our customers, as well as improved pricing. In addition, better weather in the Northeast during the third quarter of 2007 contributed to higher levels of productivity, which was partially offset by lower productivity caused by heavy rainfall in the south central United States in the second and third quarters of 2007. Revenues from telecommunications and cable television services increased by $14.0 million or 6%, primarily due to increased services related to fiber-to-the-premise initiatives and increased pricing. Ancillary services remained relatively constant through both periods.

Gross profit.  Gross profit increased $56.5 million, or 25.5%, to $277.9 million for the nine months ended September 30, 2007. As a percentage of revenues, gross margin increased from 14.5% for the nine months ended September 30, 2006 to 15.6% for the nine months ended September 30, 2007. Of the $56.5 million increase,

$15.1 million relates to the September 2007 gross profit of the InfraSource operating units acquired in the Merger. The additional $41.4 million increase in gross margin is primarily attributable to generally improved pricing for our services, higher productivity and good weather in the third quarter of 2007 that favorably impacted projects in the Northeast and a higher volume of emergency restoration services performed during the first quarter of 2007 as compared to the first quarter of 2006. These positive effects were partially offset by lower productivity caused by heavy rainfall in the south central United States in the second and third quarters of 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $22.8 million, or 17.1%, to $155.8 million for the nine months ended September 30, 2007. As a percentage of revenues, selling, general and administrative expenses remained constant at 8.7%. Of the $22.8 million increase, $7.4 million relates to the September 2007 selling, general and administrative expenses of the InfraSource operating units acquired in the Merger. Excluding these costs, selling, general and administrative expenses increased $15.8 million primarily due to $4.8 million in increased salaries and benefits costs associated with additional personnel, salary increases and higher performance bonuses, $4.1 million in increased professional fees primarily associated with ongoing litigation costs and $1.8 million in integration planning costs that were incurred during 2007 as part of the InfraSource acquisition. We incurred $1.2 million in net losses on sales of equipment during the nine months ended September 30, 2007, as compared to $0.5 million in net gains on sales of equipment during the nine months ended September 30, 2006. Additionally, we had an increase in travel costs of $0.8 million.

Amortization of intangible assets.  Amortization of intangible assets increased $6.1 million to $6.3 million for the nine months ended September 30, 2007. This increase is due to the amortization of intangible assets associated with acquisitions completed during the first nine months of 2007. Intangible assets recorded as part of the InfraSource acquisition were $111.8 million for customer relationships and $53.1 million for backlog, which are being amortized on a straight-line basis over 15 years for customer relationships and on the pattern of consumption of economic benefits for backlog. One month of amortization expense for the intangible assets recorded as part of the InfraSource acquisition is included in Quanta’s results of operations for the first nine months of 2007.

Interest expense.  Interest expense for the nine months ended September 30, 2007 decreased $5.2 million to $16.3 million as compared to the nine months ended September 30, 2006, primarily due to the expensing of unamortized debt issuance costs of $3.3 million during the nine months ended September 30, 2006 as a result of replacing our prior credit facility in June 2006 and repurchasing 80.7% of our 4.0% convertible subordinated notes. The remaining decrease is primarily due to the lower interest rate associated with our 3.75% convertible subordinated notes that were issued in the second quarter of 2006, the proceeds of which were used to repurchase a substantial portion of the 4.0% convertible subordinated notes, as well as the subsequent maturity of the remaining 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $15.3 million for the nine months ended September 30, 2007, compared to $10.3 million for the nine months ended September 30, 2006. The increase is primarily due to higher interest rates and a higher average cash balance for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Provision for income taxes.  The provision for income taxes was $14.6 million for the nine months ended September 30, 2007, with an effective tax rate of 12.8%, compared to a provision of $31.6 million for the nine months ended September 30, 2006, with an effective tax rate of 40.0%. The lower effective tax rate for 2007 results from $15.3 million and $17.9 million of tax benefits recorded in the first and third quarters of 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit in the first quarter of 2007 and the expiration of various federal and state tax statutes of limitations during the third quarter of 2007.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $371.5 million as of September 30, 2007, our credit facility, short term investments, if any, and our future cash flow from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. We believe that we have adequate cash and availability under our credit facility to meet all such needs.

Capital expenditures are expected to be approximately $110.0 million for 2007. Approximately $27.4 million of expected 2007 capital expenditures are targeted for dark fiber expansion during the period subsequent to the InfraSource acquisition.

The 4.5% notes are presently convertible at the option of each holder, and the conversion period will expire on December 31, 2007, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions. Additionally, the 3.75% notes were convertible during the third quarter of 2007, but the conversion period expired September 30, 2007, and the 3.75% notes are not presently convertible. The 3.75% notes could become convertible in future periods upon the satisfaction of the market price condition or other conditions. If any holder of the convertible notes requests to convert their notes, Quanta has the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During the third quarter 2007, $8,000 par value of the 4.5% Notes were settled for $18,830 in cash. The difference between the par value and the cash paid was recorded as a loss on extinguishment of debt in the income statement.

Additionally, in October 2007, Quanta reclassified the $270.0 million principal amount of the 4.5% Notes as a current obligation as the holders may elect repayment in cash on October 1, 2008. Quanta is currently evaluating whether it will pay cash, issue equity or acquire additional debt to settle this obligation.

Sources and Uses of Cash

As of September 30, 2007, we had cash and cash equivalents of $371.5 million, working capital of $800.6 million and long-term debt of $413.8 million, net of current maturities. We also had $171.6 million of letters of credit outstanding under our credit facility, leaving $303.4 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. Working capital needs are generally higher during the spring and summer seasons due to increased construction in weather-affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities provided net cash to us of $42.8 million during the three months ended September 30, 2007 as compared to $46.8 million during the three months ended September 30, 2006. Operating activities provided net cash to us of $115.3 million during the nine months ended September 30, 2007 as compared to $79.3 million during the nine months ended September 30, 2006. The first quarter of 2007 had substantial operating cash flows due to a significant amount of emergency restoration services performed during December 2006 and the first quarter of 2007, which were collected as of the end of the first quarter of 2007.

Investing Activities

During the nine months ended September 30, 2007, we used net cash in investing activities of $45.4 million as compared to $313.8 million in the first nine months of 2006. Investing activities in 2006 and the first quarter of 2007 included purchases and sales of short-term investments. In the first quarter of 2007, we invested in variable rate demand notes (VRDNs), which are classified as short-term investments, available for sale when held. We did not invest in VRDNs in the second or third quarters of 2007. Other investing activities for the first nine months of 2007 include $61.0 million used for capital expenditures offset by $14.7 million of proceeds from the sale of equipment. The $24.8 million increase in capital expenditures for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is consistent with our estimated $61.5 million increase in capital expenditures for the year ended December 31, 2007 compared to actual capital expenditures of $48.5 million for the year ended December 31, 2006. This increase is related primarily to the growth in our business and the

Merger. Approximately $27.4 million of the estimated increase relates to purchases of dark fiber during the period subsequent to the Merger.

Financing Activities

For the nine months ended September 30, 2007, financing activities used net cash flow of $83.8 million as compared to $2.5 million used in financing activities for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net cash used in financing activities resulted from a $60.5 million repayment of debt associated with the Merger and a $33.3 million repayment of the 4.0% Notes, partially offset by a $7.1 million tax benefit from stock-based equity awards and $5.4 million received from the exercise of stock options. Contributing to a net use of cash for the nine months ended September 30, 2006 was a payment of $5.9 million in debt issuance costs related to our second quarter 2006 issuance of our 3.75% convertible subordinated notes, coupled with $1.3 million in net debt repayments resulting primarily from the repurchase of a portion of our 4.0% convertible subordinated notes and net repayment of other long-term debt, partially offset by the issuance of our 3.75% convertible subordinated notes.

Debt Instruments

Credit Facility

As of September 30, 2007, Quanta has a credit facility with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire amount of the credit facility is available for the issuance of letters of credit.

During the third quarter of 2007, we entered into two amendments to the credit facility. The first amendment was entered into in connection with the consummation of the Merger and was closed August 30, 2007. Among other terms, the first amendment amended the timing of (a) the requirement of Quanta and its subsidiaries to pledge certain regulated assets acquired in the Merger and (b) the requirement of Quanta’s regulated subsidiaries acquired in the Merger to become guarantors under the Credit Agreement.

Additionally, the first amendment provided an exception to the pledge of certain licenses acquired in the Merger, added certain security interests acquired in the Merger as permitted liens, added certain surety bonds acquired in the Merger as permitted indebtedness and added the sale of the assets of a Quanta subsidiary as a permitted disposition. The second amendment, effective as of September 19, 2007, increased the amount of the aggregate revolving commitments in effect from $300.0 million to $475.0 million and extended the maturity date to September 19, 2012. The second amendment also provided for additional types and amounts of (i) permitted liens and other encumbrances on our assets, (ii) permitted indebtedness, (iii) permitted investments and other similar payments and (iv) exceptions to certain other restrictions. Additionally, the second amendment removed the minimum consolidated net worth covenant and adjusted the interest rates for borrowings under the amended credit agreement. Quanta incurred $0.8 million in costs in the third quarter of 2007 associated with these amendments to the credit facility. These costs were capitalized and, along with costs incurred in connection with the amendment and restatement of the credit facility in June 2006, are being amortized until September 19, 2012, the amended maturity date.

As of September 30, 2007, we had approximately $171.6 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $303.4 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of September 30, 2007, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our surety and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% and 4.5% convertible subordinated notes. The capital stock and assets of certain of Quanta’s regulated U.S. subsidiaries acquired in the Merger will not be pledged under the credit facility, and these subsidiaries will also not be included as guarantors under the credit facility, until regulatory approval to do so is obtained.

4.0% Convertible Subordinated Notes

As of September 30, 2007, no 4.0% convertible subordinated notes were outstanding. The outstanding balance of $33.3 million of the notes was repaid on July 2, 2007.

4.5% Convertible Subordinated Notes

As of September 30, 2007, Quanta had approximately $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each quarter of 2006, and in the first three quarters of 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder During the third quarter 2007, $8,000 in aggregate principal amount of the 4.5% Notes were settled in cash. The remaining notes are presently convertible at the option of each holder, and the conversion period will expire on December 31, 2007, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

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

In October 2007, Quanta reclassified the $270.0 million principal amount of the 4.5% Notes as a current obligation as the holders’ repurchase right described above arises within the next 12 months. Quanta is currently evaluating whether it will pay cash, issue equity or acquire additional debt to settle this cash obligation.

3.75% Convertible Subordinated Notes

As of September 30, 2007, Quanta had $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes) outstanding. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes are not presently convertible. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2007, the maximum guaranteed residual value was approximately $143.9 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2007, we had $171.6 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program, which includes the $37.2 million in letters of credit outstanding under InfraSource’s facility prior to the Merger that was transferred to our credit facility upon consummation of the Merger. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2007 and 2008. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2007, an aggregate of approximately $976.7 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $182.1 million as of September 30, 2007.

In addition, InfraSource had a surety facility prior to the Merger. While no new surety bonds will be issued under such facility, the facility remains in place for surety bonds issued prior to the Merger. Of the total performance bonds outstanding at September 30, 2007, approximately $243.3 million were outstanding under this InfraSource facility, and the estimated cost to complete these InfraSource bonded projects was approximately $56.1 million.

Contractual Obligations

As of September 30, 2007, our future contractual obligations are estimated to be as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt — principal	$413,893	$88	$270,055	$—	—	—	$143,750
Long-term debt — interest	42,023	4,385	14,511	5,391	5,391	5,391	6,954
Operating lease obligations	181,529	14,274	46,779	35,066	28,225	23,008	34,177

Total	$637,445	$18,747	$331,345	$40,457	$33,616	$28,399	$184,881

Actual maturities may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates.

As of September 30, 2007, we had no borrowings under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance. As of September 30, 2007, the total unrecognized tax benefit related to uncertain tax positions was $46.9 million. We estimate that $0.1 million of this will be paid within the next twelve months. We also believe that it is reasonably possible that within the next twelve months the total unrecognized tax benefits will decrease by $1.6 million to $1.8 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Some of Quanta’s customers have experienced significant financial difficulties. These economic conditions expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of September 30, 2007 or revenues for the three or nine months ended September 30, 2007.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, are defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on

September 21, 2005. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated and committed other acts of misconduct following the filing of the petition. The parties have tentatively agreed to settle this lawsuit. In the event a final settlement is not reached, however, the continuing defense of this InfraSource lawsuit could result in substantial costs and a diversion of the attention and resources of management, and if the plaintiffs are successful in their lawsuit, Quanta’s business, financial condition or results of operations may be adversely affected by the damages Quanta could be required to pay. As such, we have accrued an amount equal to our estimate.

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

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies and payables to prior owners who are now employees.

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

There is a proposed FASB Staff Position APB-14a: “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP APB-14a) which was open for comments through October 15, 2007. If adopted, FSP APB-14a would require issuers of convertible debt instruments within the scope of the FSP to first determine the carrying amount of the liability component of the convertible debt by measuring fair value of a similar liability that does not have an associated equity component. The issuers would then calculate the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its initial fair value would be amortized to interest cost using the interest method. FSP APB-14a states that it will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. FSP APB-14a has not yet been finalized, and the actual requirements under this FSP may be modified prior to its final adoption. If adopted, it will be applied retroactively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. If adopted in its proposed form, the impact of FSP APB-14a may be material to Quanta’s results of operations but would not impact its cash flows. The impact of the cumulative effect of change in accounting principle on the consolidated financial position has not yet been determined, as this FSP is not yet final and is subject to change.

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

Revenue Recognition.  Quanta designs, installs and maintains networks for the electric power, gas, telecommunications and cable television industries, as well as provides various ancillary services to commercial, industrial and governmental entities. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under our unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue when units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input-basis, as labor hours are incurred and services are performed.

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

Through the acquisition of InfraSource on August 30, 2007, Quanta has fiber-optic facility licensing agreements with various customers. Revenues earned pursuant to these fiber-optic facility licensing agreements, including initial fees, are recognized ratably over the expected length of the agreements, including probable renewal periods. Advanced billings on fiber-optic agreements are recognized as deferred revenue on Quanta’s balance sheets.

Self-Insurance.  As of September 30, 2007, Quanta was insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is insured for an additional cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $250,000 per claimant per year.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource will also continue to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which is subject to a deductible of $150,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.7 million; however, our estimate of the potential range of these future claim amounts is between $2 million and $8 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions that we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

Valuation of Intangibles and Long-Lived Assets.  SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income (loss) from operations.

SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from our impairment test; therefore, we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. When necessary, we engage third party specialists to assist us with our valuations. The valuations employ a combination of present value techniques to measure fair value. These valuations are based on a discount rate determined by management to be consistent with industry discount rates and the risks inherent in our current business model. A provision for impairment could be required in a future period if future operating results and residual values differ from our estimates. Intangible assets with definite lives are also reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be realizable.

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

Derivatives.  We account for derivative transactions in accordance with SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 and as interpreted by various Derivatives Implementation Group Issues. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting.

In June 2007, prior to the Merger, InfraSource entered into three forward contracts to hedge anticipated purchases in U.S. dollars by a Canadian functional currency entity. In accordance with our evaluation of these forward contracts in connection with its purchase price allocation for the InfraSource acquisition, we determined these forward contracts were not cash flow hedges because the anticipated purchases would not likely occur in the time periods contemplated when InfraSource entered into the forward contracts. Accordingly, changes to the fair market value of the forward contracts must be recorded in earnings subsequent to August 31, 2007. During the quarter ended September 30, 2007, a loss of approximately $0.6 million was recorded to other expense related to these forward contracts, approximately $0.1 million of which related to a contract settled on September 28, 2007 with a notional amount of approximately $1.4 million. Changes in fair market value of the two remaining forward contracts, which is determined based on the U.S. and Canadian dollar exchange rate and certain discount rates, will be included in Quanta’s consolidated income statement until the contracts expire or are terminated. As a result, additional losses may arise in the future. The two remaining forward contracts expire on December 31, 2007 and January 31, 2008 with notional amounts of approximately $6.2 million and $1.7 million.

Share-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, based on estimated fair values. The effect of expensing the fair value of stock options did not have a material impact on Quanta’s financial position or results of operations at the time of adoption through August 2007, as the number of unvested stock options remaining at the time of the adoption of SFAS No. 123(R) was not significant. However, concurrent with the InfraSource acquisition, Quanta is incurring compensation expense related to the InfraSource stock options which were converted to Quanta options as of August 30, 2007. Accordingly, our share-based compensation policy has been identified during the third quarter of 2007 as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. We value share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The InfraSource options which were converted to Quanta options were valued at August 30, 2007 to determine the estimated future compensation expense for Quanta subsequent to the acquisition. Such valuation involved using the “simplified” method of estimating the life of the stock options, which is based on the average of the vesting term and the term of the option, as a result of guidance in Staff Accounting Bulletin No. 107 issued by the SEC. We determined expected volatility using the historical method, as we have not identified a more reliable or appropriate method to predict future volatility.

As share-based compensation expense recognized during the current period is based on the value of the portion of share-based awards that is ultimately expected to vest, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant, or on the acquisition date in the case of the InfraSource options converted to Quanta options, in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate used is based on historical Quanta activity. The value of the portion of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service periods in our statements of operations. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods or if forfeitures are different than estimated, the compensation expense that we record under SFAS No. 123(R) in future periods may differ significantly.

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

Many utilities across the country have increased or are planning to increase spending on their transmission and distribution systems. As a result, we are seeing new construction, extensive pole change outs, line upgrades and maintenance projects on many systems and expect this trend to continue over the next several quarters.

We also anticipate increased spending as a result of the Energy Policy Act of 2005 (the Energy Act), which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems. Additionally, we expect renewable energy mandates to result in the need for additional construction of power plants and the related transmission lines and substations. As a result of these and other factors, we expect a continued shift in our services mix to a greater proportion of high-voltage electric power transmission and substation projects.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners, such as Quanta. These trends include an aging utility workforce, increased spending, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

In the telecommunications industry, there are several initiatives currently underway by several wireline carriers and government organizations that provide us with opportunities, in particular initiatives for fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives are underway by Verizon and AT&T, and municipalities and other government jurisdictions have also become active in these initiatives. We are also anticipating increased spending by wireless telecommunications customers on their networks, as the impact of mergers within the wireless industry has begun to lessen. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of next generation technology.

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

Our dark fiber leasing business is also experiencing vertical market growth, particularly in the education and healthcare markets where secure high-speed networks are important. We see opportunities for growth both in the markets we currently serve and new markets. To support the growth in this business, we anticipate increased capital expenditures.

Gas distribution installation services are driven in part by the housing construction market. Our gas operations have been minimally impacted by recent declines in new housing construction in certain sectors of the country. While these operations have been challenged by lower margins overall, we are taking steps to improve margins, including eliminating certain low margin contracts.

On August 30, 2007, we consummated the Merger with InfraSource, which enhances our resources and expands our service portfolio through InfraSource’s complementary businesses, strategic geographic footprint and skilled workforce. We believe the combined company will be able to better serve our customers as demand in their respective industries grows.

We continue to evaluate other potential strategic acquisitions of companies to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.

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

Capital expenditures in 2007 are expected to be approximately $110.0 million, after giving effect to the Merger completed on August 30, 2007. A majority of the expenditures will be for operating equipment and approximately $27.4 million of the expenditures is targeted for dark fiber expansion during the period subsequent to the InfraSource acquisition. We expect expenditures for 2007 to be funded substantially through internal cash flows or to the extent necessary, from cash on hand.

We believe that we are adequately positioned to capitalize upon opportunities in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise. Our acquisition of InfraSource further enhanced these strengths. Additionally, we believe that these industry opportunities and trends will increase the demand for our services; however, we cannot predict the actual timing or magnitude of the impact on us of these opportunities and trends.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the recent acquisition of InfraSource;

•	Expectations regarding our business outlook and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including:

•	Quarterly variations in our operating results;

•	Adverse changes in economic conditions and trends in the markets served by us or by our customers;

•	Our ability to effectively compete for new projects;

•	Our ability to generate internal growth;

•	Potential failure of the Energy Policy Act of 2005 to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions, including the recent acquisition of InfraSource;

•	Estimates and assumptions in determining our financial results;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	Realization of certain unrecognized tax benefits;

•	The adverse impact of goodwill or other intangible asset impairments;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	Our ability to obtain performance bonds;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Retention of key personnel and qualified employees;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to attract skilled labor and the potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Potential exposure to environmental liabilities;

•	Losses associated with hedging transactions;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The cost of borrowing, availability of credit, debt covenant compliance and other factors affecting our financing activities;

•	The potential conversion of our outstanding 4.5% Notes or 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 and as may be detailed from time to time in our other public filings with the SEC.

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

We are exposed to market risks, primarily related to increases in fuel prices and adverse changes in interest rates, as discussed below. We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting. We are currently not exposed to any significant market risks or interest rate risk from the use of derivatives. See “Currency Risk” below for a discussion of our exposure to foreign currency exchange risk from the use of derivatives.

Interest Rates.  As of September 30, 2007, the $413.8 million aggregate principal amount of 4.5% and 3.75% convertible subordinated notes were not subject to floating interest rates. However, we are exposed to fair value risk due to changes in interest rates with respect to these long-term obligations. Additionally, if FASB Staff Position APB-14a: “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP APB-14a) is adopted in its current form, which was open for comments through October 15, 2007, Quanta would be required to retroactively record interest expense beyond what it has recorded. If adopted, FSP APB-14a would require issuers of convertible debt instruments within the scope of the FSP to first determine the carrying amount of the liability component by measuring fair value of a similar liability that does not have an associated equity component. The issuers would then calculate the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. FSP APB-14a states that it will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. It will be applied retroactively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. FSP APB-14a has not yet been finalized, and the actual requirements under this FSP may be modified prior to its final adoption. If adopted in its proposed form, the impact of FSP APB-14a may be material to Quanta’s results of operations but would not impact its cash flows. The impact of the cumulative effect of the change in accounting principle on Quanta’s consolidated financial position has not yet been determined.

As of December 31, 2006, the fair value of our fixed-rate debt of $447.0 million aggregate principal amount was approximately $692.2 million based upon market prices on or before such date and, as of September 30, 2007, the fair value of our fixed-rate debt of $413.7 million aggregate principal amount was approximately $861.9 million based upon market prices on or before such date.

Currency Risk.  In June 2007, InfraSource entered into three forward contracts to hedge anticipated purchases in U.S. dollars by a Canadian functional currency entity. However, at the time of the InfraSource acquisition on August 31, 2007, Quanta determined that the purchases would not likely occur in the time periods originally contemplated; accordingly, Quanta was unable to designate the forward contracts as cash flow hedges in the opening balance sheet as of August 31, 2007. Changes to the fair market value must be recorded in earnings subsequent to the opening balance sheet since the forward contracts cannot be designated as cash flow hedges. During the quarter ended September 30, 2007, a loss of approximately $0.6 million was recorded to other expense related to these forward contracts entered into by InfraSource, approximately $0.1 million of which related to a contract which was settled on September 28, 2007 with a notional amount of approximately $1.3 million. This loss was caused by the weakening of the U.S. dollar in relation to the Canadian dollar. Changes in fair market value of the two remaining forward contracts will be included in Quanta’s consolidated income statement until the contracts expire or are terminated. As a result, additional losses may arise in the future. The two remaining forward contracts expire on December 31, 2007 and January 31, 2008 with notional amounts of approximately $6.2 million and $1.7 million.

Our Canadian and Mexican subsidiaries are subject to currency fluctuations. We do not expect any such currency risk to be material.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, are defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated and committed other acts of misconduct following the filing of the petition. The parties have tentatively agreed to settle this lawsuit. In the event a final settlement is not reached, however, the continuing defense of this InfraSource lawsuit could result in substantial costs and a diversion of the attention and resources of management, and if the plaintiffs are successful in their lawsuit, Quanta’s business, financial condition or results of operations may be adversely affected by the damages Quanta could be required to pay. As such, we have accrued an amount equal to our estimate.

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

We incurred substantial transaction and Merger-related costs in connection with the Merger and we may not realize all of the anticipated synergies and other benefits from acquiring InfraSource.

We have incurred and expect to continue to incur a number of non-recurring transaction and Merger-related costs associated with completing the Merger with InfraSource, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in the integration of the businesses of Quanta and InfraSource. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses will offset the incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The success of the Merger will depend, in part, on our ability to realize the synergies and other benefits from acquiring InfraSource. To realize these synergies and benefits, however, we must successfully integrate the operations and personnel of InfraSource into our business. If the integration process is unsuccessful, the anticipated benefits of the Merger may not be realized fully or at all or may take longer or cost more to realize than expected. Because we and InfraSource have previously operated as independent companies, it is possible that the integration process will result in the loss of valuable employees, the disruption of our business or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. The size of the Merger may also make integration difficult, expensive and disruptive, adversely affecting our revenues and earnings.

As a result of the Merger with InfraSource, we are subject to additional or increased risks.

As a result of the Merger, we may be affected to a greater extent by the skilled labor shortages of certain types of qualified personnel, including engineers, project managers, field supervisors and linemen, that both Quanta and InfraSource have from time-to-time experienced. These shortages have also negatively impacted, and may continue to negatively impact, the productivity and profitability of certain projects. Our inability to bid on new and attractive projects, or maintain productivity and profitability on existing projects, due to the limited supply of skilled workers, may negatively affect our profitability and results of operations.

Additionally, a significant percentage of our employees (including those employed by InfraSource prior to the Merger) are covered by collective bargaining agreements. The increase in our unionized workforce as a result of the Merger could magnify the adverse effects that a potential strike or work stoppage would have on us. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business and revenues.

Quanta’s and InfraSource’s operations have also contributed and are currently contributing to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, or ERISA, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not have information on the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, or the amounts, if any, for which we may be liable if we were to withdraw from any of these plans.

As a result of the Merger, our results of operations could be adversely affected by any issues attributable to InfraSource’s operations that arose prior to the closing of the Merger, including issues with respect to InfraSource projects that may decrease our profitability or result in litigation. Furthermore, to the extent that InfraSource had or is perceived by customers to have had operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by our customers, which may limit or impede our future ability to obtain additional work from those customers.

Quanta and InfraSource also had some customer overlap prior to the Merger. If any of these customers in common decrease their amount of business with us to reduce their reliance on a single company, such decrease in business could adversely impact our sales and profitability.

In connection with the Merger, we recorded approximately $970.2 million in goodwill and $164.9 million of intangible assets based on the application of purchase accounting. Statement of Financial Accounting Standards (SFAS) No. 142 requires that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and that intangible assets that have finite useful lives continue to be amortized over their useful lives. Any future impairments of the goodwill or intangible assets recognized in connection with the Merger would negatively impact Quanta’s results of operations for the period in which the impairment is recognized.

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource, who became a director of Quanta after completion of the Merger, are defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated and committed other acts of misconduct following the filing of the petition. The parties have tentatively agreed to settle this lawsuit. In the event a final settlement is not reached, however, the continuing defense of this InfraSource lawsuit could result in substantial costs and a diversion of the attention and resources of management, and if the plaintiffs are successful in their lawsuit, Quanta’s business, financial condition or results of operations may be adversely affected by the damages Quanta could be required to pay. As such, we have accrued an amount equal to our estimate.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of those schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to two years. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery, schedule changes, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. For example, the recent increase in demand for transmission services has strained production resources, creating significant lead times for obtaining large transformers, transmission towers and poles. As a result, electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition to the siting of transmission lines or other facilities, which may include injunctive actions as well as public protests.

Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs.

In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Project contracts may require customers or other parties to provide design, engineering information, equipment or materials to be used on a project. In some cases, the project schedule or the design, engineering information, equipment or materials may be deficient or delivered later than required by the project schedule. Our customers may change various elements of the project after its commencement. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials, required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial.

As a result of the Merger, our profitability and financial operations may be negatively affected by changes in, or interpretations of, existing state or federal telecommunications regulations or new regulations that could adversely affect our dark fiber leasing business.

In connection with the Merger, we acquired InfraSource’s dark fiber leasing business. Many of the dark fiber customers benefit from the Universal Service “E-rate” program, which was established by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company (the USAC) under the oversight of the Federal Communications Commission (FCC). Under the E-rate program, schools, libraries and certain health-care facilities may receive subsidies for certain approved telecommunications services, internet access and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. Passage of such actions by the FCC or USAC to further limit E-rate subsidies could decrease the demand for telecommunications infrastructure service by certain customers.

The telecommunications services we provide through our dark fiber leasing business are subject to regulation by the FCC, to the extent that they are interstate telecommunications services, and by state regulatory agencies, when wholly within a particular state. To remain eligible to provide services under the E-rate program, we must maintain telecommunications authorizations in every state where we operate. Changes in federal or state regulations could reduce the profitability of our dark fiber leasing business. We could be subject to fines if the FCC or a state regulatory agency were to determine that any of our activities or positions are not in compliance with certain regulations. If the profitability of our dark fiber leasing business were to decline, or if this business were to become subject to fines, our profitability and results of operations could also be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of equity securities during the three months ended September 30, 2007:

Issuer Purchases of Equity Securities

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	that may yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs

August 1, 2007 — August 31, 2007	1,486(i)	$26.30	None	None
September 1, 2007 — September 30, 2007	18,708(i)	$27.79	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to our 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the InfraSource 2004 Omnibus Stock Incentive Plan, which we assumed in connection with the Merger.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a special meeting of stockholders in Houston, Texas on August 30, 2007. Holders of a total of 100,273,310 shares of common stock and 529,678 shares of limited vote common stock were present at the meeting, either in person or by proxy, constituting a quorum for purposes of voting on the two proposals set forth in our Joint Proxy Statement/Prospectus dated July 26, 2007. The matters voted upon and approved by our stockholders at the meeting and the votes cast with respect to such matters are as follows:

Proposals

	Common Stock Votes Cast
				Broker
	For	Against	Abstain	Non-Votes

Approval of the issuance of shares of our common stock in connection with the acquisition of InfraSource Services, Inc.	100,109,406	60,714	103,190	—

Limited Vote Common Stock Votes Cast
Broker
For	Against	Abstain	Non-Votes

529,678	—	—	—

	Common Stock Votes Cast
				Broker
	For	Against	Abstain	Non-Votes

Approval of the adjournment or postponement of the special meeting	87,264,454	12,889,648	119,208	—

Limited Vote Common Stock Votes Cast
Broker
For	Against	Abstain	Non-Votes

529,678	—	—	—

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta’s Form 10-Q (001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta’s 2000 Form 10-K (001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1		—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10.2		—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10.3		—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10.4		—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10	.5+	—	Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated December 29, 2006 (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (001-32164) filed January 5, 2007 and incorporated herein by reference)
10	.6+	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated August 30, 2007 (previously filed as Exhibit 10.8 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10	.7+	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and Terence R. Montgomery dated August 30, 2007 (previously filed as Exhibit 10.9 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10	.8+	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and R. Barry Sauder dated August 30, 2007 (previously filed as Exhibit 10.10 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10	.9+	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.10+	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (001-32164) filed on November 14, 2006 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+  Management contracts or compensatory plans or arrangements

*  Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: November 9, 2007

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to Quanta’s Form 10-Q (001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to Quanta’s 2000 Form 10-K (001-13831) filed April 2, 2001 and incorporated herein by reference)
10.1		—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10.2		—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10.3		—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10.4		—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10	.5+	—	Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated December 29, 2006 (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (001-32164) filed January 5, 2007 and incorporated herein by reference)
10	.6+	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated August 30, 2007 (previously filed as Exhibit 10.8 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10	.7+	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and Terence R. Montgomery dated August 30, 2007 (previously as filed as Exhibit 10.9 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10	.8+	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and R. Barry Sauder dated August 30, 2007 (previously filed as Exhibit 10.10 to Quanta’s Form 8-K (001-13831) filed August 30, 2007 and incorporated herein by reference)
10	.9+	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.10+	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (001-32164) filed on November 14, 2006 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith