Form 10-K
period 2007-12-31
QUANTA SERVICES INC
filed 2008-02-29
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(713) 629-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.00001 par value Rights to Purchase Series D Junior Participating Preferred Stock (attached to Common Stock)	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $3.57 billion and $13.2 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of February 20, 2008, the number of outstanding shares of the Common Stock of the Registrant was 170,319,214. As of the same date, 749,131 shares of Limited Vote Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2007

INDEX

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading specialized contracting services company, delivering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Our comprehensive services include designing, installing, repairing and maintaining network infrastructure. With operations in all 50 states and Canada, we have the manpower, resources and expertise to complete projects that are local, regional, national or international in scope.

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). For accounting purposes, the transaction was effective as of August 31, 2007, and results of InfraSource’s operations have been included in our consolidated financial statements subsequent to August 31, 2007. Similar to Quanta, InfraSource provided specialized infrastructure contracting services to the electric power, gas and telecommunications industries primarily in the United States. The acquisition enhanced and expanded our footprint, enhanced capabilities in our existing service areas and added a dark fiber leasing business that involves the leasing of point-to-point telecommunications infrastructure in select markets.

We believe that we are one of the largest contractors serving the transmission and distribution sector of the North American electric utility industry. Our consolidated revenues for the year ended December 31, 2007 were approximately $2.66 billion, of which 57% was attributable to electric power work, 14% to gas work, 17% to telecommunications and cable television work and 12% to ancillary services, such as inside electrical wiring, intelligent traffic networks, fueling systems, cable and control systems for light rail lines, airports and highways and specialty rock trenching, directional boring and road milling for industrial and commercial customers. We were organized as a corporation in the state of Delaware in 1997 and since that time have made strategic acquisitions and grown organically to expand our geographic presence, generate operating synergies with existing businesses and develop new capabilities to meet our customers’ evolving needs.

We have established a nationwide presence with a workforce of over 15,000 employees, which enables us to quickly and reliably serve our diversified customer base. Our customers include many of the leading companies in the industries we serve.

Representative customers include:

•	American Electric Power
•	AT&T
•	BC Transmission Corporation
•	CenterPoint Energy
•	Comcast
•	Crosstex Energy Services
•	Duke Energy
•	Entergy
•	Exelon
•	Florida Power & Light
•	Georgia Power Company
•	Lower Colorado River Authority
•	Nokia
•	Northeast Utilities System
•	Pacific Gas and Electric
•	Puget Sound Energy
•	San Diego Gas & Electric
•	Sempra Energy Company
•	Southern California Edison
•	Verizon Communications
•	Westar Energy, Inc.
•	Wisconsin Public Service
•	Xcel Energy

We believe our reputation for responsiveness, performance, geographic reach and a comprehensive service offering has also enabled us to develop strong strategic alliances with numerous customers.

Industry Overview

We estimate that the total amount of annual outsourced infrastructure spending in the four primary industries we serve is in excess of $30 billion. We believe that we are one of the largest specialty contractors providing services for the installation and maintenance of network infrastructure and that we and four other large specialty contractors providing these services account for less than 15% of this market. Smaller, typically private companies provide the balance of these services.

We expect the following industry trends to impact demand for our services in the future, although we cannot predict the timing or magnitude of that impact:

Need to upgrade electric power transmission and distribution networks.  The U.S. and Canadian electric power grid, which consists of more than 200,000 miles of high-voltage lines delivering electricity to over 300 million people, is aging and requires significant maintenance and expansion to handle the nation’s current and growing power needs. In addition, the grid must facilitate the sale of electricity across competitive regional networks, a function for which it was not originally designed. According to the North American Electric Reliability Council (NERC), industry professionals rank the aging infrastructure and limited new construction as the number one challenge to reliability of the transmission system.

While the grid continues to deteriorate, demand for electricity is expected to continue to grow. According to the 2008 Annual Energy Outlook published by the U.S. Department of Energy’s Energy Information Administration (EIA), population in the United States has increased by about 20% since 1990, with energy consumption increasing by a comparable 18%. The EIA also projects in the same report that total U.S. electricity sales from producers to consumers will increase by 41% from 3,660 billion kilowatt-hours in 2005 to 5,168 billion kilowatt-hours in 2030. NERC reports in its 2007 Long-Term Reliability Assessment that peak demand for electricity in the U.S., which typically occurs in the summer, is forecast to increase by 135,000 megawatts or 17.7% over the next ten years.

This increasing demand for electricity, coupled with the aging infrastructure, is expected to result in increased spending on transmission and distribution systems. According to an Edison Electric Institute (EEI) report published in January 2008, investor-owned utilities spent a total of $6.9 billion on their transmission systems in 2006 and plan to invest an additional $38.1 billion in their transmission systems from 2007 to 2010. This represents a 60% increase over the amount invested from 2003 to 2006. NERC projects the number of transmission miles will increase by 8.8% or 14,500 circuit miles in the U.S. over the next ten years. We believe spending levels will continue to increase as utilities work to address infrastructure maintenance requirements, as well as the future reliability standards required by the Energy Policy Act of 2005 (Energy Act).

The Energy Policy Act of 2005.  We expect the Energy Act, which was enacted in August 2005, to result in increased spending by the power industry over the next decade. Since enactment, several aspects of the Energy Act have come into effect and, as a result, have better positioned utilities to finance and implement system enhancements. The objectives of the Energy Act include improving the nation’s electric transmission capacity and reliability and promoting investment in the nation’s energy infrastructure. It provides for a self-regulating reliability organization to implement and enforce mandatory reliability standards on all market participants, with oversight by the Federal Energy Regulatory Commission (FERC). FERC has issued rules to provide a more favorable return on equity for transmission system owners, and it has approved incentive rates to encourage transmission expansion and help ensure reliability in certain regions of the nation.

A significant provision of the Energy Act is the repeal of a longstanding barrier to effective competition — the Public Utility Holding Company Act of 1935 (PUHCA). We believe the repeal of PUHCA opens the electricity and natural gas sectors to new sources of investment in necessary energy infrastructure.

We also anticipate that other aspects of the Energy Act will make investment in the nation’s transmission system more attractive and lead to a streamlined permitting process. The Energy Act provides for the designation of National Interest Electric Transmission Corridors (NIETCs) to facilitate siting of new transmission infrastructure. In October 2007, the Department of Energy (DOE) designated two NIETCs — the Mid-Atlantic Area National Corridor and the Southwest Area National Corridor. These NIETCs include two of the nation’s most populated regions with major transmission congestion — the Northeast/Mid-Atlantic region and the Southwest region. The NIETCs will be in effect for 12 years to give regional transmission owners and utilities time to evaluate, plan, and build additional transmission infrastructure in the NIETCs. In addition, in

November 2006, FERC issued a final rule promulgating the requirements and procedures for invoking FERC’s new “backstop” authority to issue permits to construct or modify electric transmission facilities in the NIETCs under certain circumstances. However, both DOE’s NIETC designations and FERC’s final rule regarding permitting have been challenged and are currently subject to federal court and administrative proceedings. Accordingly, the long-term effect of DOE’s NIETC designations and the transmission siting rules will depend on the results of those challenges.

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

AT&T has also announced plans to offer internet telephone service to 18 million homes by the middle of 2008, including the installation of more than 38,000 miles of fiber at an estimated cost of $4 billion. At the end of 2006, AT&T had launched its U-verse suite of services, which includes internet protocol (IP) based television, high-speed internet access and voice services. At the end of 2007, AT&T announced a major expansion of its U-verse services, with deployment expected to reach approximately 30 million living units across 22 states by the end of 2010.

This fiber will deliver integrated IP-based television, high-speed internet and IP voice and wireless bundles of products and services. More than two million North American households have direct connections into high-speed fiber networks. The rate of growth in fiber to the home connections continues to increase as more Americans look to next-generation networks for faster internet and more robust video services. As a result of these efforts, we expect an increase in demand for our telecommunications and underground construction services over the next few years. While not all of this spending will be for services that we provide, we believe that we are well-positioned to furnish infrastructure solutions for these initiatives throughout the United States.

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

One of the largest issues facing utilities is the aging of the workforce. NERC estimates that approximately one in three utility workers will be 50 or older by 2010, yet there will be a 25 percent increase in demand by 2015. Many utilities look to a third-party partner to help address this issue. With more than 15,000 employees across the nation, we believe we are well-positioned to provide skilled labor to supplement or completely outsource a utility’s workforce. As a specialty contractor with nationwide scope, we are able to leverage our existing labor force and equipment infrastructure across multiple customers and projects, resulting in better utilization of labor and assets.

Increased capital expenditures resulting from our customers’ improved financial position.  The economic health of the industries we serve continues to improve after the downturn that a number of companies, including many of our customers, suffered in past years. As a result, we believe that both capital spending and maintenance budgets have stabilized and will increase in certain key end markets. We believe, however, that it is possible that a prolonged recession could have a negative impact on our customers’ spending patterns.

Increased demand calls for new generation sources.  Industry resources estimate that almost 50 percent of North American power generation currently relies on fossil fuels such as coal, oil and natural gas. Concerns about fuel diversification and greenhouse gas emissions are driving an increased focus on the development of renewable power sources such as wind, solar and hydro electric. Under current mandates in 25 states, clean energy must comprise up to 30 percent of a utility’s energy portfolio within the next five to fifteen years. In

2003, just ten states had such requirements. In a recent report published by an industry research firm, it is predicted that the U.S. wind power generation market alone will exceed 50 gigawatts of capacity by 2015 and will require capital expenditures ranging from $184 billion to $356 billion between 2007 and 2025. Due to the often remote location of renewable sources of energy, significant transmission infrastructure will be required. As renewable power resources will only fulfill a portion of the increased demand in the future, we also expect a continuation of new power generation based on traditional resources such as natural gas. We anticipate that the development of renewable power sources, together with other power generation facilities to be built, will result in an increase in demand for transmission and substation engineering and installation services.

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

Strong financial profile.  Our strong liquidity position provides us with the flexibility to capitalize on new business and growth opportunities. As of December 31, 2007, we had cash and cash equivalents of $407.1 million, working capital of $547.3 million and long-term debt of $143.8 million. We also have a $475 million credit facility under which we have available borrowing capacity of $306.4 million as of December 31, 2007.

Strong and diverse customer relationships.  Our customer relationships extend over multiple end markets, and include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We have established a solid base of long-standing customer relationships by providing high quality service in a cost-efficient and timely manner. We enjoy multi-year relationships with many of our customers. In some cases, these relationships are decades old. We derive a significant portion of our revenues from strategic alliances or long-term maintenance agreements with our customers, which we believe offer opportunities for future growth. For example, certain of our strategic alliances contain an exclusivity clause or a right of first refusal for a certain type of work or work in a certain geographic region.

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

Experienced management team.  Our executive management team has an average of 30 years of experience within the contracting industry, and our operating unit executives’ average over 27 years of experience in their respective industries.

Strategy

The key elements of our business strategy are:

Capitalize on favorable trends in certain key end markets.  We believe that we are well-positioned to capitalize on increased capital spending by customers across certain key end markets. Our strong and diverse customer relationships and geographic reach should allow us to benefit from investments by, among others, electric power customers in transmission and distribution infrastructure and by large telecommunications companies in FTTP and FTTN initiatives.

Leverage existing customer relationships and expand services to drive growth.  We believe we can improve our rate of growth by expanding the portfolio of services and solutions we can provide to our existing and potential customer base. Expanding our portfolio of services allows us to develop, build and maintain networks on a regional, national and international scale and adapt to our customers’ changing needs. We believe that increasing our geographic and technological capabilities, together with promoting best practices and cross-selling our services to our customers, positions us well for the current end market environment.

Focus on expanding operating efficiencies.  We intend to continue to:

•	focus on growth in our more profitable services and on projects that have higher margins;

•	combine overlapping operations of certain operating units;

•	share pricing, bidding, technology, equipment and best practices among our operating units;

•	adjust our costs to match the level of demand for our services; and

•	develop and expand the use of management information systems.

Expand our dark fiber network.  We intend to continue to expand our dark fiber network which was acquired as part of the InfraSource acquisition. Approximately $85 million of our capital spending for 2008 is targeted for the expansion of our dark fiber network in connection with committed leasing arrangements with customers, with another $75 million estimated to be expended in 2009. The dark fiber leasing business consists primarily of leasing point-to-point telecommunications infrastructure in select markets to communication services providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs.

Pursue strategic acquisitions.  We continue to evaluate potential acquisitions of companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. During 2007 and from 1998 through 2000, we grew significantly through acquisitions. We believe that attractive acquisition candidates still exist as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength, strong equity market position and experienced management team will be attractive to acquisition candidates.

Pursue new business opportunities.  We continuously leverage our core expertise and pursue new business opportunities, including opportunities with renewable energy projects and in the government and international arenas. In connection with renewable energy projects, we have the capabilities to install the facilities as well as provide connectivity to the grid. We also believe that we are well-positioned to participate in power and communications infrastructure projects in the United States and overseas involving customers in both the public and private sectors.

Services

We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as provide various ancillary services to commercial, industrial and governmental entities. The following provides an overview of the types of services we provide:

Electric power network services.  We provide a variety of end-to-end services to the electric power industry, including:

•	installation, repair and maintenance of electric power transmission lines ranging in capacity from 69,000 volts to 765,000 volts;

•	installation, repair and maintenance of electric power distribution networks;

•	provision of planning services for electric distribution networks;

•	energized installation, maintenance and upgrades utilizing unique bare hand and hot stick methods and our proprietary robotic arm;

•	design and construction of independent power producer (IPP) transmission and substation facilities;

•	design and construction of substation projects;

•	installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

•	installation of broadband over power line (BPL) technology on electric distribution networks;

•	installation and maintenance of joint trench systems, which include electric power, natural gas and telecommunications networks in one trench;

•	trenching and horizontal boring for underground electric power network installations;

•	design and installation of wind turbine facilities;

•	installation of redundant systems, switchyards and transmission networks for renewable generation power plants such as wind and solar;

•	provision of technical strategic consulting for electric transmission and distribution systems;

•	cable and fault locating; and

•	storm damage and other emergency restoration work.

Gas network services.  We provide various services to the natural gas industry, including:

•	installation and maintenance of gas transmission and distribution systems;

•	trenching and horizontal boring for underground gas network installations;

•	provision of cathodic protection design and installation services; and

•	provision of pipeline testing and integrity services.

Telecommunications and cable television network services.  Our telecommunications and cable television network services include:

•	fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

•	design, construction and maintenance of DSL networks;

•	leasing point-to-point telecommunications infrastructure through our dark fiber business;

•	engineering and erection of cellular, digital, PCS®, microwave and other wireless communications towers;

•	design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, long distance providers and cable television providers;

•	installation and maintenance of joint trench systems, which include telecommunication, electric power and natural gas networks in one trench;

•	trenching and plowing applications;

•	horizontal directional boring;

•	vacuum excavation services;

•	cable locating;

•	upgrading power and telecommunications infrastructure for cable installations;

•	splicing and testing of fiber optic and copper networks and balance sweep certification of coaxial networks;

•	residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services; and

•	storm damage and other emergency restoration work.

Ancillary services.  We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, including:

•	design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

•	installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

•	installation of cable and control systems for light rail lines, airports and highways;

•	provision of specialty rock trenching, rock saw, rock wheel, directional boring and road milling for industrial and commercial customers; and

•	installation of fueling systems.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $25.7 million, $53.6 million and $71.5 million of our revenues from foreign operations, the majority of which was earned in Canada, during the years ended December 31, 2005, 2006 and 2007, respectively. In addition, we held property and equipment in the amount of $4.9 million, $6.0 million and $9.0 million in foreign countries as of December 31, 2005, 2006 and 2007, respectively.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages, regulatory requirements and other political, social and economic developments or instability.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 30.7% of our consolidated revenues during the year ended December 31, 2007. Our largest customer accounted for approximately 5.1% of our consolidated revenues for the year ended December 31, 2007.

Although we have a centralized marketing strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach to account management that includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. On an operating unit level, management maintains a parallel focus on pursuing growth opportunities with prospective customers. We continue to encourage operating unit management to cross-sell services of other operating units to their customers. In addition, our business development group promotes and markets our services for prospective large national accounts and projects that would require services from multiple operating units.

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

We believe that our strategic relationships with large providers of electric power and telecommunications services will offer opportunities for future growth. Many of these strategic relationships take the form of a strategic alliance or long-term maintenance agreement. Strategic alliance agreements generally state an intention to work together and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include an option to add extensions at the end of the initial term. Certain of our strategic alliance and long-term maintenance agreements are “evergreen” contracts with exclusivity clauses providing that we will be awarded all contracts, or a right of first refusal, for a certain type of work or work in a certain geographic region.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog at December 31, 2005 and 2006 was approximately $1.30 billion and $1.48 billion based only on work expected to be performed over the next twelve months. At that time, we did not include estimated revenues beyond twelve months in our calculations. Our total backlog at December 31, 2007 was approximately $4.67 billion, of which $2.36 billion is expected to be performed over the next twelve months.

The backlog estimates above include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of work under long-term maintenance contracts, or master service agreements (MSAs), to be disclosed as backlog as the estimate of future work to be performed based upon recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In many instances, our customers are not contractually committed to specific volumes of services under our MSAs, and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate. In addition, many of our MSAs, as well as contracts for dark fiber leasing, are subject to renewal options. For purposes of calculating backlog, we have included future renewal options only to the extent the renewals can reasonably be expected to occur.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including electric power, gas, telecommunications, cable television and engineering companies, which employ personnel who perform some of the same types of services a those provided by us. Although a significant portion of these services is currently outsourced by our customers, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

As of December 31, 2007, we had 1,954 salaried employees, including executive officers, project managers and engineers, job superintendents, staff and clerical personnel, and 13,307 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 50% of our hourly employees at December 31, 2007 were covered by collective bargaining agreements with certain of our subsidiaries, primarily with the International Brotherhood of Electrical Workers (IBEW). These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

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

Our industry is experiencing a shortage of journeyman linemen in certain geographic areas. In response to the shortage, we seek to take advantage of various IBEW and National Electrical Contractors Association (NECA) training programs and support the joint IBEW/NECA Apprenticeship Program which trains qualified electrical workers. We have also established apprenticeship training programs approved by the U.S. Department of Labor for employees not subject to the IBEW/NECA Apprenticeship Program, as well as additional company-wide and project-specific employee training and educational programs.

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

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

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

Environmental Matters

We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our licenses or permits, which could materially and adversely affect our business and results of operations.

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, and are currently complying with our environmental obligations to date and that such obligations will not have a material adverse effect on our business or financial performance.

Risk Management and Insurance

As of December 31, 2007, we were insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. We were also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we were subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also had an employee health care benefits plan for employees not subject to collective bargaining agreements, which was subject to a deductible of $250,000 per claimant per year until December 31, 2007. The deductible for employee health care benefits was increased to $350,000 per claimant per year beginning January 1, 2008.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. As of December 31, 2006 and December 31, 2007, the gross amount accrued for self-insurance claims totaled $117.2 million and $152.0 million, with $73.4 million and $110.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2006 and December 31, 2007 were $10.7 million and $22.1 million, of which $5.0 million and $11.9 million are included in prepaid expenses and other current assets and $5.7 million and $10.2 million are included in other assets, net.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above-mentioned policy periods is approximately $4.5 million, and we have recorded a receivable and corresponding liability for such amount as of December 31, 2007. However, our estimate of the potential range of these future claim amounts is between $2.1 million and $7.8 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flows in a given period.

Seasonality and Cyclicality

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

Working capital needs are generally higher during the spring and summer seasons due to increased work activity. Conversely, working capital needs are typically lower during the winter months when work is usually slower due to winter weather.

Our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional economic conditions, timing of acquisitions and the timing and magnitude of acquisition assimilation costs may also materially affect our quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or year.

Website Access and Other Information

Our website address is www.quantaservices.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the heading “SEC Filings” or through the website of the Securities and Exchange Commission (the SEC) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the heading “Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain free copies of these items from our website or by contacting our Corporate Secretary. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein.

Annual CEO Certification

As required by New York Stock Exchange rules, on June 11, 2007, we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

ITEM 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operating results may vary significantly from quarter to quarter.

We typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may be materially and adversely affected by:

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

We have incurred and expect to continue to incur a number of non-recurring transaction and Merger-related costs associated with completing the Merger with InfraSource, combining the operations of the two companies and achieving desired synergies. These fees and costs may be significant. Additional unanticipated costs may be incurred in the integration of the businesses of Quanta and InfraSource. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies, related to the integration of the two businesses will offset the incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The success of the Merger will depend, in part, on our ability to realize the synergies and other benefits from acquiring InfraSource. To realize these synergies and benefits, however, we must successfully integrate the operations and personnel of InfraSource into our business. We have made substantial progress toward the integration of the two companies, but if this integration is unsuccessful, the anticipated benefits of the Merger may not be realized fully or at all, may take longer or cost more to realize than expected. Because we and InfraSource have previously operated as independent companies, it is possible that integration will result in the future loss of valuable employees, the disruption of our business or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. The size of the Merger may also make integration difficult, expensive and disruptive, adversely affecting our revenues and earnings.

As a result of the Merger with InfraSource, we are subject to additional risks.

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

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource, who became a director of Quanta after completion of the Merger, are defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties agreed to settle this lawsuit in January 2008 and agreed to a dismissal of all material claims, although the dismissal has not yet been ordered by the court.

An economic downturn may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, a downturn in any of those industries would adversely affect our results of operations. The telecommunications and utility markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors contributed to the delay and cancellation of projects and reduction of capital spending, which impacted our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Additionally, our gas distribution installation business is driven in part by the housing construction market, and continued declines in new housing construction could cause reductions in our gas distribution installation business. Consolidation, competition or capital constraints in the electric power, gas, telecommunications or cable television industries may also result in reduced spending by, or the loss of, one or more of our customers.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of those schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to two years. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery, schedule changes, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. For example, the recent increase in demand for transmission services has strained production resources, creating significant lead times for obtaining large transformers, transmission towers and poles. As a result, electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of transmission lines or other facilities.

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

As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in Item 8 hereof, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is generally accepted for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees; and

•	expand geographically, including internationally.

In addition, our customers may delay or reduce the number or size of projects available to us due to their inability to obtain capital or pay for services provided. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

Our industry is highly competitive.

Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into some of our industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have significant resources including financial, technical and marketing resources. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power, gas, telecommunications and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

The Energy Policy Act of 2005 may fail to result in increased spending on the electric power transmission infrastructure.

Implementation of the Energy Act is still subject to considerable fiscal and regulatory uncertainty. Regulations implementing the components of the Energy Act that may affect demand for our services have only recently been finalized and in some cases remain subject to challenge before the Department of Energy and in the federal courts. Accordingly, the effect of these regulations, once finally implemented, is uncertain. As a result, the legislation may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act may result in slower growth in demand for our services.

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

Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. We expect to face competition for acquisition opportunities, and some of our competitors may have access to financing on more favorable terms than us or have greater financial resources. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. Acquisitions that we may pursue may also involve significant cash expenditures, debt incurrence or the issuance of securities. Any acquisition may ultimately have a negative impact on our business, financial condition and results of operations.

We may be unsuccessful at integrating companies that either we have acquired or that we may acquire in the future.

As a part of our business strategy, we have acquired, and seek to acquire in the future, companies that complement or enhance our business. However, we cannot be sure that we will be able to successfully integrate each of these companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could have a negative impact on our business, financial condition and results of operations, including:

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

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. For example, in connection with the Merger, we recorded approximately $989.8 million in goodwill and $158.8 million of intangible assets based on the application of purchase accounting. Statement of Financial Accounting Standards (SFAS) No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the Merger, would negatively impact our results of operations for the period in which the impairment is recognized.

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

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

We are self-insured against potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, automobile and workers’ compensation claims, those policies are subject to deductibles ranging from $1.0 million to $3.0 million per occurrence depending on the insurance policy. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements, which was subject to a deductible of $250,000 per claimant per year until December 31, 2007. The deductible for employee health care benefits was increased to $350,000 per claimant per year effective January 1, 2008.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

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

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 is experiencing financial distress, but is currently paying valid claims. In the event that this insurer’s financial situation deteriorates, we may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on our behalf for the above mentioned policy periods is approximately $4.5 million; however, our estimate of the potential range of these future claim amounts is between $2.1 million and $7.8 million. The actual amounts ultimately paid by us related to these claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer can not honor its obligations. In any event, we do not expect any failure by this insurer to honor its obligations to us to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

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

Our dark fiber leasing business is capital intensive and requires a substantial investment before returns can be realized.

Our dark fiber leasing business requires substantial amounts of capital investment to build out new fiber networks. In 2008, our proposed capital expenditures for our dark fiber leasing business is approximately $85 million, with another $75 million estimated to be expended in 2009. Although we do not commit capital to new networks until we have a committed lease arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network if that customer defaults on its commitment. Even if the customer does not default or we add additional customers to the network, we still may not realize a return on the capital investment for an extended period of time. Additionally, new or developing technologies could negatively impact our dark fiber leasing business. If any of the above events occur, it could result in an impairment of our dark fiber network.

Many of our contracts may be canceled on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts in such events.

We could experience a decrease in our revenue, net income and liquidity if any of the following occur:

•	our customers cancel a significant number of contracts or contracts having significant value;

•	we fail to win a significant number of our existing contracts upon re-bid;

•	we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

•	we fail to reduce operating and overhead expenses consistent with any decrease in our revenue.

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

Backlog may not be realized or may not result in profits.

Backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire, including InfraSource, may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects may remain in backlog for extended periods of time. Consequently, we cannot assure you as to our customers’ requirements or that our estimates are accurate.

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed bankruptcy or are otherwise experiencing financial difficulties.

We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. In the past, our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy. A number of our utility customers have also experienced business challenges in the past. If additional major customers file for bankruptcy or continue to experience financial difficulties, or if anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

A portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

We have also granted security interests in various of our assets to collateralize our obligations to the surety. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

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

As of December 31, 2007, approximately 50% of our hourly employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. Additionally, these agreements may require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions apply; however, we are not currently aware of any multi-employer plan to which any of our subsidiaries contributes being in “critical” status.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union based company. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2007, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2007, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. In accordance with SEC guidance, our assessment of the effectiveness of internal control over financial reporting did not include InfraSource, which will be included in future assessments. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in InfraSource or other acquisitions made during 2007 or in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

Our failure to comply with environmental laws could result in significant liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. These objects may also rupture, resulting in the discharge of pollutants. In such circumstances, we may be liable for fines and damages, and we may be unable to obtain reimbursement from the parties providing the incorrect information. In addition, we perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture, resulting in the release of subsurface materials. These subsurface materials may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. We also own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which are above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.

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

While only a small percentage of our revenue is currently derived from international markets, we hope to continue to expand the volume of services that we provide internationally. We presently conduct our international sales efforts in Canada, Mexico and selected countries overseas, but expect that the number of countries that we operate in could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, may adversely affect the global economy, our customers and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act. These risks could restrict our ability to provide services to international customers and could adversely affect our ability to operate our business profitably.

Opportunities within the government arena could lead to increased governmental regulation applicable to us and unrecoverable start-up costs.

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

The electric power, gas, telecommunications and cable television industries are undergoing rapid change as a result of technological advances that could, in certain cases, reduce the demand for our services, impair the value of our dark fiber network or otherwise negatively impact our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to significantly improve their networks without physically upgrading them.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure additional financing in the future on acceptable terms, we may be unable to support our growth strategy or future operations. We cannot readily predict the ability of certain customers to pay for past services or the timing, size and success of our acquisition efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct equity financings, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all. Furthermore, our credit facility has commitments from several banks. With the current turbulent credit markets resulting from, among other factors, losses from the sub-prime mortgage crisis, banks may become more restrictive in their lending practices or unable to fund their commitments, which may limit our access to the capital needed to fund our growth and operations.

Our convertible subordinated notes are presently convertible or may be convertible in the future, which, if converted, may result in substantial dilution to existing stockholders, lower prevailing market prices for our common stock or cause a significant cash outlay.

As a result of our common stock satisfying the market price condition of our convertible subordinated notes, our 4.5% convertible subordinated notes due 2023 (4.5% Notes) were convertible at the option of the holder during each quarter of 2006 and 2007, and our 3.75% convertible subordinated notes due 2026 (3.75% Notes) were convertible at the option of the holders during the third quarter of 2007. During 2007,

$21,000 in aggregate principal amount of the 4.5% Notes were settled in cash upon conversion by the holders. The remaining 4.5% Notes are presently convertible at the option of each holder, and the conversion period will expire on March 31, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions. The 3.75% Notes are not presently convertible, but may resume convertibility in future periods upon satisfaction of the market price condition or other conditions.

At any time on or after October 8, 2008, we may redeem for cash some or all of the 4.5% Notes at the principal amount thereof, plus accrued and unpaid interest. The holders of the 4.5% Notes that are called for redemption will have the right to convert all or some of their notes.

We have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock upon a conversion of the notes. The number of shares issuable upon conversion will be determined based on a conversion rate of approximately $11.14 per share for the 4.5% Notes and approximately $22.41 for the 3.75% Notes. In the event that all 4.5% Notes were converted for common stock, we would issue an aggregate of 24.2 million shares of our common stock. In the event that all 3.75% Notes were converted for common stock, we would issue an aggregate of 6.4 million shares of our common stock. The conversion of some or all of our 4.5% or 3.75% Notes into our common stock could cause substantial dilution to existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the possibility that the notes may be converted may encourage short-selling by market participants because the conversion of the notes could depress the price of our common stock.

If we elect to satisfy the conversion obligation in cash, the amount of cash payable upon conversion of the notes will be determined by the product of (i) the number of shares issuable for the principal amount of the converted notes at a conversion rate of approximately $11.14 per share for the 4.5% Notes and approximately $22.41 per share for the 3.75% Notes and (ii) the average closing price of our common stock during a 20-day trading period following the holders unretracted election to convert the notes. To the extent we decide to pay cash to settle any conversions and the average closing price of our common stock during this period exceeds $11.14 per share for the 4.5% Notes or $22.41 for the 3.75% Notes, we would have to pay cash in excess of the principal amount of the notes being converted, which would result in the recording of a loss on extinguishment of debt.

On October 1, 2008, the holders of the 4.5% Notes may elect repayment, which would require us to pay, in cash, the aggregate principal amount, plus accrued and unpaid interest, of the notes held by the holders who elect repayment. As a result of the holders’ repayment right, we reclassified the $270 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation in October 2007.

Currently, our common stock price exceeds the conversion price. If our common stock price exceeds the conversion price in October 2008, it is not likely that any holder of the 4.5% Notes will elect repayment on October 1, 2008, but it is likely that if we were to redeem the 4.5% Notes on or after October 8, 2008, the holders of the notes subject to redemption would convert their notes. On the other hand, if our common stock price is below the conversion price, it is more likely that the holders of the 4.5% Notes would elect repayment or would not convert upon a redemption. We have not yet determined whether we will use cash on hand, issue equity or incur additional debt to fund our cash obligation if we are required to repay or determine to redeem the 4.5% Notes. We have also not yet determined whether we will settle any conversion obligation with respect to the 4.5% Notes in shares of our common stock, cash or a combination thereof.

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain facilities nationwide. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2007, we own 30 of the facilities we occupy, many of which are encumbered by our credit facility, and we lease the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a nationwide fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners, all of which are encumbered by our credit facility. As of December 31, 2007, the total size of the rolling-stock fleet was approximately 25,000 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, are defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties settled this lawsuit in January 2008 and agreed to a dismissal of all material claims, although the dismissal has not yet been ordered by the court. At December 31, 2007, we had accrued a reserve for the settlement amount.

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” Our common stock trades with an attached right to purchase Series D Junior Participating Preferred Stock as more fully described under the heading “Stockholder Rights Plan” in Note 10 to our consolidated financial statements included in Item 8 hereof. The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low

Year Ended December 31, 2006
1st Quarter	$16.09	$12.24
2nd Quarter	18.92	14.47
3rd Quarter	18.02	14.40
4th Quarter	20.05	16.32
Year Ended December 31, 2007
1st Quarter	$26.04	$18.66
2nd Quarter	32.11	25.27
3rd Quarter	32.58	23.36
4th Quarter	33.42	23.58

On February 20, 2008, there were 1,049 holders of record of our common stock and 15 holders of record of our Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale. See Note 10 to Notes to Consolidated Financial Statements for a description of our Limited Vote Common Stock.

Unregistered Sales of Securities During the Fourth Quarter of 2007

Between October 1, 2007 and December 31, 2007, Quanta completed one acquisition in which some of the consideration was unregistered securities of Quanta. The aggregate consideration paid in this transaction was $15.5 million in cash and 337,108 shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

All securities listed on the following table were shares of common stock. Quanta relied on Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the basis for exemption from registration. For all issuances, the purchasers were “accredited investors” as defined in Rule 501 of the Securities Act. All issuances were to the owners of the business acquired in privately negotiated transactions, and not pursuant to public solicitations.

Period	Number of Shares	Purchaser	Consideration

October 1, 2007 — October 31, 2007	337,108	Stockholders of	Sale of
		acquired	acquired
		company	company

Issuer Purchases of Equity Securities During the Fourth Quarter of 2007

The following table contains information about our purchases of equity securities during the three months ended December 31, 2007.

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	That May Yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

December 1, 2007 — December 31, 2007	1,268 (i)	$26.45	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003).

Dividends

We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in “Debt Instruments — Credit Facility” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

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

The following graph compares, for the period from December 31, 2002 to December 31, 2007, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index), the Russell 2000 Index, and a peer group index previously selected by our management that includes six public companies within our industry (the Peer Group). The comparison assumes that $100 was invested on December 31, 2002 in our common stock, the S&P 500 Index, the Russell 2000 Index and the Peer Group, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

The Peer Group is composed of Dycom Industries, Inc., MasTec, Inc., Chicago Bridge & Iron Company N.V., Shaw Group, Inc. and Pike Electric Corporation. InfraSource Services, Inc. was included in the Peer Group from 2004 through 2006 but has been deleted from the Peer Group for 2007 as a result of its acquisition by us in 2007. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG QUANTA SERVICES, INC., THE S & P 500 INDEX,
THE RUSSELL 2000 INDEX AND THE PEER GROUP

	Measurement Period

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Quanta Services, Inc.	$100.00	208.57	228.57	376.29	562.00	749.71

S&P 500 Index	$100.00	128.68	142.69	149.70	173.34	182.87

Russell 2000 Index	$100.00	147.25	174.24	182.18	215.64	212.26

Peer Group	$100.00	180.62	210.36	242.08	273.52	455.28

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the audited financial statements of Quanta. The historical financial statement data reflects the acquisitions of businesses accounted for as purchase transactions as of their respective acquisition dates. On August 31, 2007, we sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary. The statements of operations data below do not reflect the operations of EPA in any periods since EPA’s results of operations are reflected as discontinued operations in our accompanying consolidated statements of operations. Accordingly, the 2003 through 2006 amounts below do not agree to the amounts previously reported. The historical selected financial data should be read in conjunction with the historical Consolidated Financial Statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2003		2004	2005	2006		2007(f)
	(In thousands, except per share information)

Consolidated Statements of Operations Data:
Revenues	$1,624,563		$1,608,577	$1,842,255	$2,109,632		$2,656,036
Cost of services (including depreciation)	1,427,405		1,428,646	1,587,556	1,796,916		2,227,289

Gross profit	197,158		179,931	254,699	312,716		428,747
Selling, general and administrative expenses	176,912		170,231	186,411	181,478		240,508
Amortization of intangible assets	367		367	365	363		18,759
Goodwill impairment	6,452	(a)	—	—	56,812	(d)	—

Income from operations	13,427		9,333	67,923	74,063		169,480
Interest expense	(31,822)		(25,067)	(23,949)	(26,822)		(21,515)
Interest income	1,065		2,551	7,416	13,924		19,977
Gain (loss) on early extinguishment of debt, net	(35,055	)(b)	—	—	1,598	(e)	(34)
Other income (expense), net	(2,481)		17	235	425		(546)

Income (loss) from continuing operations before income taxes	(54,866)		(13,166)	51,625	63,188		167,362
Provision (benefit) for income taxes	(18,772)		(3,689)	22,446	46,955		34,222

Income (loss) from continuing operations	(36,094)		(9,477)	29,179	16,233		133,140
Dividends on preferred stock, net of forfeitures	(2,109	)(c)	—	—	—		—

Income (loss) from continuing operations attributable to common stock	$(33,985)		$(9,477)	$29,179	$16,233		$133,140

Basic earnings (loss) per share from continuing operations	$(0.31)		$(0.08)	$0.25	$0.14		$0.98

Diluted earnings (loss) per share from continuing operations	$(0.31)		$(0.08)	$0.25	$0.14		$0.87

(a)	As part of our 2003 annual goodwill test for impairment, goodwill of $6.5 million was written off as a non-cash operating expense associated with the closure of one of our telecommunications businesses.

(b)	In the fourth quarter of 2003, we recorded a $35.1 million loss on early extinguishment of debt comprised of make-whole prepayment premiums, the write-off of certain unamortized debt issuance costs and other related costs due to the retirement of our senior secured notes and termination of our then existing credit facility.

(c)	For the year ended December 31, 2003, we recorded approximately $2.1 million in forfeitures of dividends on the Series A Convertible Preferred Stock. During the first quarter of 2003, all outstanding shares of Series A Convertible Preferred Stock were converted into shares of common stock and the series was eliminated during the second quarter of 2003. Any dividends that had accrued on the respective shares of Series A Convertible Preferred Stock were forfeited and the dividend accrual was reversed on the date of conversion.

(d)	As part of our 2006 annual goodwill test for impairment, goodwill of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

(e)	In the second quarter of 2006, we recorded a $1.6 million gain on early extinguishment of debt comprised of the gain from repurchasing a portion of our 4.0% convertible subordinated notes, partially offset by costs associated with the related tender offer for such notes.

(f)	On August 30, 2007, we acquired InfraSource and the results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007.

	December 31,
	2003	2004	2005	2006	2007 (a)
	(In thousands)

Balance Sheet Data:
Working capital	$476,703	$478,978	$572,939	$656,173	$547,333
Total assets	1,466,435	1,459,997	1,554,785	1,639,157	3,387,832
Long-term debt, net of current maturities	58,051	21,863	7,591	—	—
Convertible subordinated notes, net of current maturities	442,500	442,500	442,500	413,750	143,750
Total stockholders’ equity	663,132	663,247	703,738	729,083	2,185,143

(a)	On August 30, 2007, we acquired InfraSource and the results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications, cable television and specialty services industries. We believe we are one of the largest contractors servicing the transmission and distribution sector of the North American electric utility industry. We derive our revenues from one reportable segment. Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We had consolidated revenues for the year ended December 31, 2007 of approximately $2.66 billion, of which 57% was attributable to electric power work, 14% to gas work, 17% to telecommunications and cable television work and 12% to ancillary services, such as inside electrical wiring, intelligent traffic networks, fueling systems, cable and control systems for light rail lines, airports and highways and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

Merger with InfraSource Services, Inc.

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). Similar to Quanta, InfraSource provided design, engineering, procurement, construction, testing and maintenance services to electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses, primarily in the United States. As a result of the Merger, Quanta enhanced and expanded its position as a leading specialized contracting services company serving the electric power, gas, telecommunications and cable television industries and added a dark fiber leasing business. The dark fiber leasing business consists primarily of leasing point-to-point telecommunications infrastructure in select markets to communication services providers, large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional and national economic conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition and results of operations.

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

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Gross margins for installation work may vary from project to project, and can be higher than maintenance work, because work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our annual revenues from maintenance work, but a higher portion of installation work in any given quarter may affect our gross margins for that quarter.

Subcontract Work.  Work that is subcontracted to other service providers generally yields lower gross margins. An increase in subcontract work in a given period may contribute to a decrease in gross margin. We typically subcontract approximately 10% to 15% of our work to other service providers.

Materials versus Labor.  Margins may be lower on projects on which we furnish materials as our mark-up on materials is generally lower than on labor costs. In a given period, a higher percentage of work that has a higher materials component may decrease overall gross margin.

Depreciation.  We include depreciation in cost of services. This is common practice in our industry, but can make comparability to other companies difficult. This must be taken into consideration when comparing us to other companies.

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements, which was subject to a deductible of $250,000 per claimant per year until December 31, 2007. The deductible for employee health care benefits was increased to $350,000 per claimant per year effective January 1, 2008.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.

Results of Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations data below does not reflect the operations of Environmental Professional Associates, Limited (EPA) in any periods since EPA’s results of operations are reflected as discontinued operations in our accompanying consolidated statements of operations. Accordingly, the 2005 and 2006 amounts below do not agree to the amounts previously reported. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,
	2005		2006		2007

Revenues	$1,842,255	100.0%	$2,109,632	100.0%	$2,656,036	100.0%
Cost of services (including depreciation)	1,587,556	86.2	1,796,916	85.2	2,227,289	83.9

Gross profit	254,699	13.8	312,716	14.8	428,747	16.1
Selling, general and administrative expenses	186,411	10.1	181,478	8.6	240,508	9.0
Amortization of intangible assets	365	—	363	—	18,759	0.7
Goodwill impairment	—	—	56,812	2.7	—	—

Operating income	67,923	3.7	74,063	3.5	169,480	6.4
Interest expense	(23,949)	(1.3)	(26,822)	(1.2)	(21,515)	(0.8)
Interest income	7,416	0.4	13,924	0.7	19,977	0.7
Gain (loss) on early extinguishment of debt, net	—	—	1,598	—	(34)	—
Other, net	235	—	425	—	(546)	—

Income from continuing operations before income taxes	51,625	2.8	63,188	3.0	167,362	6.3
Provision for income taxes	22,446	1.2	46,955	2.2	34,222	1.3

Income from continuing operations	$29,179	1.6%	$16,233	0.8%	$133,140	5.0%

2007 compared to 2006

Revenues.  Revenues increased $546.4 million, or 25.9%, to $2.66 billion for the year ended December 31, 2007. Of the $546.4 million increase, approximately $348.4 million relates to revenues of the InfraSource operating units acquired through the Merger for the period from September 1, 2007 through December 31, 2007. The remaining $198.0 million increase is due primarily to electric power services increasing by approximately $157.3 million, or 13.7%, and telecommunications and cable television network services increasing by approximately $46.9 million, or 12.9%, offset by a slight decrease in gas and ancillary services. The increase in electric power services work is primarily due to the increased number and size of projects that are a result of larger capital budgets for our customers, approximately $24.9 million in additional emergency restoration service work, and improved pricing. Revenues from telecommunications and cable television services increased primarily due to increased services related to fiber to the premises initiatives and improved pricing.

Gross profit.  Gross profit increased $116.0 million, or 37.1%, to $428.7 million for the year ended December 31, 2007. Of the $116.0 million increase, approximately $61.0 million relates to gross profit of the InfraSource operating units acquired in the Merger for the period September 1, 2007 through December 31, 2007. The additional $54.9 million increase in gross profit resulted primarily from increased margins associated with generally improved pricing for our services, higher productivity and good weather that favorably impacted projects in the Northeast during the summer months, higher volumes of emergency restoration service work and better absorption of fixed costs. These positive effects were partially offset by lower productivity on certain projects due to heavy rainfall in the south central United States during the second quarter and early part of the third quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $59.0 million, or 32.5%, to $240.5 million for the year ended December 31, 2007. As a percentage of revenues, selling, general and administrative expenses increased from 8.6% in 2006 to 9.0% in 2007. Of the $59.0 million increase, $28.9 million relates to selling, general and administrative expenses of the InfraSource operating units acquired in the Merger for the period of September 1, 2007 through December 31, 2007. The remaining $30.1 million increase in selling, general and administrative expenses resulted in part from $11.2 million in increased salaries and benefits costs associated with additional personnel, salary increases and higher performance bonuses, $5.2 million in increased professional fees primarily associated with ongoing litigation costs and $2.4 million in third-party integration costs that were incurred in 2007 as part of the InfraSource acquisition. Also included were $5.3 million in net losses on sales of equipment during 2007, as compared to $0.7 million in net gains on sales of equipment in 2006. Included in the $5.3 million in net losses in 2007 was an impairment charge of $3.5 million for assets held for sale as of December 31, 2007. As part of the Merger, management identified excess equipment among the combined operations and determined that this equipment would not be placed back into service. Additionally, we had increases in travel costs of $1.8 million and facilities costs of $1.7 million.

Goodwill impairment.  A goodwill impairment charge in the amount of $56.8 million was recorded during the year ended December 31, 2006, while no goodwill impairment was recorded during the year ended December 31, 2007. As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which historically served the cable television industry.

Interest expense.  Interest expense decreased $5.3 million to $21.5 million for the year ended December 31, 2007, due partially to the expensing of unamortized debt issuance costs of $3.3 million during 2006 as a result of replacing our prior credit facility in June 2006 and repurchasing 80.7% of our 4.0% convertible subordinated notes in the second quarter of 2006. The 3.75% convertible subordinated notes issued in the second quarter of 2006 have a lower interest rate than the 4.0% convertible subordinated notes. Additionally, interest expense has decreased as a result of the maturity and repayment of the remaining 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $20.0 million for the year ended December 31, 2007, compared to $13.9 million for the year ended December 31, 2006. The increase in interest income primarily relates to a higher average investment balance and higher average interest rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Provision for income taxes.  The provision for income taxes was $34.2 million for the year ended December 31, 2007, with an effective tax rate of 20.4%, compared to a provision of $47.0 million for the year ended December 31, 2006, with an effective tax rate of 74.3%. The lower effective tax rate for 2007 results from $34.4 million of tax benefits recorded in 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit in the first quarter of 2007 and the expiration of various federal and state tax statutes of limitations during the third quarter of 2007. Excluding the tax benefits, the effective tax rate would have been 41% for the year ended December 31, 2007.

The higher tax rate in 2006 results primarily from the goodwill impairment charge recorded during the fourth quarter of 2006, the majority of which is not deductible for tax purposes. Excluding the effect of the goodwill impairment charge, the effective tax rate would have been 39.2% for the year ended December 31, 2006.

2006 compared to 2005

Revenues.  Revenues increased $267.4 million, or 14.5%, to $2.11 billion for the year ended December 31, 2006. Revenues for 2006 included a lower volume of emergency restoration services as compared to 2005, which included the highest volume of emergency restoration services in our history in the wake of hurricanes in the Gulf Coast region of the United States. The total revenues associated with emergency restoration services in 2005 were approximately $167.5 million as compared to $106.0 million of emergency restoration services in 2006. Excluding emergency restoration service revenues from both periods, revenues derived from electric power services increased in 2006 approximately $138.2 million, or 15.3%. Actual revenues derived from electric power services, including emergency restoration services revenues, increased approximately $76.8 million, or 7.2%. Revenues from gas network services increased by approximately $90.4 million, or 45.1%, revenues from telecommunications and cable television network services increased by approximately $39.1 million, or 12.0%, and revenues from ancillary services increased by approximately $61.1 million, or 24.9%, for the year ended December 31, 2006. These increases in revenues are primarily a result of a higher volume of work from increased spending by our customers resulting from the continued improving financial health of our customers as well as improved pricing.

Gross profit.  Gross profit increased $58.0 million, or 22.8%, to $312.7 million for the year ended December 31, 2006. As a percentage of revenues, gross margin increased from 13.8% for the year ended December 31, 2005 to 14.8% for the year ended December 31, 2006. The increase in gross margins for the year ended December 31, 2006 was primarily attributable to higher margins on work from our electric power and gas network services and our telecommunications and cable television network services due to continued strengthening market conditions, improved pricing and our margin enhancement initiatives. Margins improved during 2006 on work from our electric power and gas network services despite the lower volume of higher margin emergency restoration services in 2006 compared to 2005, as discussed above. In addition, during the first half of 2006, we achieved higher margins on certain jobs due to better productivity and cost control and relatively mild weather as compared to the first half of 2005, which was negatively impacted by cost overruns during the period and weather delays on certain projects during the first quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $4.9 million, or 2.6%, to $181.5 million for the year ended December 31, 2006. The $4.9 million decrease relates primarily to a decrease in professional fees in the amount of $9.9 million related to costs incurred for our margin enhancement program and for specific bidding activity during the year ended December 31, 2005 that were not incurred during the year ended December 31, 2006, as well as lower legal costs from ongoing litigation during the year ended December 31, 2006. These decreases were partially offset by an $8.5 million increase in salaries and benefits costs associated with increased personnel, costs of living adjustments and increased performance bonuses. In addition, we recorded net losses from sales of property and equipment in the amount of $3.1 million for the year ended December 31, 2005 compared to net gains from the sales of property and equipment in the amount of $0.7 million for the year ended December 31, 2006.

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

Interest expense.  Interest expense increased $2.9 million to $26.8 million for the year ended December 31, 2006, primarily due to the expense of unamortized debt issuance costs of $3.2 million. We replaced our prior credit facility and expensed the remaining balance of unamortized debt issuance costs of $2.6 million. In addition, we expensed $0.7 million of unamortized debt issuance costs related to the repurchase of a portion of our 4.0% convertible subordinated notes during the second quarter of 2006. This increase was partially offset by lower interest expense associated with lower outstanding borrowings under our credit facilities during 2006 as compared to 2005.

Interest income.  Interest income was $13.9 million for the year ended December 31, 2006, compared to $7.4 million for the year ended December 31, 2005. The increase in interest income primarily relates to a higher average investment balance and higher average interest rates for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Provision for income taxes.  The provision for income taxes was $47.0 million for the year ended December 31, 2006, with an effective tax rate of 74.3%, compared to a provision of $22.4 million for the year ended December 31, 2005, with an effective tax rate of 43.5%. The higher tax rate in 2006 results primarily from the goodwill impairment charge recorded during the fourth quarter of 2006, the majority of which is not deductible for tax purposes. Excluding the effect of the goodwill impairment charge, the impact of which is 35.1%, the effective tax rate would have been 39.2% for the year ended December 31, 2006. The decrease after excluding the effect of the goodwill impairment charge is primarily due to the impact of the recording of a refund from a multi-year state tax claim during the second quarter of 2006 and the impact of tax-exempt interest income from investments in 2006, which were not held in 2005.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $407.1 million as of December 31, 2007, borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. We believe that we have adequate cash and availability under our credit facility to meet all such needs.

Capital expenditures are expected to be approximately $195 million for 2008. Approximately $85 million of expected 2008 capital expenditures are targeted for the expansion of our dark fiber leasing network in connection with committed leasing arrangements with customers, and the majority of the remaining expenditures will be for operating equipment.

The 4.5% Notes are presently convertible at the option of each holder, and the conversion period will expire on March 31, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions. Additionally, the 3.75% Notes were convertible during the third quarter of 2007, but the conversion period expired September 30, 2007, and the 3.75% Notes are not presently convertible. The 3.75% Notes could become convertible in future periods upon the satisfaction of the market price condition or other conditions. If any holder of the convertible notes requests to convert their notes, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During 2007, $21,000 aggregate principal amount of the 4.5% Notes were settled for approximately $55,000 in cash. The difference between the principal amount and the cash paid was recorded as a loss on extinguishment of debt in the income statement.

On October 1, 2008, the holders of the 4.5% Notes may elect repayment, which would require us to pay, in cash, the aggregate principal amount, plus accrued and unpaid interest, of the notes held by the holders who elect repayment. As a result of the holders’ repayment right, we reclassified the $270 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation in October 2007. Additionally, at any time on or after October 8, 2008, we may redeem for cash some or all of the 4.5% Notes at the principal amount thereof, plus accrued and unpaid interest. The holders of the 4.5% Notes that are called for redemption will have the right to convert all or some of their notes, which we may satisfy by delivery of shares of our common stock, cash or a combination thereof, as described in further detail under “Debt Instruments — 4.5% Convertible Subordinated Notes.” Currently, our common stock is trading at prices in excess of the conversion price. If our common stock price exceeds the conversion price in October 2008, it is not likely that any holder of the 4.5% Notes will elect repayment on October 1, 2008, but it is likely that if we were to redeem the 4.5% Notes on or after October 8, 2008, the holders of the notes subject to redemption would convert their notes. On the other hand, if our common stock price is below the conversion price, it is more likely that the holders of the 4.5% Notes would elect repayment or would not convert upon a redemption. We have not yet determined whether we will use cash on hand, issue equity or incur additional debt to fund our cash obligation if we are required to repay or determine to redeem the 4.5% Notes. If a conversion obligation arises, we have also not yet determined whether we will settle it in our common stock, cash or a combination thereof.

Sources and Uses of Cash

As of December 31, 2007, we had cash and cash equivalents of $407.1 million, working capital of $547.3 million and long-term debt of $143.8 million, net of current maturities. We also had $168.6 million of letters of credit outstanding under our credit facility, leaving $306.4 million available for revolving loans or issuing new letters of credit.

Operating Activities

Operating activities provided net cash to us of $219.2 million during 2007 as compared to $120.6 million and $82.4 million during 2006 and 2005. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide. Working capital needs are generally higher during the spring and summer seasons due to increased work activity. Conversely, working capital needs are typically lower during the winter months when work is usually slower due to winter weather.

Investing Activities

During 2007, we used net cash in investing activities of $120.6 million as compared to $38.5 million and $30.6 million used in investing activities in 2006 and 2005. Investing activities in 2006 and the first quarter of 2007 included purchases and sales of variable rate demand notes (VRDNs), which are classified as short-term investments, available for sale when held. We did not invest in VRDNs in the remaining quarters of 2007. Other investing activities in 2007 include $127.9 million used for capital expenditures offset by $27.5 million of proceeds from the sale of equipment. During 2006 and 2005, we used $48.5 million and $42.6 million for capital expenditures offset by $10.0 million and $12.0 million of proceeds from the sale of equipment. The $79.5 million increase in capital expenditures in 2007 compared to 2006 is related primarily to the growth in our business and capital expenditure requirements of our dark fiber business acquired through the Merger. Additionally, Quanta made four acquisitions during 2007. Investing cash flows in 2007 include $20.1 million related to the net impact of cash paid for the acquisitions including $12.1 million of acquisition expenses.

Financing Activities

In 2007, financing activities used net cash flow of $78.9 million as compared to $2.7 million and $13.2 million used in financing activities in 2006 and 2005. Net cash used in financing activities in 2007 resulted from a $60.5 million repayment of debt associated with the Merger and a $33.3 million repayment of the 4.0% convertible subordinated notes, partially offset by a $6.3 million tax benefit from stock-based equity awards and $10.3 million received from the exercise of stock options. The $2.7 million net use of cash in 2006 resulted primarily from a repayment of $7.5 million under the term loan portion of our prior credit facility coupled with $6.0 million in debt issuance costs, partially offset by $5.8 million in net borrowings and $4.9 million related to the tax benefit from stock-based equity awards and the exercise of stock options. The $5.8 million in net borrowings primarily relates to the issuance of $143.8 million aggregate principal amount of our 3.75% convertible subordinated notes and the repurchase through a tender offer of $139.2 million aggregate principal amount of our 4.0% convertible subordinated notes. The $13.2 million net use of cash in 2005 resulted primarily from a $13.3 million net repayment under the term portion of our prior credit facility in order to be able to issue additional letters of credit. Additionally, in 2005, Quanta received a $4.3 million cash inflow for the issuance of stock under the 1999 Employee Stock Purchase Plan which was terminated in 2005 and a $0.8 million cash inflow related to the exercise of stock options, partially offset by other net debt repayments of $5.0 million.

Debt Instruments

Credit Facility

We have a credit facility with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit. The credit facility was entered into in June 2006 as an amendment and restatement of our prior credit facility and has since been amended as described below.

During the third quarter of 2007, we entered into two amendments to the credit facility. The first amendment was entered into in connection with the consummation of the Merger and was closed August 30, 2007. Among other terms, the first amendment amended the timing of (i) the requirement of Quanta and its subsidiaries to pledge certain regulated assets acquired in the Merger and (ii) the requirement of Quanta’s regulated subsidiaries acquired in the Merger to become guarantors under the credit facility. Additionally, the first amendment provided an exception to the pledge of certain licenses acquired in the Merger, added certain security interests acquired in the Merger as permitted liens, added certain surety bonds acquired in the Merger as permitted indebtedness and permitted the sale of the assets of a Quanta subsidiary. The second amendment, effective as of September 19, 2007, increased the amount of the aggregate revolving commitments in effect at the time from $300.0 million to $475.0 million and extended the maturity date to September 19, 2012. The second amendment also permitted additional types and amounts of liens and other encumbrances on our assets, indebtedness that we can incur and investments and other similar payments that we can make. Additionally, the second amendment removed a minimum consolidated net worth covenant, reduced certain other restrictions and provided the opportunity for lower borrowing rates, commitment fees and letter of credit fees under the credit facility, which are described below. We incurred $0.8 million in costs in the third quarter of 2007 associated with these amendments to the credit facility. These costs were capitalized and, along with costs incurred in connection with the amendment and restatement of the credit facility in June 2006, are being amortized until September 19, 2012, the amended maturity date.

As of December 31, 2007, we had approximately $168.6 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $306.4 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of December 31, 2007, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our surety and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% and 4.5% convertible subordinated notes. The capital stock and assets of certain of our regulated U.S. subsidiaries acquired in the Merger will not be pledged under the credit facility, and these subsidiaries will also not be included as guarantors under the credit facility, until regulatory approval to do so is obtained.

4.0% Convertible Subordinated Notes

As of December 31, 2006, we had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes due 2007 (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At December 31, 2007, we had outstanding approximately $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of our common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon our calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each of the quarters in 2006 and 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder. During 2007, $21,000 in aggregate principal amount of the 4.5% Notes were settled in cash upon conversion by the holders. The remaining notes are presently convertible at the option of each holder, and the conversion period will expire on March 31, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

Beginning October 8, 2008, we may redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. The holders of the 4.5% Notes may require us to repurchase all or some of their notes at the principal amount thereof plus accrued and unpaid interest on each of October 1, 2008, October 1, 2013 or October 1, 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which we issued the notes. We must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, we have the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. If we were to satisfy any required repurchase obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of our common stock, as defined by the indenture. The right to settle for shares of common stock can be surrendered by us. The 4.5% Notes carry cross-default provisions with our other debt instruments exceeding $10.0 million in borrowings, which includes our existing credit facility.

In October 2007, we reclassified the $270.0 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation as the holders may elect repayment of the 4.5% Notes in cash on October 1, 2008. We have not yet determined whether we will use cash on hand, issue equity or incur additional debt to fund this cash obligation in the event the holders elect repayment.

3.75% Convertible Subordinated Notes

At December 31, 2007, we had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon our calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes are not presently convertible, although they were convertible during the third quarter of 2007 as a result of the satisfaction of the market price condition described in clause (i) above. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees. We have not engaged in any off-balance sheet financing arrangements through special purpose entities, and we do not guarantee the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2007, the maximum guaranteed residual value was approximately $145.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2007, we had $168.6 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2008. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers in the future. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2007, an aggregate of approximately $926.3 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $234.1 million as of December 31, 2007.

Contractual Obligations

As of December 31, 2007, our future contractual obligations are as follows (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt — principal	$414,761	$271,011	$—	$—	$—	$—	$143,750
Long-term debt — interest	37,639	14,503	5,391	5,391	5,391	5,391	1,572
Operating lease obligations	189,478	58,712	39,669	30,125	24,662	15,150	21,160
Committed capital expenditures for dark fiber networks under contracts with customers	129,080	79,521	48,434	1,125	—	—	—

Total	$770,958	$423,747	$93,494	$36,641	$30,053	$20,541	$166,482

The committed capital expenditures for dark fiber networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

Actual maturities may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates.

As of December 31, 2007, we had no borrowings under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. As of December 31, 2007, the total unrecognized tax benefit related to uncertain tax positions was $49.3 million. We estimate that none of this will be paid within the next twelve months.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Some of our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or revenues for the years ended December 31, 2005, 2006 or 2007.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, are defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties settled this lawsuit in January 2008 and agreed to a dismissal of our material claims, although the dismissal has not yet been ordered by the court. At December 31, 2007, we had accrued a reserve for the settlement amount.

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

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2005, 2006 and 2007, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets”. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. We do not currently have any material financial assets and liabilities or any material non-financial assets or liabilities that are carried at fair value on a recurring basis, but we do have non-financial assets that are measured at fair value on a nonrecurring basis including long term assets held and used and goodwill. Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, we will begin following the guidance of SFAS No. 157 with respect to our non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ended March 31, 2009. Based on the assets and liabilities on our balance sheet as of December 31, 2007, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Based on the assets and liabilities on our balance sheet as of December 31, 2007, we do not expect the adoption of SFAS No. 159 to have any impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160, in the first quarter of fiscal 2009. We are currently assessing the impact that SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of SFAS No. 141(R) should not be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities. SFAS No. 141(R) will have no impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in 2009 and beyond.

In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company’s excess tax benefit pool, as defined under SFAS No. 123R. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Accordingly, we will adopt EITF 06-11 in the first quarter of 2008. We currently do not anticipate declaring dividends in the near future, so EITF 06-11 is not anticipated to have any material impact on our consolidated financial position, results of operations or cash flows in the near future.

In December 2007, the Securities & Exchange Commission (SEC) published Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified”

method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the SEC staff states that will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We are currently assessing the impact that SAB 110 will have on our consolidated financial position, results of operations, and cash flows.

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

Revenue Recognition.  We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries, as well as provide various ancillary services to commercial, industrial and governmental entities. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under our unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue when units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input-basis, as labor hours are incurred and services are performed.

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

We may incur costs related to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine whether there is a probability that the costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred if it is not reasonably assured that the costs will be recovered, or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

As a result of the Merger, Quanta has fiber-optic facility licensing agreements with various customers. Revenues earned pursuant to these fiber-optic facility licensing agreements, including initial fees, and are recognized ratably over the expected length of the agreements, including probable renewal periods. Advanced billings on fiber-optic agreements are recorded as deferred revenue on our balance sheets.

Self-Insurance.  We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements, which was subject to a deductible of $250,000 per claimant per year until December 31, 2007. The deductible for employee health care benefits was increased to $350,000 per claimant per year beginning January 1, 2008.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. If actual results significantly differ from estimates used to calculate the liability, our financial condition, results of operations and cash flows could be materially impacted. As of December 31, 2006 and 2007, the gross amount accrued for self-insurance claims totaled $117.2 million and $152.0 million, with $73.4 million and $110.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2006 and 2007 were $10.7 million and $22.1 million, of which $5.0 million and $11.9 million are included in prepaid expenses and other current assets and $5.7 million and $10.2 million are included in other assets, net.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, We may be required to pay certain obligations that otherwise would have been paid by this insurer. We estimate that the total future claim amount that this insurer is currently obligated to pay on its behalf for the above mentioned policy periods is approximately $4.5 million; however, our estimate of the potential range of these future claim amounts is between $2.1 million and $7.8 million. The actual amounts ultimately paid by us in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. We continue to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, we do not expect any failure by this insurer to honor its obligations to us, or any alternative actions that we may pursue, to have a material adverse impact on our financial condition; however, the impact could be material to our results of operations or cash flow in a given period.

Valuation of Intangibles and Long-Lived Assets.  SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income (loss) from operations in the consolidated statements of operations.

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

As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which had historically served the cable television industry. This operating unit had transitioned to FTTN and FTTP deployments for our customers and had previously forecasted expectations to begin deployments of the broadband over power line (BPL) technology in late 2005. However, because the prospective BPL customers were still analyzing the costs and benefits of using this technology at the end of 2006, management determined the BPL work would be delayed. With the future revenue growth related to BPL delayed, and the resulting impact on projected cash flows reduced at December 31, 2006, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized. For this operating unit, the remaining unimpaired balance of goodwill is $30.3 million. This operating unit, as well as others that had previously served the cable television industry, had successfully expanded its services to include FTTN and FTTP services and therefore, currently operates with sufficient cashflows to support any remaining goodwill balances.

Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Changes in our judgments and projections could result in a significantly different estimate of the fair value of reporting units and intangible assets and could result in an impairment. Variances in the assessment of market conditions, projected cash flows, cost of capital, growth rates and acquisition multiples applied could have an impact on the assessment of impairments and any amount of goodwill impairment charges recorded. For example, lower growth rates, lower acquisition multiples or higher costs of capital assumptions would all individually lead to lower fair value assessments and potentially increased frequency or size of goodwill impairments. Any goodwill or other intangible impairment would be included in the consolidated statements of operations.

Our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” in Item 1A, the profitability of our individual reporting units may suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to Quanta as a whole and might adversely affect the fair value of the individual reporting units. If material adverse conditions occur that impact our reporting units, our future estimates of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

The estimated fair value of our reporting units exceeded their carrying value for the annual goodwill impairment test at December 31, 2007. As of December 31, 2007, we believe the goodwill is recoverable for all of the reporting units, however there can be no assurances that the goodwill will not be impaired in future periods.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Since estimating future cash flows requires significant judgment, our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Such expense would be reflected in income (loss) from operations in the consolidated statements of operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles. We periodically review factors to determine whether these lives are appropriate.

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

Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, based on estimated fair values. The effect of expensing the fair value of stock options did not have a material impact on our financial position or results of operations at the time of adoption through August 2007, as the number of unvested stock options remaining at the time of the adoption of SFAS No. 123(R) was not significant. However, concurrent with the InfraSource acquisition, we began incurring compensation expense related to the InfraSource stock options which were converted to Quanta options as of August 30, 2007. Accordingly, our stock-based compensation policy has been identified as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the grant date using an option pricing model. We value stock-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The InfraSource options which were converted to Quanta options were valued at August 30, 2007 to determine our estimated future compensation expense subsequent to the acquisition. Such valuation involved using the “simplified” method of estimating the life of the stock options, which is based on the average of the vesting term and the term of the option, as a result of guidance in Staff

Accounting Bulletin No. 107 issued by the SEC. We determined expected volatility using the historical method, as we have not identified a more reliable or appropriate method to predict future volatility.

As stock-based compensation expense recognized during the current period is based on the value of the portion of share-based awards that is ultimately expected to vest, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant, or on the acquisition date in the case of the InfraSource options converted to Quanta options, in order to estimate the amount of stock-based awards that will ultimately vest. The forfeiture rate used is based on historical Quanta activity. The value of the portion of the award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service periods in our statements of operations. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods or if forfeitures are different than estimated, the compensation expense that we record under SFAS No. 123(R) in future periods may differ significantly.

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

We began accounting for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, as interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN No. 48) at January 1, 2007. FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in our consolidated balance sheets and statements of income.

Outlook

The following statements are based on our current expectations and beliefs. These statements are forward-looking, and actual results may differ materially.

Many utilities across the country have increased or are planning to increase spending on their transmission and distribution systems. As a result, we are seeing new construction, extensive pole change outs, line upgrades and maintenance projects on many systems and expect this trend to continue over the next several quarters.

We also anticipate increased spending over the next decade as a result of the Energy Policy Act of 2005 (the Energy Act), which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems, although rule-making initiatives under the Energy Act could be impacted, both in timing and in scope, by a new presidential administration. Additionally, we expect renewable energy mandates to result in the need for additional transmission lines and substations resulting from the construction of solar and wind electric generating power plants. As a result of these and other factors, we expect a continued shift in our services mix to a greater proportion of high-voltage electric power transmission and substation projects over the long term.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners, such as Quanta. These trends include an aging utility workforce, increased spending, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

In the telecommunications industry, there are several initiatives currently underway by several wireline carriers and government organizations that provide us with opportunities, in particular initiatives for fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives are underway by Verizon and AT&T, and municipalities and other government jurisdictions have also become active in these initiatives. We are also experiencing increased spending by wireless telecommunications customers on their networks, as the impact of mergers within the wireless industry has begun to lessen. In addition, several wireless companies have announced plans to increase their cell site deployment plans over the next year, including the expansion of next generation technology.

Spending in the cable television industry is beginning to improve. Several telecommunications companies are increasing the pace of their FTTP and FTTN projects that will enable them to offer TV services via fiber to their customers. We anticipate that these initiatives will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers.

Our dark fiber leasing business is also experiencing growth primarily through the expansion into additional geographic markets, with a focus within those markets on education and healthcare customers where secure high-speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets. To support the growth in this business, we anticipate increased capital expenditures.

Gas distribution installation services are driven in part by the housing construction market. Our gas operations thus far have been minimally impacted by recent declines in new housing construction in certain sectors of the country. While these operations have been challenged by lower margins overall, we are taking steps to improve margins, including eliminating certain low margin contracts and focusing on natural gas gathering pipeline construction.

Historically, our customers have continued to spend through short-term economic softness or weak recessions. A long-term or deep recession, however, would likely have some negative impact on our customers’ spending. Lower spending may not automatically mean less revenue for us, as utilities continue outsourcing more of their work, in part due to their aging workforce issues. We believe that we remain the partner of choice for utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. Furthermore, as new technologies emerge for communications and digital services such as voice, video and data continue to converge, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber networks, and we are recognized as a key partner in deploying these services.

On August 30, 2007, we consummated the Merger with InfraSource, which enhances our resources and expands our service portfolio through InfraSource’s complementary businesses, strategic geographic footprint and skilled workforce. We believe the combined company will be able to better serve our customers as demand grows in their respective industries.

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

With the growth in several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the ongoing integration of InfraSource operations and any other future acquisitions, could result in future charges related to, among other things, severance, retention, facilities shutdown and consolidation, property disposal and other exit costs.

Capital expenditures in 2008 are expected to be approximately $195 million. Approximately $85 million of the expenditures is targeted for dark fiber expansion and the majority of the remaining expenditures will be for operating equipment. We expect expenditures for 2008 to be funded substantially through internal cash flows or to the extent necessary, from cash on hand.

We believe that we are adequately positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise. Our acquisition of InfraSource further enhanced these strengths. Additionally, we believe that these industry opportunities and trends will increase the demand for our services; however, we cannot predict the actual timing or magnitude of the impact on us of these opportunities and trends.

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisition of InfraSource;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Our ability to achieve anticipated savings and synergies from our Merger with InfraSource;

•	Unexpected costs or liabilities or other adverse impacts that may arise as a result of our acquisition of InfraSource, including the inability to retain key InfraSource personnel;

•	Adverse changes in economic conditions and trends in relevant markets;

•	Delays or cancellations of existing projects and our ability to effectively compete for new projects;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to generate internal growth;

•	Potential failure of the Energy Policy Act of 2005 to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to attract skilled labor and the retention of key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions, including the acquisition of InfraSource;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Estimates and assumptions in determining our financial results and backlog;

•	Beliefs and assumptions about the collectibility of receivables;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Potential liabilities relating to occupational health and safety matters;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Our ability to obtain performance bonds;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber leasing business;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities;

•	The potential conversion of our outstanding 4.5% Notes or 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described under Item 1A “Risk Factors” in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2006 and 2007, the fair value of our fixed-rate debt of $447.0 million and $413.8 million was approximately $692.2 million and $825.6 million, based upon market prices on or before such date.

Currency Risk.  The business of our Canadian subsidiaries is subject to currency fluctuations. We do not expect any such currency risk to be material.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 excluded InfraSource, which was acquired on August 30, 2007. Such exclusion was in accordance with SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. Collectively, InfraSource comprised 47% of our consolidated assets at December 31, 2007 and 13% of our consolidated revenues for the year ended December 31, 2007. Our disclosure controls and procedures were not materially impacted by the acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded InfraSource Services, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because InfraSource Services, Inc. was acquired by the Company in a purchase business combination during 2007. We have also excluded InfraSource Services, Inc. from our audit of internal control over financial reporting. InfraSource Services, Inc. and its related subsidiaries are wholly owned subsidiaries of the Company and have total assets and total revenues which represent 47% and 13%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers LLP

Houston, Texas
February 29, 2008

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents	$383,687	$407,081
Accounts receivable, net of allowances of $5,419 and $4,620, respectively	507,761	719,672
Costs and estimated earnings in excess of billings on uncompleted contracts	36,113	72,424
Inventories	28,768	25,920
Prepaid expenses and other current assets	34,300	79,665

Total current assets	990,629	1,304,762
Property and equipment, net of accumulated depreciation of $296,903 and $300,178	276,789	532,285
Accounts and notes receivable, net of allowances of $42,953, respectively	7,815	7,914
Other assets, net	31,981	35,078
Other intangible assets, net of accumulated amortization of $2,156 and $20,915	1,448	152,695
Goodwill	330,495	1,355,098

Total assets	$1,639,157	$3,387,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$34,845	$271,011
Accounts payable and accrued expenses	270,897	420,815
Billings in excess of costs and estimated earnings on uncompleted contracts	28,714	65,603

Total current liabilities	334,456	757,429
Convertible subordinated notes	413,750	143,750
Deferred income taxes	31,140	101,416
Insurance and other non-current liabilities	130,728	200,094

Total liabilities	910,074	1,202,689

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 119,605,047 and 172,455,951 shares issued and 117,618,130 and 170,255,631 shares outstanding, respectively	1	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, and 915,805 and 760,171 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,103,331	2,423,349
Accumulated deficit	(351,639)	(214,191)
Accumulated other comprehensive income	—	3,663
Treasury stock, 1,986,917 and 2,200,320 common shares, at cost	(22,610)	(27,680)

Total stockholders’ equity	729,083	2,185,143

Total liabilities and stockholders’ equity	$1,639,157	$3,387,832

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2005	2006	2007

Revenues	$1,842,255	$2,109,632	$2,656,036
Cost of services (including depreciation)	1,587,556	1,796,916	2,227,289

Gross profit	254,699	312,716	428,747
Selling, general and administrative expenses	186,411	181,478	240,508
Amortization of intangible assets	365	363	18,759
Goodwill impairment	—	56,812	—

Operating income	67,923	74,063	169,480
Interest expense	(23,949)	(26,822)	(21,515)
Interest income	7,416	13,924	19,977
Gain (loss) on early extinguishment of debt, net	—	1,598	(34)
Other income (expense), net	235	425	(546)

Income from continuing operations before income tax provision	51,625	63,188	167,362
Provision for income taxes	22,446	46,955	34,222

Income from continuing operations	29,179	16,233	133,140
Discontinued operation:
Income from discontinued operation (net of income tax expense of $244, $688 and $1,345)	378	1,250	2,837

Net income	$29,557	$17,483	$135,977

Basic earnings per share:
Income from continuing operations	$0.25	$0.14	$0.98
Income from discontinued operation	0.01	0.01	0.02

Net income	$0.26	$0.15	$1.00

Weighted average basic shares outstanding	115,756	117,027	135,793

Diluted earnings per share:
Income from continuing operations	$0.25	$0.14	$0.87
Income from discontinued operation	—	0.01	0.02

Net income	$0.25	$0.15	$0.89

Weighted average diluted shares outstanding	116,634	117,863	167,260

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2006	2007
Cash Flows from Operating Activities:
Net income	$29,557	$17,483	$135,977
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill impairment	—	56,812	—
Depreciation	55,041	49,404	55,900
Amortization of intangibles	365	363	18,759
Amortization of debt issuance costs	3,654	6,473	2,653
Loss (gain) on sale of property and equipment	3,515	(733)	5,328
Gain on sale of discontinued operation	—	—	(2,348)
Loss (gain) on early extinguishment of debt	—	(2,088)	34
Provision for doubtful accounts	1,988	1,587	1,216
Deferred income tax provision (benefit)	8,797	(1,666)	5,597
Non-cash stock-based compensation	4,973	6,038	9,362
Tax impact of stock-based equity awards	—	(3,875)	(6,275)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(80,053)	(70,350)	(1,037)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,904	1,940	(10,212)
Inventories	(6,868)	(3,051)	6,715
Prepaid expenses and other current assets	113	(739)	(15,517)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	55,008	48,218	(14,879)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,842	14,706	24,500
Other, net	(406)	118	3,467

Net cash provided by operating activities	82,430	120,640	219,240

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	12,000	9,972	27,498
Additions of property and equipment	(42,556)	(48,452)	(127,931)
Cash paid for acquisitions, net of cash acquired	—	—	(20,137)
Purchases of short-term investments	—	511,655	309,055
Proceeds from the sale of short-term investments	—	(511,655)	(309,055)

Net cash used in investing activities	(30,556)	(38,480)	(120,570)

Cash Flows from Financing Activities:
Borrowings under credit facility	14,000	—	—
Payments under credit facility	(27,300)	(7,500)	—
Proceeds from other long-term debt	1,244	148,228	6,532
Payments on other long-term debt	(6,200)	(142,388)	(101,159)
Debt issuance and amendment costs	(41)	(5,966)	—
Issuances of stock	4,284	—	(875)
Tax impact of stock-based equity awards	—	3,875	6,275
Exercise of stock options	846	1,011	10,288

Net cash used in financing activities	(13,167)	(2,740)	(78,939)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,663
Net increase in cash and cash equivalents	38,707	79,420	23,394
Cash and cash equivalents, beginning of year	265,560	304,267	383,687

Cash and cash equivalents, end of year	$304,267	$383,687	$407,081

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(16,859)	$(22,686)	$(19,467)
Income tax paid	(2,403)	(25,667)	(61,052)
Income tax refunds	1,058	2,226	1,704

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

							Accumulated
			Limited Vote		Additional		Other			Total
	Common Stock		Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Stock	Equity

Balance, December 31, 2004	116,127,551	$1	1,011,780	$—	$1,083,795	$(7,217)	$—	$(398,679)	$(14,653)	$663,247
Issuances of stock under ESPP	674,759	—	—	—	4,284	—	—	—	—	4,284
Restricted stock activity	238,800	—	—	—	4,204	769	—	—	(2,834)	2,139
Stock options exercised	111,928	—	—	—	846	—	—	—	—	846
Income tax benefit from long-term incentive plans	—	—	—	—	2,011	—	—	—	—	2,011
Other	—	—	—	—	1,654	—	—	—	—	1,654
Net income	—	—	—	—	—	—	—	29,557	—	29,557

Balance, December 31, 2005	117,153,038	1	1,011,780	—	1,096,794	(6,448)	—	(369,122)	(17,487)	703,738
Conversion of Limited Vote Common Stock to common stock	95,975	—	(95,975)	—	—	—	—	—	—	—
Adoption of SFAS 123(R)	—	—	—	—	(6,448)	6,448	—	—	—	—
Restricted stock activity	235,040	—	—	—	6,038	—	—	—	(5,123)	915
Stock options exercised	134,077	—	—	—	1,011	—	—	—	—	1,011
Income tax benefit from long-term incentive plans	—	—	—	—	3,875	—	—	—	—	3,875
Other	—	—	—	—	2,061	—	—	—	—	2,061
Net income	—	—	—	—	—	—	—	17,483	—	17,483

Balance, December 31, 2006	117,618,130	1	915,805	—	1,103,331	—	—	(351,639)	(22,610)	729,083
Foreign currency translation adjustment	—	—	—	—	—	—	3,663	—	—	3,663
Adoption of FIN No. 48	—	—	—	—	—	—	—	1,471	—	1,471
InfraSource acquisition	49,975,553	1	—	—	1,271,574	—	—	—	—	1,271,575
Other acquisitions	1,085,452	—	—	—	22,380	—	—	—	—	22,380
Conversion of Limited Vote Common Stock to common stock	155,634	—	(155,634)	—	—	—	—	—	—	—
Restricted stock activity	348,775	—	—	—	9,362	—	—	—	(5,070)	4,292
Stock options exercised	1,072,087	—	—	—	10,288	—	—	—	—	10,288
Income tax benefit from long-term incentive plans	—	—	—	—	6,275	—	—	—	—	6,275
Other	—	—	—	—	139	—	—	—	—	139
Net income	—	—	—	—	—	—	—	135,977	—	135,977

Balance, December 31, 2007	170,255,631	$2	760,171	$—	$2,423,349	$—	$3,663	$(214,191)	$(27,680)	$2,185,143

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Quanta’s comprehensive services include engineering, designing, installing, repairing and maintaining network infrastructure.

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). For accounting purposes, the transaction was effective as of August 31, 2007, and results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007. Similar to Quanta, InfraSource provided specialized infrastructure contracting services to the electric power, gas and telecommunications industries primarily in the United States. The acquisition enhanced and expanded Quanta’s capabilities in its existing services and added a dark fiber leasing business.

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary. Quanta has presented EPA’s income statement for the current and prior periods as a discontinued operation in the accompanying consolidated statements of operations.

In the course of its operations, Quanta is subject to certain risk factors including, but not limited to, risks related to significant fluctuations in quarterly results; ability to eliminate duplicative costs and realize efficiencies and synergies related to the integration of InfraSource; additional risks as a result of the Merger; economic downturns; project delays or cancellations; dependence on fixed price contracts; use of percentage-of-completion accounting; internal growth and operating strategies; competition; impact of the Energy Policy Act of 2005; availability of qualified employees; management of growth; identification, completion and integration of acquisitions; recoverability of goodwill; use of estimates and assumptions in determining financial results and backlog; lawsuits and indemnity claims related to projects; being self-insured against potential liabilities or for claims that Quanta’s insurance carriers fail to pay; occupational health and safety matters; changes in, or interpretations of, existing federal, state, local or international regulations; capital expenditures in dark fiber leasing; replacing canceled or completed contracts; collectibility of receivables; ability to provide surety bonds; dependence on key personnel; unionized workforce; the requirements of the Sarbanes-Oxley Act of 2002; potential exposure to environmental liabilities; operations in international markets; the pursuit of work in the government arena; rapid technological and structural changes in the industries Quanta serves; access to capital; convertibility of Quanta’s convertible subordinated notes; and provisions in our corporate governing documents that could make an acquisition of Quanta more difficult.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Investments

Quanta held no short-term investments as of December 31, 2006 or 2007; however, during 2006 and the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which were classified as short-term investments available for sale. The income from VRDNs is tax-exempt to Quanta.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them. As of December 31, 2007, Quanta had total allowances for doubtful accounts of approximately $47.6 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

Included in accounts and notes receivable are amounts due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds are being held by a trustee. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. The final collection of amounts owed Quanta are subject to further legal proceedings, although after December 31, 2007 the parties reached a settlement agreement that, if finalized as expected, will result in the collection of the net receivable amount.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected within the subsequent fiscal year. Current retainage balances as of December 31, 2006 and 2007 were approximately $39.0 million and $60.2 million and are included in accounts receivable. Also included in accounts and notes receivable as of December 31, 2007 are $2.1 million in retainage balances with settlement dates beyond the next twelve months.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts that arise from routine lags in billing (for example, for work completed one month but not billed until the next month). These balances exclude revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2006 and 2007, the balances of unbilled receivables included in accounts receivable were approximately $92.9 million and $132.3 million.

Inventories

Inventories consist of parts and supplies held for use in the ordinary course of business and are valued by Quanta at the lower of cost or market primarily using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $55.0 million, $49.4 million and $55.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses.

Management reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, fair value would be determined by estimating the future undiscounted cash flows associated with the asset and comparing it to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Capitalized Software

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs included external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Those capitalized costs are amortized on a

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

Other Assets, Net

Other assets, net consist primarily of debt issuance costs, non-current inventory, refundable security deposits for leased properties, insurance claims in excess of deductibles that are due from Quanta’s insurers.

Debt Issuance Costs

As of December 31, 2006 and 2007, capitalized debt issuance costs related to Quanta’s credit facility and convertible subordinated notes were included in other assets, net and are being amortized into interest expense straight-line over the terms of the respective agreements giving rise to the debt issuance costs which we believe approximated the effective tax rate method. As of December 31, 2006 and 2007, capitalized debt issuance costs were $14.9 million and $15.8 million with accumulated amortization of $6.6 million and $9.3 million. For the years ended December 31, 2005, 2006 and 2007, amortization expense was $3.6 million, $3.2 million and $2.7 million, respectively.

Quanta incurred $4.0 million in debt issuance costs in the second quarter of 2006 related to its issuance of its 3.75% convertible subordinated notes. These costs were capitalized and are being amortized over seven years until April 30, 2013, the date of the note holders’ first put option as discussed in Note 8. During the second quarter of 2006, Quanta also capitalized $2.0 million in connection with the amendment and restatement of its credit facility. Upon the amendment and restatement of Quanta’s credit facility in 2006, the obligations under the prior facility were terminated and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed in 2006 and included in interest expense as discussed in Note 8. In addition, during the second quarter of 2006, Quanta repurchased a portion of its 4.0% convertible subordinated notes, and as a result, Quanta expensed $0.7 million in unamortized debt issuance costs as interest expense as discussed in Note 8. In the third quarter of 2007, Quanta incurred $0.9 million in costs associated with certain amendments to the credit facility. These costs were capitalized and, along with costs incurred in connection with the amendment and restatement of the credit facility in the second quarter of 2006, are being amortized until September 19, 2012, the amended maturity date.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual assessment for impairment using a two-step fair value-based test with the first step performed annually at year-end, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. The first step involves comparing the fair value of each of Quanta’s reporting unit with its carrying value, including goodwill. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Significant estimates used in the above methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge that represents an operating expense. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from Quanta’s impairment test, therefore Quanta may record goodwill impairments in the future, even when the aggregate fair value of Quanta’s reporting units and Quanta as a whole may increase.

Quanta’s management follows the guidance outlined in SFAS No. 141, “Business Combinations” to identify the existence of identifiable intangible assets. Quanta’s intangible assets include customer relationships, backlog, non-compete agreements and patented rights. The value of customer relationships is estimated

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog.

Quanta amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot be reliably estimated. Intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144 and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss must be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Revenue Recognition

Quanta designs, installs and maintains networks for the electric power, gas, telecommunications and cable television industries, as well as provides various ancillary services to commercial, industrial and governmental entities. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue when units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input-basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with Quanta’s work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines whether there is a probability that the costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

As a result of the Merger, Quanta has fiber-optic facility licensing agreements with various customers, as described below. Revenues earned pursuant to these fiber-optic facility licensing agreements, including any initial fees or advanced billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2007, advanced billings on these licensing agreements were $23.2 million and are recognized as deferred revenue with $15.6 million considered to be long-term and included in other non-current liabilities.

Fiber-Optic Rentals

The dark fiber business acquired as part of the Merger constructs and leases fiber-optic telecommunications facilities to customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, including certain renewal options. Under those agreements, customers lease a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by Quanta. Minimum future rental revenue related to fiber-optic facility licensing agreements expected to be received by Quanta as of December 31, 2007 are as follows (in thousands):

Minimum
Future
Rentals

Year Ending December 31 —
2008	$33,033
2009	29,266
2010	22,631
2011	14,927
2012	8,550
Thereafter	32,534

Fixed non-cancelable minimum lease revenues	$140,941

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

On January 1, 2007, Quanta adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. As a result of the implementation of FIN No. 48, Quanta recognized a $1.5 million decrease in the reserve for uncertain tax

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions, which was accounted for as an adjustment to the accumulated deficit as of January 1, 2007. Including the effect of the $1.5 million decrease, the total amount of unrecognized tax benefits as of the date of adoption of FIN No. 48 was $72.5 million. Of this total, $60.6 million, which is net of the federal benefit of state taxes, represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. Also, as of January 1, 2007, Quanta had accrued $14.0 million of interest and penalties relating to unrecognized tax benefits. Quanta’s continuing practice is to recognize within the provision for income taxes any interest and/or penalties related to income tax matters.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of income.

Collective Bargaining Agreements

Certain of Quanta’s subsidiaries are party to collective bargaining agreements with unions representing certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.

Under certain collective bargaining agreements, the applicable Quanta subsidiary is required to make contributions to multi-employer pension plans. Were the subsidiary to cease participation in one or more plans, a liability could potentially be assessed related to any underfunding of these plans. The amount of any such assessment, were such an assessment to be made in the future, is not subject to reasonable estimation.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. The fair value of Quanta’s convertible subordinated notes is estimated based on quoted secondary market prices for these notes as of year-end. At December 31, 2006, the fair value of the $33.3 million aggregate principal amount outstanding of Quanta’s 4.0% convertible subordinated notes, $33.3 million was approximately $32.8 million. The outstanding principal balance of $33.3 million of these notes plus accrued interest was repaid on July 2, 2007. At December 31, 2006 and 2007, the fair value of the $270.0 million aggregate principal amount outstanding of Quanta’s 4.5% convertible subordinated notes was approximately $496.1 million and $640.2 million. At December 31, 2006 and 2007, the fair value of the $143.8 million aggregate principal amount outstanding of Quanta’s 3.75% convertible subordinated notes was approximately $163.3 million and $185.4 million.

Stock-Based Compensation

Prior to January 1, 2006, Quanta accounted for its stock-based compensation awards under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this accounting method, no compensation expense was recognized in the consolidated statements of operations if no intrinsic value of the stock-based compensation award existed at the date of grant. SFAS No. 123, “Accounting for Stock Based Compensation,” which encouraged companies to account for stock-based compensation awards based on the fair value of the awards at the date they were granted, required disclosure as to what net income and earnings per share would have been had SFAS No. 123 been followed. Had compensation expense for transactions under the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan) and the 1999 Employee Stock Purchase Plan, which was terminated in 2005, been determined consistent with SFAS No. 123, Quanta’s net

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and earnings per share for the year ended December 31, 2005 would have been reduced to the following as adjusted amounts (in thousands, except per share information):

December 31,
2005

Net income	$29,557
Add: stock-based employee compensation expense included in reported net income, net of tax	3,034
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,591)

Net income —
As adjusted — basic and diluted	$28,000
Earnings per share —
As reported — basic	$0.26
As reported — diluted	$0.25
As adjusted — basic and diluted	$0.24

Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. Quanta values share-based awards using the Black-Sholes option pricing model. Forfeitures are estimated using historical activity. The resulting compensation costs are recognized on a straight-line basis over the service period of each award as discussed in Note 11. In accordance with the modified prospective method of adoption, Quanta has not adjusted consolidated financial statements for prior periods.

Prior to the adoption of SFAS No. 123(R), Quanta presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations. However, Quanta has foreign operating subsidiaries in Canada, for which Quanta considers the Canadian dollar to be the functional currency. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent company and the nature of the subsidiary’s operations must also be considered. In preparing the consolidated financial statements, Quanta translates the financial statements of the foreign operating subsidiaries from their functional currency into United States dollars. Balance sheets for foreign operations are translated into U.S. dollars at the month-end exchange rates, while statements of operations are translated at average monthly rates, which may result in translation gains or losses. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary, involving consideration of all relevant economic facts and circumstances affecting the subsidiary. If transactions are denominated in the entity’s functional currency, the translation gains and losses are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” If transactions are not denominated in the entity’s functional currency, the translation gains and losses are included within the statement of operations.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. As described above, Quanta records other comprehensive income for the foreign currency translation adjustment related to its foreign operations.

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

In June 2007, prior to the Merger, InfraSource entered into three forward contracts to hedge anticipated purchases in U.S. dollars by a Canadian functional currency entity. Upon the acquisition of InfraSource, Quanta determined these forward contracts were not cash flow hedges because the anticipated purchases would not likely occur in the time periods contemplated when InfraSource entered into the forward contracts. Accordingly, changes to the fair market value of the forward contracts have been recorded in earnings subsequent to August 31, 2007. During the year ended December 31, 2007, a loss of approximately $0.8 million was recorded to other expense related to these forward contracts during the third and fourth quarters, approximately $0.7 million of which related to two of the contracts settled in September and November of 2007 with a combined notional amount of approximately $7.6 million. The only contract remaining at December 31, 2007 had a notional amount of $1.7 million and expired in January 2008. It was settled in January 2008 for an additional loss of approximately $37,000 that will be included in Quanta’s income statement in the first quarter of 2008.

Litigation Costs

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144 and SFAS No. 142. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R), “Share-Based Payment” and its related interpretive accounting pronouncements that address share-based payment transactions. Quanta does not currently have any material financial assets and liabilities or any material non-financial assets or liabilities that are carried at fair value on a recurring basis, but Quanta does have non-financial assets that are measured at fair value on a nonrecurring basis including long term assets held and used and goodwill. Based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, Quanta will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ended March 31, 2009. Based on the assets and liabilities on its balance sheet as of December 31, 2007, Quanta does not expect the adoption of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Based on the assets and liabilities on Quanta’s balance sheet as of December 31, 2007, Quanta does not expect the adoption of SFAS No. 159 to have any material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Quanta will adopt SFAS no. 160 in the first quarter of fiscal 2009. Quanta is currently assessing the impact that SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which cannot exceed one year from the acquisition date, any adjustments needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) will have no impact on Quanta’s consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on its consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions that occur in 2009 and beyond.

In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Accordingly, Quanta will adopt EITF 06-11 in the first quarter of 2008. Quanta does not currently anticipate declaring dividends in the near future, so EITF 06-11 is not anticipated to have any material impact on Quanta’s consolidated financial position, results of operations or cash flows in the near future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007, but that it would accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Quanta is currently assessing the impact that SAB 110 will have on its consolidated financial position, results of operations and cash flows.

3.	ACQUISITIONS

InfraSource Acquisition

On August 30, 2007, Quanta acquired through the Merger all of the outstanding common stock of InfraSource. In connection with the acquisition, Quanta issued to InfraSource’s stockholders 1.223 shares of Quanta common stock for each outstanding share of InfraSource common stock, resulting in the issuance of a total of 49,975,553 shares of common stock for an aggregate purchase price of approximately $1.3 billion. For purposes of purchase price accounting, the value of the common shares issued was determined based on the guidance in EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (EITF 99-12). EITF 99-12 states that the value of the common stock issued in a business combination should be calculated using the acquirer’s average common stock price a few days before and a few days after the acquisition announcement date, which was March 19, 2007. Accordingly, Quanta calculated the purchase price based on the average market price of Quanta’s common stock over the five trading days ended March 21, 2007 of $24.67 per share. Concurrent with the closing of the Merger, Quanta funded the repayment of approximately $60.5 million of InfraSource’s outstanding borrowings under its credit agreement through Quanta’s available cash and cash on hand at InfraSource at the time of closing.

The following summarizes the allocation of the purchase price and estimated transaction costs related to the InfraSource acquisition. This allocation is based on the significant use of estimates and on information that was available to management at the time these consolidated financial statements were prepared. Portions of the allocation of purchase price are preliminary. Accordingly, the allocation will change as management continues to assess available information, and the impact of such changes may be material. Specifically, the valuation of the operating unit engaged in the leasing of fiber-optic telecommunications facilities and the associated customer leases, as well as the values for intangible assets and deferred and other taxes are preliminary and subject to material change based on the results of the final evaluation.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values (in thousands):

August 31,
2007

Current assets	$287,819
Non-current assets	9,277
Property and equipment	213,039
Intangible assets	158,840
Goodwill	977,749

Total assets acquired	1,646,724

Current liabilities	203,051
Long-term liabilities	172,099

Total liabilities assumed	375,150

Net assets acquired	$1,271,574

Additionally, Quanta incurred approximately $12.1 million of costs related to the Merger.

Although they are subject to change based on final evaluations, the preliminary amounts assigned to various intangible assets at August 31, 2007 related to the InfraSource acquisition are customer relationships of $95.3 million, backlog of $50.5 million and non-compete agreements of $13.0 million. The customer relationships are being amortized on a straight-line basis over 15 years, backlog is being amortized based on the estimated pattern of the consumption of the economic benefit over a weighted average period of 1.9 years and the non-compete agreements are being amortized on a straight-line basis over the lives of the underlying contracts over a weighted average period of 2.5 years.

Goodwill represents the excess of the purchase price over the fair value of the acquired net assets. Quanta anticipates to continue to realize meaningful operational and cost synergies, such as enhancing the combined service offerings, expanding the geographic reach and resource base of the combined company, improving the utilization of personnel and fixed assets, the elimination of duplicate corporate functions, as well as accelerating revenue growth through enhanced cross-selling and marketing opportunities. Quanta believes these opportunities contribute to the recognition of the substantial goodwill.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. The following pro forma results of operations have been provided for the years ended December 31, 2006 and 2007 as though the Merger had been completed as of the beginning of each period presented (in thousands except per share amounts).

	Year Ended December 31,
	2006	2007

Revenues	$3,101,937	$3,262,382
Gross profit	$465,892	$521,024
Selling, general and administrative expenses	$280,632	$321,883
Amortization of intangible assets	$40,794	$43,243
Income from continuing operations	$26,070	$126,871
Net income	$27,595	$129,683
Earnings per share from continuing operations:
Basic	$0.16	$0.75
Fully diluted	$0.16	$0.70

The pro forma combined results of operations have been prepared by adjusting the historical results of Quanta to include the historical results of InfraSource, the reduction in interest expense and interest income as a result of the repayment of InfraSource’s outstanding indebtedness on the acquisition date, certain reclassifications to conform InfraSource’s presentation to Quanta’s accounting policies and the impact of the preliminary purchase price allocation discussed above. The pro forma results of operations do not include any cost savings that may result from the Merger or any estimated costs that have been or will be incurred by Quanta to integrate the businesses other than those already incurred in 2007. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. For example, Quanta recorded tax benefits in 2007 of $33.2 million primarily due to a decrease in reserves for uncertain tax positions. Additionally, InfraSource incurred $13.4 million in merger-related costs prior to the Merger that have not been eliminated in the 2007 pro forma results of operations above. Items such as these, coupled with other risk factors that could have affected the combined company and its operations, make it difficult to use the pro forma results of operations to project future results of operations.

Quanta completed three other acquisitions, which are discussed below, during the year ended December 31, 2007. The pro forma impact of the three other acquisitions has not been included due to the fact that they are immaterial to Quanta’s financial statements individually and in the aggregate.

Other Acquisitions

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

In May 2007, Quanta acquired a telecommunications company for a purchase price (including the post-closing purchase price adjustment for net working capital) of $4.5 million, consisting of $3.0 million in cash and 54,560 shares of Quanta common stock valued at $1.5 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its telecommunications business in the western United States. The estimated fair value of the tangible assets was $1.8 million and consisted of current assets of $1.5 million and property and equipment of $0.3 million. Net tangible assets acquired were $1.5 million after considering liabilities of $0.3 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $1.4 million and intangible assets in the amount of $1.6 million, consisting of customer relationships, backlog and a non-compete agreement.

In October 2007, Quanta acquired a foundation drilling company for a purchase price (excluding a post-closing purchase price adjustment for net working capital estimated at $0.2 million) of $24.5 million, consisting of $15.5 million in cash and 337,108 shares of Quanta common stock valued at $9.0 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its foundation drilling business in connection with the construction of electric transmission infrastructure in the United States. The estimated fair value of the tangible assets was $9.6 million and consisted of current assets of $4.6 million and property and equipment of $5.0 million. Net tangible assets acquired were $8.5 million after considering liabilities of $1.1 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $12.7 million and intangible assets in the amount of $3.3 million, consisting of customer relationships, backlog and a non-compete agreement.

4.	GOODWILL AND INTANGIBLE ASSETS

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Balance at beginning of year	$387,307	$387,307	$330,495
Impairment	—	(56,812)	—
Acquisition of foundation drilling company in January 2007	—	—	20,651
Acquisition of telecommunication company in May 2007	—	—	1,417
Acquisition of InfraSource in August 2007	—	—	989,845
Acquisition of foundation drilling company in October 2007	—	—	12,690

Balance at end of year	$387,307	$330,495	$1,355,098

During 2006, as part of our annual test for goodwill impairment, goodwill of $56.8 million was written off as a non-cash operating expense. The goodwill impairment is associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

During the year ended December 31, 2007, Quanta recorded approximately $170.0 million in other intangible assets associated with the four acquisitions closed during that period of time.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are comprised of (in thousands):

	December 31,
	2006	2007

Intangible assets:
Customer relationships	$2,100	$104,834
Backlog	—	53,242
Non-compete agreements	—	14,030
Patented rights	1,504	1,504

Total intangible assets	3,604	173,610

Accumulated amortization:
Customer relationships	(1,313)	(4,054)
Backlog	—	(14,274)
Non-compete agreements	—	(1,644)
Patented rights	(843)	(943)

Total accumulated amortization	(2,156)	(20,915)

Intangible assets, net	$1,448	$152,695

Expenses for the amortization of intangible assets were $0.4 million, $0.4 million and $18.8 million for the years ended December 31, 2005, 2006 and 2007. The weighted average amortization period for all intangible assets as of December 31, 2007 is 10.3 years, while the weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights are 14.6 years, 1.8 years, 2.6 years and 5.6 years, respectively. The values of the intangible assets recorded in connection with the InfraSource Merger are preliminary and subject to change based on the results of the final valuation. The estimated future aggregate amortization expense of intangible assets is set forth below (in thousands):

For the Fiscal Year Ended December 31,

2008	$34,865
2009	16,998
2010	12,084
2011	10,940
2012	11,739
Thereafter	66,069

Total	$152,695

5.	DISCONTINUED OPERATION

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary, for approximately $6.0 million in cash. In accordance with SFAS No. 144, Quanta has presented EPA’s income statement for the current and prior periods as a discontinued operation in the accompanying consolidated statements of operations. Quanta does not allocate corporate debt or interest expense to discontinued operations. A pre-tax gain of approximately $3.7 million was recorded in the year ended December 31, 2007 and included as income from discontinued operation in the consolidated income statement in such period.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of revenues and pre-tax income (including the pre-tax gain of $3.7 million in the year ended December 31, 2007) related to EPA and included in income from discontinued operation are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Revenues	$16,371	$21,406	$14,695
Income before income tax provision	$622	$1,938	$4,182

The assets, liabilities and cash flows associated with EPA have historically been immaterial to Quanta’s balance sheet and cash flows.

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended 2005, 2006 and 2007 is illustrated below (in thousands):

	Year Ended December 31,
	2005	2006	2007

Income for basic earnings per share:
From continuing operations	$29,179	$16,233	$133,140
From discontinued operation	378	1,250	2,837

Net income	$29,557	$17,483	$135,977

Weighted average shares outstanding for basic earnings per share	115,756	117,027	135,793
Basic earnings per share:
From continuing operations	$0.25	$0.14	$0.98
From discontinued operation	.01	0.01	0.02

Net income	$0.26	$0.15	$1.00

Income for diluted earnings per share:
Income from continuing operations	$29,179	$16,233	$133,140
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	—	—	12,795

Income from continuing operations for diluted earnings per share	29,179	16,233	145,935
Income from discontinued operation	378	1,250	2,837

Net income for diluted earnings per share	$29,557	$17,483	$148,772

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2006	2007

Calculation of weighted average shares for diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	115,756	117,027	135,793
Effect of dilutive stock options and restricted stock	878	836	816
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	—	—	30,651

Weighted average shares outstanding for diluted earnings per share	116,634	117,863	167,260

Diluted earnings per share:
From continuing operations	$0.25	$0.14	$0.87
From discontinued operations	—	0.01	0.02

Net income	$0.25	$0.15	$0.89

For the years ended December 31, 2005, 2006 and 2007, stock options for approximately 0.2 million, 0.2 million and 0.1 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the year ended December 31, 2007, 0.4 million shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because the grant prices were greater than the average market price of Quanta’s common stock. For the years ended December 31, 2005 and 2006, the effect of assuming conversion of Quanta’s convertible subordinated notes would be antidilutive and the underlying shares were therefore excluded from the calculation of diluted earnings per share.

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2005	2006	2007

Balance at beginning of year	$52,560	$49,519	$48,372
Acquired through acquisitions	—	—	1,276
Charged to expense	1,988	1,587	1,216
Deductions for uncollectible receivables written off, net of recoveries	(5,029)	(2,734)	(3,291)

Balance at end of year	$49,519	$48,372	$47,573

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in progress are as follows (in thousands):

	December 31,
	2006	2007

Costs incurred on contracts in progress	$622,144	$1,006,935
Estimated earnings, net of estimated losses	65,713	159,667

	687,857	1,166,602
Less — Billings to date	(680,458)	(1,159,781)

	$7,399	$6,821

Costs and estimated earnings in excess of billings on uncompleted contracts	$36,113	$72,424
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(28,714)	(65,603)

	$7,399	$6,821

Property and equipment consists of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2006	2007

Land	—	$3,024	$9,028
Buildings and leasehold improvements	5-30	14,970	29,984
Operating equipment and vehicles	5-25	529,456	617,654
Dark fiber and related assets	5-20	—	99,697
Office equipment, furniture and fixtures	3-7	24,969	34,306
Construction work in progress	—	1,273	41,794

		573,692	832,463
Less — Accumulated depreciation and amortization		(296,903)	(300,178)

Property and equipment, net		$276,789	$532,285

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2006	2007

Accounts payable, trade	$107,484	$203,774
Accrued compensation and related expenses	57,522	93,509
Accrued insurance	51,287	57,325
Accrued loss on contracts	876	17,553
Deferred revenues	4,569	15,021
Accrued interest and fees	4,726	4,097
Federal and state taxes payable, including contingencies	33,628	5,049
Other accrued expenses	10,805	24,487

	$270,897	$420,815

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	December 31,
	2006	2007

4.0% convertible subordinated notes	$33,273	$—
4.5% convertible subordinated notes	270,000	269,979
3.75% convertible subordinated notes	143,750	143,750
Notes payable to various financial institutions, interest ranging from 0.0% to 8.0%, secured by certain equipment and other assets	1,572	1,032

	448,595	414,761
Less — Current maturities	(34,845)	(271,011)

Total long-term debt obligations	$413,750	$143,750

Credit Facility

Quanta has a credit facility with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time upon receipt of additional commitments from new or existing lenders. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit. The credit facility was entered into in June 2006 as an amendment and restatement of Quanta’s prior credit facility and has since been amended as described below.

During the third quarter of 2007, Quanta entered into two amendments to the credit facility. The first amendment was entered into in connection with the consummation of the Merger and was closed August 30, 2007. Among other terms, the first amendment amended the timing of (i) the requirement of Quanta and its subsidiaries to pledge certain regulated assets acquired in the Merger and (ii) the requirement of Quanta’s regulated subsidiaries acquired in the Merger to become guarantors under the credit facility. Additionally, the first amendment provided an exception to the pledge of certain licenses acquired in the Merger, added certain security interests acquired in the Merger as permitted liens, added certain surety bonds acquired in the Merger as permitted indebtedness and permitted the sale of the assets of a Quanta subsidiary. The second amendment, effective as of September 19, 2007, increased the amount of the aggregate revolving commitments in effect at the time from $300.0 million to $475.0 million and extended the maturity date to September 19, 2012. The second amendment also permitted additional types and amounts of liens and other encumbrances on Quanta’s assets, indebtedness that Quanta can incur and investments and other similar payments that Quanta can make. Additionally, the second amendment removed a minimum consolidated net worth covenant, reduced certain other restrictions and provided the opportunity for lower borrowing rates, commitment fees and letter of credit fees under the credit facility, which are described below. Quanta incurred $0.8 million in costs in the third quarter of 2007 associated with these amendments to the credit facility. These costs were capitalized and, along with costs incurred in connection with the amendment and restatement of the credit facility in June 2006, are being amortized until September 19, 2012, the amended maturity date.

As of December 31, 2007, Quanta had approximately $168.6 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $306.4 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of December 31, 2007, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its surety and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of its assets. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its 3.75% and 4.5% convertible subordinated notes. The capital stock and assets of certain of Quanta’s regulated U.S. subsidiaries acquired in the Merger will not be pledged under the credit facility, and these subsidiaries will also not be included as guarantors under the credit facility, until regulatory approval to do so is obtained.

4.0% Convertible Subordinated Notes

As of December 31, 2006, Quanta had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At December 31, 2007, Quanta had outstanding approximately $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. During each of the quarters in 2006 and 2007, the market price condition described in clause (i) above was satisfied, and the notes were convertible at the option of the holder. During 2007, $21,000 in aggregate principal amount of the 4.5% Notes were settled in cash upon conversion by the holders. The remaining notes are presently convertible at the option of each holder, and the conversion period will expire on March 31, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

Beginning October 8, 2008, Quanta may redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. The holders of the 4.5% Notes may require Quanta to repurchase all or some of their notes at the principal amount thereof plus accrued and unpaid interest on each of October 1, 2008, October 1, 2013 or October 1, 2018, or upon the occurrence of a fundamental change, as defined by the indenture under which Quanta issued the notes. Quanta must pay any required repurchases on October 1, 2008 in cash. For all other required repurchases, Quanta has the option to deliver cash, shares of its common stock or a combination thereof to satisfy its repurchase obligation. If Quanta were to satisfy any required repurchase obligation with shares of its common stock, the number of shares delivered will equal the dollar amount to be paid in common stock divided by 98.5% of the market price of Quanta’s common stock, as defined by the indenture. The right to settle for shares of common stock can be surrendered by Quanta. The 4.5% Notes carry cross-default provisions with Quanta’s other debt instruments exceeding $10.0 million in borrowings, which includes Quanta’s existing credit facility.

In October 2007, Quanta reclassified the $270.0 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation as the holders may elect repayment of the 4.5% Notes in cash on October 1, 2008. Quanta has not yet determined whether it will use cash on hand, issue equity or incur additional debt to fund this cash obligation in the event the holders elect repayment.

3.75% Convertible Subordinated Notes

At December 31, 2007, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes are not presently convertible, although they were convertible during the third quarter of 2007 as a result of the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfaction of the market price condition described in clause (i) above. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

Maturities

The maturities of long-term debt obligations as of December 31, 2007, are as follows (in thousands):

Year Ending December 31 —
2008	$271,011
2009	—
2010	—
2011	—
2012	—
Thereafter	143,750

$414,761

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Federal —
Current	$10,657	$44,138	$24,910
Deferred	9,885	(1,992)	5,677
State —
Current	3,134	3,028	501
Deferred	(1,245)	536	627
Foreign —
Current	(35)	1,020	2,437
Deferred	50	225	70

	$22,446	$46,955	$34,222

The actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Provision at the statutory rate	$18,069	$22,116	$58,577
Increases (decreases) resulting from —
State and foreign taxes	1,080	3,837	11
State tax audit settlement	—	(1,024)	—
Contingency reserves, net	1,566	3,476	(23,113)
FAS 142 goodwill impairment	—	19,687	—
Tax-exempt interest income	—	(2,577)	(586)
Production activity deduction	—	(606)	(1,729)
Non-deductible expenses	1,934	2,054	1,817
Valuation allowance	(203)	(8)	(755)

	$22,446	$46,955	$34,222

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2006	2007

Deferred income tax liabilities —
Property and equipment	$(77,199)	$(93,404)
Goodwill	—	(9,159)
Other Intangibles	—	(59,057)
Book/tax accounting method difference	(21,781)	(24,125)

Total deferred income tax liabilities	(98,980)	(185,745)

Deferred income tax assets —
Allowance for doubtful accounts and other reserves	7,976	16,324
Goodwill	16,401	—
Other Intangibles	1,129	—
Accrued expenses	48,659	79,501
Net operating loss carryforwards	12,766	9,727
Inventory and other	3,212	21,512

Subtotal	90,143	127,064
Valuation allowance	(10,111)	(8,238)

Total deferred income tax assets	80,032	118,826

Total net deferred income tax liabilities	$(18,948)	$(66,919)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2006	2007

Current deferred income taxes:
Assets	$32,695	$54,431
Liabilities	(20,503)	(19,934)

	12,192	34,497

Non-current deferred income taxes:
Assets	47,337	64,395
Liabilities	(78,477)	(165,811)

	(31,140)	(101,416)

Total net deferred income tax liabilities	$(18,948)	$(66,919)

The current deferred income tax assets, net of current deferred income tax liabilities, are included in prepaid expenses and other current assets.

At December 31, 2007, Quanta had state net operating loss carryforwards, the tax effect of which is approximately $9.7 million. These carryforwards will expire as follows: 2008, $0.7 million; 2009, $0.4 million; 2010, $0.4 million; 2011, $0.3 million; 2012, $0.2 million and $7.7 million thereafter.

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

Quanta has not provided for U.S. deferred income taxes or foreign withholding taxes for undistributed earnings of its non-U.S. subsidiaries as of December 31, 2007, since Quanta intends to reinvest these earnings indefinitely. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

As discussed in Note 2, Quanta adopted FIN No. 48 on January 1, 2007. A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows (in thousands):

Balance at January 1, 2007	$72,547
Additions based on tax positions related to the current year	9,177
Additions for tax positions of prior years	146
Additions attributable to acquisitions of businesses	1,934
Reductions for tax positions of prior years	(93)
Settlements	(11,658)
Reductions resulting from a lapse of the applicable statutes of limitations	(22,715)

Balance at December 31, 2007	$49,338

For the year ended December 31, 2007, the $11.7 million in settlements relates to the completion of IRS audits for tax years 2000 to 2004 and the $22.7 million reduction is due to the lapse in certain statutes of limitations for tax years 2000 to 2003. Of the total $49.3 million of unrecognized tax benefits as of December 31, 2007, $34.2 million, which is net of the federal benefit of state taxes, represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. Quanta believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by an additional $0.5 million to $1.4 million due to the expiration of certain statutes of limitations.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2004 through 2006 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction under FIN No. 48.

Quanta had approximately $14.6 million and $8.1 million for the payment of interest and penalties accrued at December 31, 2006 and 2007. Quanta recognizes interest and penalties within the income tax provision.

10.	STOCKHOLDERS’ EQUITY:

Stockholder Rights Plan

Quanta has a stockholder rights plan pursuant to which one right to acquire Series D Junior Preferred Stock, as described below, has been issued and attached to each outstanding share of common stock. The following description of Quanta’s stockholder rights plan and the certificate of designations setting forth the terms and conditions of the Series D Junior Preferred Stock are intended as summaries only and are qualified

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in their entirety by reference to the form of stockholder rights plan and certificate of designations to the certificate of incorporation filed with the SEC.

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

Limited Vote Common Stock

The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the Board of Directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. In 2006, 95,975 shares and in 2007, 155,634 shares of Limited Vote Common Stock were converted to common stock. No shares of Limited Vote Common Stock were converted to common stock during the year ended December 31, 2005.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

Pursuant to Quanta’s stock incentive plans described in Note 11 (including the stock incentive plans assumed from InfraSource in the Merger), employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 350,037 shares in 2005 with a total market value of $2.8 million, 368,179 shares in 2006 with a total market value of $5.1 million, and 213,403 shares in 2007 with a total market value of $5.1 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or to be counted for quorum purposes.

Deferred Compensation

Pursuant to the Quanta Plans discussed in Note 11, Quanta issues restricted stock at the fair market value of the common stock as of the date of issuance. The shares of restricted stock issued pursuant to the Quanta Plans are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. Prior to the adoption of SFAS 123(R), upon issuance of the restricted stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and amortized over the vesting period as non-cash compensation expense, typically three years. If shares of restricted stock were canceled during a given period, any remaining unamortized deferred compensation expense related to the issuance and any non-cash compensation expense previously recognized on the canceled shares were reversed against additional paid-in capital. In connection with the adoption of SFAS 123(R), deferred compensation is no longer recorded and the amount recorded as of December 31, 2005, $6.4 million, was reversed against additional paid-in capital in 2006.

Comprehensive Income

The following table presents the components of comprehensive income for the periods presented:

	Year Ended December 31,
	2005	2006	2007

Net income	$29,557	$17,483	$135,977
Foreign currency translation adjustment	—	—	3,663

Comprehensive income	$29,557	$17,483	$139,640

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income as a result. See further descriptions in Note 2 — “Functional Currency and Translation of Financial Statements.”

11.	LONG-TERM INCENTIVE PLANS:

Stock Incentive Plan

On May 24, 2007, Quanta stockholders approved the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan). The 2007 Plan provides for the award of restricted common stock, incentive stock options and non-qualified stock options. The 2001 Plan was terminated effective May 24, 2007, and no further awards or grants under the 2001 Plan will occur. Outstanding awards and grants made under the 2001 Plan will however continue to be governed by its terms. The 2007 Plan and the 2001 Plan are referred to as the Quanta Plans. The purpose of the Quanta Plans is to provide directors, key employees, officers and certain consultants and advisors with additional incentives by increasing their proprietary interest in Quanta.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Merger, Quanta assumed InfraSource’s 2003 Omnibus Stock Incentive Plan and 2004 Omnibus Stock Incentive Plan, in each case as amended (the InfraSource Plans). Outstanding awards of InfraSource stock options were converted to options to acquire Quanta common stock, and outstanding awards of InfraSource restricted common stock were converted to Quanta restricted common stock, each as described in further detail below. The InfraSource Plans were terminated in connection with the Merger, and no further awards will be made under these plans, although the terms of these plans will govern outstanding awards.

The 2007 Plan, which is the only plan sponsored by Quanta pursuant to which future awards may be made, provides for the award of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonqualified stock options and restricted stock (collectively, the Awards). The aggregate number of shares of common stock with respect to which options or restricted stock may be awarded may not exceed 4,000,000 shares of common stock. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to applicable regulation and the terms of the 2007 Plan, the authority to grant Awards under the 2007 Plan, to construe and interpret the 2007 Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 2007 Plan, provided that the Board, or authorized committee of the Board, may delegate to a committee of the Board designated as the Equity Grant Committee, consisting of one or more directors, the authority to grant limited Awards to eligible persons who are not executive officers or non-employee directors. Specifically, the Equity Grant Committee has the authority to award stock options and restricted stock, provided (i) the aggregate number of shares of common stock subject to stock options and/or shares of restricted stock awarded by the Equity Grant Committee in any calendar quarter does not exceed 100,000 shares (or 20,000 shares in any calendar quarter with respect to any individual) and (ii) the aggregate value of restricted stock awarded by the Equity Grant Committee in any calendar quarter does not exceed $250,000 (or $25,000 with respect to any individual), in each case, determined based on the fair market value of the common stock on the date the restricted stock is awarded. In connection with the adoption of the 2007 Plan, the Board approved the designation of the Equity Grant Committee and appointed John R. Colson, Quanta’s Chairman of the Board and Chief Executive Officer, as sole member of the committee.

All of Quanta’s employees (including its executive officers and directors who are also employees), non-employee directors and certain consultants and advisors are eligible to receive awards under the 2007 Plan, but only its employees (including executive officers and directors who are also employees) are eligible to receive ISOs. Awards in the form of stock options are exercisable during the period specified in each stock option agreement and generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee or, if applicable, the Equity Grant Committee. No option will remain exercisable later than ten years after the date of award (or five years in the case of ISOs awarded to employees owning more than 10% of our voting capital stock). The exercise price for ISOs awarded under the 2007 Plan may be no less than the fair market value of a share of common stock on the date of award (or 110% in the case of ISOs awarded to employees owning more than 10% of our voting capital stock). Upon the exercise of new stock options, Quanta has historically issued shares of common stock rather than treasury shares or shares purchased on the open market, although the plan permits any of the three. Awards in the form of restricted stock are subject to forfeiture and other restrictions until they vest. Except in certain limited circumstances and with respect to restricted stock awards awarded by the Compensation Committee covering in the aggregate no more than 200,000 shares of common stock, any restricted stock award that vests on the basis of a grantee’s continuous service shall not provide for vesting that is any more rapid than annual pro rata vesting over a three year period, and any restricted stock award that vests upon the attainment of performance goals established by the Compensation Committee shall provide for a performance period of at least twelve months, in each case, as designated by the Compensation Committee or, if applicable, the Equity Grant Committee and as specified in each award agreement.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Beginning January 1, 2006, Quanta accounted for its stock options in accordance with SFAS No. 123(R); however, the effect of expensing the fair value of the stock options did not have a material impact on Quanta’s financial position or results or operations, as the number of unvested stock options remaining at the time of the adoption of SFAS 123(R) was not significant. No stock options have been granted by Quanta since November 2002. As of December 31, 2006 and 2007, the number of options outstanding under the 2001 Plan, all of which have vested, was not material. Options under the 2001 Plan exercised generated $4.1 million of cash proceeds and $1.6 million of associated income tax benefits in 2007. Options granted under the InfraSource Plans assumed in connection with the Merger are discussed below.

In connection with the Merger, each option to purchase shares of InfraSource common stock granted under the InfraSource Plans that was outstanding on August 30, 2007 was converted into an option to purchase the number of whole shares of Quanta common stock that was equal to the number of shares of InfraSource common stock subject to that option immediately prior to the effective time of the Merger multiplied by 1.223. These options were converted on the same terms and conditions as applied to each such option immediately prior to the Merger. The exercise price for each InfraSource option granted was also adjusted by dividing the exercise price in effect immediately prior to the Merger for each InfraSource option by 1.223. The former InfraSource options generally vest over four years and have a maximum term of ten years; however, some options vested on August 30, 2007 due to change of control provisions in place in certain InfraSource option or management agreements, and there has been and may be additional accelerated vesting if the employment of certain option holders is terminated within a certain period following the Merger.

In connection with the Merger, Quanta calculated the fair value of the former InfraSource stock options as of August 30, 2007 using the Black-Scholes model. Assumptions used in this model were based on estimates derived from historic estimate of both Quanta and InfraSource. Quanta estimated expected stock price volatility based on the historical volatility of Quanta’s common stock. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of the InfraSource options. The dividend yield assumption is based on Quanta’s intent not to issue a dividend. Quanta currently uses the simplified method to calculate expected term. Forfeitures were estimated based on Quanta’s historical experience. These assumptions remained unchanged at December 31, 2007.

August 30, 2007

Weighted Average Assumptions:
Expected volatility	40%
Dividend yield	0%
Risk-free interest rate	4.13 - 4.20%
Annual forfeiture rate	8%
Expected term (in years)	6.25

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for all of the former InfraSource options outstanding and exercisable from the period August 31, 2007 to December 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price per	Contractual	Value
	Options	Share	Life	(In thousands)

Balance, August 31, 2007	1,927,369	$10.61
Granted	—	—
Exercised	(596,461)	$10.33
Canceled	(18,247)	$11.73

Balance, December 31, 2007	1,312,661	$10.73	7.38	$20,365

As of December 31, 2007:
Fully vested options and options expected to ultimately vest	1,260,414	$10.59	7.34	$19,720

Options exercisable	822,953	$9.29	6.96	$13,953

	As of December 31, 2007
	Stock Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Stock	Contractual	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

$3.76 — $3.76	268,538	5.73	$3.76	268,538	$3.76
$6.44 — $9.80	332,091	7.86	$9.50	163,087	$9.64
$10.63 — $13.09	305,103	6.47	$10.78	234,726	$10.82
$13.84 — $16.80	406,929	8.75	$16.27	156,602	$16.07

	1,312,661			822,953

The aggregate intrinsic value above represents the total pre-tax intrinsic value, based on Quanta’s closing stock price of $26.24 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Former InfraSource options exercised during the period from August 31, 2007 through December 31, 2007 had an intrinsic value of $8.1 million, generated $6.2 million of cash proceeds and generated $3.2 million of associated income tax benefit. The total number of shares related to in-the-money options exercisable on December 31, 2007 was 822,953. When stock options are exercised, Quanta has historically issued new shares to the option holders.

As of December 31, 2007, there was approximately $6.1 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of the stock options issued under the InfraSource Plans that vested during the period from September through December 2007 was $8.6 million.

The actual tax benefit realized for the tax deductions from option exercises totaled approximately $0.4 million for the year ended December 31, 2006 and $4.1 million for the year ended December 31, 2007. These tax benefits are reported as cash inflows from financing activities and as adjustments to net income to derive cash flow from operations within the statement of cash flows for the years ended December 31, 2006 and 2007, as required by SFAS No. 123(R). As discussed in Note 2 above, prior periods have not been adjusted in accordance with the modified prospective method of application.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the Merger, each share of restricted common stock issued under the InfraSource Plans that was outstanding on August 30, 2007 was converted into 1.223 restricted shares of Quanta common stock. The shares of restricted common stock issued under the InfraSource Plans remain subject to forfeiture, restrictions on transfer and certain other conditions of the awards until they vest, which generally occurs in equal annual installments over three or four year periods commencing on the first anniversary of the grant date, with certain exceptions. During the restriction period, the restricted stockholders are entitled to vote and receive dividends on such shares. The vesting period for some holders of restricted stock accelerated and the forfeiture and transfer restrictions lapsed when their employment was terminated.

During the years ended December 31, 2005, 2006 and 2007, Quanta granted 0.7 million, 0.7 million and 0.4 million shares of restricted stock under the Quanta Plans with a weighted average grant price of $7.58, $13.98 and $25.72, respectively. During the years ended December 31, 2005, 2006 and 2007, 1.1 million, 1.2 million and 0.7 million shares vested with an approximate fair value at the time of vesting of $8.9 million, $16.9 million and $16.9 million, respectively. Vested amounts in 2007 include restricted shares that vested under the InfraSource Plans following the Merger.

A summary of the restricted stock activity for the year ended December 31, 2007 is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	(per share)

Unvested at January 1, 2007	1,298	$10.85
Granted	434	$25.72
Conversion of InfraSource restricted stock to Quanta restricted stock	183	$27.39
Vested	(732)	$11.98
Forfeited	(54)	$17.37

Unvested at December 31, 2007	1,129	$15.84

As of December 31, 2007, there was approximately $12.1 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. That cost is expected to be recognized over a weighted average period of 1.52 years.

Compensation expense is measured based on the fair value of the restricted stock and is recognized on a straight-line basis over the requisite service period, which is the vesting period. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. The adoption of SFAS No. 123(R) requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta uses historical data to estimate the forfeiture rate. The effect of estimating forfeitures in determining the period expense, rather than recording forfeitures as they actually occurred, was not significant. During the years ended December 31, 2005, 2006 and 2007, Quanta recorded non-cash compensation expense with respect to restricted stock in the amount of $5.0 million, $6.0 million and $7.9 million, respectively, and a related income tax benefit of $1.9 million, $2.4 million and $3.7 million, respectively.

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

Employee Stock Purchase Plans

The 1999 Employee Stock Purchase Plan (the ESPP) was adopted by the Board of Directors of Quanta and was approved by the stockholders of Quanta in May 1999. The ESPP was terminated during 2005. The purpose of the ESPP was to provide an incentive for employees of Quanta and any Participating Company (as defined in the ESPP) to acquire or increase a proprietary interest in Quanta through the purchase of shares of Quanta’s common stock. The ESPP was intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the Code). The provisions of the ESPP were construed in a manner consistent with the requirements of that section of the Code. The ESPP was administered by a committee, appointed from time to time, by the Board of Directors. The ESPP was not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. During 2005, Quanta issued 674,759 shares pursuant to the ESPP. Additionally, InfraSource had a 2004 Employee Stock Purchase Plan (2004 ESPP), which was terminated prior to the Merger. Quanta did not assume any liability related to the 2004 ESPP but will receive tax benefits as shares are sold from the 2004 ESPP.

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock, options exercised and Quanta’s and InfraSource’s employee stock purchase plans, both of which have been terminated, are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Non-cash compensation expense related to restricted stock	$4,973	$6,038	$7,935
Non-cash compensation expense related to stock options	—	—	1,427

Total stock-based compensation included in selling, general and administrative expenses	$4,973	$6,038	$9,362

Actual tax benefit for the tax deductions from vested restricted stock	$1,689	$3,274	$2,142
Actual tax benefit for the tax deductions from options exercised	123	436	4,096
Actual tax benefit related to the employee stock purchase plans	199	165	37

Actual tax benefit related to stock-based compensation expense included as a financing activity on the statement of cash flows beginning in 2006	2,011	3,875	6,275
Income tax benefit related to non-cash compensation expense from restricted stock	1,939	2,355	3,651

Total tax benefit related to stock-based compensation expense	$3,950	$6,230	$9,926

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EMPLOYEE BENEFIT PLANS:

Union’s Multi-Employer Pension Plans

Under collective bargaining agreements between certain unions and various Quanta subsidiaries, the subsidiaries participate with other companies in multi-employer pension plans. These plans typically cover all of the subsidiaries’ employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s subsidiaries have any current plans to withdraw from these plans. Because no Quanta subsidiary is currently contemplating a withdrawal from any plan, it is not possible to ascertain the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to any Quanta subsidiary, and the amounts, if any, for which any Quanta subsidiary may be contingently liable, if such a withdrawal from a plan were to occur in the future. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions apply; however, Quanta is not currently aware of any multi-employer plan to which any Quanta subsidiary contributes being in “critical” status. Contributions to all union multi-employer pension plans by Quanta were approximately $50.3 million, $53.1 million and $69.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Quanta 401(k) Plan

Quanta has a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $5.3 million, $5.6 million and $6.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

13.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s subsidiaries have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years. Related party lease expense for the years ended December 31, 2005, 2006 and 2007 was approximately $3.2 million, $2.6 million and $4.0 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES:

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 13. The terms of these agreements vary from lease to lease, including

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2007 (in thousands):

Operating
Leases

Year Ending December 31 —
2008	$58,712
2009	39,669
2010	30,125
2011	24,662
2012	15,150
Thereafter	21,160

Total minimum lease payments	$189,478

Rent expense related to operating leases was approximately $64.5 million, $78.3 million and $86.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2007, the maximum guaranteed residual value was approximately $145.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed various amounts of capital for expansion of its dark fiber network. Quanta does not commit capital to new network expansions until it has a committed lease arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. Quanta estimates that these expenditures to be approximately $79.5 million, $48.4 million and $1.1 million for the years ended December 31, 2007, 2008 and 2009.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, are defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs allege that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties settled this lawsuit in January 2008, and agreed to a dismissal of all material claims, although the dismissal has not yet been finalized by the court. At December 31, 2007, Quanta has accrued a reserve for the settlement amount an amount.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that may potentially subject Quanta to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Quanta maintains substantially all of its cash investments with what it believes to be high credit quality financial institutions. Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Some of Quanta’s customers have experienced significant financial difficulties. These economic conditions expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or revenues for the years ended December 31, 2005, 2006 and 2007.

Self-Insurance

Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which was subject to a deductible of $250,000 per claimant per year until December 31, 2007. The deductible for employee health care benefits was increased to $350,000 per claimant per year beginning January 1, 2008.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty insurance program, worker’s compensation, auto, general liability, employee benefits, etc. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2006 and 2007, the gross amount accrued for self-insurance claims totaled $117.2 million and $152.0 million, with $73.4 million and $110.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2006 and 2007 were $10.7 million and $22.1 million, of which $5.0 million and $11.9 million are included in prepaid expenses and other current assets and $5.7 million and $10.2 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to pay on its behalf for the above mentioned policy periods is approximately $4.5 million; however, the estimate of the potential range of these future claim amounts is between $2.1 million and $7.8 million. The actual amounts ultimately paid by Quanta in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to it, or any alternative actions that Quanta may pursue, to have a material adverse impact on its financial condition; however, the impact could be material to Quanta’s consolidated results of operations or cash flow in a given period.

Letters of Credit

Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on its behalf, such as to beneficiaries under its self-funded insurance programs. In addition, from time to time some customers require Quanta to post letters of credit to ensure payment to its subcontractors and vendors under those contracts and to guarantee performance under its contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also have to record a charge to earnings for the reimbursement. Quanta does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

As of December 31, 2007, Quanta had $168.6 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2008. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified the surety for any expenses paid out under these performance bonds. As of December 31, 2007, the total amount of outstanding performance bonds was approximately $926.3 million, and the estimated cost to complete these bonded projects was approximately $234.1 million.

Employment Agreements

Quanta has various employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of Quanta. In addition, employment agreements between InfraSource and certain of its executives and employees included provisions that became effective upon termination of employment within a specified time period following the change of control of InfraSource. Upon the occurrence of any of the defined events in the various employment agreements, Quanta will pay certain amounts to the employee, which vary with the level of the employee’s responsibility.

Collective Bargaining Agreements

Certain of Quanta’s subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of December 31, 2007, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these indemnity obligations.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2006 and 2007 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2006:
Revenues	$491,682	$509,115	$523,606	$585,229
Gross profit	58,780	79,829	82,742	91,365
Net income (loss)	7,859	17,659	22,423	(30,458)
Income (loss) from continuing operations	7,614	17,481	22,299	(31,161)
Basic earnings (loss) per share from continuing operations	$0.07	$0.15	$0.19	$(0.27)
Diluted earnings (loss) per share from continuing operations	$0.07	$0.14	$0.17	$(0.27)
2007:
Revenues	$568,959	$552,220	$655,865	$878,992
Gross profit	77,572	85,247	115,053	150,875
Net income	31,204	21,865	49,321	33,587
Income from continuing operations	30,867	21,783	46,950	33,540
Basic earnings per share from continuing operations	$0.26	$0.18	$0.34	$0.20
Diluted earnings per share from continuing operations	$0.23	$0.17	$0.30	$0.18

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

16.	SEGMENT INFORMATION:

Quanta has aggregated each of its individual operating units into one reportable segment as a specialty contractor. Quanta provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including engineering, designing, installing, repairing and maintaining network infrastructure. In addition, Quanta provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In connection with the Merger, Quanta expanded and enhanced its capabilities in its existing services and added a dark fiber leasing business

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that leases point-to-point telecommunications infrastructure in select markets. This dark fiber business has not been disclosed as a separate segment as it is not material to Quanta for the year ended December 31, 2007.

The following table presents information regarding revenues derived from the various industries served by Quanta aggregated by type of work. In previous years, this information had been provided by type of customer. Accordingly, revenues related to all periods have been changed as necessary to reflect revenue by type of work rather than by type of customer. Revenues by type of work are as follows (in thousands):

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

Electric power services	$1,071,137	$1,147,892	$1,510,881
Gas services	200,535	290,978	357,141
Telecommunications and cable television network services	325,344	364,418	460,868
Ancillary services	245,239	306,344	327,146

	$1,842,255	$2,109,632	$2,656,036

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $25.7 million, $53.6 million and $71.5 million of its revenues from foreign operations, the majority of which was earned in Canada, during 2005, 2006 and 2007, respectively.

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Evaluation of Internal Control over Financial Reporting

Management’s Annual Report on internal control over financial reporting can be found in Item 8 of this Annual Report under the heading “Report of Management” and is incorporated herein by reference. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on of the effectiveness of internal control over financial reporting, can also be found in Item 8 of this Annual Report under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers required by Item 401 of Regulation S-K is set forth under the sections entitled “Proposal No. 1: Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2007 (2008 Proxy Statement), which sections are incorporated herein by reference.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, which section is incorporated herein by reference.

Information regarding our adoption of a code of ethics required by Item 406 of Regulation S-K is set forth under the section entitled “Corporate Governance — Code of Ethics and Business Conduct” in our 2008 Proxy Statement, which section is incorporated herein by reference.

Information regarding any changes in our director nomination procedures required by Item 407(c)(3) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Identifying and Evaluating Nominees for Director” and “Additional Information — Stockholder Proposals and Nominations of Directors for the 2009 Annual Meeting” in our 2008 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our audit committee required by Item 407(d)(4) and (d)(5) of Regulation S-K is set forth under the section entitled “Corporate Governance — Audit Committee” in our 2008 Proxy Statement, which section is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive officer and director compensation required by Item 402 of Regulation S-K is set forth under the sections entitled “Executive Compensation and Other Matters” and “Corporate Governance — Director Compensation” in our 2008 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our compensation committee required by Item 407(e)(4) and (e)(5) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2008 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth under the section entitled “Executive Compensation and Other Matters — Equity Compensation Plan Information” in our 2008 Proxy Statement, which section is incorporated herein by reference.

Information regarding security ownership required by Item 403 of Regulation S-K is set forth under the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons, promoters and certain control persons required by Item 404 of Regulation S-K is set forth under the section entitled “Certain Transactions” in our 2008 Proxy Statement, which section is incorporated herein by reference.

Information regarding director independence required by Item 407(a) of Regulation S-K is set forth under the section entitled “Corporate Governance — Board Independence” in our 2008 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the section entitled “Audit Fees” in our 2008 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 56 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

EXHIBIT INDEX

Exhibit
No.			Description

2.1			Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.7		—	Indenture regarding 3.75% Convertible Subordinated Notes dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
4.8		—	Registration Rights Agreement for 3.75% Convertible Subordinated Notes, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)
10	.2*	—	Amendment No. 1 to 1999 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (No. 333-86375) filed August 20, 2004 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.5*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10	.6*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.7*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.9*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.10*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.11*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.12*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed on November 14, 2006 and incorporated herein by reference)
10	.13*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.15*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.16*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.18*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.19*	—	Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated December 29, 2006 (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (001-32164) filed January 5, 2007 and incorporated herein by reference)
10	.20*	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated August 30, 2007 (previously filed as Exhibit 10.8 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10	.21*	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and Terence R. Montgomery dated August 30, 2007 (previously filed as Exhibit 10.9 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10	.22*	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and R. Barry Sauder dated August 30, 2007 (previously filed as Exhibit 10.10 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

Exhibit
No.		Description

10.23	—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.24	—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.25	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.26	—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.27	—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.28	—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.29	—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.30	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.31	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.32	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.33	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

Exhibit
No.			Description

10	.34†	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (filed herein)
10	.35*	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.28 to the Company’s 2006 Form 10-K (no. 001-13831) filed February 28, 2007 and incorporated herein by reference)
10	.36*	—	2007 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (No. 001-13831) filed May 9, 2007 and incorporated herein by reference)
10	.37*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

†	Filed or furnished with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 29, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on February 29, 2008.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President, Controller and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ FREDERICK W. BUCKMAN Frederick W. Buckman	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ RALPH R. DISIBIO Ralph R. DiSibio	Director

Signature	Title

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ DAVID R. HELWIG David R. Helwig	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Director

/s/ GARY A. TUCCI Gary A. Tucci	Director

/s/ JOHN R. WILSON John R. Wilson	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit
No.			Description

2.1			Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Subordinated Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.4		—	First Supplemental Indenture regarding 4.0% Convertible Subordinated Debentures dated July 25, 2000 by and between Quanta Services, Inc. and Chase Bank of Texas, National Association, as Trustee (previously filed as Exhibit 4.2 to the Company’s Form 8-K (No. 001-13831) filed July 26, 2000 and incorporated herein by reference)
4.5		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.6		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.7		—	Indenture regarding 3.75% Convertible Subordinated Notes, dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
4.8		—	Registration Rights Agreement for 3.75% Convertible Subordinated Notes, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	1999 Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Form S-8 (No. 333-86375) filed September 1, 1999 and incorporated herein by reference)
10	.2*	—	Amendment No. 1 to 1999 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (No. 333-86375) filed August 20, 2004 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.5*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10	.6*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.7*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.9*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.10*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.11*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.12*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed on November 14, 2006 and incorporated herein by reference)
10	.13*	—	Amendment No. 1 to Employment Agreement between Quanta Services, Inc. and John R. Colson dated June 1, 2002 (previously filed as Exhibit 10.42 to the Company’s 2002 Form 10-K (No. 001-13831) filed March 31, 2003 and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.15*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.16*	—	Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.18*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.19*	—	Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated December 29, 2006 (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (001-32164) filed January 5, 2007 and incorporated herein by reference)
10	.20*	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and David R. Helwig dated August 30, 2007 (previously filed as Exhibit 10.8 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10	.21*	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and Terence R. Montgomery dated August 30, 2007 (previously filed as Exhibit 10.9 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10	.22*	—	Amendment No. 1 to Amended and Restated Management Agreement by and between InfraSource Services, Inc. and R. Barry Sauder dated August 30, 2007 (previously filed as Exhibit 10.10 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10.23		—	Purchase Agreement, dated April 26, 2006, by and among Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 2, 2006 and incorporated herein by reference)
10.24		—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.25		—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.26		—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.27		—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.28		—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.29		—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.30		—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.31		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.32		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.33		—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10	.34†	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (filed herein)

Exhibit
No.			Description

10	.35*	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.28 to the Company’s 2006 Form 10-K (no. 001-13831) filed February 28, 2007 and incorporated herein by reference)
10	.36*	—	2007 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (No. 001-13831) filed May 9, 2007 and incorporated herein by reference)
10	.37*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

†	Filed or furnished with this Annual Report on Form 10-K