Form 10-Q
period 2008-03-31
QUANTA SERVICES INC
filed 2008-05-12
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

171,625,773 shares of Common Stock were outstanding as of April 30, 2008. As of the same date, 748,131 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	March 31,
	2007	2008

ASSETS
Current Assets:
Cash and cash equivalents	$407,081	$372,194
Accounts receivable, net of allowances of $4,620 and $5,723, respectively	719,672	755,516
Costs and estimated earnings in excess of billings on uncompleted contracts	72,424	74,979
Inventories	25,920	24,980
Prepaid expenses and other current assets	79,665	79,468

Total current assets	1,304,762	1,307,137
Property and equipment, net of accumulated depreciation of $300,178 and $317,442, respectively	532,285	561,168
Other assets, net	42,992	32,349
Intangible assets, net of accumulated amortization of $20,915 and $31,505, respectively	152,695	142,105
Goodwill	1,355,098	1,355,300

Total assets	$3,387,832	$3,398,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$271,011	$270,715
Accounts payable and accrued expenses	420,815	411,062
Billings in excess of costs and estimated earnings on uncompleted contracts	65,603	58,473

Total current liabilities	757,429	740,250
Convertible subordinated notes	143,750	143,750
Deferred income taxes	101,416	97,279
Insurance and other non-current liabilities	200,094	206,801

Total liabilities	1,202,689	1,188,080

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 172,455,951 and 173,319,441 shares issued and 170,255,631 and 170,946,419 shares outstanding, respectively	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 760,171 and 760,171 shares issued and outstanding, respectively	—	—
Additional paid-in capital	2,423,349	2,429,235
Accumulated deficit	(214,191)	(189,939)
Accumulated other comprehensive income	3,663	2,461
Treasury stock, 2,200,320 and 2,373,022 common shares, at cost	(27,680)	(31,780)

Total stockholders’ equity	2,185,143	2,209,979

Total liabilities and stockholders’ equity	$3,387,832	$3,398,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008

Revenues	$568,959	$844,442
Cost of services (including depreciation)	491,387	720,565

Gross profit	77,572	123,877
Selling, general and administrative expenses	48,955	70,716
Amortization of intangible assets	772	10,590

Operating income	27,845	42,571
Interest expense	(5,552)	(5,200)
Interest income	4,298	3,995
Other income (expense), net	29	204

Income from continuing operations before income tax provision (benefit)	26,620	41,570
Provision (benefit) for income taxes	(4,247)	17,318

Income from continuing operations	30,867	24,252
Discontinued operation:
Income from discontinued operation (net of income tax expense of $497 in the three months ended March 31, 2007)	337	—

Net income	$31,204	$24,252

Basic earnings per share:
Income from continuing operations	$0.26	$0.14
Income from discontinued operation	—	—

Net income	$0.26	$0.14

Weighted average basic shares outstanding	118,030	170,050

Diluted earnings per share:
Income from continuing operations	$0.23	$0.14
Income from discontinued operation	—	—

Net income	$0.23	$0.14

Weighted average diluted shares outstanding	149,608	195,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008

Cash Flows from Operating Activities:
Net income	$31,204	24,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	12,347	18,992
Amortization of intangibles	772	10,590
Amortization of debt issuance costs	675	654
Loss on sale of property and equipment	324	152
Provision for doubtful accounts	401	1,352
Deferred income tax provision (benefit)	(56)	304
Non-cash stock-based compensation	1,849	3,776
Tax impact of stock-based equity awards	(2,062)	(1,234)
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts and notes receivable	45,273	(32,827)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,326)	(2,555)
Inventories	3,335	940
Prepaid expenses and other current assets	2,520	911
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(21,494)	(3,169)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,610)	(7,130)
Other, net	(1,103)	178

Net cash provided by operating activities	64,049	15,186

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	855	2,145
Additions of property and equipment	(25,394)	(53,166)
Cash paid for acquisition, net of cash acquired	(17,736)	(187)
Purchases of short-term investments	(309,055)	—
Proceeds from the sale of short-term investments	309,055	—

Net cash used in investing activities	(42,275)	(51,208)

Cash Flows from Financing Activities:
Payments under credit facility	—
Proceeds from other long-term debt	4,497	635
Payments on other long-term debt	(6,065)	(944)
Tax impact of stock-based equity awards	2,062	1,234
Exercise of stock options	477	1,412

Net cash provided by financing activities	971	2,337

Net increase (decrease) in cash and cash equivalents	22,745	(33,685)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,202)
Cash and cash equivalents, beginning of period	383,687	407,081

Cash and cash equivalents, end of period	$406,432	$372,194

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(833)	$(186)
Income taxes paid	$(10,823)	$(4,336)
Income tax refunds	$121	$393

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading national provider of specialized contracting services. Beginning January 1, 2008, Quanta began reporting its results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries, including the design, installation, repair and maintenance of network infrastructure, as well as certain ancillary services. Additionally, the dark fiber construction and leasing (Dark Fiber) segment, which was acquired on August 30, 2007 in the Merger as described below, leases point-to-point fiber-optic telecommunications infrastructure in select markets and provides related design, procurement, construction and maintenance services. Prior to January 1, 2008, Quanta reported results under one business segment, which consisted primarily of the services now under the Infrastructure Services segment.

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). For accounting purposes, the transaction was effective as of August 31, 2007, and results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007. Accordingly, the first quarter of 2007 does not include any results from InfraSource. Similar to Quanta, InfraSource provided specialized infrastructure contracting services to the electric power, gas and telecommunications industries primarily in the United States. The acquisition enhanced and expanded Quanta’s capabilities in its existing service areas and added the Dark Fiber segment.

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary. Accordingly, Quanta has presented EPA’s results of operations for the first quarter of 2007 as a discontinued operation in the accompanying consolidated statements of operations.

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 29, 2008.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and for dark fiber leasing, share-based compensation, provision for income taxes and purchase price allocations.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Short-Term Investments

Quanta held no short-term investments as of December 31, 2007 or March 31, 2008; however during the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which were classified as short-term investments available for sale. The income from VRDNs was tax-exempt to Quanta.

Accounts Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them. As of March 31, 2008, Quanta had total allowances for doubtful accounts of approximately $5.7 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2007 and March 31, 2008 were approximately $60.2 million and $62.8 million and are included in accounts receivable. Also included in other assets, net as of December 31, 2007 and as of March 31, 2008 were $2.1 million and $2.8 million in retainage balances with settlement dates beyond the next twelve months.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, for work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2007 and March 31, 2008, the balances of unbilled receivables included in accounts receivable were approximately $132.3 million and $171.0 million.

As of December 31, 2007, other assets, net included accounts and notes receivable due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these notes receivable were sold pursuant to liquidation proceedings and the net proceeds were being held by a trustee. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. As of December 31, 2007, the collection of amounts owed Quanta were subject to further legal proceedings; however, in March 2008, the parties reached a settlement resulting in the payment of the net receivable amount and the release of any future claims against Quanta. The remaining note receivable balance was written off against the related allowance of approximately $43.0 million in March 2008, without any impact to Quanta’s results of operations for the first quarter of 2008.

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

Quanta accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

As of March 31, 2008, the total amount of unrecognized tax benefits relating to uncertain tax positions was $51.8 million, an increase from December 31, 2007 of $2.5 million related to tax positions expected to be taken in 2008. For the quarter ended March 31, 2008, Quanta recognized $1.3 million of interest and penalties in the provision for income taxes. During the three months ended March 31, 2007, Quanta recorded $15.3 million in tax benefits primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of income.

Revenue Recognition

Infrastructure Services — Quanta designs, installs and maintains networks for the electric power, gas, telecommunications and cable television industries, as well as provides various ancillary services to commercial, industrial and governmental entities. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue when units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input-basis, as labor hours are incurred and services are performed.

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

Dark Fiber — Quanta has fiber-optic facility licensing agreements with various customers, pursuant to which it recognizes revenues, including any initial fees or advanced billings, ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2007 and March 31, 2008, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $23.2 million and $22.8 million and are recognized as deferred revenue, with $15.6 million and $15.2 million considered to be long-term and included in other non-current liabilities.

Dark Fiber Rentals

The Dark Fiber segment constructs and leases fiber-optic telecommunications facilities to customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, including certain renewal options. Under those agreements, customers lease a portion of the capacity of a fiber-optic facility, with the facility owned

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and maintained by Quanta. Minimum future rental revenue related to fiber-optic facility licensing agreements expected to be received by Quanta as of March 31, 2008 are as follows (in thousands):

Minimum
Future
Rentals

Year Ending December 31 —
Remainder of 2008	$27,088
2009	31,095
2010	24,201
2011	16,253
2012	9,876
Thereafter	33,781

Fixed non-cancelable minimum lease revenues	$142,294

Stock-Based Compensation

Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. Quanta values share-based awards using the Black-Scholes option pricing model. Forfeitures are estimated using historical activity. The resulting compensation costs are recognized on a straight-line basis over the service period of each award. SFAS No. 123(R) requires the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R) and its related interpretive accounting pronouncements that address share-based payment transactions. Quanta adopted SFAS No. 157 on January 1, 2008 as it applies to its financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, Quanta will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities in the quarter ended March 31, 2009. Quanta does not currently have any material financial assets and liabilities recognized on its balance sheet that are impacted by the partial adoption of SFAS No. 157. Additionally, Quanta does not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis; however, Quanta does have non-financial assets that are evaluated against measures of fair value on a recurring or as needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on its balance sheet as of March 31, 2008, Quanta does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2008, Quanta adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS No. 159 did not have any material impact on Quanta’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Quanta will adopt SFAS No. 160 in the first quarter of fiscal year 2009. Because Quanta does not currently have any subsidiaries with noncontrolling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) will not have an impact on Quanta’s consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on its consolidated financial position, results of operations or cash flows in future periods when it is applied to acquisitions that occur in 2009 and beyond.

On January 1, 2008, Quanta adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because Quanta did not declare any dividends during the first quarter of 2008 and does not currently anticipate declaring dividends in the near future, EITF 06-11 did not have any impact during the first quarter of 2008, and is not expected to have a material impact in the near term, on Quanta’s consolidated financial position, results of operations or cash flows.

In December 2007, the SEC published Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R).

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the SEC staff states that they would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Because Quanta currently does not anticipate issuing stock options in the near future, SAB 110 is not anticipated to have a material impact on its consolidated financial position, results of operations or cash flows in the near term.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB No. 133.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand how a reporting entity’s derivative instruments and hedging activities impact the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. Early application is encouraged. Since Quanta does not currently have any derivatives or hedging activities, SFAS No. 161 is not anticipated to have a material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

2.  INFRASOURCE ACQUISITION:

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

The following summarizes the allocation of the purchase price and estimated transaction costs related to the InfraSource acquisition. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared. Portions of the allocation of purchase price are preliminary. Accordingly, the allocation will change as management continues to assess available information, and the impact of such changes may be material. Specifically, the valuation of the operating unit engaged in the construction and leasing of fiber-optic telecommunications facilities and the associated customer leases, as well as the values for intangible assets and deferred and other taxes are preliminary and subject to material change based on the results of the final evaluation.

The following table summarizes the estimated fair values (in thousands):

August 31,
2007

Current assets	$287,763
Non-current assets	8,501
Property and equipment	208,754
Intangible assets	158,840
Goodwill	977,820

Total assets acquired	1,641,678

Current liabilities	200,320
Long-term liabilities	169,784

Total liabilities assumed	370,104

Net assets acquired	$1,271,574

Additionally, Quanta incurred approximately $12.1 million of costs related to the Merger which have been included in goodwill but are not in the above purchase price allocation.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although they are subject to change based on final evaluations, the preliminary amounts assigned to various intangible assets at August 31, 2007 related to the InfraSource acquisition are customer relationships of $95.3 million, backlog of $50.5 million and non-compete agreements of $13.0 million. The customer relationships are being amortized on a straight-line basis over 15 years, backlog is being amortized based on the estimated pattern of the consumption of the economic benefit over the original weighted average period of 1.3 years and the non-compete agreements are being amortized on a straight-line basis over the lives of the underlying contracts over the original weighted average period of 2.0 years.

Goodwill represents the excess of the purchase price over the fair value of the acquired net assets. Quanta anticipates to continue to realize meaningful operational and cost synergies, such as enhancing the combined service offerings, expanding the geographic reach and resource base of the combined company, improving the utilization of personnel and fixed assets, eliminating duplicate corporate functions, as well as accelerating revenue growth through enhanced cross-selling and marketing opportunities. Quanta believes these opportunities contribute to the recognition of the substantial goodwill.

The following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. The following pro forma results of operations have been provided for the quarter ended March 31, 2007 as though the Merger had been completed as of January 1, 2007 (in thousands except per share amounts).

Three Months
Ended March 31,
2007

Revenues	$772,763
Gross profit	$106,609
Selling, general and administrative expenses	$78,590
Amortization of intangible assets	$13,553
Income from continuing operations	$22,634
Net income	$22,954
Earnings per share from continuing operations:
Basic	$0.14
Fully diluted	$0.13

The pro forma combined results of operations have been prepared by adjusting the historical results of Quanta to include the historical results of InfraSource, the reduction in interest expense and interest income as a result of the repayment of InfraSource’s outstanding indebtedness on the acquisition date, certain reclassifications to conform InfraSource’s presentation to Quanta’s accounting policies and the impact of the preliminary purchase price allocation discussed above. The pro forma results of operations do not include any cost savings that may result from the Merger or any estimated costs that have been or will be incurred by Quanta to integrate the businesses. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. For example, Quanta recorded tax benefits in the first quarter of 2007 of $15.3 million primarily due to a decrease in reserves for uncertain tax positions. Additionally, InfraSource incurred $3.6 million of merger-related costs in the three months ended March 31, 2007 that have not been eliminated in the pro forma results of operations above. Items such as these, coupled with other risk factors that could have affected the combined company and its operations, make it difficult to use the pro forma results of operations to project future results of operations.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	GOODWILL AND INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2007 and March 31, 2008 is as follows (in thousands):

Total

Balance at December 31, 2007	$1,355,098
Purchase price adjustments related to acquisitions which closed in previous quarters	202

Balance at March 31, 2008	$1,355,300

Intangible assets are comprised of (in thousands):

	December 31,	March 31.
	2007	2008

Intangible assets:
Customer relationships	$104,834	$104,834
Backlog	53,242	53,242
Non-compete agreements	14,030	14,030
Patented rights	1,504	1,504

Total intangible assets	173,610	173,610

Accumulated amortization:
Customer relationships	(4,054)	(5,830)
Backlog	(14,274)	(21,876)
Non-compete agreements	(1,644)	(2,829)
Patented rights	(943)	(970)

Total accumulated amortization	(20,915)	(31,505)

Intangible assets, net	$152,695	$142,105

Expenses for the amortization of intangible assets were $0.8 million and $10.6 million for the three months ended March 31, 2007 and 2008. The remaining weighted average amortization period for all intangible assets as of March 31, 2008 is 5.8 years, while the remaining weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights are 7.7 years, 1.3 years, 1.8 years and 3.2 years, respectively. The values of the intangible assets recorded in connection with the Merger are preliminary and subject to change based on the results of the final valuation. The estimated future aggregate amortization expense of intangible assets as of March 31, 2008 is set forth below (in thousands):

For the Fiscal Year Ended December 31,

Remainder of 2008	$24,275
2009	16,998
2010	12,084
2011	10,940
2012	11,739
Thereafter	66,069

Total	$142,105

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DISCONTINUED OPERATION:

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary, for approximately $6.0 million in cash. Quanta has presented EPA’s results of operations for the three months ended March 31, 2007 as a discontinued operation in the accompanying condensed consolidated statements of operations. Quanta does not allocate corporate debt or interest expense to discontinued operations.

The amounts of revenues and pre-tax income related to EPA and included in income from discontinued operation are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008

Revenues	$5,921	$—
Income before income tax provision	$834	$—

The assets, liabilities and cash flows associated with EPA have historically been immaterial to Quanta’s balance sheet and cash flows.

5.	STOCK-BASED COMPENSATION:

Stock Incentive Plans

Pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options. The purpose of the 2007 Plan is to provide directors, key employees, officers and certain consultants and advisors with additional performance incentives by increasing their proprietary interest in Quanta. Prior to the adoption of the 2007 Plan, Quanta had issued awards of restricted common stock and stock options under its 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan), which was terminated effective May 24, 2007, except that outstanding awards will continue to be governed by the terms of the 2001 Plan. The 2007 Plan and the 2001 Plan are referred to as the Quanta Plans.

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

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Merger, Quanta calculated the fair value of the former InfraSource stock options as of August 30, 2007 using the Black-Scholes model. Assumptions used in this model were based on estimates derived from historic estimates of both Quanta and InfraSource. Quanta estimated expected stock price volatility based on the historical volatility of Quanta’s common stock. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of the InfraSource options. The dividend yield assumption is based on Quanta’s intent not to issue a dividend. Quanta used the simplified method to calculate expected term. Forfeitures were estimated based on Quanta’s historical experience. These assumptions remained unchanged at March 31, 2008.

August 30, 2007

Weighted Average Assumptions:
Expected volatility	40%
Dividend yield	0%
Risk-free interest rate	4.13 — 4.20%
Annual forfeiture rate	8%
Expected term (in years)	6.25

The following tables summarize information for all of the former InfraSource options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price per	Life	Value
	Options	Share	(In years)	(In thousands)

Total outstanding, December 31, 2007	1,312,661	$10.73
Granted	—	—
Exercised	(119,062)	$12.61
Canceled	(18,770)	$10.59

Total outstanding, March 31, 2008	1,174,829	$10.54	7.08	$14,842

As of March 31, 2008:
Fully vested options and options expected to ultimately vest	1,133,221	$10.41	7.04	$14,464

Options exercisable	705,894	$8.76	6.57	$10,174

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008
	Stock Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of Stock	Life	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	(In years)	Price	Options	Price

$3.76 — $3.76	259,360	5.48	$3.76	259,360	$3.76
$6.44 — $9.80	294,051	7.63	$9.56	135,433	$9.63
$10.63 — $13.09	275,736	6.23	$10.80	208,790	$10.85
$13.84 — $16.80	332,229	8.47	$16.07	98,949	$15.82
$20.29 — $20.55	13,453	8.82	$20.38	3,362	$20.38

	1,174,829			705,894

The aggregate intrinsic value above represents the total pre-tax intrinsic value, based on Quanta’s closing stock price of $23.17 on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Former InfraSource options exercised during the three months ended March 31, 2008 had an intrinsic value of $1.1 million, generated $1.5 million of cash proceeds and generated $0.4 million of associated income tax benefit. When stock options are exercised, Quanta has historically issued new shares to the option holders.

As of March 31, 2008, there was approximately $5.0 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of the stock options issued under the InfraSource Plans that vested during the three months ended March 31, 2008 was $0.2 million.

Restricted Stock

Under the Quanta Plans, Quanta has issued restricted common stock at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three years in equal annual installments. During the restriction period, the restricted stockholders are entitled to vote and receive dividends on such shares.

In connection with the Merger, each share of restricted common stock issued under the InfraSource Plans that was outstanding on August 30, 2007 was converted into 1.223 restricted shares of Quanta common stock. The shares of restricted common stock issued under the InfraSource Plans remain subject to forfeiture, restrictions on transfer and certain other conditions of the awards until they vest, which generally occurs in equal annual installments over three or four year periods commencing on the first anniversary of the grant date, with certain exceptions. During the restriction period, the restricted stockholders are entitled to vote and receive dividends on such shares. The vesting period for some holders of restricted stock accelerated and the forfeiture and transfer restrictions lapsed when their employment was terminated following the Merger.

During the three months ended March 31, 2007 and 2008, Quanta granted 0.4 million and 0.7 million shares of restricted stock under the Quanta Plans with a weighted average grant price of $25.43 and $23.02. During the three months ended March 31, 2007 and 2008, 0.6 million and 0.5 million shares vested with an approximate fair value at the time of vesting of $12.6 million and $12.6 million.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock activity for the three months ended March 31, 2008 is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	(per share)

Unvested at December 31, 2007	1,129	$15.84
Granted	719	$23.02
Vested	(499)	$14.59
Forfeited	(10)	$22.57

Unvested at March 31, 2008	1,339	$22.10

As of March 31, 2008, there was approximately $23.7 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. That cost is expected to be recognized over a weighted average period of 2.32 years.

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

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised and Quanta’s and InfraSource’s employee stock purchase plans, both of which have been terminated, are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008

Non-cash compensation expense related to restricted stock	$1,849	$2,801
Non-cash compensation expense related to stock options	—	975

Total stock-based compensation included in selling, general and administrative expenses	$1,849	$3,776

Actual tax benefit for the tax deductions from vested restricted stock	$1,657	$1,038
Actual tax benefit for the tax deductions from options exercised	387	642
Actual tax benefit related to the employee stock purchase plans	18	—

Actual tax benefit related to stock-based compensation expense	2,062	1,680
Income tax benefit related to non-cash compensation expense from restricted stock	721	1,473

Total tax benefit related to stock-based compensation expense	$2,783	$3,153

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings per share for the three months ended March 31, 2007 and 2008 is illustrated below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2008

Income for basic earnings per share:
From continuing operations	$30,867	$24,252
From discontinued operation	337	—

Net income	$31,204	$24,252

Weighted average shares outstanding for basic earnings per share	118,030	170,050

Basic earnings per share:
From continuing operations	$0.26	$0.14
From discontinued operation	—	—

Net income	$0.26	$0.14

Income for diluted earnings per share:
Income from continuing operations	$30,867	$24,252
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	3,199	2,230

Income from continuing operations for diluted earnings per share	34,066	26,482
Income from discontinued operation	337	—

Net income for diluted earnings per share	$34,403	$26,482

Calculation of weighted average shares for diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	118,030	170,050
Effect of dilutive stock options and restricted stock	926	735
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	30,652	24,235

Weighted average shares outstanding for diluted earnings per share	149,608	195,020

Diluted earnings per share:
From continuing operations	$0.23	$0.14
From discontinued operations	—	—

Net income	$0.23	$0.14

For the three months ended March 31, 2007 and 2008, stock options for approximately 0.1 million and 0.1 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2007, the effect of assuming conversion of the 4.0% convertible subordinated notes would have

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been antidilutive and they were therefore excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2008, the effect of assuming conversion of the 3.75% convertible subordinated notes would have been antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

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

As of March 31, 2008, Quanta had approximately $173.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $301.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of March 31, 2008, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.0% Convertible Subordinated Notes

During the first quarter of 2007, Quanta had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At March 31, 2008, Quanta had outstanding approximately $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The market price condition described in clause (i) above has been satisfied for each of the quarters since the fourth quarter of 2005, and therefore the notes were convertible at the option of the holder. The outstanding notes are presently convertible at the option of each holder, and the conversion period will expire on June 30, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

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

In October 2007, Quanta reclassified the $270.0 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation as the holders may elect repayment of the 4.5% Notes in cash on October 1, 2008. Quanta has not yet determined whether it will use cash on hand, issue equity or incur debt to fund this cash obligation in the event the holders elect repayment or if Quanta elects to redeem the 4.5% Notes.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.75% Convertible Subordinated Notes

At March 31, 2008, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

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

Treasury Stock

Pursuant to the stock incentive plans described in Note 5, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first quarter of 2008, Quanta withheld 172,702 shares of Quanta common stock with

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a total market value of $4.1 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Comprehensive Income

The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2008

Net income	$31,204	$24,252
Foreign currency translation adjustment	—	(1,202)

Comprehensive income	$31,204	$23,050

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income as a result.

9.  SEGMENT INFORMATION:

Prior to January 1, 2008, Quanta aggregated each of its individual operating units into one reportable segment as a specialty contractor. Beginning January 1, 2008, Quanta began reporting its results under two business segments, which are the Infrastructure Services and Dark Fiber segments described in Note 1. The Infrastructure Services segment provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, the Infrastructure Services segment provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. The Dark Fiber segment leases point-to-point fiber-optic telecommunications infrastructure in select markets and provides related design, procurement, construction and maintenance services. The Dark Fiber segment services large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Dark Fiber segment was acquired August 30, 2007 as part of the InfraSource Merger. Accordingly, Quanta’s results of operations for the three months ended March 31, 2007 did not include any impact from the dark fiber business, and segment reporting is only provided for the three month period ended March 31, 2008.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed previously, portions of the allocation of purchase price related to the Merger are preliminary, specifically, the valuation of the Dark Fiber segment and the associated customer leases, as well as the values for intangible assets. The current allocations are based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared. Therefore, the following results by segment are subject to change and may change materially. Corporate costs not readily identifiable to a reportable segment are allocated based upon each segment’s revenue contribution to consolidated revenues. The results of operations for the three months ended March 31, 2008 are as follows (in thousands):

	Infrastructure		Total
	Services	Dark Fiber	Reportable
	Segment	Segment	Segments

Revenues (unaffiliated)	$831,234	$13,208	$844,442
Operating income from external customers before amortization	$47,039	$6,122	$53,161

Total assets	$1,265,706	$160,689	$1,426,395
Capital expenditures	$32,411	$20,140	$52,551

The following are reconciliations of reportable segment revenues, profit, assets, and capital expenditures to Quanta’s consolidated totals (in thousands):

Operating income from external customers:
Total operating income before amortization for reportable segments (from external customers)	$53,161
Unallocated amounts:
Amortization of intangible assets	(10,590)

Consolidated total operating income	$42,571

Assets:
Total assets for reportable segments	$1,426,395
Unallocated amounts:
Goodwill	1,355,300
Intangible assets, net of accumulated amortization	142,105
Cash at corporate	392,537
Other unallocated amounts, net	81,722

Consolidated total assets	$3,398,059

Capital Expenditures:
Total capital expenditures for reportable segments	$52,551
Elimination of intersegment profits	(1,142)
Corporate capital expenditures	1,757

Consolidated total capital expenditures	$53,166

The following table presents information regarding revenues derived from the various industries served by Quanta aggregated by type of work. For the three months ended March 31, 2007, this information had previously been reported by type of customer. Accordingly, revenues related to the three months ended March 31, 2007 have

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been reallocated as necessary to reflect revenue by type of work rather than by type of customer. Revenues by type of work are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008

Infrastructure Services:
Electric power services	$337,658	$488,138
Gas services	78,226	136,562
Telecommunications and cable television network services	69,727	144,058
Ancillary services	83,348	62,476

Total Infrastructure Services	568,959	831,234
Dark Fiber	—	13,208

Total Revenues	$568,959	$844,442

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $15.7 million and $24.4 million of its revenues from foreign operations, the majority of which was earned in Canada, during the three months ended March 31, 2007 and 2008.

10.	COMMITMENTS AND CONTINGENCIES:

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2008 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2008	$47,907
2009	43,782
2010	32,822
2011	26,189
2012	16,297
Thereafter	22,279

Total minimum lease payments	$189,276

Rent expense related to operating leases was approximately $16.1 million and $26.4 million for the three months ended March 31, 2007 and 2008.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2008, the maximum guaranteed residual value was approximately $144.9 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committed Capital Expenditures

Quanta has committed various amounts of capital for expansion of its dark fiber network. Quanta does not commit capital to new network expansions until it has a committed lease arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of March 31, 2008, Quanta estimates these expenditures to be approximately $64.7 million for the period April 1, 2008 through December 31, 2008 and $48.8 million and $1.0 million for the years ended December 31, 2009 and 2010.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008, and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on Quanta’s results of operations for the first quarter of 2008.

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

Concentration of Credit Risk

Financial instruments that may potentially subject Quanta to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Quanta maintains substantially all of its cash investments with what it believes to be high credit quality financial institutions. Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Some of Quanta’s customers have experienced significant financial difficulties. These economic conditions expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or March 31, 2008 or revenues for the three months ended March 31, 2007 or 2008.

Self-Insurance

Quanta is insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $350,000 per claimant per year beginning January 1, 2008.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty and health insurance programs. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and March 31, 2008, the gross amount accrued for self-insurance claims totaled $152.0 million and $153.7 million, with $110.1 million and $112.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and March 31, 2008 were $22.1 million and $24.2 million, of which $11.9 million and $14.2 million are included in prepaid expenses and other current assets and $10.2 million and $10.0 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on its behalf for the above mentioned policy periods is approximately $4.4 million; however, the estimate of the potential range of these future claim amounts is between $2.0 million and $8.3 million. The actual amounts ultimately paid by Quanta in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to it, or any alternative actions that Quanta may pursue, to have a material adverse impact on its financial condition; however, the impact could be material to Quanta’s consolidated results of operations or cash flow in a given period.

Letters of Credit

Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on its behalf, such as to beneficiaries under its self-funded insurance programs. In addition, from time to time some customers require Quanta to post letters of credit to ensure payment to its subcontractors and vendors under those contracts and to guarantee performance under its contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also have to record a charge to earnings for the reimbursement. Quanta does not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

As of March 31, 2008, Quanta had $173.9 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with maturities expiring at various times throughout 2008 and 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2008, the total amount of outstanding performance bonds was approximately $912.0 million, and the estimated cost to complete these bonded projects was approximately $272.7 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of March 31, 2008, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these indemnity obligations.

11.	SUBSEQUENT EVENT:

In April 2008, Quanta acquired a telecommunication and cable construction company for a purchase price, including an estimated post-closing purchase price adjustment for net working capital, of approximately $39.0 million, consisting of approximately $24.1 million in cash and 593,470 shares of Quanta common stock valued at approximately $14.9 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its telecommunications and cable capabilities in the southwestern United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 29, 2008 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

Introduction

We are a leading national provider of specialty contracting services. Beginning January 1, 2008, we began reporting our results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Specifically, the comprehensive services provided by the Infrastructure Services segment include designing, installing, repairing and maintaining network infrastructure, as well as certain ancillary services. Additionally, the dark fiber construction and leasing (Dark Fiber) segment, which was acquired on August 30, 2007 in the Merger as described below, leases point-to-point fiber-optic telecommunications infrastructure in select markets and provides related design, procurement, construction and maintenance services. The Dark Fiber segment services large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions. Prior to January 1, 2008, we reported results under one business segment, which consisted primarily of the services now under the Infrastructure Services segment.

On August 30, 2007, we acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). Similar to us, InfraSource provided design, procurement, construction, testing and maintenance services to electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses, primarily in the United States. As a result of the Merger, we enhanced and expanded our position as a leading specialized contracting services company serving the electric power, gas, telecommunications and cable television industries and added a dark fiber construction and leasing business. The dark fiber construction and leasing business is now reported as a separate business segment.

We had consolidated revenues for the three months ended March 31, 2008 of approximately $844.4 million, of which 58% was attributable to electric power work, 16% to gas work, 17% to telecommunications and cable television work and 7.4% to ancillary services, such as inside electrical wiring, intelligent traffic networks, fueling systems, cable and control systems for light rail lines, airports and highways and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In addition, 1.6% of our consolidated revenues for the three months ended March 31, 2008 relates to our Dark Fiber segment.

Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred vendor to our customers. In our Infrastructure Services segment, we enter into various types of contracts, including competitive unit price, hourly rate, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended unit price or cost-plus master service agreements that are renewable annually.

For our Infrastructure Services segment, we recognize revenue on our unit price and cost-plus contracts when units are completed or services are performed. For our fixed price contracts, we record revenues as work on the contract progresses on a percentage-of-completion basis. Under this valuation method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer.

The Dark Fiber segment constructs and leases fiber-optic telecommunications facilities to customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, including certain renewal options. Under those agreements, customers lease a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. Revenues earned pursuant to these fiber-optic facility licensing agreements, including any initial fees or advanced billings, are recognized ratably over the expected length of the agreements, including probable renewal periods.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional and national economic conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition and results of operations.

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

Weather.  Adverse or favorable weather conditions can impact gross margins in a given period. For example, it is typical in the first quarter of any fiscal year that parts of the country may experience snow or rainfall that may negatively impact our revenues and gross margin due to reduced productivity. In many cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, severe weather, such as hurricanes and ice storms, can provide us with high margin emergency service restoration work, which generally has a positive impact on margins.

Revenue Mix.  The mix of revenues derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by the industry we served.

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

Depreciation.  We include depreciation in cost of services. This is common practice in our industry, but it can make comparability to other companies difficult. This must be taken into consideration when comparing us to other companies.

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability and general liability claims, subject to a deductible of $1.0 million per occurrence, and for auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $350,000 per claimant per year beginning January 1, 2008.

Effective upon the Merger, InfraSource became insured under Quanta’s property and casualty and health insurance programs. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.

Results of Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations data below does not reflect the operations of Environmental Professional Associates, Limited (EPA) in any periods since EPA’s results of operations are reported as discontinued operations in our accompanying condensed consolidated statements of operations. Accordingly, the 2007 amounts below do not agree to the amounts previously reported. Additionally, the results of operations for the first quarter of 2007 do not include any results of operations from InfraSource as the Merger did not occur until August 30, 2007.

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three months indicated (dollars in thousands):

	Three Months Ended March 31,
	2007		2008

Revenues	$568,959	100.0%	$844,442	100.0%
Cost of services (including depreciation)	491,387	86.4	720,565	85.3

Gross profit	77,572	13.6	123,877	14.7
Selling, general and administrative expenses	48,955	8.6	70,716	8.4
Amortization of intangible assets	772	0.1	10,590	1.3

Operating income	27,845	4.9	42,571	5.0
Interest expense	(5,552)	(1.0)	(5,200)	(0.6)
Interest income	4,298	0.8	3,995	0.5
Other income (expense), net	29	—	204	0.1

Income from continuing operations before income taxes	26,620	4.7	41,570	5.0
Provision (benefit) for income taxes	(4,247)	(0.7)	17,318	2.1

Income from continuing operations	$30,867	5.4%	$24,252	2.9%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues.  Revenues increased $275.5 million, or 48.4%, to $844.4 million for the three months ended March 31, 2008. Electric power services increased by approximately $150.5 million, or 44.6%, gas services increased by $58.3 million, or 74.6%, and telecommunications and cable television network services increased by approximately $74.3 million, or 106.6%. In addition to the contribution of revenues from the InfraSource operating units acquired through the Merger, revenues were favorably impacted by an increased number and size of projects as a result of larger capital budgets for our customers, specifically in connection with electric transmission projects and fiber build-out initiatives, as well as improved pricing. Additionally, revenues increased due to the impact of $13.2 million in revenues in the first quarter of 2008 from the Dark Fiber segment acquired as part of the Merger. Partially offsetting these increases was a decrease of approximately $33 million in emergency restoration services, from $53 million in the first quarter of 2007 to $22 million in the first quarter of 2008. Also, ancillary services revenues decreased approximately $20.8 million, or 25.0%, primarily due to the timing of projects.

Gross profit.  Gross profit increased $46.3 million, or 59.7%, to $123.9 million for the three months ended March 31, 2008. The increase in gross profit results primarily from the contribution of the InfraSource operating units acquired through the Merger coupled with the effect of the increased revenues discussed above. As a percentage of revenues, gross margin increased from 13.6% for the three months ended March 31, 2007 to 14.7% for the three months ended March 31, 2008. The increase in gross margin is primarily due to improved pricing, the contribution of the higher margin Dark Fiber segment acquired as part of the Merger and better fixed costs absorption as a result of higher revenues. Partially offsetting these increases was a lower amount of emergency restoration services, which typically generate higher margins, performed in the first quarter of 2008 as compared to the first quarter of 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $21.8 million, or 44.5%, to $70.7 million for the three months ended March 31, 2008. The increase in selling, general and administrative expenses was primarily a result of the addition of administrative expenses associated with the InfraSource operating units acquired through the Merger, and higher salaries and benefits associated with increased personnel, salary increases and increased performance bonuses. As a percentage of revenues, selling, general and administrative expenses decreased from 8.6% to 8.4%.

Amortization of intangible assets.  Amortization of intangible assets increased $9.8 million to $10.6 million for the three months ended March 31, 2008. This increase is attributable to the amortization of intangible assets associated with acquisitions completed since the first quarter of 2007, primarily the acquisition of InfraSource.

Interest expense.  Interest expense for the three months ended March 31, 2008 decreased $0.4 million as compared to the three months ended March 31, 2007, primarily due to the repayment of our 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $4.0 million for the quarter ended March 31, 2008, compared to $4.3 million for the quarter ended March 31, 2007. The decrease results primarily from lower interest rates partially offset by a higher average cash balance for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

Provision (benefit) for income taxes.  The provision for income taxes was $17.3 million for the three months ended March 31, 2008, with an effective tax rate of 41.7%. During the three months ended March 31, 2007, Quanta recorded $15.3 million in tax benefits primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit. Excluding this discrete period benefit, the provision for income taxes was $11.1 million for the three months ended March 31, 2007, with an effective tax rate of 41.7%.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $372.2 million as of March 31, 2008, borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. We believe that we have adequate cash and availability under our credit facility to meet all such needs.

Capital expenditures are expected to be approximately $195 million for 2008. Approximately $85 million of expected 2008 capital expenditures are targeted for the expansion of our dark fiber leasing network in connection with committed leasing arrangements with customers, and the majority of the remaining expenditures will be for operating equipment in the Infrastructure Services segment.

Our 4.5% convertible subordinated notes due 2023 (4.5% Notes) are presently convertible at the option of each holder, and the conversion period will expire on June 30, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions. Our 3.75% convertible subordinated notes due 2026 (3.75% Notes) are not presently convertible. The 3.75% Notes could become convertible in future periods upon the satisfaction of the market price condition or other conditions. If any holder of the convertible notes requests to convert their notes, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. Future conversions could result in the recording of losses on extinguishment of debt if the conversions are settled in cash for an amount in excess of the principal amount.

On October 1, 2008, the holders of the 4.5% Notes may elect repayment, which would require us to pay, in cash, the aggregate principal amount, plus accrued and unpaid interest, of the notes held by the holders who elect repayment. As a result of the holders’ repayment right, we reclassified the $270 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation in October 2007. Additionally, at any time on or after October 8, 2008, we may redeem for cash some or all of the 4.5% Notes at the principal amount thereof, plus accrued and unpaid interest. The holders of the 4.5% Notes that are called for redemption will have the right to convert all or some of their notes, which we may satisfy by delivery of shares of our common stock, cash or a combination thereof, as described in further detail under “Debt Instruments — 4.5% Convertible Subordinated Notes.” Currently, our common stock is trading at prices in excess of the conversion price. If our common stock price exceeds the conversion price, it is not likely that any holder of the 4.5% Notes will elect repayment on October 1, 2008, but it is likely that if we were to redeem the 4.5% Notes on or after October 8, 2008, the holders of the notes subject to redemption would convert their notes. On the other hand, if our common stock price is below the conversion price, it is more likely that the holders of the 4.5% Notes would elect repayment or would not convert upon a redemption. We have not yet determined whether we will use cash on hand, issue equity or incur debt to fund our cash obligation if we are required to repay or determine to redeem the 4.5% Notes. If a conversion obligation arises, we have also not yet determined whether we will settle it in our common stock, cash or a combination thereof.

Sources and Uses of Cash

As of March 31, 2008, we had cash and cash equivalents of $372.2 million, working capital of $566.9 million and long-term debt of $143.8 million, net of current maturities. We also had $173.9 million of letters of credit outstanding under our credit facility, leaving $301.1 million available for revolving loans or issuing new letters of credit.

Operating Activities

Operating activities provided net cash of $15.2 million during the three months ended March 31, 2008 as compared to $64.0 million in the three months ended March 31, 2007. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be impacted by working capital needs. Cash flow for the first quarter of 2008 was negatively impacted by higher working capital requirements associated with invoice processing issues by certain customers as a result of the rapid ramp-up of FTTx and wireless installations over the past six months. The specific telecommunications work being performed has voluminous billing requirements and has been subject to lengthy delays as our invoices work their way through the customer’s payment system. Additionally, revenues in March 2008 were higher than in March 2007, resulting in higher balances of accounts receivable, which increases the need for cash to fund working capital requirements.

Investing Activities

In the three months ended March 31, 2008, we used net cash in investing activities of $51.2 million as compared to $42.3 million used in investing activities in the three months ended March 31, 2007. Investing activities in the three months ended March 31, 2007 included purchases and sales of variable rate demand notes (VRDNs), which are classified as short-term investments, available for sale when held. We did not invest in VRDNs subsequent to the three months ended March 31, 2007. Other investing activities in 2008 include $53.2 million used for capital expenditures, partially offset by $2.1 million of proceeds from the sale of equipment. During the three months ended March 31, 2007, we used $25.4 million for capital expenditures, coupled with $17.7 million in net cash outlays for an acquisition closed during the first quarter of 2007, offset slightly by $0.8 million of proceeds from the sale of equipment. The $27.8 million increase in capital expenditures in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is related primarily to the growth in our business and capital expenditure requirements of our dark fiber business acquired through the Merger.

Financing Activities

In the three months ended March 31, 2008, financing activities provided net cash flow of $2.3 million as compared to $1.0 million provided by financing activities in the three months ended March 31, 2007. The $2.3 million provided by financing activities resulted primarily from $1.4 million received from the exercise of stock options. Also contributing to the inflow was $1.2 million of tax benefit from stock-based equity awards. The $1.0 million provided by financing activities in the three months ended March 31, 2007 resulted primarily from a $2.1 million tax benefit from stock-based equity awards and $0.5 million received from the exercise of stock options, partially offset by $1.6 million in net repayments of other debt.

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

As of March 31, 2008, we had approximately $173.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $301.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of March 31, 2008, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

4.0% Convertible Subordinated Notes

During the first quarter of 2007, we had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At March 31, 2008, we had outstanding approximately $270.0 million aggregate principal amount of the 4.5% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of our common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The

4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon our calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The market price condition described in clause (i) above has been satisfied for each of the quarters since the fourth quarter of 2005, and therefore the notes were convertible at the option of the holder. The outstanding notes are presently convertible at the option of each holder, and the conversion period will expire on June 30, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions.

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

In October 2007, we reclassified the $270.0 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation as the holders may elect repayment of the 4.5% Notes in cash on October 1, 2008. We have not yet determined whether we will use cash on hand, issue equity or incur debt to fund this cash obligation in the event the holders elect repayment or if we elect to redeem the 4.5% Notes.

3.75% Convertible Subordinated Notes

At March 31, 2008, we had outstanding $143.8 million aggregate principal amount of the 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon us calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes are not presently convertible. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

The holders of the 3.75% Notes may require us to repurchase all or a part of the notes in cash on each of April 30, 2013, April 30, 2016 and April 30, 2021, and in the event of a change in control of the company, as defined in the indenture, at a purchase price equal to 100% of the principal amount of the 3.75% Notes plus accrued and unpaid interest. The 3.75% Notes carry cross-default provisions with our other debt instruments exceeding $20.0 million in borrowings, which includes our existing credit facility.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our dark fiber network and surety guarantees. We have not engaged in any off-balance sheet financing arrangements through special purpose entities, and we do not guarantee the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2008, the maximum guaranteed residual value was approximately $144.9 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

As of March 31, 2008, we had $173.9 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2008 and 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with InfraSource’s surety, which remains in place for bonds outstanding under it at the closing of the Merger, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2008, an aggregate of approximately $912.0 million in original face amount of bonds issued by our sureties were outstanding. Our estimated cost to complete these bonded projects was approximately $272.7 million as of March 31, 2008.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses.

Contractual Obligations

As of March 31, 2008, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2008	2009	2010	2011	2012	Thereafter

Long-term debt — principal	$414,465	$270,715	$—	$—	$—	$—	$143,750
Long-term debt — interest	33,253	10,117	5,391	5,391	5,391	5,391	1,572
Operating lease obligations	189,276	47,907	43,782	32,822	26,189	16,297	22,279
Committed capital expenditures for dark fiber networks under contracts with customers	114,547	64,700	48,822	1,025	—	—	—

Total	$751,541	$393,439	$97,995	$39,238	$31,580	$21,688	$167,601

The committed capital expenditures for dark fiber networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

Actual maturities may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates or subsequent to optional maturity dates.

As of March 31, 2008, we had no borrowings under our credit facility. In addition, our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. As of March 31, 2008, the total unrecognized tax benefit related to uncertain tax positions was $51.8 million, of which no significant amounts are anticipated to be paid within the next twelve months.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Some of our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to collectability of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or March 31, 2008 or revenues for the three months ended March 31, 2007 or March 31, 2008.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008 and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on our results of operations for the first quarter of 2008.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144 and SFAS No. 142, “Goodwill and Other Intangible Assets”. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R) and its related interpretive accounting pronouncements that address share-based payment transactions. We adopted SFAS No. 157 on January 1, 2008 as it applies to our financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, we will begin following the guidance of SFAS No. 157 with respect to our non-financial assets and liabilities in the quarter ended March 31, 2009. We do not currently have any material financial assets and liabilities recognized on our balance sheet that are impacted by the partial adoption of SFAS No. 157. Additionally, we do not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis. However, we do have non-financial assets that are evaluated against measures of fair value on a recurring or as needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on our balance sheet as of March 31, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS No. 159 did not have any material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160, in the first quarter of fiscal 2009. Because we do not currently have any subsidiaries with noncontrolling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of SFAS No. 141(R) should not be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities. SFAS No. 141(R) will not have an impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in 2009 and beyond.

On January 1, 2008, we adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because we did not declare any dividends during the first quarter of 2008, and do not currently anticipate declaring dividends in the near future, EITF 06-11 did not have any impact during the first quarter of 2008, and is not expected to have a material impact in the near term, on our consolidated financial position, results of operations or cash flows.

In December 2007, the Securities & Exchange Commission (SEC) published Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the SEC staff states that they will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Because we currently do not anticipate issuing stock options in the near future, SAB 110 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows in the near term.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB No. 133.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand how a reporting entity’s derivative instruments and hedging activities impact the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. Early application is encouraged. Since we do not currently have any derivatives or hedging activities, SFAS No. 161 is not anticipated to have a material impact on our consolidated financial position, results of operations, cash flows or disclosures.

Outlook

The following statements are based on our current expectations and beliefs. These statements are forward-looking, and actual results may differ materially.

Many utilities across the country have increased or are planning to increase spending on their transmission and distribution systems. As a result, we are seeing new construction, extensive pole change-outs, line upgrades and maintenance projects on many systems and expect this trend to continue over the next several quarters.

We also anticipate increased spending over the next decade as a result of the Energy Policy Act of 2005 (the Energy Act), which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems, although rule-making initiatives under the Energy Act could be impacted, both in timing and in scope, by a new presidential administration. Additionally, we expect renewable energy mandates to result in the need for additional transmission lines and substations resulting from the construction of solar and wind electric generating power plants. As a result of these and other factors, we expect a continued shift in our services mix to a greater proportion of high-voltage electric power transmission and substation projects over the long term, as well as opportunities to provide installation services for renewable projects.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners, such as us. These trends include an aging utility workforce, increased spending, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

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

Our dark fiber leasing business is also experiencing growth primarily through the expansion into additional geographic markets, with a focus within those markets on education and healthcare customers where secure high-speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets. To support the growth in this business, we anticipate continued increased capital expenditures.

Gas distribution installation services are driven in part by the housing construction market. Our gas operations have been impacted by recent declines in new housing construction in certain sectors of the country. While these operations have been challenged by lower margins overall, we are taking steps to improve margins, including eliminating certain low margin contracts and focusing more on natural gas gathering pipeline construction and other more profitable services and less on residential housing projects.

Historically, our customers have continued to spend through short-term economic softness or weak recessions. A long-term or deep recession, however, would likely have some negative impact on our customers’ spending. Lower spending may not automatically mean less revenue for us, as utilities continue outsourcing more of their work, in part due to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. Furthermore, as new technologies emerge for communications and digital services such as voice, video and data continue to converge, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber networks, and we are recognized as a key partner in deploying these services.

On August 30, 2007, we consummated the Merger with InfraSource, which enhances our resources and expands our service portfolio through InfraSource’s complementary businesses, strategic geographic footprint and skilled workforce. We have already begun to realize the benefits of the Merger through additional opportunities, and we continue to expect that the combined company will be able to better serve our customers as demand grows in their respective industries.

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

With the growth in several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the ongoing integration of InfraSource operations and any other future acquisitions, could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures in 2008 are expected to be approximately $195 million. Approximately $85 million of the expenditures is targeted for dark fiber expansion and the majority of the remaining expenditures will be for operating equipment in the Infrastructure Services segment. We expect expenditures for 2008 to be funded substantially through internal cash flows, or to the extent necessary, from cash on hand.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Our ability to achieve anticipated synergies and other benefits from our Merger with InfraSource;

•	Unexpected costs or liabilities or other adverse impacts that may arise as a result of our acquisition of InfraSource;

•	Adverse changes in economic conditions and trends in relevant markets;

•	Delays or cancellations of existing projects and our ability to effectively compete for new projects;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to generate internal growth;

•	Potential failure of the Energy Policy Act of 2005 to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions, including the acquisition of InfraSource;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Estimates and assumptions in determining our financial results and backlog;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Potential liabilities relating to occupational health and safety matters;

•	Risks associated with our dark fiber leasing business, including the potential inability to realize a return on our capital investments in our dark fiber investments;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to realize our backlog;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectibility of receivables;

•	Our ability to obtain performance bonds;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber leasing business and additional regulation relating to existing or potential foreign operations;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities and thereby our ability to grow our operations;

•	The potential conversion of our outstanding 4.5% Notes or 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere within this report, under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in fuel prices, interest rates and currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2007. Our primary exposure to market risk relates to unfavorable changes in fuel prices, interest rates and currency exchange rates. We are currently not exposed to any significant market risks or interest rate risk from the use of derivatives.

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2007 and March 31, 2008, the fair value of our fixed-rate debt of $413.8 million and $413.8 million was approximately $825.6 million and $761.4 million, based upon market prices on or before such date.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource who became a director of Quanta after completion of the Merger, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008 and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on our results of operations for the first quarter of 2008.

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

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Annual Report). An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2007 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended March 31, 2008.

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

March 1, 2008 — March 31, 2008	172,702	(i)	$23.74	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003).

Item 5.	Other Information

As referenced in our Proxy Statement for the 2008 Annual Meeting of Stockholders, Joseph A. Avila resigned from his position as Executive Vice President — Strategic Operations and Process. We entered into a severance agreement and release of all claims (the “Severance Agreement”) with Mr. Avila pursuant to which, effective March 6, 2008, we and Mr. Avila amicably concluded his employment relationship. Pursuant to the Severance Agreement, Mr. Avila received: (i) a one-time lump sump payment of $77,872.50, less applicable taxes, representing three months of Mr. Avila’s base salary in effect as of the date of the Severance Agreement and (ii) $320,835.00, less applicable taxes, representing the cash bonus earned by Mr. Avila under our 2007 Annual Incentive Plan. In addition, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of an aggregate of 5,791 shares of unvested restricted common stock held by Mr. Avila. In consideration of such severance benefits, Mr. Avila agreed, among other things, (i) to release us and our affiliates from all actions, liabilities and claims of any nature whatsoever related to his employment with us and (ii) to certain confidentiality, non-disparagement and similar covenants. A copy of the Severance Agreement is attached as Exhibit 10.2 to this Quarterly Report and incorporated by reference herein.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2008 Incentive Bonus Plan (filed herewith)
10	.2+*	—	Severance Agreement and Release of All Claims dated as of March 21, 2008, by and between Quanta Services, Inc. and Joseph A. Avila (filed herewith)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: May 12, 2008

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2008 Incentive Bonus Plan (filed herewith)
10	.2+*	—	Severance Agreement and Release of All Claims dated as of March 21, 2008, by and between Quanta Services, Inc. and Joseph A. Avila (filed herewith)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith