Form 10-Q
period 2008-06-30
QUANTA SERVICES INC
filed 2008-08-11
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

(Registrant’s telephone number, including area code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

174,675,352 shares of Common Stock were outstanding as of August 1, 2008. As of the same date, 748,381 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	June 30,
	2007	2008

ASSETS
Current Assets:
Cash and cash equivalents	$407,081	$304,791
Accounts receivable, net of allowances of $4,620 and $5,699, respectively	719,672	821,110
Costs and estimated earnings in excess of billings on uncompleted contracts	72,424	82,116
Inventories	25,920	31,033
Prepaid expenses and other current assets	79,665	78,571

Total current assets	1,304,762	1,317,621
Property and equipment, net of accumulated depreciation of $300,178 and $326,679, respectively	532,285	605,536
Other assets, net	42,992	34,404
Intangible assets, net of accumulated amortization of $20,915 and $41,381 respectively	152,695	152,684
Goodwill	1,355,098	1,380,249

Total assets	$3,387,832	$3,490,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$271,011	$270,098
Accounts payable and accrued expenses	420,815	435,724
Billings in excess of costs and estimated earnings on uncompleted contracts	65,603	48,688

Total current liabilities	757,429	754,510
Convertible subordinated notes	143,750	143,750
Deferred income taxes	101,416	98,900
Insurance and other non-current liabilities	200,094	215,491

Total liabilities	1,202,689	1,212,651

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 172,455,951 and 174,576,213 shares issued and 170,255,631 and 172,196,517 shares outstanding, respectively	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 760,171 and 748,381 shares issued and outstanding, respectively	—	—
Additional paid-in capital	2,423,349	2,456,601
Accumulated deficit	(214,191)	(149,421)
Accumulated other comprehensive income	3,663	2,646
Treasury stock, 2,200,320 and 2,379,696 common shares, at cost	(27,680)	(31,985)

Total stockholders’ equity	2,185,143	2,277,843

Total liabilities and stockholders’ equity	$3,387,832	$3,490,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues	$552,220	$960,882	$1,121,179	$1,805,324
Cost of services (including depreciation)	466,973	802,192	958,360	1,522,757

Gross profit	85,247	158,690	162,819	282,567
Selling, general and administrative expenses	47,021	76,292	95,976	147,008
Amortization of intangible assets	692	9,876	1,464	20,466

Operating income	37,534	72,522	65,379	115,093
Interest expense	(5,544)	(5,219)	(11,096)	(10,419)
Interest income	5,654	2,088	9,952	6,083
Other income (expense), net	82	278	111	482

Income from continuing operations before income tax provision	37,726	69,669	64,346	111,239
Provision for income taxes	15,943	29,151	11,696	46,469

Income from continuing operations	21,783	40,518	52,650	64,770
Discontinued operation:
Income from discontinued operation (net of income tax expense of $50 and $270 in the three and six months ended June 30, 2007)	83	—	420	—

Net income	$21,866	$40,518	$53,070	$64,770

Basic earnings per share:
Income from continuing operations	$0.18	$0.24	$0.45	$0.38
Income from discontinued operation	—	—	—	—

Net income	$0.18	$0.24	$0.45	$0.38

Weighted average basic shares outstanding	118,578	171,063	118,306	170,556

Diluted earnings per share:
Income from continuing operations	$0.17	$0.22	$0.39	$0.35
Income from discontinued operation	—	—	0.01	—

Net income	$0.17	$0.22	$0.40	$0.35

Weighted average diluted shares outstanding	149,964	202,535	149,736	201,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Cash Flows from Operating Activities:
Net income	$21,866	$40,518	$53,070	$64,770
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	12,522	19,188	24,869	38,180
Amortization of intangibles	692	9,876	1,464	20,466
Amortization of debt issuance costs	675	655	1,350	1,309
Amortization of deferred revenue	—	(2,123)	—	(4,251)
Loss (gain) on sale of property and equipment	(93)	(458)	231	(306)
Provision for doubtful accounts	(28)	1,550	373	2,902
Provision for insurance receivable	—	3,375	—	3,375
Deferred income tax provision (benefit)	1,543	(2,527)	1,487	(2,223)
Non-cash stock-based compensation	1,771	4,583	3,620	8,359
Tax impact of stock-based equity awards	(3,525)	(1,073)	(5,587)	(2,307)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(5,589)	(61,830)	39,684	(94,657)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,680)	(951)	(13,006)	(3,506)
Inventories	2,039	(5,851)	5,374	(4,911)
Prepaid expenses and other current assets	(2,743)	(1,333)	(223)	(422)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(12,810)	23,758	(34,304)	22,717
Billings in excess of costs and estimated earnings on uncompleted contracts	897	(9,967)	(4,713)	(17,097)
Other, net	(108)	726	(1,211)	904

Net cash provided by operating activities	8,429	18,116	72,478	33,302

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	3,419	6,919	4,274	9,064
Additions of property and equipment	(16,671)	(59,983)	(42,065)	(113,149)
Cash paid for acquisitions, net of cash acquired	(1,998)	(22,722)	(19,734)	(22,909)
Cash paid for developed technology	—	(14,573)	—	(14,573)
Purchases of short-term investments	—	—	(309,055)	—
Proceeds from the sale of short-term investments	—	—	309,055	—

Net cash used in investing activities	(15,250)	(90,359)	(57,525)	(141,567)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	378	—	4,875	635
Payments on other long-term debt	(466)	(654)	(6,531)	(1,598)
Tax impact of stock-based equity awards	3,525	1,073	5,587	2,307
Exercise of stock options	2,744	4,236	3,221	5,648

Net cash provided by financing activities	6,181	4,655	7,152	6,992

Net increase (decrease) in cash and cash equivalents	(640)	(67,588)	22,105	(101,273)
Effect of foreign exchange rate changes on cash and cash equivalents	—	185	—	(1,017)
Cash and cash equivalents, beginning of period	406,432	372,194	383,687	407,081

Cash and cash equivalents, end of period	$405,792	$304,791	$405,792	$304,791

Supplemental disclosure of cash flow information
Cash (paid) received during the period for —
Interest paid	$(8,903)	$(8,951)	$(9,736)	$(9,137)
Income taxes paid	$(17,770)	$(31,119)	$(28,593)	$(35,455)
Income tax refunds	$35	$92	$156	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading national provider of specialized contracting services. Beginning January 1, 2008, Quanta began reporting its results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries, including the design, installation, repair and maintenance of network infrastructure, as well as certain ancillary services. Additionally, the dark fiber (Dark Fiber) segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facility to its customers. Prior to January 1, 2008, Quanta reported results under one business segment, which consisted primarily of the services now under the Infrastructure Services segment.

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). For accounting purposes, the transaction was effective as of August 31, 2007, and results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007. Accordingly, the condensed consolidated financial statements for the three and six month periods ended June 30, 2007 do not include any results from InfraSource. Similar to Quanta, InfraSource provided specialized infrastructure contracting services to the electric power, gas and telecommunications industries primarily in the United States. The acquisition enhanced and expanded Quanta’s capabilities in its existing service areas and added the Dark Fiber segment.

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary. Accordingly, Quanta has presented EPA’s results of operations for the 2007 periods as a discontinued operation in the accompanying consolidated statements of operations.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and for dark fiber licensing, share-based compensation, provision for income taxes and purchase price allocations.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing demand deposits and investment grade commercial paper with original maturities of three months or less and are carried at cost, which approximates fair value. As of December 31, 2007 and June 30, 2008, cash held in domestic bank accounts was approximately $405.4 million and $298.6 million and cash held in foreign bank accounts was approximately $1.7 million and $6.2 million.

Short-Term Investments

Quanta held no short-term investments as of December 31, 2007 or June 30, 2008; however, during the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which were classified as short-term investments, available for sale when held. The income from VRDNs was tax-exempt to Quanta.

Accounts Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ revenues or cash flows could affect its ability to collect amounts due from them. As of June 30, 2008, Quanta had total allowances for doubtful accounts of approximately $5.7 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2007 and June 30, 2008 were approximately $60.2 million and $72.2 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net and as of December 31, 2007 and June 30, 2008 were $2.1 million and $4.2 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, for work completed one month but not billed until the next month). These

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2007 and June 30, 2008, the balances of unbilled receivables included in accounts receivable were approximately $132.3 million and $181.9 million.

As of December 31, 2007, other assets, net included accounts and notes receivable due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds were being held by a trustee. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. As of December 31, 2007, the collection of amounts owed Quanta were subject to further legal proceedings; however, in March 2008, the parties reached a settlement resulting in the payment of the net receivable amount and the release of any future claims against Quanta. The remaining note receivable balance was written off against the related allowance of approximately $43.0 million in March 2008, without any significant impact to Quanta’s results of operations for the first half of 2008.

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

Quanta accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

As of June 30, 2008, the total amount of unrecognized tax benefits relating to uncertain tax positions was $54.3 million, an increase from December 31, 2007 of $5.0 million related to tax positions expected to be taken in 2008. Additionally, for the three and six months ended June 30, 2008, Quanta recognized $1.5 million and $2.8 million of interest and penalties in the provision for income taxes.

The income tax laws and regulations are voluminous and often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with Quanta’s work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Dark Fiber — Quanta has fiber-optic facility licensing agreements with various customers, pursuant to which it recognizes revenues, including any initial fees or advance billings, ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2007 and June 30, 2008, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $23.2 million and $27.0 million and are recognized as deferred revenue, with $15.6 million and $19.5 million considered to be long-term and included in other non-current liabilities.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dark Fiber Licensing

The Dark Fiber segment constructs and licenses the right to use fiber-optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by Quanta. Minimum future licensing revenue expected to be received by Quanta pursuant to these agreements at June 30, 2008 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2008	$20,973
2009	36,275
2010	29,109
2011	21,091
2012	14,711
Thereafter	37,208

Fixed non-cancelable minimum licensing revenues	$159,367

Stock-Based Compensation

Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. Quanta calculates the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of the grant. Forfeitures are estimated based upon historical activity. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and from performance based awards is recognized using the graded vesting method over the requisite service period. SFAS No. 123(R) requires the cash flows resulting from the tax deductions in excess of the compensation cost recognized during the applicable period to be classified as financing cash flows.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R) and its related interpretive accounting pronouncements that address share-based payment transactions. Quanta adopted SFAS No. 157 on January 1, 2008 as it applies to its financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, Quanta will begin following the guidance of SFAS No. 157 with respect to its non-financial

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities in the quarter ended March 31, 2009. Quanta does not currently have any material financial assets and liabilities recognized on its balance sheet that are impacted by the partial adoption of SFAS No. 157. Additionally, Quanta does not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis; however, Quanta does have non-financial assets that are evaluated against measures of fair value on a non-recurring or as-needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on its balance sheet as of June 30, 2008, Quanta does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

On January 1, 2008, Quanta adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because Quanta did not declare any dividends during the first six months of 2008 and does not currently anticipate declaring dividends in the near future, EITF 06-11 did not have any impact during the first six months of 2008, and is not expected to have a material impact in the near term, on Quanta’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Quanta will adopt SFAS No. 160 on January 1, 2009. Because Quanta does not currently have any subsidiaries with non-controlling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date, the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be required to expense all acquisition-related costs in the periods such costs are incurred, other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) will not have an impact on Quanta’s consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on its consolidated financial position, results of operations or cash flows in future periods when it is applied to acquisitions that occur in 2009 and beyond.

In December 2007, the SEC published Staff Accounting Bulletin (SAB) No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the SEC staff states that they would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Because Quanta currently does not anticipate issuing stock options in the near future, SAB 110 is not anticipated to have a material impact on its consolidated financial position, results of operations or cash flows in the near term.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB No. 133.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand how a reporting entity’s derivative instruments and hedging activities impact the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. Although early application is encouraged, Quanta will adopt SFAS No. 161 on January 1, 2009. As Quanta has not entered into any material derivatives or hedging activities, SFAS No. 161 is not anticipated to have a material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, Quanta will adopt FSP 142-3 on January 1, 2009. Quanta has not yet determined the impact of FSP 142-3 on its consolidated financial position, results of operations, cash flows or disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Quanta will adopt SFAS No. 162 once it is effective, but has not yet determined the impact, if any, on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1: “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 will require issuers of convertible debt instruments within its scope to first determine the carrying amount of the liability component of the convertible debt by measuring the fair value of a similar liability that does not have an associated equity component. Issuers will then calculate the carrying amount of the equity component represented by the

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, Quanta will adopt FSP APB 14-1 on January 1, 2009, and will apply FSP APB 14-1 retrospectively to all periods presented. For periods prior to those presented, Quanta will record a cumulative effect of the change in accounting principle as of the beginning of the first period presented. The impact of FSP APB 14-1 may be material to Quanta’s results of operations during certain periods but is not expected to impact its cash flows. Quanta is in the process of determining the cumulative effect of change in accounting principle and the impacts to its results of operations for all periods presented.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under the definition of SFAS No. 128, “Earnings per Share” and should be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Accordingly, Quanta will adopt FSP EITF 03-6-1 on January 1, 2009. All prior period earnings per share data presented will be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. Quanta has granted unvested share-based payment awards that have non-forfeitable rights to dividends in the form of restricted stock awards, which are currently accounted for under the treasury stock method in diluted earnings per share. The treasury stock method specifies that only unvested restricted common shares that are dilutive be included in weighted average diluted shares outstanding. Under FSP EITF 03-6-1, Quanta will retrospectively restate earnings per share data for prior periods beginning in the first quarter of 2009 to include all unvested restricted common shares as participating securities as of the date of grant. FSP EITF 03-6-1 is not anticipated to have any material impact on Quanta’s consolidated financial position, results of operations or cash flows but may lower basic and diluted earnings per share amounts previously reported due to the inclusion of the additional shares in computing these amounts.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This criterion is also important in evaluating whether EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” applies to certain financial instruments that are not derivatives under SFAS No. 133. An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, Quanta will adopt EITF 07-5 on January 1, 2009, but has not yet determined the impact, if any, on its consolidated financial position, results of operations and cash flows.

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

The following summarizes the allocation of the purchase price and estimated transaction costs related to the InfraSource acquisition. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared. The allocation of the purchase price associated with deferred taxes is preliminary. Accordingly, the allocation will change as management continues to assess available information, and the impact of such changes may be material.

The following table summarizes the estimated fair values (in thousands):

August 31,
2007

Current assets	287,205
Non-current assets	9,296
Property and equipment	209,724
Intangible assets	158,840
Goodwill	985,343

Total assets acquired	1,650,408

Current liabilities	201,969
Long-term liabilities	172,443

Total liabilities assumed	374,412

Net assets acquired	1,275,996

Additionally, Quanta incurred approximately $12.1 million of costs related to the Merger which have been included in goodwill but are not in the above purchase price allocation.

The amounts assigned to various intangible assets at August 31, 2007 related to the InfraSource acquisition are customer relationships of $95.3 million, backlog of $50.5 million and non-compete agreements of $13.0 million. The customer relationships are being amortized on a straight-line basis over 15 years, backlog is being amortized based on the estimated pattern of the consumption of the economic benefit over an original weighted average period of 1.3 years and the non-compete agreements are being amortized on a straight-line basis over the lives of the underlying contracts over the original weighted average period of 2.0 years.

Goodwill represents the excess of the purchase price over the fair value of the acquired net assets. Quanta anticipates it will continue to realize meaningful operational and cost synergies, such as enhancing the combined service offerings, expanding the geographic reach and resource base of the combined company, improving the utilization of personnel and fixed assets, eliminating duplicate corporate functions, as well as accelerating revenue growth through enhanced cross-selling and marketing opportunities. Quanta believes these opportunities contribute to the recognition of the substantial goodwill.

The following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in the following pro forma financial information

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because of future events and transactions, as well as other factors. The following pro forma results of operations have been provided for the three and six months ended June 30, 2007 as though the Merger had been completed as of January 1, 2007 (in thousands except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Revenues	$791,792	$1,564,555
Gross profit	$125,270	$231,879
Selling, general and administrative expenses	$72,512	$151,102
Amortization of intangible assets	$10,487	$24,040
Income from continuing operations	$25,468	$48,102
Net income	$25,557	$48,511
Earnings per share from continuing operations:
Basic	$0.15	$0.29
Fully diluted	$0.14	$0.27

The pro forma combined results of operations have been prepared by adjusting the historical results of Quanta to include the historical results of InfraSource, the reduction in interest expense and interest income as a result of the repayment of InfraSource’s outstanding indebtedness on the acquisition date, certain reclassifications to conform InfraSource’s presentation to Quanta’s accounting policies and the impact of the preliminary purchase price allocation discussed above. The pro forma results of operations do not include any cost savings that may result from the Merger or any estimated costs that have been or will be incurred by Quanta to integrate the businesses. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. For example, included in the pro forma results for the six months ended June 30, 2007 is a $15.3 million tax benefit recorded by Quanta in the first quarter of 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year IRS audit. Additionally, InfraSource incurred $0.5 million and $4.1 million of Merger-related costs in the three and six months ended June 30, 2007 that have not been eliminated in the pro forma results of operations above. Items such as these, coupled with other risk factors that could have affected the combined company and its operations, make it difficult to use the pro forma results of operations to project future results of operations.

Other Acquisition

In April 2008, Quanta acquired a telecommunication and cable construction company for a purchase price of approximately $37.7 million, consisting of approximately $23.7 million in cash and 593,470 shares of Quanta common stock valued at approximately $14.0 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its telecommunications and cable capabilities in the southwestern United States. The estimated fair value of the tangible assets was $21.2 million and consisted of current assets of $14.3 million, property and equipment of $6.8 million and other non-current assets of $0.1 million. Net tangible assets acquired were $14.4 million after considering the assumed liabilities of $6.8 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $17.4 million and intangible assets in the amount of $5.9 million, consisting of customer relationships, backlog and a non-compete agreement. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared. Portions of the allocation of purchase price are preliminary. Accordingly, the allocation will change as management continues to assess available information, and the impact of such changes may be material.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	GOODWILL AND INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2007 and June 30, 2008 is as follows (in thousands):

Total

Balance at December 31, 2007	$1,355,098
Acquisition of a telecommunication and cable construction company in April 2008	17,413
Purchase price adjustments related to acquisitions which closed subsequent to June 30, 2007	7,738

Balance at June 30, 2008	$1,380,249

Intangible assets are comprised of (in thousands):

	December 31,	June 30.
	2007	2008

Intangible assets:
Customer relationships	$104,834	$109,474
Backlog	53,242	53,500
Non-compete agreements	14,030	15,013
Patented rights and developed technology	1,504	16,078

Total intangible assets	173,610	194,065

Accumulated amortization:
Customer relationships	(4,054)	(7,660)
Backlog	(14,274)	(28,598)
Non-compete agreements	(1,644)	(4,048)
Patented rights and developed technology	(943)	(1,075)

Total accumulated amortization	(20,915)	(41,381)

Intangible assets, net	$152,695	$152,684

In the quarter ended June 30, 2008, Quanta acquired the rights to certain developed technology, along with pending and issued patent protections to this technology, for approximately $14.6 million. This developed technology will enhance Quanta’s energized services capabilities and is being amortized on a straight-line basis over an estimated economic life of approximately 13 years. The acquired technology is included in patented rights and developed technology in the table above.

Expenses for the amortization of intangible assets were $0.7 million and $9.9 million for the three months ended June 30, 2007 and 2008, and $1.5 million and $20.5 million for the six months ended June 30, 2007 and 2008. The remaining weighted average amortization period for all intangible assets as of June 30, 2008 is 11.0 years, while the remaining weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights and developed technology are 14.1 years, 1.5 years, 2.4 years and 12.2 years, respectively. The

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated future aggregate amortization expense of intangible assets as of June 30, 2008 is set forth below (in thousands):

For the Fiscal Year Ended December 31,

Remainder of 2008	$15,673
2009	17,795
2010	12,882
2011	11,738
2012	12,536
Thereafter	82,060

Total	$152,684

4.	DISCONTINUED OPERATION:

On August 31, 2007, Quanta sold the operating assets associated with the business of EPA, a Quanta subsidiary, for approximately $6.0 million in cash. Quanta has presented EPA’s results of operations for the three and six months ended June 30, 2007 as a discontinued operation in the accompanying condensed consolidated statements of operations. Quanta does not allocate corporate debt or interest expense to discontinued operations.

The amounts of revenues and pre-tax income related to EPA and included in income from discontinued operation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues	$5,380	$—	$11,301	$—
Income before income tax provision	$133	$—	$690	$—

The assets, liabilities and cash flows associated with EPA have historically been immaterial to Quanta’s balance sheet and cash flows.

5.	STOCK-BASED COMPENSATION:

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

In connection with the Merger, Quanta calculated the fair value of the former InfraSource stock options as of August 30, 2007 using the Black-Scholes model. Assumptions used in this model were based on estimates derived from historic estimates of both Quanta and InfraSource. Quanta estimated expected stock price volatility based on the historical volatility of Quanta’s common stock. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of the InfraSource options. The dividend yield assumption is based on Quanta’s intent not to issue a dividend. Quanta used the simplified method to calculate expected term. Forfeitures were estimated based on Quanta’s historical experience. These assumptions remained unchanged at June 30, 2008.

August 30, 2007

Weighted Average Assumptions:
Expected volatility	40%
Dividend yield	0%
Risk-free interest rate	4.13-4.20%
Annual forfeiture rate	8%
Expected term (in years)	6.25

The following tables summarize information for all of the former InfraSource options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
		Price Per	Life	Value
	Options	Share	(In Years)	(In thousands)

Total outstanding, December 31, 2007	1,312,661	$10.73
Granted	—	—
Exercised	(576,380)	$9.45
Canceled	(22,812)	$11.03

Total outstanding, June 30, 2008	713,469	$11.75	7.21	$15,355

As of June 30, 2008:
Fully vested options and options expected to ultimately vest	680,524	$11.63	7.17	$14,730

Options exercisable	329,179	$9.48	6.42	$7,831

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2008
	Stock Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of Stock	Life	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	(In Years)	Price	Options	Price

$3.76 - $3.76	94,987	5.26	$3.76	94,987	$3.76
$6.44 - $9.80	216,743	7.39	$9.55	66,254	$9.56
$10.63 - $13.09	112,077	5.87	$10.63	109,019	$10.63
$13.84 - $16.80	276,209	8.22	$16.25	55,557	$16.23
$20.29 - $20.55	13,453	8.57	$20.38	3,362	$20.38

	713,469			329,179

The aggregate intrinsic value above represents the total pre-tax intrinsic value, based on Quanta’s closing stock price of $33.27 on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Former InfraSource options exercised during the six months ended June 30, 2008 had an intrinsic value of $10.6 million, generated $5.4 million of cash proceeds and generated $4.1 million of associated income tax benefit. When stock options are exercised, Quanta has historically issued new shares to the option holders.

As of June 30, 2008, there was approximately $4.2 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of the stock options issued under the InfraSource Plans that vested during the six months ended June 30, 2008 was $1.6 million.

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

During the three months ended June 30, 2007 and 2008, Quanta granted 28,866 and 78,591 shares of restricted stock under the Quanta Plans with a weighted average grant price of $28.96 and $29.07. During the six months ended June 30, 3007 and 2008, Quanta granted approximately 0.4 million and 0.8 million shares of restricted stock under the Quanta Plans with a weighted average grant price of $25.67 and $23.62. Additionally, during the three months ended June 30, 2007 and 2008, approximately 0.1 million and 0.1 million shares vested with an approximate fair value at the time of vesting of $1.9 million and $1.9 million. During the six months ended June 30, 2007 and 2008, approximately 0.6 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $15.8 million and $14.5 million.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock activity for the six months ended June 30, 2008 is as follows (shares in thousands):

		Weighted Average
		Grant Date
		Fair Value
	Shares	(Per Share)

Unvested at December 31, 2007	1,129	$15.84
Granted	797	$23.62
Vested	(560)	$14.97
Forfeited	(37)	$22.77

Unvested at June 30, 2008	1,329	$22.69

As of June 30, 2008, there was approximately $22.2 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. That cost is expected to be recognized over a weighted average period of 2.17 years.

Compensation expense is measured based on the fair value of the restricted stock and for discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and for performance based awards is recognized using the graded vesting method over the requisite service period. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. SFAS No. 123(R) requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta uses historical data to estimate the forfeiture rate. The estimate of unrecognized compensation cost uses the expected forfeiture rate; however, the estimate may not necessarily represent the value that will ultimately be realized as compensation expense.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised and Quanta’s and InfraSource’s employee stock purchase plans, both of which have been terminated, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Non-cash compensation expense related to restricted stock	$1,771	$3,646	$3,620	$6,447
Non-cash compensation expense related to stock options	—	937	—	1,912

Total stock-based compensation included in selling, general and administrative expenses	$1,771	$4,583	$3,620	$8,359

Actual tax benefit for the tax deductions from vested restricted stock	$683	$388	$2,340	$1,426
Actual tax benefit for the tax deductions from options exercised	2,823	3,637	3,210	4,279
Actual tax benefit related to the employee stock purchase plans	19	—	37	—

Actual tax benefit related to stock-based compensation expense	3,525	4,025	5,587	5,705
Income tax benefit related to non-cash compensation expense	691	1,787	1,412	3,260

Total tax benefit related to stock-based compensation expense	$4,216	$5,812	$6,999	$8,965

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2008 is illustrated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Income for basic earnings per share:
From continuing operations	$21,783	$40,518	$52,650	$64,770
From discontinued operation	83	—	420	—

Net income	$21,866	$40,518	$53,070	$64,770

Weighted average shares outstanding for basic earnings per share	118,578	171,063	118,306	170,556

Basic earnings per share:
From continuing operations	$0.18	$0.24	$0.45	$0.38
From discontinued operation	—	—	—	—

Net income	$0.18	$0.24	$0.45	$0.38

Income for diluted earnings per share:
Income from continuing operations	$21,783	$40,518	$52,650	$64,770
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	3,199	3,199	6,398	6,398

Income from continuing operations for diluted earnings per share	24,982	43,717	59,048	71,168
Income from discontinued operation	83	—	420	—

Net income for diluted earnings per share	$25,065	$43,717	$59,468	$71,168

Calculation of weighted average shares for diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	118,578	171,063	118,306	170,556
Effect of dilutive stock options and restricted stock	734	822	778	734
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	30,652	30,650	30,652	30,650

Weighted average shares outstanding for diluted earnings per share	149,964	202,535	149,736	201,940

Diluted earnings per share:
From continuing operations	$0.17	$0.22	$0.39	$0.35
From discontinued operation	—	—	0.01	—

Net income	$0.17	$0.22	$0.40	$0.35

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2007 and 2008, stock options and restricted stock of approximately 0.2 million and 0.5 million shares, respectively, were excluded from the computation of diluted earnings per share because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the six months ended June 30, 2007 and 2008, stock options and restricted stock of approximately 0.3 million and 0.5 million shares, respectively, were excluded from the computation of diluted earnings per share because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the three months and six months ended June 30, 2007, the effect of assuming conversions of the 4.0% convertible subordinated notes would have been antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

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

As of June 30, 2008, Quanta had approximately $173.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $301.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of June 30, 2008, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

4.0% Convertible Subordinated Notes

During the first half of 2007, Quanta had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At June 30, 2008, Quanta had outstanding approximately $270.0 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of Quanta’s common stock based on an initial conversion rate of 89.7989 shares of Quanta’s common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of Quanta’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of Quanta’s common stock and the conversion rate, (iii) upon Quanta calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The market price condition described in clause (i) above has been satisfied for each of the quarters since the fourth quarter of 2005, and therefore the notes were convertible at the option of the holder. The outstanding notes are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions. Conversions that may occur in the future could result in the recording of losses on extinguishment of debt if the conversions are settled in cash for an amount in excess of the principal amount.

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

3.75% Convertible Subordinated Notes

At June 30, 2008, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The 3.75% Notes are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2008, but may continue or resume in future periods upon the satisfaction of the market condition or other conditions. Conversions that may occur in the future could result in the recording of losses on extinguishment of debt if the conversions are settled in cash for an amount in excess of the principal amount. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Convertible Subordinated Notes

The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rates and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2007 and June 30, 2008, the fair value of Quanta’s convertible subordinated notes of $413.8 million was approximately $825.6 million and $1.034 billion based upon market prices on or before such date.

8.	STOCKHOLDERS’ EQUITY:

Treasury Stock

Pursuant to the stock incentive plans described in Note 5, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the six months ended June 30, 2008, Quanta withheld 179,376 shares of Quanta common stock with a total market value of $4.3 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income as a result. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income	$21,866	$40,518	$53,070	$64,770
Foreign currency translation adjustment	—	185	—	(1,017)

Comprehensive income	$21,866	$40,703	$53,070	$63,753

9.	SEGMENT INFORMATION:

Prior to January 1, 2008, Quanta aggregated each of its individual operating units into one reportable segment as a specialty contractor. Beginning January 1, 2008, Quanta began reporting its results under two business segments, which are the Infrastructure Services and Dark Fiber segments described in Note 1. The Infrastructure Services segment provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, the Infrastructure Services segment provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. The Dark Fiber segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to its customers. The Dark Fiber segment services large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Dark Fiber segment was acquired August 30, 2007 as part of the InfraSource Merger. Accordingly, Quanta’s results of operations for the

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three and six months ended June 30, 2007 did not include any impact from the dark fiber business, and segment reporting is only provided for the three and six month periods ended June 30, 2008.

As discussed previously, the allocation of the purchase price related to the Merger with respect to the valuation of deferred taxes is preliminary. The current allocations are based on estimates and information that was available to management at the time these condensed consolidated financial statements were prepared. Therefore, the following results by segment are subject to change and may change materially. Corporate costs not readily identifiable to a reportable segment are allocated based upon each segment’s revenue contribution to consolidated revenues. The assets as of June 30, 2008 and the revenues, operating income and capital expenditures for the three and six months ended June 30, 2008 by segment are as follows (in thousands):

	Infrastructure		Total
	Services	Dark Fiber	Reportable
As of June 30, 2008:	Segment	Segment	Segments

Assets	$1,343,750	$184,325	$1,528,075

The following is a reconciliation of reportable segment assets to Quanta’s consolidated assets as of June 30, 2008 (in thousands):

Assets:
Total assets for reportable segments	$1,528,075
Unallocated amounts:
Cash at corporate	312,156
Goodwill	1,380,249
Intangible assets, net of accumulated amortization	152,684
Other unallocated amounts, net	117,330

Consolidated total assets	$3.490,494

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For the Three Months Ended June 30, 2008:	Segment	Segment	Segments

Revenues (unaffiliated)	$947,418	$13,464	$960,882
Operating income from external customers before amortization	$74,511	$7,887	$82,398
Capital expenditures	$26,712	$33,709	$60,421

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are reconciliations of reportable segment revenues, operating income and capital expenditures to Quanta’s consolidated totals for the three months ended June 30, 2008 (in thousands):

Operating income from external customers:
Total operating income before amortization for reportable segments (from external customers)	$82,398
Unallocated amounts:
Amortization of intangible assets	(9,876)

Consolidated total operating income	$72,522

Capital expenditures:
Total capital expenditures for reportable segments	$60,421
Elimination of intersegment profits	(2,298)
Corporate capital expenditures	1,860

Consolidated total capital expenditures	$59,983

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For the Six Months Ended June 30, 2008:	Segment	Segment	Segments

Revenues (unaffiliated)	$1,778,652	$26,672	$1,805,324
Operating income from external customers before amortization	$121,419	$14,140	$135,559
Capital expenditures	$59,123	$53,849	$112,972

The following are reconciliations of reportable segment revenues, operating income and capital expenditures to Quanta’s consolidated totals for the six months ended June 30, 2008 (in thousands):

Operating income from external customers:
Total operating income before amortization for reportable segments (from external customers)	$135,559
Unallocated amounts:
Amortization of intangible assets	(20,466)

Consolidated total operating income	$115,093

Capital expenditures:
Total capital expenditures for reportable segments	$112,972
Elimination of intersegment profits	(3,440)
Corporate capital expenditures	3,617

Consolidated total capital expenditures	$113,149

The following table presents information regarding revenues derived from the various industries served by Quanta aggregated by type of work. For the three and six months ended June 30, 2007, this information had previously been reported by type of customer. Accordingly, revenues for the three and six months ended June 30,

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 have been reallocated as necessary to reflect revenue by type of work rather than by type of customer. Revenues by type of work are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Infrastructure Services:
Electric power services	$314,214	$532,052	$651,872	$1,020,190
Gas services	65,576	201,925	143,802	338,487
Telecommunications and cable television network services	90,452	156,805	160,179	300,863
Ancillary services	81,978	56,636	165,326	119,112

Total Infrastructure Services	552,220	947,418	1,121,179	1,778,652
Dark Fiber	—	13,464	—	26,672

Total Revenues	$552,220	$960,882	$1,121,179	$1,805,324

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $13.4 million and $29.1 million of its revenues from foreign operations during the three and six months ended June 30, 2007 and $27.1 million and $51.5 million of its revenues from foreign operations during the three and six months ended June 30, 2008. The majority of revenues from foreign operations was earned in Canada during the three and six months ended June 30, 2007 and 2008.

10.	COMMITMENTS AND CONTINGENCIES:

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2008 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2008	$33,950
2009	47,375
2010	34,824
2011	27,890
2012	17,816
Thereafter	25,398

Total minimum lease payments	$187,253

Rent expense related to operating leases was approximately $17.6 million and $33.7 million for the three and six months ended June 30, 2007 and approximately $26.3 million and $52.7 million for the three and six months ended June 30, 2008.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the leases. At June 30, 2008, the maximum guaranteed residual value was approximately $154.0 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed various amounts of capital for expansion of its dark fiber network. Quanta does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of June 30, 2008, Quanta estimates these expenditures to be approximately $40.0 million for the period July 1, 2008 through December 31, 2008 and $53.8 million and $0.5 million for the years ended December 31, 2009 and 2010.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource and a former director of Quanta, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008, and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on Quanta’s results of operations for the first half of 2008.

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

Concentration of Credit Risk

Financial instruments that may potentially subject Quanta to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Quanta maintains substantially all of its cash investments with what it believes to be high credit quality financial institutions. Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Some of Quanta’s customers have experienced significant financial difficulties. These economic conditions expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or June 30, 2008 or revenues for the three and six months ended June 30, 2007 or 2008.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance

Quanta is insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $350,000 per claimant per year beginning January 1, 2008.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and June 30, 2008, the gross amount accrued for self-insurance claims totaled $152.0 million and $149.3 million, with $110.1 million and $107.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and June 30, 2008 were $22.1 million and $24.7 million, of which $11.9 million and $13.8 million are included in prepaid expenses and other current assets and $10.2 million and $10.9 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has been experiencing financial distress but is currently paying valid claims. In the event that this insurer’s financial situation further deteriorates, Quanta may be required to pay certain obligations that otherwise would have been paid by this insurer. Quanta estimates that the total future claim amount that this insurer is currently obligated to pay on its behalf for the above mentioned policy periods is approximately $4.5 million. During the second quarter of 2008, based on management’s current evaluation of collectibility, Quanta provided an allowance of $3.4 million for potentially uncollectible amounts that are estimated to be ultimately due from this insurer. The estimate of the potential range of these future claim amounts is between $1.9 million and $7.4 million. The actual amounts ultimately paid by Quanta in connection with such claims, if any, may vary materially from the above range and could be impacted by further claims development and the extent to which the insurer could not honor its obligations. Quanta continues to monitor the financial situation of this insurer and analyze any alternative actions that could be pursued. In any event, Quanta does not expect any failure by this insurer to honor its obligations to it, or any alternative actions that Quanta may pursue, to have a material adverse impact on its financial condition; however, the impact could be material to Quanta’s consolidated results of operations or cash flow in a given period.

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

As of June 30, 2008, Quanta had $173.9 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2008 and 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2008, the total amount of outstanding performance bonds was approximately $997.9 million, and the estimated cost to complete these bonded projects was approximately $262.9 million.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of June 30, 2008, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these indemnity obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (SEC) on February 29, 2008 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

Introduction

We are a leading national provider of specialty contracting services. Beginning January 1, 2008, we began reporting our results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Specifically, the comprehensive services provided by the Infrastructure Services segment include designing, installing, repairing and maintaining network infrastructure, as well as certain ancillary services. Additionally, the dark fiber (Dark Fiber) segment designs, procures, constructs and maintains fiber-optic telecommunication infrastructures and licenses the right to use point-to-point fiber-optic telecommunications facility to our customers. The Dark Fiber segment services large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions. Prior to January 1, 2008, we reported results under one business segment, which consisted primarily of the services now under the Infrastructure Services segment.

On August 30, 2007, we acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). Similar to us, InfraSource provided design, procurement, construction, testing and maintenance services to electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses, primarily in the United States. As a result of the Merger, we enhanced and expanded our position as a leading specialized contracting services company serving the electric power, gas, telecommunications and cable television industries and added the Dark Fiber segment.

We had consolidated revenues for the six months ended June 30, 2008 of approximately $1.8 billion, of which 57% was attributable to electric power work, 19% to gas work, 16% to telecommunications and cable television work and 6% to ancillary services, such as inside electrical wiring, intelligent traffic networks, fueling systems, cable and control systems for light rail lines, airports and highways and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In addition, 2% of our consolidated revenues for the six months ended June 30, 2008 was generated by our Dark Fiber segment.

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

The Dark Fiber segment constructs and licenses the right to use fiber-optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. Revenues earned pursuant to these fiber-optic facility licensing agreements, including any initial fees or advanced billings, are recognized ratably over the expected length of the agreements, including probable renewal periods.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional and national economic conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Understanding Gross Margins” and “Outlook” for additional discussion of trends and challenges that may affect our financial condition and results of operations.

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

Weather.  Adverse or favorable weather conditions can impact gross margins in a given period. For example, it is typical in the first quarter of any fiscal year that parts of the country may experience snow or rainfall that may negatively impact our revenues and gross margin due to reduced productivity. In many cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, severe weather, such as hurricanes and ice storms, can provide us with higher margin emergency service restoration work, which generally has a positive impact on margins.

Revenue Mix.  The mix of revenues derived from the industries we serve will impact gross margins, as certain industries provide higher margin opportunities. Additionally, changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by the industry we served.

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Gross margins for installation work will vary from project to project, and can be higher than maintenance work, because work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our annual revenues from maintenance work, but a higher portion of installation work in any given period may affect our gross margins for that period.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $350,000 per claimant per year beginning January 1, 2008.

Effective upon the Merger, InfraSource became insured under our property and casualty and health insurance programs. Previously, InfraSource was insured for workers’ compensation, general liability and employer’s liability, each subject to a deductible of $0.75 million per occurrence. InfraSource was also insured for auto liability, subject to a deductible of $0.5 million per occurrence. InfraSource continued to operate its own health plan for employees not subject to collective bargaining agreements through December 31, 2007, which was subject to a deductible of $150,000 per claimant per year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.

Results of Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations data below does not reflect the operations of Environmental Professional Associates, Limited (EPA) in any periods as EPA’s results of operations are reported as discontinued operations in our accompanying condensed consolidated statements of operations. Accordingly, the 2007 amounts below do not agree to the amounts previously reported. Additionally, the results of operations for the three and six months ended June 30, 2007 do not include any results of operations from InfraSource as the Merger did not occur until August 30, 2007.

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008

Revenues	$552,220	100.0%	$960,882	100.0%	$1,121,179	100.0%	$1,805,324	100.0%
Cost of services (including depreciation)	466,973	84.6	802,192	83.5	958,360	85.5	1,522,757	84.3

Gross profit	85,247	15.4	158,690	16.5	162,819	14.5	282,567	15.7
Selling, general and administrative expenses	47,021	8.5	76,292	7.9	95,976	8.6	147,008	8.1
Amortization of intangible assets	692	0.1	9,876	1.1	1,464	0.1	20,466	1.1

Operating income	37,534	6.8	72,522	7.5	65,379	5.8	115,093	6.5
Interest expense	(5,544)	(1.0)	(5,219)	(0.5)	(11,096)	(1.0)	(10,419)	(0.6)
Interest income	5,654	1.0	2,088	0.2	9,952	0.9	6,083	0.3
Other income (expense), net	82	—	278	—	111	—	482	—

Income from continuing operations before income taxes	37,726	6.8	69,669	7.2	64,346	5.7	111,239	6.2
Provision for income taxes	15,943	2.9	29,151	3.0	11,696	1.0	46,469	2.6

Income from continuing operations	$21,783	3.9%	$40,518	4.2%	$52,650	4.7%	$64,770	3.6%

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues.  Revenues increased $408.7 million, or 74.0%, to $960.9 million for the three months ended June 30, 2008. Electric power services increased by approximately $217.8 million, or 69.3%, gas services increased by approximately $136.3 million, or 207.9%, and telecommunications and cable television network services increased by approximately $66.4 million, or 73.4%. In addition to the contribution of revenues from the InfraSource operating units acquired through the Merger, revenues were favorably impacted by an increased number and size of projects as a result of larger capital budgets for our customers, specifically in connection with electric transmission projects and fiber build-out initiatives, as well as improved pricing. Additionally, revenues increased due to the impact of $13.5 million in revenues in the second quarter of 2008 from the Dark Fiber segment acquired as part of the Merger, as well as an increase of approximately $14.9 million in emergency restoration services, from $8.2 million in the second quarter of 2007 to $23.1 million in the second quarter of 2008. Partially offsetting these increases was a decrease in ancillary services revenues of approximately $25.3 million, or 30.9%, primarily due to the timing of projects.

Gross profit.  Gross profit increased $73.4 million, or 86.2%, to $158.7 million for the three months ended June 30, 2008. The increase in gross profit results primarily from the contribution of the InfraSource operating units acquired through the Merger coupled with the effect of the increased revenues discussed above. As a percentage of revenues, gross margin increased from 15.4% for the three months ended June 30, 2007 to 16.5% for the three months ended June 30, 2008. The increase in gross margin is primarily due to improved pricing, the contribution of the higher margin Dark Fiber segment acquired as part of the Merger and better fixed costs absorption as a result of higher revenues. Also contributing to the higher gross margin was an increase in the amount of emergency restoration services, which typically generate higher margins, performed in the second quarter of 2008 as compared to the second quarter of 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $29.3 million, or 62.3%, to $76.3 million for the three months ended June 30, 2008. The increase in selling, general and administrative expenses was primarily a result of the addition of administrative expenses associated with the InfraSource operating units acquired through the Merger, as well as higher salaries and benefits associated with increased personnel, salary increases and increased performance bonuses. As a percentage of revenues, selling, general and administrative expenses decreased from 8.5% to 7.9%.

Amortization of intangible assets.  Amortization of intangible assets increased $9.2 million to $9.9 million for the three months ended June 30, 2008. This increase is attributable to the amortization of intangible assets associated with acquisitions completed since the second quarter of 2007, primarily the acquisition of InfraSource.

Interest expense.  Interest expense for the three months ended June 30, 2008 decreased $0.3 million as compared to the three months ended June 30, 2007, primarily due to the repayment of our 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $2.1 million for the quarter ended June 30, 2008, compared to $5.7 million for the quarter ended June 30, 2007. The decrease results primarily from the lower average cash balance and generally lower interest rates for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Provision for income taxes.  The provision for income taxes was $29.2 million for the three months ended June 30, 2008, with an effective tax rate of 41.8%. During the three months ended June 30, 2007, the provision for income taxes was $15.9 million, with an effective tax rate of 42.3%.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues.  Revenues increased $684.1 million, or 61.0%, to $1.81 billion for the six months ended June 30, 2008. Electric power services increased by approximately $368.3 million, or 56.5%, gas services increased by approximately $194.7 million, or 135.4%, and telecommunications and cable television network services increased by approximately $140.7 million, or 87.8%. In addition to the contribution of revenues from the InfraSource operating units acquired through the Merger, revenues were favorably impacted by an increased number and size of projects as a result of larger capital budgets for our customers, specifically in connection with electric transmission projects and fiber build-out initiatives, as well as improved pricing. Additionally, revenues increased due to the impact of $26.7 million in revenues in the first half of 2008 from the Dark Fiber segment acquired as part of the Merger. Partially offsetting these increases was a decrease of approximately $18.1 million in emergency restoration services, from $63.7 million in the first half of 2007 to $45.6 million in the first half of 2008. Also, ancillary services revenues decreased approximately $46.2 million, or 28.0%, primarily due to the timing of projects.

Gross profit.  Gross profit increased $119.7 million, or 73.5%, to $282.6 million for the six months ended June 30, 2008. The increase in gross profit results primarily from the contribution of the InfraSource operating units acquired through the Merger coupled with the effect of the increased revenues discussed above. As a percentage of revenues, gross margin increased from 14.5% for the six months ended June 30, 2007 to 15.7% for the six months ended June 30, 2008. The increase in gross margin is primarily due to improved pricing, the contribution of the higher margin Dark Fiber segment acquired as part of the Merger and better fixed costs absorption as a result of higher revenues. Partially offsetting these increases was a lower amount of emergency restoration services, which typically generate higher margins, performed in the first half of 2008 as compared to the first half of 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $51.0 million, or 53.2%, to $147.0 million for the six months ended June 30, 2008. The increase in selling, general and administrative expenses was primarily a result of the addition of administrative expenses associated with the InfraSource operating units acquired through the Merger, as well as higher salaries and benefits associated with increased personnel, salary increases and increased performance bonuses. As a percentage of revenues, selling, general and administrative expenses decreased from 8.6% to 8.1%.

Amortization of intangible assets.  Amortization of intangible assets increased $19.0 million to $20.5 million for the six months ended June 30, 2008. This increase is attributable to the amortization of intangible assets associated with acquisitions completed since the beginning of 2007, primarily the acquisition of InfraSource.

Interest expense.  Interest expense for the six months ended June 30, 2008 decreased $0.7 million as compared to the six months ended June 30, 2007, primarily due to the repayment of our 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $6.1 million for the six months ended June 30, 2008, compared to $10.0 million for the six months ended June 30, 2007. The decrease results primarily from the lower average cash balance and generally lower interest rates for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Provision for income taxes.  The provision for income taxes was $46.5 million for the six months ended June 30, 2008, with an effective tax rate of 41.8%. During the six months ended June 30, 2007, the provision for income taxes was $11.7 million, with an effective tax rate of 18.2%. The lower effective tax rate for 2007 results from a $15.3 million tax benefit recorded in the first quarter of 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit. Excluding this discrete period benefit, the provision for income taxes was $27.0 for the six months ended June 30, 2007, with an effective tax rate of 42.0%.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $304.8 million as of June 30, 2008, borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. We believe that we have adequate cash and availability under our credit facility to meet all such needs.

Capital expenditures are expected to be approximately $190 million for 2008. Approximately $85 million of expected 2008 capital expenditures are targeted for the expansion of our dark fiber network in connection with committed customer arrangements, and the majority of the remaining expenditures will be for operating equipment in the Infrastructure Services segment.

Our 4.5% convertible subordinated notes due 2023 (4.5% Notes) are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions. Our 3.75% convertible subordinated notes due 2026 (3.75% Notes) are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2008, but may continue or resume in future periods upon the satisfaction of the market condition or other conditions. If any holder of the convertible subordinated notes requests to convert their notes, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued.

On October 1, 2008, the holders of the 4.5% Notes may elect repayment, which would require us to pay, in cash, the aggregate principal amount, plus accrued and unpaid interest, of the notes held by the holders who elect repayment. As a result of the holders’ repayment right, we reclassified the $270 million aggregate principal amount outstanding of the 4.5% Notes into a current obligation in October 2007. Additionally, at any time on or after October 8, 2008, we may redeem for cash some or all of the 4.5% Notes at the principal amount thereof, plus accrued and unpaid interest. The holders of the 4.5% Notes that are called for redemption will have the right to convert all or some of their notes, which we may satisfy by delivery of shares of our common stock, cash or a combination thereof, as described in further detail under “Debt Instruments — 4.5% Convertible Subordinated Notes.” Currently, our common stock is trading at prices in excess of the conversion price. If our common stock price exceeds the conversion price, it is not likely that any holder of the 4.5% Notes will elect repayment on October 1, 2008, but it is likely that if we were to redeem the 4.5% Notes on or after October 8, 2008, the holders of the notes subject to redemption would convert their notes. On the other hand, if our common stock price is below the conversion price, it is more likely that the holders of the 4.5% Notes would elect repayment or would not convert upon redemption. We have not yet determined whether we will use cash on hand, issue equity or incur debt to fund our cash obligation if we are required to repay or determine to redeem the 4.5% Notes. If a conversion obligation arises, we have also not yet determined whether we will settle it in our common stock, cash or a combination thereof.

Sources and Uses of Cash

As of June 30, 2008, we had cash and cash equivalents of $304.8 million, working capital of $563.1 million and long-term debt of $143.8 million, net of current maturities. We also had $173.9 million of letters of credit outstanding under our credit facility, leaving $301.1 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide but can also be impacted by working capital needs. Operating activities provided net cash of $18.1 million during the three months ended June 30, 2008 as compared to $8.4 million in the three months ended June 30, 2007. Operating activities provided net cash of $33.3 million during the six months ended June 30, 2008 as compared to $72.5 million in the six months ended June 30, 2007. Additionally, working capital needs are generally higher during the spring and summer months due to increased construction in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating cash flow for the three and six months ended June 30, 2008 was negatively impacted by higher working capital requirements associated with invoice processing issues by certain customers as a result of the rapid ramp-up of FTTx and wireless installations over the past nine months. The specific telecommunications work being performed has voluminous billing requirements and has been subject to lengthy delays as our invoices work their way through the customer’s payment system.

Investing Activities

In the three months ended June 30, 2008, we used net cash in investing activities of $90.4 million as compared to $15.3 million used in investing activities in the three months ended June 30, 2007. Investing activities in three months ended June 30, 2008 include $60.0 million used for capital expenditures, $22.7 million in net cash outlays for acquisitions, and $14.6 million paid to secure patents and developed technology, partially offset by $6.9 million of proceeds from the sale of equipment. During the three months ended June 30, 2007, we used $16.7 million for capital expenditures and $2.0 million in net cash outlays for acquisitions, offset slightly by $3.4 million of proceeds from the sale of equipment. The $43.3 million increase in capital expenditures in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is related primarily to the growth in our business and capital expenditure requirements of our Dark Fiber segment acquired as part of the Merger.

In the six months ended June 30, 2008, we used net cash in investing activities of $141.6 million as compared to $57.5 million in the six months ended June 30, 2007. Investing activities in the first six months of 2008 include $113.1 million used for capital expenditures, $22.9 million in net cash outlays for acquisitions, and $14.6 million paid to secure patents and developed technology, partially offset by $9.1 million of proceeds from the sale of equipment. During the six months ended June 30, 2007, we used $42.1 million for capital expenditures, and $19.7 million in net cash outlays for acquisitions, offset slightly by $4.3 million of proceeds from the sale of equipment. The $71.1 million increase in capital expenditures in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is related primarily to the growth in our business and capital expenditure requirements of our Dark Fiber segment acquired as part of the Merger. Investing activities in the six months ended June 30, 2007 included purchases and sales of variable rate demand notes (VRDNs), which are classified as short-term investments, available for sale when held. We did not invest in VRDNs subsequent to the first quarter of 2007.

Financing Activities

In the three months ended June 30, 2008, financing activities provided net cash flow of $4.7 million as compared to $6.2 million provided by financing activities in the three months ended June 30, 2007. The $4.7 million provided by financing activities in the three months ended June 30, 2008 resulted primarily from $4.2 million received from the exercise of stock options. Also contributing to the inflow was a $1.1 million tax benefit from the vesting of restricted stock awards and the exercise of stock options. The $6.2 million provided by financing activities in the three months ended June 30, 2007 resulted primarily from a $3.5 million tax benefit from the vesting of restricted stock awards and the exercise of stock options and $2.7 million received from the exercise of stock options.

In the six months ended June 30, 2008, financing activities provided net cash flow of $7.0 million as compared to $7.2 million provided by financing activities in the six months ended June 30, 2007. The $7.0 million provided by financing activities in the six months ended June 30, 2008 resulted primarily from $5.6 million received from the exercise of stock options. Also contributing to the inflow was a $2.3 million tax benefit from the vesting of restricted stock awards and the exercise of stock options, partially offset by a $1.6 million net repayment of other long-term debt. The $7.2 million provided by financing activities in the three months ended June 30, 2007 resulted primarily from a $5.6 million tax benefit from the vesting of restricted stock awards and the exercise of stock options and $3.2 million received from the exercise of stock options, partially offset by a $1.6 million net repayment of other long-term debt.

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

As of June 30, 2008, we had approximately $173.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $301.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% and (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of June 30, 2008, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

4.0% Convertible Subordinated Notes

During the first and second quarters of 2007, we had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At June 30, 2008, we had outstanding approximately $270.0 million aggregate principal amount of the 4.5% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 4.5% Notes require semi-annual interest payments on April 1 and October 1, until the notes mature on October 1, 2023.

The 4.5% Notes are convertible into shares of our common stock based on an initial conversion rate of 89.7989 shares of our common stock per $1,000 principal amount of 4.5% Notes (which is equal to an initial conversion price of approximately $11.14 per share), subject to adjustment as a result of certain events. The 4.5% Notes are convertible by the holder (i) during any fiscal quarter if the last reported sale price of our common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter, (ii) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (iii) upon our calling the notes for redemption or (iv) upon the occurrence of specified corporate transactions. If the notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The market price condition described in clause (i) above has been satisfied for each of the quarters since the fourth quarter of 2005, and therefore the notes were convertible at the option of the holder. The outstanding notes are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2008, but may continue or resume in future periods upon the satisfaction of the market price condition or other conditions. Conversions that may occur in the future could result in the recording of losses on extinguishment of debt if the conversions are settled in cash for an amount in excess of the principal amount.

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

3.75% Convertible Subordinated Notes

At June 30, 2008, we had outstanding $143.8 million aggregate principal amount of the 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon us calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The 3.75% Notes are presently convertible at the option of each holder, and the conversion period will expire on September 30, 2008, but may continue or resume in future periods upon the satisfaction of the market condition or other conditions. Conversions that may occur in the future could result in the recording of losses on extinguishment of debt if the conversions are settled in cash for an amount in excess of the principal amount. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2008, the maximum guaranteed residual value was approximately $154.0 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2008, we had $173.9 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2008 and 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for bonds outstanding under it at the closing of the Merger, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2008, an aggregate of approximately $997.9 million in original face amount of bonds issued by our sureties were outstanding. Our estimated cost to complete these bonded projects was approximately $262.9 million as of June 30, 2008.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses.

Contractual Obligations

As of June 30, 2008, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2008	2009	2010	2011	2012	Thereafter

Long-term debt — principal	$413,848	$270,098	$—	$—	$—	$—	$143,750
Long-term debt — interest	28,868	5,732	5,391	5,391	5,391	5,391	1,572
Operating lease obligations	187,253	33,950	47,375	34,824	27,890	17,816	25,398
Committed capital expenditures for dark fiber networks under contracts with customers	91,893	30,574	60,761	558	—	—	—

Total	$721,862	$340,354	$113,527	$40,773	$33,281	$23,207	$170,720

The committed capital expenditures for dark fiber networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

Actual maturities of our long-term debt may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates or subsequent to optional maturity dates.

Our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. As of June 30, 2008, the total unrecognized tax benefit related to uncertain tax positions was $54.3 million, of which no significant amounts are anticipated to be paid within the next twelve months.

Concentration of Credit Risk

Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Some of our customers have experienced significant financial difficulties. These economic conditions expose us to increased risk related to the collectability of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or June 30, 2008 or revenues for the three and six months ended June 30, 2007 or June 30, 2008.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource and a former director of Quanta, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008 and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on our results of operations for the first half of 2008.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to results of applying SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets”. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R) and its related interpretive accounting pronouncements that address share-based payment transactions. We adopted SFAS No. 157 on January 1, 2008 as it applies to our financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, we will begin following the guidance of SFAS No. 157 with respect to our non-financial assets and liabilities in the quarter ended March 31, 2009. We do not currently have any material financial assets and liabilities recognized on our balance sheet that are impacted by the partial adoption of SFAS No. 157. Additionally, we do not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis; however, we do have non-financial assets that are evaluated against measures of fair value on a non-recurring or as-needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on our balance sheet as of June 30, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

On January 1, 2008, we adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because we did not declare any dividends during the first quarter of 2008 and do not currently anticipate declaring dividends in the near future, EITF 06-11 did not have any impact during the first or second quarters of 2008, and is not expected to have a material impact in the near term, on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160 on January 1, 2009. Because we do not currently have any subsidiaries with non-controlling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of SFAS No. 141(R) can not be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date, the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred, other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) will not have an impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in 2009 and beyond.

In December 2007, the SEC published Staff Accounting Bulletin (SAB) No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the SEC staff states that they will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Because we currently do not anticipate issuing stock options in the near future, SAB 110 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows in the near term.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB No. 133.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand how a reporting entity’s derivative instruments and hedging activities impact the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. Although, early application is encouraged, we will adopt SFAS No. 161 on January 1, 2009. As we have not entered into any material derivatives or hedging activities, SFAS No. 161 is not anticipated to have a material impact on our consolidated financial position, results of operations, cash flows or disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets. FSP 142-3 is effective for fiscal years beginning after

December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we will adopt FSP 142-3 on January 1, 2009. We have not yet determined the impact of FSP 142-3 on our consolidated financial position, results of operations, cash flows or disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We will adopt SFAS No. 162 once it is effective, but we have not yet determined the impact, if any, on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1: “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 will require issuers of convertible debt instruments within its scope to first determine the carrying amount of the liability component of the convertible debt by measuring the fair value of a similar liability that does not have an associated equity component. Issuers will then calculate the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, we will adopt FSP APB 14-1 on January 1, 2009 and will apply FSP APB 14-1 retrospectively to all periods presented. For the periods prior to those presented, we will record a cumulative effect of the change in accounting principle as of the beginning of the first period presented. The impact of FSP APB 14-1 may be material to our results of operations during certain periods but is not expected to impact our cash flows. We are in the process of determining the cumulative effect of change in accounting principle and the impacts to our results of operations for all periods presented.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under the definition of SFAS No.128, “Earnings per Share” and should be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Accordingly, we will adopt FSP EITF 03-6-1 on January 1, 2009. All prior period earnings per share data presented will be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We have granted unvested share-based payment awards that have non-forfeitable rights to dividends in the form of restricted stock awards, which are currently accounted for under the treasury stock method in diluted earnings per share. The treasury stock method specifies that only unvested restricted common shares that are dilutive be included in weighted average diluted shares outstanding. Under FSP EITF 03-6-1, we will retrospectively restate earnings per share data for prior periods beginning in the first quarter of 2009 to include all unvested restricted common shares as participating securities as of the date of grant. FSP EITF 03-6-1 is not anticipated to have any material impact on our consolidated financial position, results of operations or cash flows but may lower basic and diluted earnings per share amounts previously reported due to the inclusion of the additional shares in computing these amounts.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This criterion is also important in evaluating whether EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” applies to certain financial instruments that are not derivatives under SFAS No. 133. An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, we will adopt EITF 07-5 on January 1, 2009, but have not yet determined the impact, if any, on our consolidated financial position, results of operations and cash flows.

Outlook

The following statements are based on our current expectations and beliefs. These statements are forward-looking, and actual results may differ materially.

Many utilities across the country have increased or are planning to increase spending on their transmission and distribution systems, with a more significant focus on the build-out of the transmission grid. As a result, we are seeing new construction, extensive pole change-outs, line upgrades and maintenance projects on many systems and expect this trend to continue over the next several quarters.

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

We also see potential growth opportunities in our gas operations, primarily in natural gas gathering pipeline construction and maintenance services. Our gas operations have been challenged by lower margins overall, due in part to our gas distribution services that have been impacted by certain lower margin contracts and by recent declines in new housing construction in certain sectors of the country. With the increased focus on natural gas gathering pipelines and other more profitable services, however, we anticipate increased revenues as well as improvement in the margins for these operations in the future.

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

Our dark fiber licensing business is also experiencing growth primarily through the expansion into additional geographic markets, with a focus within those markets on education and healthcare customers where secure high-

speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets. To support the growth in this business, we anticipate continued increased capital expenditures.

Historically, our customers have continued to spend through short-term economic softness or weak recessions. A long-term or deep recession, however, would likely have some negative impact on our customers’ spending. Lower spending may not result in less revenue for us, as utilities continue outsourcing more of their work, in part due to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. Furthermore, as new technologies emerge for communications and digital services such as voice, video and data continue to converge, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber networks, and we are recognized as a key partner in deploying these services.

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

With the growth in several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the ongoing integration of the InfraSource operations and any other future acquisitions, could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures in 2008 are expected to be approximately $190 million. Approximately $85 million of the expenditures is targeted for dark fiber network expansion and the majority of the remaining expenditures will be for operating equipment in the Infrastructure Services segment. We expect expenditures for 2008 to be funded substantially through internal cash flows, or to the extent necessary, from cash on hand.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisition of InfraSource;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005 and renewable energy initiatives;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Our ability to achieve anticipated synergies and other benefits from our Merger with InfraSource;

•	Unexpected costs or liabilities or other adverse impacts that may arise as a result of our acquisition of InfraSource;

•	Adverse changes in economic conditions and trends in relevant markets;

•	Delays or cancellations of existing projects and our ability to effectively compete for new projects;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to generate internal growth;

•	Potential failure of the Energy Policy Act of 2005 or renewable energy initiatives to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions, including the acquisition of InfraSource;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Estimates and assumptions in determining our financial results and backlog;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	The financial distress of our casualty insurance carrier that may require payment for losses that would otherwise be insured;

•	Potential liabilities relating to occupational health and safety matters;

•	The potential inability to realize a return on our capital investments in our dark fiber infrastructure;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to realize our backlog;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectibility of receivables;

•	Our ability to obtain performance bonds;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber leasing business and additional regulation relating to existing or potential foreign operations;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities and thereby our ability to grow our operations;

•	The potential conversion of our outstanding 4.5% Notes or 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere within this report, under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2007 and June 30, 2008, we had convertible subordinated notes of $413.8 million that had fair values of approximately $825.6 million and $1.034 billion, based upon market prices on or before such dates.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource and a former director of Quanta, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008 and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on our results of operations for the first half of 2008.

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

Unregistered Sales of Securities

In April 2008, Quanta completed one acquisition of a telecommunication and cable construction company in which some of the purchase price consideration consisted of the issuance of unregistered securities of Quanta. The aggregate consideration of $37.7 million paid in this transaction was $23.7 million in cash and 593,470 shares of common stock. This acquisition was not affiliated with any prior acquisition. During June 2008, Quanta also issued 113,968 shares to the former stockholders of an engineering company, which was acquired by InfraSource in the fourth quarter of 2006. The issuance of these shares related primarily to the termination of rights to potential contingent payments that were included as part of the purchase price at the time of acquisition.

All securities listed in the following table were shares of common stock. Quanta relied on Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the basis for exemption from registration. For all issuances, the purchasers were “accredited investors” as defined in Rule 501 of the Securities Act. All issuances were to owners of businesses acquired in privately negotiated transactions and not pursuant to public solicitations.

	Number of
Period	Shares	Purchaser	Consideration

April 1, 2008 — April 30, 2008	593,470	Stockholders of acquired company	Sale of acquired company
June 1, 2008 — June 30, 2008	113,968	Former stockholders of acquired company	Sale of acquired company

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended June 30, 2008.

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

June 1, 2008 — June 30, 2008	6,674(i	)	$30.76	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003), the Quanta Services, Inc. 2007 Stock Incentive Plan and the InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders in Houston, Texas on May 22, 2008. Eleven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.

The following ten individuals were elected to the board of directors by the holders of our common stock:

Nominee	For	Withheld

James R. Ball	145,716,706	1,395,313
John R. Colson	145,495,063	1,616,956
J. Michal Conaway	145,711,421	1,400,598
Ralph R. DiSibio	145,715,072	1,396,947
Bernard Fried	142,181,245	4,930,774
Louis C. Golm	145,594,078	1,517,941
Worthing F. Jackman	145,712,176	1,399,843
Bruce Ranck	145,589,499	1,522,520
John R. Wilson	145,621,560	1,490,459
Pat Wood, III	145,582,574	1,529,445

The holders of our limited vote common stock elected Vincent D. Foster to the board of directors by a vote of 409,573 shares of limited vote common stock, with 289,712 shares withheld.

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 by a vote of 147,084,753 shares of common stock and limited vote common stock, voting together, with (i) 49,327 shares of common stock and no shares of limited vote common stock voting against and (ii) 47,865 shares of common stock and no shares of limited vote common stock abstaining.

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
Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: August 11, 2008

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed or furnished herewith