Form 10-Q
period 2008-09-30
QUANTA SERVICES INC
filed 2008-11-10
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

196,560,225 shares of Common Stock were outstanding as of November 3, 2008. As of the same date, 744,154 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 4.	Controls and Procedures	52
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	52
ITEM 1A.	Risk Factors	53
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
ITEM 5.	Other Information	54
ITEM 6.	Exhibits	55
Signature		56
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EX-31.1
EX-31.2
EX-32.1

QUANTA SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	September 30,
	2007	2008

ASSETS
Current Assets:
Cash and cash equivalents	$407,081	$266,429
Accounts receivable, net of allowances of $4,620 and $6,001, respectively	719,672	958,931
Costs and estimated earnings in excess of billings on uncompleted contracts	72,424	71,492
Inventories	25,920	26,335
Prepaid expenses and other current assets	79,665	59,595

Total current assets	1,304,762	1,382,782
Property and equipment, net of accumulated depreciation of $300,178 and $333,566, respectively	532,285	640,079
Other assets, net	42,992	35,772
Intangible assets, net of accumulated amortization of $20,915 and $50,379, respectively	152,695	144,262
Goodwill	1,355,098	1,359,674

Total assets	$3,387,832	$3,562,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$271,011	$268,847
Accounts payable and accrued expenses	420,815	459,989
Billings in excess of costs and estimated earnings on uncompleted contracts	65,603	51,514

Total current liabilities	757,429	780,350
Convertible subordinated notes	143,750	143,750
Deferred income taxes	101,416	79,580
Insurance and other non-current liabilities	200,094	219,417

Total liabilities	1,202,689	1,223,097

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 172,455,951 and 174,805,974 shares issued and 170,255,631 and 172,418,188 shares outstanding, respectively	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 760,171 and 748,381 shares issued and outstanding, respectively	—	—
Additional paid-in capital	2,423,349	2,464,776
Accumulated deficit	(214,191)	(94,563)
Accumulated other comprehensive income	3,663	1,418
Treasury stock, 2,200,320 and 2,387,786 common shares, at cost	(27,680)	(32,161)

Total stockholders’ equity	2,185,143	2,339,472

Total liabilities and stockholders’ equity	$3,387,832	$3,562,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues	$655,865	$1,053,355	$1,777,044	$2,858,679
Cost of services (including depreciation)	540,812	867,789	1,499,172	2,390,546

Gross profit	115,053	185,566	277,872	468,133
Selling, general and administrative expenses	59,816	80,126	155,793	227,134
Amortization of intangible assets	4,868	8,998	6,332	29,464

Operating income	50,369	96,442	115,747	211,535
Interest expense	(5,165)	(5,223)	(16,261)	(15,642)
Interest income	5,389	2,022	15,341	8,105
Loss on early extinguishment of debt	(11)	(2)	(11)	(2)
Other income (expense), net	(702)	(74)	(591)	408

Income from continuing operations before income tax provision	49,880	93,165	114,225	204,404
Provision for income taxes	2,930	38,307	14,626	84,776

Income from continuing operations	46,950	54,858	99,599	119,628
Discontinued operation:
Income from discontinued operation (net of income tax expense of $1,046 and $1,316 in the three and nine months ended September 30, 2007)	2,371	—	2,791	—

Net income	$49,321	$54,858	$102,390	$119,628

Basic earnings per share:
Income from continuing operations	$0.34	$0.32	$0.80	$0.70
Income from discontinued operation	0.02	—	0.02	—

Net income	$0.36	$0.32	$0.82	$0.70

Weighted average basic shares outstanding	136,279	171,693	124,362	170,938

Diluted earnings per share:
Income from continuing operations	$0.30	$0.29	$0.70	$0.64
Income from discontinued operation	0.01	—	0.02	—

Net income	$0.31	$0.29	$0.72	$0.64

Weighted average diluted shares outstanding	167,869	203,131	155,828	202,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Cash Flows from Operating Activities:
Net income	$49,321	$54,858	$102,390	$119,628
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	13,792	19,806	38,661	57,986
Amortization of intangibles	4,868	8,998	6,332	29,464
Amortization of debt issuance costs	649	655	1,999	1,964
Amortization of deferred revenue	(687)	(2,635)	(687)	(6,886)
Loss (gain) on sale of property and equipment	(1,095)	(841)	(864)	(1,147)
Gain on sale of discontinued operation	(2,348)	—	(2,348)	—
Loss on early extinguishment of debt	11	2	11	2
Provision for doubtful accounts	642	1,328	1,015	4,230
Provision for insurance receivable	—	—	—	3,375
Deferred income tax provision	5,846	9,970	7,329	7,747
Non-cash stock-based compensation	2,464	4,043	6,085	12,402
Tax impact of stock-based equity awards	(1,559)	(318)	(7,146)	(2,625)
Non-cash loss on foreign currency derivative	497	—	497	—
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(41,823)	(139,659)	(2,139)	(234,316)
Costs and estimated earnings in excess of billings on uncompleted contracts	11,887	10,624	(1,119)	7,118
Inventories	725	4,698	6,099	(213)
Prepaid expenses and other current assets	(3,194)	10,308	(3,417)	9,886
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(8,245)	33,193	(42,549)	55,910
Billings in excess of costs and estimated earnings on uncompleted contracts	9,175	2,826	4,462	(14,271)
Other, net	1,854	(1,040)	647	(136)

Net cash provided by operating activities	42,780	16,816	115,258	50,118

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	10,472	2,058	14,746	11,122
Additions of property and equipment	(18,958)	(51,776)	(61,023)	(164,925)
Cash paid for acquisitions, net of cash acquired	20,596	(4,819)	862	(27,728)
Cash paid for developed technology	—	—	—	(14,573)
Purchases of short-term investments	—	—	(309,055)	—
Proceeds from the sale of short-term investments	—	—	309,055	—

Net cash provided by (used in) investing activities	12,110	(54,537)	(45,415)	(196,104)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	330	—	5,205	635
Repayments of convertible subordinated notes	(33,273)	(1)	(33,273)	(1)
Payments on other long-term debt	(60,869)	(45)	(67,400)	(1,643)
Debt issuance and amendment costs	(875)	—	(875)	—
Tax impact of stock-based equity awards	1,559	318	7,146	2,625
Exercise of stock options	2,219	315	5,440	5,963

Net cash provided by (used in) financing activities	(90,909)	587	(83,757)	7,579

Net decrease in cash and cash equivalents	(36,019)	(37,134)	(13,914)	(138,407)
Effect of foreign exchange rate changes on cash and cash equivalents	1,697	(1,228)	1,697	(2,245)
Cash and cash equivalents, beginning of period	405,792	304,791	383,687	407,081

Cash and cash equivalents, end of period	$371,470	$266,429	$371,470	$266,429

Supplemental disclosure of cash flow information
Cash (paid) received during the period for —
Interest paid	$(781)	$(148)	$(10,517)	$(9,285)
Income taxes paid	$(7,234)	$(25,478)	$(35,827)	$(60,933)
Income tax refunds	$46	$171	$202	$656

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

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). For accounting purposes, the transaction was effective as of August 31, 2007, and results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007. Accordingly, the condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 only include results from InfraSource’s operations for one month. Similar to Quanta, InfraSource provided specialized infrastructure contracting services to the electric power, gas and telecommunications industries primarily in the United States. The acquisition enhanced and expanded Quanta’s capabilities in its existing service areas and added the Dark Fiber segment.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, self-insured claims liabilities, revenue recognition for construction contracts and for dark fiber licensing, share-based compensation, provision for income taxes and purchase price allocations.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing demand deposits and investment grade commercial paper with original maturities of three months or less and are carried at cost, which approximates fair value. As of December 31, 2007 and September 30, 2008, cash held in domestic bank accounts was approximately $405.4 million and $260.0 million and cash held in foreign bank accounts was approximately $1.7 million and $6.4 million.

Short-Term Investments

Quanta held no short-term investments as of December 31, 2007 or September 30, 2008; however, during the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which were classified as short-term investments, available for sale when held. The income from VRDNs was tax-exempt to Quanta.

Accounts Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the current financial crisis and volatility of the markets, could affect its ability to collect amounts due from them. As of September 30, 2008, Quanta had total allowances for doubtful accounts of approximately $6.0 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2007 and September 30, 2008 were approximately $60.2 million and $91.6 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net and as of December 31, 2007 and September 30, 2008 were $2.1 million and $5.3 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date,

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs have been incurred but are yet to be billed under cost-reimbursement type contracts, or amounts arise from routine lags in billing (for example, work completed in one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2007 and September 30, 2008, the balances of unbilled receivables included in accounts receivable were approximately $132.3 million and $212.8 million.

As of December 31, 2007, other assets, net included accounts and notes receivable due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds were being held by a trustee. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. As of December 31, 2007, the collection of amounts owed Quanta were subject to further legal proceedings; however, in March 2008, the parties reached a settlement resulting in the payment of the net receivable amount and the release of any future claims against Quanta. The remaining note receivable balance was written off against the related allowance of approximately $43.0 million in March 2008, without any significant impact to Quanta’s results of operations for the nine months ended September 30, 2008.

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

As of September 30, 2008, the total amount of unrecognized tax benefits relating to uncertain tax positions was $56.7 million, an increase from December 31, 2007 of $7.4 million related to tax positions expected to be taken for 2008. Additionally, for the three and nine months ended September 30, 2008, Quanta recognized $1.2 million and $4.0 million of interest and penalties in the provision for income taxes. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits will decrease $16.5 million to $18.3 million due to the expiration of certain statutes of limitations.

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

Dark Fiber — Quanta has fiber-optic facility licensing agreements with various customers, pursuant to which it recognizes revenues, including any initial fees or advance billings, ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2007 and September 30, 2008, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $23.2 million and $31.8 million and are recognized as deferred revenue, with $15.6 million and $22.4 million considered to be long-term and included in other non-current liabilities.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dark Fiber Licensing

The Dark Fiber segment constructs and licenses the right to use fiber-optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by Quanta. Minimum future licensing revenue expected to be received by Quanta pursuant to these agreements at September 30, 2008 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2008	$10,584
2009	38,941
2010	32,027
2011	24,211
2012	17,759
Thereafter	53,666

Fixed non-cancelable minimum licensing revenues	$177,188

Stock-Based Compensation

Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R), using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. Quanta calculates the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of the grant. Forfeitures are estimated based upon historical activity. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance based awards is recognized using the graded vesting method over the requisite service period. SFAS No. 123(R) requires the cash flows resulting from the tax deductions in excess of the compensation cost recognized during the applicable period be classified as financing cash flows.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosures related to the application of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R) and its related interpretive accounting pronouncements that address share-based payment transactions. Quanta adopted SFAS No. 157 on January 1, 2008 as it applies to its

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, Quanta will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities in the quarter ended March 31, 2009. Quanta does not currently have any material financial assets and liabilities recognized on its balance sheet that are impacted by the partial adoption of SFAS No. 157. Additionally, Quanta does not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis; however, Quanta does have non-financial assets that are evaluated against measures of fair value on a non-recurring or as-needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on its balance sheet as of September 30, 2008, Quanta does not expect the full adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 provides clarifying guidance with respect to the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 was effective upon its issuance. The application of FSP FAS 157-3 did not have a material impact on Quanta’s consolidated financial position, results of operations or cash flows.

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

On January 1, 2008, Quanta adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because Quanta did not declare any dividends during the first nine months of 2008 and does not currently anticipate declaring dividends in the near future, the adoption of EITF 06-11 did not have any impact during the first nine months of 2008, and is not expected to have a material impact in the near term, on Quanta’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Quanta will adopt SFAS No. 160 on January 1, 2009. As Quanta does not currently have any subsidiaries with non-controlling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date, the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred, other than costs to issue debt or equity securities in connection with the acquisition. Quanta does not expect SFAS No. 141(R) to have an impact on Quanta’s consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on its consolidated financial position, results of operations or cash flows in future periods when it is applied to acquisitions that occur in 2009 and beyond.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. Accordingly, Quanta will adopt FSP 142-3 on January 1, 2009. Quanta does not anticipate FSP 142-3 to have an impact on its consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on its consolidated financial position, results of operations or cash flows in future periods.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 will require issuers of convertible debt instruments within its scope to first determine the carrying amount of the liability component of the convertible debt by measuring the fair value of a similar liability that does not have an associated equity component. Issuers will then calculate the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, Quanta will adopt FSP APB 14-1 on January 1, 2009, and will apply FSP APB 14-1 retrospectively to all periods presented. For periods prior to those presented, Quanta will record a cumulative effect of the change in accounting principle as of the beginning of the first period presented. The impact of FSP APB 14-1 may be material to Quanta’s results of operations during certain periods but is not expected to materially impact its cash flows. Quanta is in the process of determining the cumulative effect of the change in accounting principle and the impact to its consolidated financial position, results of operations and cash flows for all periods presented.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under the definition of SFAS No. 128, “Earnings per Share” and should be included in the computation of both basic and diluted earnings per share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Accordingly, Quanta will adopt EITF 03-6-1 on January 1, 2009. All prior period earnings per share data presented will be adjusted retrospectively to conform to the provisions of EITF 03-6-1. Early application is not permitted. Quanta has granted unvested share-based payment awards that have non-forfeitable rights to dividends in the form of restricted stock awards, which are currently accounted for under the treasury stock method in diluted earnings per share. The treasury stock method specifies that only unvested restricted common shares that are dilutive be included in weighted average diluted shares outstanding. Under EITF 03-6-1, Quanta will retrospectively restate earnings per share data for prior periods beginning in the first quarter of 2009 to include all unvested restricted common shares as participating securities as of the date of grant. The adoption of EITF 03-6-1 is not anticipated to have any material impact on Quanta’s consolidated financial position, results of operations or cash flows but may lower basic and diluted earnings per share amounts previously reported due to the inclusion of the additional shares in computing these amounts.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This criterion is also important in evaluating whether EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” applies to certain financial instruments that are not derivatives under SFAS No. 133. An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, Quanta will adopt EITF 07-5 on January 1, 2009,

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but has not yet determined the impact, if any, on its consolidated financial position, results of operations and cash flows.

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

The following table summarizes the estimated fair values (in thousands):

August 31,
2007

Current assets	$288,300
Non-current assets	9,277
Property and equipment	209,724
Intangible assets	158,840
Goodwill	962,020

Total assets acquired	1,628,161

Current liabilities	197,260
Long-term liabilities	156,382

Total liabilities assumed	353,642

Net assets acquired	$1,274,519

Additionally, Quanta incurred approximately $12.1 million of costs related to the Merger which have been included in goodwill but are not in the above purchase price allocation.

The amounts assigned to various intangible assets at August 31, 2007 related to the InfraSource acquisition are customer relationships of $95.3 million, backlog of $50.5 million and non-compete agreements of $13.0 million. The customer relationships are being amortized on a straight-line basis over 15.0 years, backlog is being amortized based on the estimated pattern of the consumption of the economic benefit over an original weighted average period of 1.3 years and the non-compete agreements are being amortized on a straight-line basis over the lives of the underlying contracts over the original weighted average period of 2.0 years.

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

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. The following pro forma results of operations have been provided for the three and nine months ended September 30, 2007 as though the Merger had been completed as of January 1, 2007 (in thousands except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Revenues	$818,835	$2,383,390
Gross profit	$138,270	$370,149
Selling, general and administrative expenses	$86,064	$237,168
Amortization of intangible assets	$13,936	$37,254
Income from continuing operations	$40,492	$89,403
Net income	$42,849	$92,169
Earnings per share from continuing operations:
Basic	$0.24	$0.53
Fully diluted	$0.22	$0.49

The pro forma combined results of operations have been prepared by adjusting the historical results of Quanta to include the historical results of InfraSource prior to the Merger, the reduction in interest expense and interest income as a result of the repayment of InfraSource’s outstanding indebtedness on the acquisition date and certain reclassifications to conform InfraSource’s presentation to Quanta’s accounting policies. The pro forma results of operations do not include any cost savings that may result from the Merger or any estimated costs that have been or will be incurred by Quanta to integrate the businesses. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. For example, Quanta recorded tax benefits in the first and third quarters of 2007 of $15.3 million and $17.9 million primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year IRS audit. Additionally, InfraSource incurred $9.3 million and $13.4 million of Merger-related costs in the three and nine months ended September 30, 2007 that have not been eliminated in the pro forma results of operations above. Items such as these, coupled with other risk factors that could have affected the combined company and its operations, make it difficult to use the pro forma results of operations to project future results of operations.

Other Acquisitions

In July 2008, Quanta acquired a helicopter-assisted transmission line construction, maintenance and repair services company for a purchase price of approximately $6.1 million, consisting of approximately $3.8 million in cash and 82,862 shares of Quanta common stock valued at approximately $2.3 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to augment its existing transmission resources and better positions Quanta to meet the evolving needs of its customers, especially in environmentally sensitive areas. The estimated fair value of the tangible assets acquired was $3.0 million, consisting of current assets of $0.6 million and property and equipment of $2.4 million. Net tangible assets acquired were $2.9 million after considering the assumed liabilities of $0.1 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $2.6 million and intangible assets in the amount of $0.6 million, consisting of non-compete agreements. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared. Portions of the allocation of purchase price are preliminary. Accordingly, the allocation will change as management continues to assess available information, and the impact of such changes may be material.

In April 2008, Quanta acquired a telecommunication and cable construction company for a purchase price of approximately $37.7 million, consisting of approximately $23.7 million in cash and 593,470 shares of Quanta

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock valued at approximately $14.0 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its telecommunications and cable capabilities in the southwestern United States. The estimated fair value of the tangible assets acquired was $21.1 million, consisting of current assets of $14.2 million, property and equipment of $6.8 million and other non-current assets of $0.1 million. Net tangible assets acquired were $14.3 million after considering the assumed liabilities of $6.8 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $17.5 million and intangible assets in the amount of $5.9 million, consisting of customer relationships, backlog and a non-compete agreement. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared. Portions of the allocation of purchase price are preliminary. Accordingly, the allocation will change as management continues to assess available information, and the impact of such changes may be material.

3.	GOODWILL AND INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2007 and September 30, 2008 is as follows (in thousands):

Total

Balance at December 31, 2007	$1,355,098
Acquisition of a telecommunication and cable construction company in April 2008	17,529
Acquisition of helicopter-assisted transmission line services company in July 2008	2,624
Purchase price adjustments related to acquisitions which closed subsequent to September 30, 2007	(15,577)

Balance at September 30, 2008	$1,359,674

Intangible assets are comprised of (in thousands):

	December 31,	September 30,
	2007	2008

Intangible assets:
Customer relationships	$104,834	$109,474
Backlog	53,242	53,500
Non-compete agreements	14,030	15,589
Patented rights and developed technology	1,504	16,078

Total intangible assets	173,610	194,641

Accumulated amortization:
Customer relationships	(4,054)	(9,515)
Backlog	(14,274)	(34,262)
Non-compete agreements	(1,644)	(5,194)
Patented rights and developed technology	(943)	(1,408)

Total accumulated amortization	(20,915)	(50,379)

Intangible assets, net	$152,695	$144,262

In May 2008, Quanta acquired the rights to certain developed technology, along with pending and issued patent protections to this technology, for approximately $14.6 million. This developed technology will enhance Quanta’s energized services capabilities and is being amortized on a straight-line basis over an estimated economic life of approximately 13 years. The acquired technology is included in patented rights and developed technology in the above table.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses for the amortization of intangible assets were $4.9 million and $9.0 million for the three months ended September 30, 2007 and 2008, and $6.3 million and $29.5 million for the nine months ended September 30, 2007 and 2008. The remaining weighted average amortization period for all intangible assets as of September 30, 2008 is 11.3 years, while the remaining weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights and developed technology are 13.9 years, 1.9 years, 2.8 years and 11.9 years, respectively. The estimated future aggregate amortization expense of intangible assets as of September 30, 2008 is set forth below (in thousands):

For the Fiscal Year Ended December 31,
Remainder of 2008	$6,733
2009	18,786
2010	13,871
2011	12,727
2012	13,526
Thereafter	78,619

Total	$144,262

4.	DISCONTINUED OPERATION:

On August 31, 2007, Quanta sold the operating assets associated with the business of EPA, a Quanta subsidiary, for approximately $6.0 million in cash. Quanta has presented EPA’s results of operations for the three and nine months ended September 30, 2007 as a discontinued operation in the accompanying condensed consolidated statements of operations. Quanta does not allocate corporate debt or interest expense to discontinued operations. As a result of the sale, a pre-tax gain of approximately $3.7 million was recorded in the three and nine months ended September 30, 2007 and included as income from discontinued operation in the consolidated income statements for such periods.

The amounts of revenues and pre-tax income (including the pre-tax gain of $3.7 million in the three and nine months ended September 30, 2007) related to EPA and included in income from discontinued operation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues	$3,392	$—	$14,693	$—
Income before income tax provision	$3,417	$—	$4,107	$—

The assets, liabilities and cash flows associated with EPA have historically been immaterial to Quanta’s balance sheet and cash flows.

5.	STOCK-BASED COMPENSATION:

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

In connection with the Merger, Quanta calculated the fair value of the former InfraSource stock options as of August 30, 2007 using the Black-Scholes model. Assumptions used in this model were based on historic estimates of both Quanta and InfraSource. Quanta estimated expected stock price volatility based on the historical volatility of Quanta’s common stock. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of the InfraSource options. The dividend yield assumption is based on Quanta’s intent not to issue a dividend. Quanta used the simplified method to calculate expected term. Forfeitures were estimated based on Quanta’s historical experience. These assumptions remained unchanged at September 30, 2008.

August 30, 2007

Weighted Average Assumptions:
Expected volatility	40%
Dividend yield	0%
Risk-free interest rate	4.13-4.20%
Annual forfeiture rate	8%
Expected term (in years)	6.25

The following tables summarize information for all of the former InfraSource options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price Per	Life	Value
	(In thousands)	Share	(In Years)	(In thousands)

Total outstanding, December 31, 2007	1,313	$10.73
Granted	—	—
Exercised	(601)	$9.43
Canceled	(26)	$11.14

Total outstanding September 30, 2008	686	$11.84	6.99	$10,414

As of September 30, 2008:
Fully vested options and options expected to ultimately vest	661	$11.74	6.96	$10,097

Options exercisable	329	$9.88	6.28	$5,638

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2008
	Stock Options Outstanding			Options Exercisable
		Weighted
		Average
	Number	Remaining	Weighted	Number	Weighted
	of Stock	Contractual	Average	of Stock	Average
	Options	Life	Exercise	Options	Exercise
Range of Exercise Prices	(In thousands)	(In Years)	Price	(In thousands)	Price

$3.76 - $3.76	86	5.01	$3.76	86	$3.76
$6.44 - $9.80	211	7.13	$9.55	66	$9.51
$10.63 - $13.09	106	5.62	$10.63	103	$10.63
$13.84 - $16.80	270	7.97	$16.23	71	$15.99
$20.29 - $20.55	13	8.32	$20.38	3	$20.38

	686			329

The aggregate intrinsic value above represents the total pre-tax intrinsic value, based on Quanta’s closing stock price of $27.01 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Former InfraSource options exercised during the nine months ended September 30, 2008 had an intrinsic value of $11.1 million, generated $5.7 million of cash proceeds and generated $4.3 million of associated income tax benefit. When stock options are exercised, Quanta has historically issued new shares to the option holders.

As of September 30, 2008, there was approximately $3.5 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of the stock options issued under the InfraSource Plans that vested during the nine months ended September 30, 2008 was $2.0 million.

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

During the three months ended September 30, 2007 and 2008, Quanta granted 7,675 and 7,098 shares of restricted stock under the 2007 Plan with a weighted average grant price of $27.16 and $31.62. During the nine months ended September 30, 2007 and 2008, Quanta granted approximately 0.4 million and 0.8 million shares of restricted stock under the Quanta Plans with a weighted average grant price of $25.70 and $23.69. Additionally, during the three months ended September 30, 2007 and 2008, approximately 11,182 and 17,066 shares vested with an approximate fair value at the time of vesting of $0.3 million and $0.5 million. During the nine months ended September 30, 2007 and 2008, approximately 0.6 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $16.1 million and $15.0 million. Amounts granted in 2007 include restricted shares

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were issued on August 30, 2007 upon conversion of the InfraSource restricted stock in connection with the Merger, and vested amounts in 2007 include restricted shares that vested under the InfraSource Plans following the Merger.

A summary of the restricted stock activity for the nine months ended September 30, 2008 is as follows (shares in thousands):

		Weighted Average
		Grant Date
		Fair Value
	Shares	(Per Share)

Unvested at December 31, 2007	1,129	$15.84
Granted	805	$23.69
Vested	(578)	$15.29
Forfeited	(49)	$22.56

Unvested at September 30, 2008	1,307	$22.70

As of September 30, 2008, there was approximately $19.3 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. That cost is expected to be recognized over a weighted average period of 1.93 years.

Compensation expense is measured based on the fair value of the restricted stock. For discretionary awards, compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and for performance based awards, compensation expense is recognized using the graded vesting method over the requisite service period. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. SFAS No. 123(R) requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta uses historical data to estimate the forfeiture rate. The estimate of unrecognized compensation cost uses the expected forfeiture rate; however, the estimate may not necessarily represent the value that will ultimately be realized as compensation expense.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised and Quanta’s and InfraSource’s employee stock purchase plans, both of which have been terminated, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Non-cash compensation expense related to restricted stock	$2,127	$3,432	$5,748	$9,879
Non-cash compensation expense related to stock options	337	611	337	2,523

Total stock-based compensation included in selling, general and administrative expenses	$2,464	$4,043	$6,085	$12,402

Actual tax benefit for the tax deductions from vested restricted stock	$202	$209	$2,542	$1,635
Actual tax benefit for the tax deductions from options exercised	1,357	211	4,567	4,490
Actual tax benefit related to the employee stock purchase plans	—	—	37	—

Actual tax benefit related to stock-based compensation expense	1,559	420	7,146	6,125
Income tax benefit related to non-cash compensation expense	256	1,577	2,596	4,837

Total tax benefit related to stock-based compensation expense	$1,815	$1,997	$9,742	$10,962

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The weighted average number of shares used to compute basic and diluted earnings per share is illustrated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Income for basic earnings per share:
From continuing operations	$46,950	$54,858	$99,599	$119,628
From discontinued operation	2,371	—	2,791	—

Net income	$49,321	$54,858	$102,390	$119,628

Weighted average shares outstanding for basic earnings per share	136,279	171,693	124,362	170,938

Basic earnings per share:
From continuing operations	$0.34	$0.32	$0.80	$0.70
From discontinued operation	0.02	—	0.02	—

Net income	$0.36	$0.32	$0.82	$0.70

Income for diluted earnings per share:
Income from continuing operations	$46,950	$54,858	$99,599	$119,628
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	3,198	3,181	9,596	9,578

Income from continuing operations for diluted earnings per share	50,148	58,039	109,195	129,206
Income from discontinued operation	2,371	—	2,791	—

Net income for diluted earnings per share	$52,519	$58,039	$111,986	$129,206

Calculation of weighted average shares for diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	136,279	171,693	124,362	170,938
Effect of dilutive stock options and restricted stock	939	801	815	709
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	30,651	30,637	30,651	30,645

Weighted average shares outstanding for diluted earnings per share	167,869	203,131	155,828	202,292

Diluted earnings per share:
From continuing operations	$0.30	$0.29	$0.70	$0.64
From discontinued operation	0.01	—	0.02	—

Net income	$0.31	$0.29	$0.72	$0.64

For the three months ended September 30, 2007 and 2008, stock options and restricted stock of approximately 0.7 million and 0.8 million shares, respectively, were excluded from the computation of diluted earnings per share

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the nine months ended September 30, 2007 and 2008, stock options and restricted stock of approximately 0.7 million and 0.9 million shares, respectively, were excluded from the computation of diluted earnings per share because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the nine months ended September 30, 2007, the effect of assuming conversion of the 4.0% convertible subordinated notes would be antidilutive, and accordingly were excluded from the calculation of diluted earnings per share. The 4.0% convertible subordinated notes were repaid on July 2, 2007, and therefore were not outstanding for any material portion of the three months ended September 30, 2007.

7.	DEBT:

Credit Facility

Quanta has a credit facility with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility and receipt of additional commitments from new or existing lenders, Quanta has the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time, although under current market conditions, it is unlikely Quanta would be able to obtain such additional commitments. Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit.

As of September 30, 2008, Quanta had approximately $197.0 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $278.0 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of September 30, 2008, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.0% Convertible Subordinated Notes

During the first half of 2007, Quanta had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest was repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At September 30, 2008, Quanta had outstanding approximately $268.8 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes). As described below, none of the 4.5% Notes remain outstanding. The resale of the 4.5% Notes and the shares issuable upon their conversion was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The outstanding 4.5% Notes required semi-annual interest payments on April 1 and October 1 until maturity.

The indenture under which the 4.5% Notes were issued provided the holders of the notes the right to require Quanta to repurchase in cash, on October 1, 2008, all or some of their notes at the principal amount thereof plus accrued and unpaid interest. As a result of this repurchase right, Quanta reclassified approximately $270.0 million outstanding aggregate principal amount of the 4.5% Notes as a current obligation in October 2007.

The indenture also provided that, beginning October 8, 2008, Quanta had the right to redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. On August 27, 2008, Quanta notified the registered holders of the 4.5% Notes that it would redeem the notes on October 8, 2008. Upon notification of the redemption and until October 6, 2008, the holders of the 4.5% Notes had the right to convert all or a portion of the principal amount of their notes to shares of Quanta’s common stock at a conversion rate of 89.7989 shares of common stock for each $1,000 principal amount of notes converted, which equates to a conversion price of $11.14 per share.

Following the redemption notice and prior to September 30, 2008, the holders of $1.2 million aggregate principal amount of the 4.5% Notes elected to convert their notes, resulting in the issuance of 107,846 shares of Quanta common stock in the third quarter of 2008. After September 30, 2008, the holders of an additional $268.6 million aggregate principal amount of the 4.5% Notes elected to convert their notes, resulting in the issuance of 24,121,935 shares of Quanta common stock in the fourth quarter of 2008. Quanta also repurchased $106,000 aggregate principal amount of the 4.5% Notes on October 1, 2008 pursuant to the holders’ election and redeemed for cash $49,000 aggregate principal amount of the notes, plus accrued and unpaid interest, on October 8, 2008. As a result of these transactions, none of the 4.5% Notes remain outstanding.

3.75% Convertible Subordinated Notes

At September 30, 2008, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes are not presently convertible,

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

although they have been convertible in certain prior quarters as a result of the satisfaction of the market price condition in clause (i) above. If the 3.75% Notes become convertible under any of these circumstances, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. Conversions that may occur in the future could result in the recording of losses on extinguishment of debt if the conversions are settled in cash for an amount in excess of the principal amount. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, Quanta may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

Fair Value of Convertible Subordinated Notes

The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rates and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. The fair values of Quanta’s convertible subordinated notes based upon market prices on or before the dates specified were as follows (in millions):

	December 31, 2007		September 30, 2008
	Principal		Principal
	Outstanding	Fair Value	Outstanding	Fair Value

4.5% Notes	$270.0	$640.2	$268.8	$680.7
3.75% Notes	143.8	185.4	143.8	187.1

Total	$413.8	$825.6	$412.6	$867.8

As a result of certain repurchases, redemptions and conversions, which are described in further detail above, none of the 4.5% Notes remained outstanding as of October 8, 2008.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	STOCKHOLDERS’ EQUITY:

Treasury Stock

Pursuant to the stock incentive plans described in Note 5, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the nine months ended September 30, 2008, Quanta withheld 187,466 shares of Quanta common stock with a total market value of $4.5 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income as a result. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net income	$49,321	$54,858	$102,390	$119,628
Foreign currency translation adjustment	1,697	(1,228)	1,697	(2,245)

Comprehensive income	$51,018	$53,630	$104,087	$117,383

9.	SEGMENT INFORMATION:

Prior to January 1, 2008, Quanta aggregated each of its individual operating units into one reportable segment as a specialty contractor. Beginning January 1, 2008, Quanta began reporting its results under two business segments, which are the Infrastructure Services and Dark Fiber segments described above in Note 1. The Infrastructure Services segment provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, the Infrastructure Services segment provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. The Dark Fiber segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to its customers. The Dark Fiber segment services large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Dark Fiber segment was acquired August 30, 2007 as part of the Merger. Accordingly, Quanta’s results of operations for the three and nine months ended September 30, 2007 only include one month of results from the dark fiber business, and segment reporting is only provided for the three and nine month periods ended September 30, 2008.

Corporate costs not readily identifiable to a reportable segment are allocated based upon each segment’s revenue contribution to consolidated revenues. The assets as of September 30, 2008 and the revenues, operating

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and capital expenditures for the three and nine months ended September 30, 2008 by segment are as follows (in thousands):

	Infrastructure		Total
	Services	Dark Fiber	Reportable
As of September 30, 2008:	Segment	Segment	Segments

Assets	$2,587,508	$598,928	$3,186,436

As of September 30, 2008, goodwill included in the asset segment balances was $1,022,883 for the Infrastructure Services segment and $336,791 for the Dark Fiber segment. The following is a reconciliation of reportable segment assets to Quanta’s consolidated assets as of September 30, 2008.

Assets:
Total assets for reportable segments	$3,186,436
Unallocated amounts:
Cash at corporate	286,863
Other unallocated amounts, net	89,270

Consolidated total assets	$3,562,569

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For the Three Months Ended September 30, 2008:	Segment	Segment	Segments

Revenues (unaffiliated)	$1,036,526	$16,829	$1,053,355
Operating income from external customers	$88,804	$7,638	$96,442
Capital expenditures	$18,486	$33,841	$52,327

The following is a reconciliation of reportable segment capital expenditures to Quanta’s consolidated capital expenditures for the three months ended September 30, 2008 (in thousands):

Capital expenditures:
Total capital expenditures for reportable segments	$52,327
Elimination of intersegment profits	(1,470)
Corporate capital expenditures	919

Consolidated total capital expenditures	$51,776

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For the Nine Months Ended September 30, 2008:	Segment	Segment	Segments

Revenues (unaffiliated)	$2,815,178	$43,501	$2,858,679
Operating income from external customers	$193,619	$17,916	$211,535
Capital expenditures	$77,609	$87,690	$165,299

The following is a reconciliation of reportable segment capital expenditures to Quanta’s consolidated capital expenditures for the nine months ended September 30, 2008 (in thousands):

Capital expenditures:
Total capital expenditures for reportable segments	$165,299
Elimination of intersegment profits	(4,910)
Corporate capital expenditures	4,536

Consolidated total capital expenditures	$164,925

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding revenues derived from the various industries served by Quanta aggregated by type of work. The amounts related to the three and nine months ended September 30, 2007 have been changed to identify revenues from electric power services separately from gas services revenues and to segregate revenues from the Dark Fiber segment. Revenues by type of work are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Infrastructure Services:
Electric power services	$364,636	$597,931	$1,016,506	$1,618,120
Gas services	85,501	239,743	229,307	578,231
Telecommunications and cable television network services	122,825	126,706	283,005	427,568
Ancillary services	78,392	72,146	243,715	191,259

Total Infrastructure Services	651,354	1,036,526	1,772,533	2,815,178
Dark Fiber	4,511	16,829	4,511	43,501

Total Revenues	$655,865	$1,053,355	$1,777,044	$2,858,679

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $20.2 million and $49.3 million of its revenues from foreign operations during the three and nine months ended September 30, 2007 and $27.2 million and $78.7 million of its revenues from foreign operations during the three and nine months ended September 30, 2008. The majority of revenues from foreign operations was earned in Canada during the three and nine months ended September 30, 2007 and 2008.

10.	COMMITMENTS AND CONTINGENCIES:

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2008 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2008	$17,607
2009	51,145
2010	36,816
2011	29,412
2012	18,882
Thereafter	26,983

Total minimum lease payments	$180,845

Rent expense related to operating leases was approximately $19.8 million and $53.5 million for the three and nine months ended September 30, 2007 and approximately $26.6 million and $79.3 million for the three and nine months ended September 30, 2008.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2008, the maximum guaranteed residual value was approximately $163.6 million. Although Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value, the recent volatility in the financial markets as well as other changes in business and economic factors may create fluctuations in the fair market value of the underlying assets. Therefore, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed various amounts of capital for expansion of its dark fiber network. Quanta does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of September 30, 2008, Quanta estimates these expenditures to be approximately $12.2 million for the period October 1, 2008 through December 31, 2008 and $59.7 million and $0.1 million for the years ended December 31, 2009 and 2010.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource and a former director of Quanta, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008, and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on Quanta’s results of operations for the first nine months of 2008.

Quanta is also from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Quanta does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows.

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable. Quanta maintains substantially all of its cash investments with what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high-quality overnight money market funds and commercial paper with short-term maturities. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States.

QUANTA SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or September 30, 2008 or revenues for the three and nine months ended September 30, 2007 or 2008.

Self-Insurance

Quanta is insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and September 30, 2008, the gross amount accrued for insurance claims totaled $152.0 million and $148.9 million, with $110.1 million and $107.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and September 30, 2008 were $22.1 million and $15.4 million, of which $11.9 million and $4.7 million are included in prepaid expenses and other current assets and $10.2 million and $10.7 million are included in other assets, net.

Effective September 29, 2008, Quanta consummated a novation transaction that released its distressed casualty insurance carrier for the policy periods August 1, 2000 to February 28, 2003 from all further obligations in connection with the policies in effect during that period in exchange for the payment to Quanta of an agreed amount. Quanta’s current casualty insurance carrier assumed all obligations under the policies in effect during that period; however, Quanta is obligated to indemnify the carrier in full for any liabilities under the policies assumed. At September 30, 2008, Quanta estimated that the total future claim amounts associated with the novated polices was $6.6 million. The estimate of the potential range of these future claim amounts is between $2.0 million and $8.0 million, but the actual amounts ultimately paid by Quanta in connection with these claims, if any, could vary materially from the above range and could be impacted by further claims development. During the second quarter of 2008, Quanta recorded an allowance of $3.4 million for potentially uncollectible amounts estimated to be ultimately due from the distressed insurer. As a result of the novation transaction, the net receivable balance remaining was written off in the third quarter of 2008, with an immaterial impact to the three and nine month periods ended September 30, 2008.

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

As of September 30, 2008, Quanta had $197.0 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2008 and 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2008, the total amount of outstanding performance bonds was approximately $979.6 million, and the estimated cost to complete these bonded projects was approximately $225.3 million.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of September 30, 2008, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these indemnity obligations.

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

Introduction

We are a leading national provider of specialty contracting services. Beginning January 1, 2008, we began reporting our results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Specifically, the comprehensive services provided by the Infrastructure Services segment include designing, installing, repairing and maintaining network infrastructure, as well as certain ancillary services. Additionally, the dark fiber (Dark Fiber) segment designs, procures, constructs and maintains fiber-optic telecommunication infrastructures and licenses the right to use point-to-point fiber-optic telecommunications facilities to our customers. The Dark Fiber segment services large industrial and financial services customers, school districts and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

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

We had consolidated revenues for the nine months ended September 30, 2008 of approximately $2.86 billion, of which 57% was attributable to electric power work, 20% to gas work, 15% to telecommunications and cable television work and 7% to ancillary services, such as inside electrical wiring, intelligent traffic networks, fueling systems, cable and control systems for light rail lines, airports and highways and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In addition, 1% of our consolidated revenues for the nine months ended September 30, 2008 was generated by our Dark Fiber segment.

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

We recognize that we and our customers are operating in a challenging business environment with the economic downturn and volatile capital markets. We have currently not been significantly impacted by these conditions, and we believe that our customers, many of whom are regulated utilities, remain financially stable and able to continue with their business plans without substantial constraints. We are, however, closely monitoring our customers and the effect that changes in economic and market conditions may have on them.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional and national economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. An investor should read “Understanding Gross Margins” and “Outlook” for additional discussion of trends and challenges that may affect our financial condition and results of operations.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $350,000 per claimant per year.

Dark Fiber Segment.  Our Dark Fiber segment typically generates higher margins than our Infrastructure Services segment. As we construct fiber-optic telecommunications infrastructure in new markets, expand in existing markets and renew licenses with existing customers, certain factors may influence the margins obtained from the revenues from our Dark Fiber segment. Some of these factors include the impact of competition by current large, national competitors or new market entrants, breadth of service offerings, pricing, geographic presence, the ability of customers to obtain financing for new projects, changes in the economic and regulatory environments in which our Dark Fiber segment operates, including changes in the federal “E-rate” subsidy program for telecommunication and internet services for schools, libraries and certain health-care facilities, the magnitude and costs of current and future projects, and our ability to continue to fund significant capital expenditures related to the expansion of the fiber-optic telecommunications infrastructure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.

Results of Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations data below does not reflect the operations of Environmental Professional Associates, Limited (EPA) in any periods as EPA’s results of operations are reported as a discontinued operation in our accompanying condensed consolidated statements of operations. Accordingly, the 2007 amounts below do not agree to the amounts previously reported. Additionally, the results of operations for the three and nine months ended September 30, 2007 only include one month of results of operations from InfraSource as the Merger did not occur until August 30, 2007.

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008

Revenues	$655,865	100.0%	$1,053,355	100.0%	$1,777,044	100.0%	$2,858,679	100.0%
Cost of services (including depreciation)	540,812	82.5	867,789	82.4	1,499,172	84.4	2,390,546	83.6

Gross profit	115,053	17.5	185,566	17.6	277,872	15.6	468,133	16.4
Selling, general and administrative expenses	59,816	9.1	80,126	7.6	155,793	8.7	227,134	7.9
Amortization of intangible assets	4,868	0.7	8,998	0.9	6,332	0.4	29,464	1.1

Operating income	50,369	7.7	96,442	9.1	115,747	6.5	211,535	7.4
Interest expense	(5,165)	(0.8)	(5,223)	(0.5)	(16,261)	(0.9)	(15,642)	(0.5)
Interest income	5,389	0.8	2,022	0.2	15,341	0.8	8,105	0.3
Loss on early extinguishment of debt	(11)	—	(2)	—	(11)	—	(2)	—
Other income (expense), net	(702)	(0.1)	(74)	—	(591)	—	408	—

Income from continuing operations before income taxes	49,880	7.6	93,165	8.8	114,225	6.4	204,404	7.2
Provision for income taxes	2,930	0.4	38,307	3.6	14,626	0.8	84,776	3.0

Income from continuing operations	$46,950	7.2%	$54,858	5.2%	$99,599	5.6%	$119,628	4.2%

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues.  Revenues increased $397.5 million, or 60.6%, to $1.05 billion for the three months ended September 30, 2008. Electric power services increased by approximately $233.3 million, or 64%, gas services increased by approximately $154.2 million, or 180%, and telecommunications and cable television network services increased by approximately $3.9 million, or 3%. In addition to the contribution of revenues from the InfraSource operating units acquired through the Merger, revenues were favorably impacted by an increase of approximately $102 million in emergency restoration services, from approximately $13 million in the third quarter of 2007 to approximately $115 million in the third quarter of 2008, due to the impact of hurricanes in the Gulf Coast region of the United States. Additionally, revenues increased due to an increased number and size of projects as a result of larger capital budgets for our customers, specifically in connection with electric transmission projects and certain natural gas transmission projects, as well as improved pricing. Lastly, revenues increased due to the impact of $12.3 million in additional revenues in the third quarter of 2008 from the Dark Fiber segment acquired as part of the Merger. Partially offsetting these increases was a decrease in ancillary services revenues of approximately $6.2 million, or 8%, primarily due to the timing of projects.

Gross profit.  Gross profit increased $70.5 million, or 61.3%, to $185.6 million for the three months ended September 30, 2008. The increase in gross profit results primarily from the contribution of the InfraSource operating units acquired through the Merger coupled with the effect of the increased revenues discussed above. As a percentage of revenues, gross margins were 17.6% and 17.5% for the three months ended September 30, 2008 and 2007, respectively. The gross margin was positively impacted in the third quarter of 2008 as compared to the third quarter of 2007 by improved pricing, an increase in the amount of emergency restoration services, which typically generate higher margins, the contribution of the higher margin Dark Fiber segment acquired as part of the Merger and better fixed costs absorption as a result of higher revenues. These positive factors were partially offset by declines in margins derived from telecommunications and ancillary revenues due to losses on a telecommunication project and certain intelligent traffic network projects during the third quarter of 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $20.3 million, or 34.0%, to $80.1 million for the three months ended September 30, 2008. The increase in selling, general and administrative expenses was primarily a result of the addition of administrative expenses associated with the InfraSource operating units acquired through the Merger, as well as higher salaries and benefits associated with increased personnel, salary increases and increased performance bonuses. As a percentage of revenues, selling, general and administrative expenses decreased from 9.1% to 7.6% primarily due to improved cost absorption as a result of higher revenues.

Amortization of intangible assets.  Amortization of intangible assets increased $4.1 million to $9.0 million for the three months ended September 30, 2008. This increase is attributable to the amortization of intangible assets associated with acquisitions completed since the beginning of the third quarter of 2007, primarily the acquisition of InfraSource.

Interest expense.  Interest expense was relatively constant for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to having substantially the same principal amount of convertible subordinated notes outstanding during each period.

Interest income.  Interest income was $2.0 million for the quarter ended September 30, 2008, compared to $5.4 million for the quarter ended September 30, 2007. The decrease results primarily from the lower average cash balance and generally lower interest rates for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

Provision for income taxes.  The provision for income taxes was $38.3 million for the three months ended September 30, 2008, with an effective tax rate of 41.1%. During the three months ended September 30, 2007, the provision for income taxes was $2.9 million, with an effective tax rate of 5.9%. Quanta recorded tax benefits of $17.9 million for the three months ended September 30, 2007 due to decreases in reserves for uncertain tax benefits resulting from the expiration of various federal and state tax statutes of limitations.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues.  Revenues increased $1.08 billion, or 60.9%, to $2.86 billion for the nine months ended September 30, 2008. Electric power services increased by approximately $601.6 million, or 59%, gas services increased by approximately $348.9 million, or 152%, and telecommunications and cable television network services increased by approximately $144.6 million, or 51%. In addition to the contribution of revenues from the InfraSource operating units acquired through the Merger, revenues were favorably impacted by an increased number and size of projects as a result of larger capital budgets for our customers, specifically in connection with electric transmission projects, certain natural gas transmission projects and fiber build-out initiatives, as well as improved pricing. Additionally, revenues increased due to an increase of approximately $83 million in emergency restoration services, from approximately $77 million in the first nine months of 2007 to approximately $160 million in the same period of 2008, as well as the impact of $39.0 million in additional revenues in the first nine months of 2008 from the Dark Fiber segment acquired as part of the Merger. Partially offsetting these increases was a decrease of approximately $52.5 million, or 22%, in ancillary services revenues primarily due to the timing of projects, more selectivity in projects bid as well as resources being utilized for projects in other types of work.

Gross profit.  Gross profit increased $190.3 million, or 68.5%, to $468.1 million for the nine months ended September 30, 2008. The increase in gross profit results primarily from the contribution of the InfraSource operating units acquired through the Merger coupled with the effect of the increased revenues discussed above. As a percentage of revenues, gross margin increased from 15.6% for the nine months ended September 30, 2007 to 16.4% for the nine months ended September 30, 2008. Positively impacting the 2008 gross margin was improved pricing and a higher amount of emergency restoration services, as discussed above, which typically generate higher margins. In addition, gross margins were higher in the 2008 period due to the contribution of the higher margin Dark Fiber segment acquired as part of the Merger and better fixed costs absorption as a result of higher revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $71.3 million, or 45.8%, to $227.1 million for the nine months ended September 30, 2008. The increase in selling, general and administrative expenses was primarily a result of the addition of administrative expenses associated with the InfraSource operating units acquired through the Merger, as well as higher salaries and benefits associated with increased personnel, salary increases and increased performance bonuses. As a percentage of revenues, selling, general and administrative expenses decreased from 8.7% to 7.9% primarily due to improved cost absorption as a result of higher revenues.

Amortization of intangible assets.  Amortization of intangible assets increased $23.1 million to $29.5 million for the nine months ended September 30, 2008. This increase is attributable to the amortization of intangible assets associated with acquisitions completed since the beginning of 2007, primarily the acquisition of InfraSource.

Interest expense.  Interest expense for the nine months ended September 30, 2008 decreased $0.6 million as compared to the nine months ended September 30, 2007, primarily due to the repayment of our 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $8.1 million for the nine months ended September 30, 2008, compared to $15.3 million for the nine months ended September 30, 2007. The decrease results primarily from the lower average cash balance and generally lower interest rates for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Provision for income taxes.  The provision for income taxes was $84.8 million for the nine months ended September 30, 2008, with an effective tax rate of 41.5%. During the nine months ended September 30, 2007, the provision for income taxes was $14.6 million, with an effective tax rate of 12.8%. The lower effective tax rate for 2007 results from $33.2 million of tax benefits recorded in 2007 associated with the reversal of tax contingencies. Excluding these discrete period benefits, the provision for income taxes was $47.9 million for the nine months ended September 30, 2007, with an effective tax rate of 41.9%.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $266.4 million as of September 30, 2008, borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our operating needs, debt service requirements and planned capital expenditures and facilitate our ability to grow in the foreseeable future. Initiatives to rebuild the United States electric power grid or momentum in deployment of fiber to the premises may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash.

Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. As of September 30, 2008, we continued to generate cash from operating activities and remain in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing our capital structure. We believe that we have adequate cash and availability under our credit facility to meet all such needs.

Although recent distress in the financial markets has not had a significant impact on our financial position, results of operations or cash flows as of and for the periods ending September 30, 2008, management continues to monitor the financial markets and general global economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. Accordingly, we do not anticipate that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments.

Capital expenditures for the remainder of 2008 are expected to be approximately $25 million, of which $12 million of these expenditures are targeted for the expansion of our dark fiber network in connection with committed customer arrangements, with the majority of the remaining expenditures for operating equipment in the Infrastructure Services segment.

At September 30, 2008, we had outstanding approximately $268.8 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes), however, as a result of the transactions described in further detail in “Debt Instruments — 4.5% Convertible Subordinated Notes,” none of the 4.5% Notes remained outstanding as of October 8, 2008.

Our 3.75% convertible subordinated notes due 2026 (3.75% Notes) are not presently convertible, although they have been convertible in certain prior quarters as a result of the satisfaction of the market price condition described in further detail in “Debt Instruments — 3.75% Convertible Notes” below. The 3.75% Notes could become convertible in future periods upon the satisfaction of the market price condition or other conditions. If any holder of the convertible subordinated notes requests to convert their notes, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued.

Sources and Uses of Cash

As of September 30, 2008, we had cash and cash equivalents of $266.4 million, working capital of $602.4 million and long-term debt of $143.8 million, net of current maturities. Subsequent to September 30, 2008, working capital increased by $268.6 million as a result of the conversion of this principal amount of our 4.5% Notes into our common stock. We also had $197.0 million of letters of credit outstanding under our credit facility, leaving $278.0 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide but can also be impacted by working capital needs. Operating activities provided net cash of $16.8 million during the three months ended September 30, 2008 as compared to $42.8 million in the three months ended September 30, 2007. Operating activities provided net cash of $50.1 million during the nine months ended September 30, 2008 as compared to $115.3 million in the nine months ended September 30, 2007. Working capital needs are generally higher during the summer and fall months due to increased construction in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating cash flow for the three and nine months ended September 30, 2008 was negatively impacted by higher working capital requirements as we performed significant emergency restoration work in September 2008 as a result of hurricanes in the Gulf Coast region and the growth in gas work. Additionally, invoice processing issues experienced by certain customers as a result of the rapid ramp-up of fiber to the premises/node and wireless installations over the past year have contributed to the increase in working capital requirements for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. The specific telecommunications work being performed has voluminous billing requirements and has been subject to lengthy delays as our invoices are processed through the customer’s payment system.

Investing Activities

In the three months ended September 30, 2008, we used net cash in investing activities of $54.5 million as compared to $12.1 million provided by investing activities in the three months ended September 30, 2007. Investing activities in three months ended September 30, 2008 include $51.8 million used for capital expenditures, $4.8 million in net cash outlays for acquisitions, partially offset by $2.1 million of proceeds from the sale of equipment.

During the three months ended September 30, 2007, we had a net cash inflow of $20.6 million from acquisitions due to the cash on hand at InfraSource when it was acquired on August 30, 2007, partially offset by cash used for acquisitions and certain acquisition expenses. Also during the three months ended September 30, 2007, we used $19.0 million for capital expenditures, offset partially by $10.5 million of proceeds from the sale of equipment. The $32.8 million increase in capital expenditures in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is related primarily to the growth in our business and the increased capital expenditure requirements as a result of the Merger, primarily from our Dark Fiber segment.

In the nine months ended September 30, 2008, we used net cash in investing activities of $196.1 million as compared to $45.4 million in the nine months ended September 30, 2007. Investing activities in the first nine months of 2008 include $164.9 million used for capital expenditures, $27.7 million in net cash outlays for acquisitions, and $14.6 million paid to secure patents and developed technology, partially offset by $11.1 million of proceeds from the sale of equipment. During the nine months ended September 30, 2007, we used $61.0 million for capital expenditures, offset partially by $14.7 million of proceeds from the sale of equipment. The $103.9 million increase in capital expenditures in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is related primarily to the growth in our business and the increased capital expenditure requirements as a result of the Merger, primarily from our Dark Fiber segment. Investing activities in the nine months ended September 30, 2007 included purchases and sales of variable rate demand notes (VRDNs), which are classified as short-term investments, available for sale when held. We did not invest in VRDNs subsequent to the first quarter of 2007.

Financing Activities

In the three months ended September 30, 2008, financing activities provided net cash flow of $0.6 million as compared to $90.9 million used in financing activities in the three months ended September 30, 2007. The $0.6 million provided by financing activities in the three months ended September 30, 2008 resulted primarily from $0.3 million received from the exercise of stock options and a $0.3 million tax benefit from the vesting of restricted stock awards and the exercise of stock options. The $90.9 million used in financing activities in the three months ended September 30, 2007 resulted primarily from a $60.5 million repayment of debt associated with the Merger and a $33.3 million repayment of the 4.0% Notes, partially offset by a $1.6 million tax benefit from stock-based equity awards and $2.2 million received from the exercise of stock options.

In the nine months ended September 30, 2008, financing activities provided net cash flow of $7.6 million as compared to $83.8 million used in financing activities in the nine months ended September 30, 2007. The $7.6 million provided by financing activities in the nine months ended September 30, 2008 resulted primarily from $6.0 million received from the exercise of stock options. Also contributing to the inflow was a $2.6 million tax benefit from the vesting of restricted stock awards and the exercise of stock options, partially offset by a $1.0 million net repayment of other long-term debt. The $83.8 million used in financing activities in the nine months ended September 30, 2007 resulted primarily from a $60.5 million repayment of debt associated with the Merger and a $33.3 million repayment of the 4.0% Notes, partially offset by a $7.1 million tax benefit from stock-based equity awards and $5.4 million received from the exercise of stock options.

Debt Instruments

Credit Facility

We have a credit facility with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility and receipt of additional commitments from new or existing lenders, we have the option to increase the revolving commitments under the credit facility by up to an additional $125.0 million from time to time, although under current market conditions, it is unlikely we would be able to obtain such additional commitments.

Borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit.

As of September 30, 2008, we had approximately $197.0 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $278.0 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of September 30, 2008, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

4.0% Convertible Subordinated Notes

During the first half of 2007, we had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest was repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At September 30, 2008, we had outstanding approximately $268.8 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes). As described below, none of the 4.5% Notes remain outstanding. The resale of the 4.5% Notes and the shares issuable upon their conversion was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The outstanding 4.5% Notes required semi-annual interest payments on April 1 and October 1 until maturity.

The indenture under which the 4.5% Notes were issued provided the holders of the notes the right to require us to repurchase in cash, on October 1, 2008, all or some of their notes at the principal amount thereof plus accrued and unpaid interest. As a result of this repurchase right, we reclassified approximately $270.0 million outstanding aggregate principal amount of the 4.5% Notes as a current obligation in October 2007.

The indenture also provided that, beginning October 8, 2008, we had the right to redeem for cash some or all of the 4.5% Notes at the principal amount thereof plus accrued and unpaid interest. On August 27, 2008, we notified the registered holders of the 4.5% Notes that we would redeem the notes on October 8, 2008. Upon notification of the redemption and until October 6, 2008, the holders of the 4.5% Notes had the right to convert all or a portion of the principal amount of their notes to shares of our common stock at a conversion rate of 89.7989 shares of common stock for each $1,000 principal amount of notes converted, which equates to a conversion price of $11.14 per share.

Following the redemption notice and prior to September 30, 2008, the holders of $1.2 million aggregate principal amount of the 4.5% Notes elected to convert their notes, resulting in the issuance of 107,846 shares of our common stock in the third quarter of 2008. After September 30, 2008, the holders of an additional $268.6 million aggregate principal amount of the 4.5% Notes elected to convert their notes, resulting in the issuance of 24,121,935 shares of our common stock in the fourth quarter of 2008. We also repurchased $106,000 aggregate principal amount of the 4.5% Notes on October 1, 2008 pursuant to the holders’ election and redeemed for cash $49,000 aggregate principal amount of the notes, plus accrued and unpaid interest, on October 8, 2008. As a result of these transactions, none of the 4.5% Notes remain outstanding.

3.75% Convertible Subordinated Notes

At September 30, 2008, we had outstanding $143.8 million aggregate principal amount of the 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon us calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes are not presently convertible, although they have been convertible in certain prior quarters as a result of the satisfaction of the market price condition in clause (i) above. If the 3.75% Notes become convertible under any of these circumstances, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. Conversions that may occur in the future could result in the recording of losses on extinguishment of debt if the conversions are settled in cash for an amount in excess of the principal amount. The holders of the 3.75% Notes who convert their notes in connection with certain change in control transactions, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion rate. In the event of a change in control, in lieu of paying holders a make whole premium, if applicable, we may elect, in some circumstances, to adjust the conversion rate and related conversion obligations so that the 3.75% Notes are convertible into shares of the acquiring or surviving company.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2008, the maximum guaranteed residual value was approximately $163.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2008, we had $197.0 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2008 and 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

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

Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for bonds outstanding under it at the closing of the Merger, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2008, an aggregate of approximately $979.6 million in original face amount of bonds issued by our sureties were outstanding. Our estimated cost to complete these bonded projects was approximately $225.3 million as of September 30, 2008.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses.

Contractual Obligations

As of September 30, 2008, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2008	2009	2010	2011	2012	Thereafter

Long-term debt — principal	$412,597	$268,847	$—	$—	$—	$—	$143,750
Long-term debt — interest	24,483	1,347	5,391	5,391	5,391	5,391	1,572
Operating lease obligations	180,845	17,607	51,145	36,816	29,412	18,882	26,983
Committed capital expenditures for dark fiber networks under contracts with customers	71,938	12,220	59,692	26	—	—	—

Total	$689,863	$300,021	$116,228	$42,233	$34,803	$24,273	$172,305

Approximately $268.8 million of principal related to the 4.5% Notes is included in the above table in the “Remainder of 2008” column as “Long-term Debt — principal”. However, as a result of conversions, redemptions and repurchases following September 30, 2008, none of the 4.5% Notes remain outstanding.

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

We believe that it is reasonably possible that within the next 12 months unrecognized tax benefits will decrease $16.5 million to $18.3 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. As of September 30, 2008, the total unrecognized tax benefit related to uncertain tax positions was $56.7 million, of which no significant amounts are anticipated to be paid within the next twelve months.

Self-Insurance

We are insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have an employee health care benefits plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and September 30, 2008, the gross amount accrued for insurance claims totaled $152.0 million and $148.9 million, with $110.1 million and $107.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and September 30, 2008 were $22.1 million and $15.4 million, of which $11.9 million and $4.7 million are included in prepaid expenses and other current assets and $10.2 million and $10.7 million are included in other assets, net.

Effective September 29, 2008, Quanta consummated a novation transaction that released its distressed casualty insurance carrier for the policy periods August 1, 2000 to February 28, 2003 from all further obligations in connection with the policies in effect during that period in exchange for the payment to us of an agreed amount. Our current casualty insurance carrier assumed all obligations under the policies in effect during that period; however, we are obligated to indemnify the carrier in full for any liabilities under the policies assumed. At September 30, 2008, we estimated that the total future claim amounts associated with the novated polices was $6.6 million. The estimate of the potential range of these future claim amounts is between $2.0 million and $8.0 million, but the actual amounts ultimately paid by us in connection with these claims, if any, could vary materially from the above range and could be impacted by further claims development. During the second quarter of 2008, we recorded an allowance of $3.4 million for potentially uncollectible amounts estimated to be ultimately due from the distressed insurer. As a result of the novation transaction, the net receivable balance remaining was written off in the third quarter of 2008, with an immaterial impact to the three and nine month periods ended September 30, 2008.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. We maintain substantially all of our cash investments with what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality overnight money market funds and commercial paper with short-term maturities. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectibility of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2007 or September 30, 2008 or revenues for the three and nine months ended September 30, 2007 or 2008.

Litigation

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource and a former director of Quanta, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008 and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and, therefore, the payment of the settlement amount had no impact on our results of operations for the first nine months of 2008.

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies and payables to prior owners who are now employees.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to the application of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R) and its related interpretive accounting pronouncements that address share-based payment transactions. We adopted SFAS No. 157 on January 1, 2008 as it applies to our financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, we will begin following the guidance of SFAS No. 157 with respect to our non-financial assets and liabilities in the quarter ended March 31, 2009. We do not currently have any material financial assets and liabilities recognized on our balance sheet that are impacted by the partial adoption of SFAS No. 157. Additionally, we do not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis; however, we do have non-financial assets that are evaluated against measures of fair value on a non-recurring or as-needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on our balance sheet as of September 30, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 provides clarifying guidance with respect to the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that asset in not active. FSP FAS 157-3 was effective upon its issuance. The application of FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

On January 1, 2008, we adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because we did not declare any dividends during the first nine months of 2008 and do not currently anticipate declaring dividends in the near future, the adoption of EITF 06-11 did not have any impact during the first nine months of 2008, and is not expected to have a material impact in the near term, on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160 on January 1, 2009. As we do not currently have any subsidiaries with non-controlling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date, the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred, other than costs to issue debt or equity securities in connection with the acquisition. We do not expect SFAS No. 141(R) to have an impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in 2009 and beyond.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we will adopt FSP 142-3 on January 1, 2009. We do not expect FSP 142-3 to have an impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in future periods.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 will require issuers of convertible debt instruments within its scope to first determine the carrying amount of the liability component of the convertible debt by measuring the fair value of a similar liability that does not have an associated equity component. Issuers will then calculate the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, we will adopt FSP APB 14-1 on January 1, 2009 and will apply FSP APB 14-1 retrospectively to all periods presented. For the periods prior to those presented, we will record a cumulative effect of the change in accounting principle as of the beginning of the first period presented. The impact of FSP APB 14-1 may be material to our results of operations during certain periods but is not expected to materially impact our cash flows. We are in the process of determining the cumulative effect of change in accounting principle and the impacts to our consolidated financial position, results of operations and cash flows for all periods presented.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under the definition of SFAS No. 128, “Earnings per Share” and should be included in the computation of both basic and diluted earnings per share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Accordingly, we will adopt EITF 03-6-1 on January 1, 2009. All prior period earnings per share data presented will be adjusted retrospectively to conform to the provisions of EITF 03-6-1. Early application is not permitted. We have granted unvested share-based payment awards that have non-forfeitable rights to dividends in the form of restricted stock awards, which are currently accounted for under the treasury stock method in diluted earnings per share. The treasury stock method specifies that only unvested restricted common shares that are dilutive be included in weighted average diluted shares outstanding. Under EITF 03-6-1, we will retrospectively restate earnings per share data for prior periods beginning in the first quarter of 2009 to include all unvested restricted common shares as participating securities as of the date of grant. The adoption of EITF 03-6-1 is not anticipated to have any material impact on our consolidated financial position, results of operations or cash flows but may lower basic and diluted earnings per share amounts previously reported due to the inclusion of the additional shares in computing these amounts.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This criterion is also important in evaluating whether EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” applies to certain financial instruments that are not derivatives under SFAS No. 133. An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, we will adopt EITF 07-5 on January 1, 2009, but have not yet determined the impact, if any, on our consolidated financial position, results of operations and cash flows.

Outlook

The following statements are based on our current expectations and beliefs. These statements are forward-looking, and actual results may differ materially.

Over the past two years, many utilities across the country increased or indicated plans to increase spending on their transmission and distribution systems, with a more significant focus on the build-out of the transmission grid. As a result, new construction, extensive pole change-outs, line upgrades and maintenance projects on many systems are occurring. While we expect this trend to continue over the next several quarters, capital constraints impacting our customers as a result of the current economic downturn could slow this spending, particularly in connection with their distribution systems.

Subject to changes in the economy, we also anticipate increased spending over the next decade as a result of the Energy Policy Act of 2005 (the Energy Act), which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems, although rule-making initiatives under the Energy Act could be impacted, both in timing and in scope, by a new presidential administration. Additionally, we expect state and federal renewable energy standards to result in the need for additional transmission lines and substations resulting from the construction of solar and wind electric generating power plants. As a result of these and other factors, we expect a continued shift in our services mix to a greater proportion of high-voltage electric power transmission and substation projects over the long term, as well as opportunities to provide installation services for renewable projects. Many of these projects have a long-term horizon, and timing and scope can be negatively affected by numerous factors, including regulatory permitting and availability of funding.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners, such as us. These trends include an aging utility workforce, increased spending, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

We also see potential growth opportunities in our gas operations, primarily in natural gas gathering pipeline construction and maintenance services. Our gas operations have been challenged by lower margins overall, due in part to our gas distribution services that have been impacted by certain lower margin contracts and by recent declines in new housing construction in certain sectors of the country. With the increased focus on natural gas gathering pipelines and other more profitable services, however, we anticipate increased revenues as well as improvement in the margins for these operations in the future, subject to the impact of economic conditions as well as natural gas prices.

In the telecommunications industry, various initiatives are underway by several wireline carriers and government organizations that provide us with opportunities, in particular, initiatives for fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives have been underway by Verizon, AT&T and other telecommunications providers, and municipalities and other government jurisdictions have also become active in these initiatives. In the third quarter of 2008, we have seen a slow-down in FTTP and FTTN deployment, which we anticipate will continue through the fourth quarter of 2008. We have not been advised by our customers that this is a change in strategic direction, and we believe we may see the same levels of spending in 2009 as occurred in 2008. In connection with our wireless operations, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology, and we anticipate increased opportunities from these plans over the long-term. Currently, however, we are experiencing decreased spending by our wireless telecommunications customers on their networks, which we expect will affect our business through the fourth quarter of 2008.

We anticipate that the initiatives by the telecom carriers will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers.

Our dark fiber licensing business is also experiencing growth primarily through the expansion into additional geographic markets, with a focus within those markets on education and healthcare customers where secure high-speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the negative impact, if any, of the current economic downturn on these growth opportunities. To support the growth in this business, we anticipate the need for continued increased capital expenditures. Our Dark Fiber segment typically generates higher margins than our Infrastructure Services segment, but we can give no assurance that the Dark Fiber segment margins will continue at historical levels.

Historically, our customers have continued to spend throughout short-term economic softness or weak recessions. A long-term or deep recession, however, would likely have some negative impact on our customers’ spending. In addition, the volatility of the capital markets may negatively affect our customers’ plans for future projects, which could be delayed, reduced or eliminated if funding is not available. Despite reductions in capital spending by some of our customers, our revenues may not decline, as utilities continue outsourcing more of their work, in part due to their aging workforce issues. Additionally, many of the capital expenditure reductions announced by utilities relate to power generation and areas other than transmission and distribution systems, and therefore, we may not be significantly impacted by these reductions. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. Furthermore, as new technologies emerge for communications and digital services such as voice, video and data continue to converge, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber networks, and we are recognized as a key partner in deploying these services.

With the growth in several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve, although reductions in spending by our customers, particularly in our telecommunications operations, could negatively affect our margins. We continue to focus on the elements of the business we can control, including cost control, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives, together with realignments associated with the ongoing integration of the InfraSource operations and any other future acquisitions, could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures for the remainder of 2008 are expected to be approximately $25 million, of which $12 million of these expenditures are targeted for dark fiber network expansion with the majority of the remaining expenditures for operating equipment in the Infrastructure Services segment. We expect expenditures for the remainder of 2008 to continue to be funded substantially through internal cash flows and cash on hand.

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements were made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Our ability to achieve anticipated synergies and other benefits from our Merger with InfraSource;

•	Unexpected costs or liabilities or other adverse impacts that may arise as a result of our acquisition of InfraSource;

•	Adverse changes in economic and financial conditions, including the recent volatility in the capital markets, and trends in relevant markets;

•	Delays, reductions in scope or cancellations of existing projects, including as a result of capital constraints that may impact our customers;

•	Our ability to effectively compete for new projects;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to generate internal growth;

•	Potential failure of the Energy Policy Act of 2005 or renewable energy initiatives to result in increased spending on the electrical power transmission infrastructure;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our growth outpacing our infrastructure;

•	Our ability to successfully identify, complete and integrate acquisitions;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Estimates and assumptions in determining our financial results and backlog;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Liabilities for claims that are not self-insured or for claims that our casualty insurance carrier fails to pay;

•	Potential liabilities relating to occupational health and safety matters;

•	The potential inability to realize a return on our capital investments in our dark fiber infrastructure;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to realize our backlog;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectibility of receivables;

•	Our ability to obtain performance bonds;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber leasing business and additional regulation relating to existing or potential foreign operations;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities and thereby our ability to grow our operations;

•	The potential conversion of our outstanding 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere within this report and under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates. We are currently not exposed to any significant market risks or interest rate risk from the use of derivatives.

Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable. As we grant credit under normal payment terms, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the current financial crisis and volatility of the markets. However, we believe the concentration of credit risk related to trade accounts receivable is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate. Most of our cash is invested in a diversified portfolio of overnight money market funds and high-quality, A1/P1 commercial paper with maturities of 90 days or less. We also manage the concentration risk of our commercial paper investments by maintaining a diversification policy. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income we receive from these investments.

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. The fair values of our convertible subordinated notes based upon market prices on or before the dates specified were as follows (in millions):

	December 31, 2007		September 30, 2008
	Principal		Principal
	Outstanding	Fair Value	Outstanding	Fair Value

4.5% Notes	$270.0	$640.2	$268.8	$680.7
3.75% Notes	143.8	185.4	143.8	187.1

Total	$413.8	$825.6	$412.6	$867.8

As a result of certain repurchases, redemptions and conversions, which are described in further detail in Note 7 of our consolidated financial statements included in this report, none of the 4.5% Notes remain outstanding as of October 8, 2008. In addition, the volatility of the credit markets is likely to significantly impact our interest income related to our cash investments.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

InfraSource, certain of its officers and directors and various other parties, including David R. Helwig, the former chief executive officer of InfraSource and a former director of Quanta, were defendants in a lawsuit seeking unspecified damages filed in the State District Court in Harris County, Texas on September 21, 2005. The plaintiffs alleged that the defendants violated their fiduciary duties and committed constructive fraud by failing to maximize shareholder value in connection with certain acquisitions by InfraSource Incorporated that closed in 1999 and 2000 and the acquisition of InfraSource Incorporated by InfraSource in 2003 and committed other acts of misconduct following the filing of the petition. The parties to this litigation settled the material claims in January 2008 and the lawsuit was dismissed by the court on March 4, 2008. The amount of the settlement was reserved in 2007, and therefore the payment of the settlement amount had no impact on our results of operations for the first nine months of 2008.

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The recent economic downturn and the financial and credit crisis may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

Based on a number of economic indicators, it appears that growth in economic activity has slowed substantially. At the present time, the rate at which the economy will slow has become increasingly uncertain. Slowing economic growth may adversely impact the demand for our services and potentially result in the delay or cancellation of projects. Many of our customers finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

In July 2008, Quanta completed one acquisition of a helicopter-assisted transmission line construction, maintenance and repair company in which some of the purchase price consideration consisted of the issuance of unregistered securities of Quanta. The aggregate consideration of $6.4 million paid in this transaction was $4.1 million in cash and 82,862 shares of common stock. This acquisition was not affiliated with any prior acquisition.

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

	Number of
Period	Shares	Purchaser	Consideration

July 1, 2008 — July 31, 2008	82,862	Stockholders of acquired company	Sale of acquired company

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended September 30, 2008.

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

August 1, 2008 — August 31, 2008	8,090	(i)	$32.45	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the Quanta Services, Inc. 2001 Stock Incentive Plan (as amended and restated March 13, 2003), the Quanta Services, Inc. 2007 Stock Incentive Plan and the InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended.

Item 5.	Other Information.

The following events occurred subsequent to the period covered by this Form 10-Q and are reportable under Form 8-K.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements for Certain Officers.

On November 6, 2008, Quanta entered into amendments to the employment agreements of (i) John R. Colson, the Company’s Chief Executive Officer, (ii) James H. Haddox, the Company’s Chief Financial Officer, (iii) John R. Wilson, the Company’s President — Electric Power and Gas Division and (iv) Kenneth W. Trawick, the Company’s Telecommunications and Cable Television Division, to ensure that the timing of any potential severance payments required in the future will satisfy the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The above description of the employment agreement amendments is qualified in its entirety by reference to the full text of the amendments, each of which is filed as an exhibit to this report.

Item 6.	Exhibits.

Exhibit
No			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (filed herewith)
10	.2+*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (filed herewith)
10	.3+*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (filed herewith)
10	.4+*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Wilson (filed herewith)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President, Controller and
Chief Accounting Officer

Dated: November 10, 2008

INDEX TO EXHIBITS

Exhibit
No			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (filed herewith)
10	.2+*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (filed herewith)
10	.3+*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (filed herewith)
10	.4+*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Wilson (filed herewith)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith