Form 10-K
period 2008-12-31
QUANTA SERVICES INC
filed 2009-03-02
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(713) 629-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.00001 par value	New York Stock Exchange
Rights to Purchase Series D Junior Participating Preferred Stock	New York Stock Exchange
(attached to Common Stock)

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $5.65 billion and $13.96 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of February 20, 2009, the number of outstanding shares of the Common Stock of the Registrant was 196,933,163. As of the same date, 662,293 shares of Limited Vote Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008
INDEX

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading national provider of specialty contracting services, and we believe we are one of the largest contractors serving the transmission and distribution sector of the North American electric utility industry. We currently operate in two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Specifically, the comprehensive services provided by the Infrastructure Services segment include designing, installing, repairing and maintaining network infrastructure, as well as certain ancillary services. Additionally, the dark fiber (Dark Fiber) segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to our customers. The Dark Fiber segment services educational institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs.

Our consolidated revenues for the year ended December 31, 2008 were approximately $3.78 billion, of which 56.8% was attributable to electric power work, 20.8% to gas work, 14.2% to telecommunications and cable television work and 6.6% to ancillary services. In addition, 1.6% of our consolidated revenues for the year ended December 31, 2008 was generated by the Dark Fiber segment.

We have established a nationwide presence with a workforce of over 14,000 employees, which enables us to quickly and reliably serve a diversified customer base. We believe our reputation for responsiveness, performance, geographic reach and a comprehensive service offering has resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve.

Representative customers include:

•	American Electric Power

•	AT&T

•	BC Transmission Corporation

•	CenterPoint Energy

•	Comcast

•	Duke Energy

•	Energy Transfer

•	Entergy

•	Enterprise Products

•	Exelon

•	Florida Power & Light

•	Georgia Power Company

•	Mid American Energy

•	Northeast Utilities System

•	Pacific Gas and Electric

•	Puget Sound Energy

•	Qwest

•	San Diego Gas & Electric

•	Sempra Energy Company

•	Southern California Edison

•	Verizon Communications

•	Westar Energy

•	Xcel Energy

We were organized as a corporation in the state of Delaware in 1997, and since that time have grown organically and made strategic acquisitions to expand our geographic presence and scope of services and to develop new capabilities to meet our customers’ evolving needs. On August 30, 2007, we acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). Similar to us, InfraSource provided design, procurement, construction, testing and maintenance services to electric power utilities, natural gas utilities, telecommunication customers, government entities and heavy industrial companies, such as petrochemical, processing and refining businesses, primarily in the United States. As a result of the Merger, we enhanced and expanded our position as a leading specialized contracting services company serving the electric power, gas, telecommunications and cable television industries and added the Dark Fiber segment.

Industry Overview

Described below are various industry trends that we believe will increase demand for our services over the long-term. We recognize, however, that we and our customers are operating in a challenging business environment in light of the economic downturn and volatile capital markets. We expect these economic and market conditions to negatively impact demand for our services until the conditions improve significantly. Therefore, we cannot predict the timing or magnitude that any of these trends will have on demand for our services, particularly in the near-term.

Need to upgrade electric power transmission and distribution networks.  The U.S. and Canadian electric power grid, which consists of more than 200,000 miles of high-voltage lines delivering electricity to over 300 million people, is aging and requires significant maintenance and expansion to handle the U.S. and Canada’s current and growing power needs. In addition, the grid must facilitate the sale of electricity across competitive regional networks, a function for which it was not originally designed. According to the North American Electric Reliability Council (NERC), industry professionals rank the aging infrastructure and limited new construction as the number one challenge to reliability of the transmission system.

While the grid continues to deteriorate, demand for electricity is expected to continue to grow over the long-term. According to the 2008 Annual Energy Outlook published by the U.S. Department of Energy’s Energy Information Administration (EIA), the population in the United States has increased by 20% since 1990, with energy consumption increasing by a comparable 18%. The EIA also projects in the same report that total U.S. electricity sales from producers to consumers will increase by 41% from 3,660 billion kilowatt-hours in 2005 to 5,168 billion kilowatt-hours in 2030. NERC reports in its 2008 Long-Term Reliability Assessment that peak demand for electricity in the U.S., which typically occurs in the summer, is forecasted to increase by 16.6% over the next ten years.

This increasing demand, coupled with the aging infrastructure, will affect reliability, requiring utilities to upgrade their existing transmission and distribution systems. These system upgrades are expected to result in increased spending over the next several years. According to a 2008 Edison Electric Institute (EEI) report, investor-owned utilities spent a total of $6.9 billion on their transmission systems in 2006 and plan to invest an additional $38.1 billion in their transmission systems from 2007 to 2010. This represents a 60% increase over the amount invested from 2003 to 2006. NERC projects the number of transmission miles will increase by 9.5% or 15,700 circuit miles in the U.S. over the next ten years. The Brattle Group, an independent consulting firm, reported in 2008 that by 2030, the electric utility industry will need to make a total infrastructure investment of between $1.5 trillion and $2.0 trillion to meet projected demand. The estimates from the Brattle Group include investments of $697 billion for new generation capacity, $298 billion for new transmission infrastructure and $583 billion for new distribution infrastructure. We believe that we are the partner of choice for utilities in need of broad infrastructure expertise, specialty equipment and workforce resources as they work to address the aging infrastructure requirements and increasing demand. We also believe that our utility customers generally remain financially healthy and are currently able to obtain financing for projects despite the instability in the financial markets. A long-term or deep recession, however, will likely have a negative impact on our customers’ spending, and a continued decline in the capital markets may negatively affect our customers’ plans for future projects, which could be delayed, reduced or eliminated if funding is not available.

Increased opportunities related to renewable energy.  We consider renewable energy, including wind and solar, to be one of the largest, most rapidly emerging opportunities for our engineering, project management and installation services. Concerns about greenhouse gas emissions, as well as the need to reduce reliance on power generation from fossil fuels such as coal, oil and natural gas, are creating the drive for more renewable energy. According to its annual report, the American Wind Energy Association (AWEA) stated that U.S. capacity to generate power from wind turbines grew by a record 8,358 megawatts in 2008 as a result of $17 billion in investments. This represents 50% growth and brings the nation’s total renewable capacity to about 4% of the overall generation portfolio. Under current mandates in 30 states, renewable energy is required to account for up to 30% of a utility’s energy generation portfolio within the next five to fifteen years. Renewable portfolio standards require seven to nine gigawatts to be from solar generation. Under the new presidential administration, there is potential for the implementation of national renewable standards, which are expected to set a target of generating at least 10% of the nation’s electricity from renewables by 2012 and 25% by 2025. We believe that our comprehensive services, industry knowledge and experience in the design, installation and maintenance of renewable facilities will enable us to support our customers’ renewable energy efforts.

The latter part of 2008 experienced a slowdown in renewable spending, due in part to the economic downturn as well as the outcome of potential new legislation. The signing of the American Recovery and Reinvestment Act of 2009 (ARRA) in February 2009 resolved some of the legislative uncertainty by the extension of renewable tax credits through 2012 for producing wind energy. Industry experts anticipate that this extension will stabilize the market and encourage ongoing investment related to renewable energy facilities, although investment may continue to be negatively impacted by constraints on capital for new projects as a result of unfavorable economic and market conditions.

Increased demand calls for new generation sources and related connectivity to the grid.  As we discuss above, demand for power is increasing. As demand for power grows, the need for new power generation sources will grow as well. There is an increased focus on the development of renewable power sources such as wind, solar and hydro electric. However, as renewable power resources will only fulfill a portion of the increased demand in the future, we also expect a continuation of new power generation based on traditional resources, such as natural gas. The future development of new power generation sources will require connectivity to the grid to transport power to demand centers. Renewable energy in particular will require significant transmission infrastructure due to the often remote location of renewable sources of energy. As a result, we anticipate that future development of new power generation will lead to increased demand over the long-term for our transmission and substation engineering and installation services.

The Energy Policy Act of 2005 and other legislative initiatives.  We expect the Energy Policy Act of 2005 (Energy Act), which was enacted in August 2005, to result in increased spending by the power industry over the next decade. Since enactment, several aspects of the Energy Act have come into effect and, as a result, have better positioned utilities to finance and implement system enhancements. The objectives of the Energy Act include improving the nation’s electric transmission capacity and reliability and promoting investment in the nation’s energy infrastructure. It provides for a self-regulating reliability organization to implement and enforce mandatory reliability standards on all market participants, with oversight by the Federal Energy Regulatory Commission (FERC). FERC has issued rules to provide a more favorable return on equity for transmission system owners, and it has approved incentive rates to encourage transmission expansion and help ensure reliability in certain regions of the nation.

We anticipate that aspects of the Energy Act will make investment in the nation’s transmission system more attractive and lead to a streamlined permitting process. For example, the Energy Act provides for the designation of National Interest Electric Transmission Corridors (NIETCs) to facilitate siting of new transmission infrastructure. In October 2007, the Department of Energy (DOE) designated two NIETCs — the Mid-Atlantic Area National Corridor and the Southwest Area National Corridor. These NIETCs include two of the nation’s most populated regions with major transmission congestion — the Northeast/Mid-Atlantic region and the Southwest region. The NIETCs will be in effect for 12 years to give regional transmission owners and utilities time to evaluate, plan, and build additional transmission infrastructure in the NIETCs. In addition, FERC was given “backstop” authority to issue permits to construct or modify electric transmission facilities in the NIETCs under certain circumstances, and in November 2006, it issued a final rule specifying the requirements and procedures for invoking this backstop authority. However, both DOE’s NIETC designations and FERC’s final rule regarding permitting have been challenged and are currently subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated FERC’s interpretation of the scope of its backstop siting authority. Accordingly, the long-term effect of DOE’s NIETC designations and the transmission siting rules will depend on the results of the remaining challenges, possible further revisions to various federal regulations or new legislation that may more clearly define the scope of FERC’s transmission siting authority.

We also expect that certain provisions of the ARRA will create demand for our services over the long-term. This $787 billion economic stimulus package consists of approximately $506 billion in spending and approximately $281 billion in tax cuts and tax credits that are intended to create jobs and improve the economy. Several of the ARRA’s provisions include incentives for investments in renewable energy, energy efficiency and related infrastructure, such as the extension of certain tax incentives for renewable energy projects, loan guarantees for the construction of renewable energy systems and electric power transmission and funds for modernization of the electric grid. The stimulus package also includes funding for the deployment of high-speed internet to rural areas that lack sufficient bandwidth to adequately support economic development, as well as funding to states for restoration, repair and construction of highways, which may create the need for relocation and upgrade of electric power, telecommunications and natural gas infrastructure. While we cannot predict the timing of when investments related to these initiatives will occur or the scope of the investments that may be made, we anticipate that certain of the ARRA initiatives will positively impact demand for our services in the future.

Increased outsourcing of network infrastructure installation and maintenance.  We believe that electric power, gas, telecommunications and cable television providers are increasingly focusing on their core competencies, resulting in an increase in the outsourcing of network services. Total employment in the electric utility industry declined substantially in the last decade, reflecting, in part, the outsourcing trend by utilities. We believe that by outsourcing network services to third-party service providers such as us, our customers can reduce costs, provide flexibility in budgets and improve service and performance.

One of the largest issues facing utilities is the aging of the workforce. NERC estimates that approximately one in three utility workers will be 50 or older by 2010, yet there will be a 25% increase in demand for electricity by 2015. Many utilities look to a third-party partner to help address this issue. With more than 14,000 employees across the nation, we believe we are well-positioned to provide skilled labor to supplement or completely outsource a utility’s workforce. As a specialty contractor with nationwide scope, we are able to leverage our existing labor force and equipment infrastructure across multiple customers and projects, resulting in better utilization of labor and assets.

Continuing opportunities in Fiber to the Premises, or FTTP, and Fiber to the Node, or FTTN.  We believe that several of the large telecommunications companies remain committed to the build-out of their FTTP and FTTN initiatives over the long-term, despite the recent slow-down in deployment. Initiatives for the last-mile fiber build-out have been announced by Verizon and AT&T as well as municipalities throughout the United States. At the end of 2008, Verizon reported that it had passed 12 million premises and indicated that it expects to pass 18 million premises with its fiber network by the end of 2010, including three million during 2009. This 2010 goal equates to more than 50% of the households in Verizon’s 28-state area.

At the end of 2008, AT&T had passed 17 million premises with fiber that can deliver its U-verse suite of services, which includes internet protocol (IP)-based television, high-speed internet access and voice services. AT&T had also secured approximately one million U-verse customers by the end of 2008.

The fiber installed by telecommunication companies will deliver integrated IP-based television, high-speed internet and IP voice and wireless bundles of products and services. More than three million North American households have subscribed to high-speed fiber network services. We believe the rate of growth in fiber to the home connections will continue to increase as more Americans look to next-generation networks for faster internet and more robust video services, although we cannot predict the impact that the current economic conditions will have on the timing or amount of this growth.

While not all of the spending in the FTTP and FTTN initiatives will be for services that we provide, we believe that we are well-positioned to furnish infrastructure solutions for these initiatives throughout the United States. We expect these initiatives to result in an increase in demand for our telecommunications and underground construction services over the next several years, although this demand has been, and will likely continue to be, negatively impacted by reductions in spending due to the economic downturn and volatility in the capital markets. This impact on demand is reflected in the slow-down that we have seen in FTTP and FTTN deployment since the second quarter of 2008.

Strengths

Geographic reach and significant size and scale.  As a result of our nationwide operations and significant scale, we are able to deploy services to customers across the United States. This capability is particularly important to our customers who operate networks that span multiple states or regions. The scale of our operations also allows us to mobilize significant numbers of employees on short notice for emergency restoration services, as well as reallocate certain of our resources from declining markets to growth opportunities.

Strong financial profile.  Our strong liquidity position provides us with the flexibility to capitalize on new business and growth opportunities. We believe our strong financial condition is viewed favorably by our existing and potential customers and will also enable us to better navigate a challenging economic environment. As of December 31, 2008, we had cash and cash equivalents of $437.9 million, working capital of $929.7 million and long-term debt of $143.8 million. We also have a $475.0 million credit facility under which we had available borrowing capacity of $314.8 million as of December 31, 2008.

Strong and diverse customer relationships.  Our customer relationships extend over multiple end markets and include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. We have established a solid base of long-standing customer relationships by providing high quality services in a cost-efficient and timely manner. Many of our customer relationships are multi-year and, in some cases, decades old. We believe our strong and diverse customer relationships offer opportunities for future growth.

Delivery of comprehensive and diverse solutions.  We believe that electric power, gas, telecommunications and cable television companies will continue to seek service providers who can design, install and maintain their networks on a quick and reliable, yet cost effective basis. We are one of the few network service providers capable of regularly delivering complete solutions on a nationwide basis. As companies in the electric power, gas, telecommunications and cable television industries continue to search for service providers who can effectively design, install and maintain their networks, we believe that our service, industry and geographical breadth places us in a strong position to meet these needs.

Proprietary technology.  Our electric power customers benefit from our ability to perform services without interrupting power service to their customers, which we refer to as energized services. We hold a U.S. patent protecting our exclusive use through 2014 of our LineMastertm robotic arm, which enhances our ability to deliver these energized services to our customers. We also hold certain international patents for the LineMastertm and U.S. and international patents protecting other robotic arm technologies for various periods up to 2024, as well as U.S. and international pending patent applications for certain energized methodologies. We believe that delivery of energized services is a significant factor in differentiating us from our competition and winning new business. Our energized services workforce is specially trained to deliver these services and operate the LineMastertm robotic arm.

Experienced management team.  Our executive management team has an average of 33 years of experience within the contracting industry, and our operating unit executives’ average over 26 years of experience in their respective industries.

Strategy

The key elements of our business strategy are:

Capitalize on favorable trends in certain key end markets.  We believe that we are well-positioned to capitalize on future capital spending by customers across certain key end markets. Our strong and diverse customer relationships, geographic reach and financial strength should allow us to benefit from investments over the long-term by, among others, electric power customers in transmission, distribution and renewable energy infrastructure.

Leverage existing customer relationships and expand services to drive growth.  We believe we can improve our rate of growth by expanding the portfolio of services and solutions we provide to our existing and potential customer base. Expanding our portfolio of services allows us to develop, build and maintain networks on a regional, national and international scale and adapt to our customers’ changing needs. We believe that increasing our geographic and technological capabilities, together with promoting best practices and cross-selling our services to our customers, positions us well to capitalize upon opportunities and trends in the industries we serve.

Focus on expanding operating efficiencies.  We intend to continue to:

•	focus on growth in our more profitable services and on projects that have higher margins;

•	adjust our costs to match the level of demand for our services;

•	combine overlapping operations of certain operating units;

•	share pricing and bidding methodologies, technology, equipment and best practices among our operating units; and

•	develop and expand the use of management information systems.

Pursue strategic acquisitions.  We continue to evaluate potential acquisitions of companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. During 2007 and 2008 and from 1998 through 2000, we grew significantly through acquisitions. We believe that attractive acquisition candidates still exist as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.

Pursue new business opportunities.  We continuously leverage our core expertise and pursue new business opportunities, including renewable energy projects, gas gathering and pipeline installations and in the government and international arenas. In connection with renewable energy projects, we have the capabilities to design, install and maintain the facilities as well as provide connectivity to the grid. We also believe that we are well-positioned to participate in power and communications infrastructure projects for the public sector and overseas.

Expand our dark fiber network.  We intend to continue to expand our dark fiber network in select markets. Approximately $85.0 million of our capital spending for 2009 is targeted for the expansion of our dark fiber network.

Services

We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries as well as provide various ancillary services to commercial, industrial and governmental entities. The following provides an overview of the types of services we provide:

Infrastructure Services Segment

Electric power network services.  We provide a variety of end-to-end services to the electric power industry, including:

•	installation, repair and maintenance of electric power transmission lines ranging in capacity from 69,000 volts to 765,000 volts;

•	installation, repair and maintenance of electric power distribution networks;

•	provision of planning services for electric distribution networks;

•	energized installation, maintenance and upgrades utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies;

•	design and construction of independent power producer (IPP) transmission and substation facilities;

•	design and construction of substation projects;

•	installation of fiber optic lines for voice, video and data transmission on existing electric power infrastructure;

•	installation of “smart grid” technology on electric power networks, which provides beneficial energy management information to both utilities and end-users;

•	installation and maintenance of joint trench systems, which include electric power, natural gas and telecommunications networks in one trench;

•	trenching and horizontal boring for underground electric power network installations;

•	design and installation of wind turbine facilities and solar arrays;

•	installation of redundant systems, switchyards and transmission networks for renewable generation power plants such as wind and solar;

•	provision of technical strategic consulting for electric transmission and distribution systems;

•	cable and fault locating; and

•	storm damage and other emergency restoration work.

Gas network services.  We provide various services to the natural gas industry, including:

•	installation and maintenance of gas transmission and distribution systems;

•	trenching and horizontal boring for underground gas network installations;

•	provision of cathodic protection design and installation services; and

•	provision of pipeline testing and integrity services.

Telecommunications and cable television network services.  Our telecommunications and cable television network services include:

•	fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission;

•	design, construction and maintenance of DSL networks;

•	engineering and erection of cellular, digital, PCS®, microwave and other wireless communications towers;

•	design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, long distance providers and cable television providers;

•	installation and maintenance of joint trench systems, which include telecommunication, electric power and natural gas networks in one trench;

•	trenching and plowing applications;

•	horizontal directional boring;

•	vacuum excavation services;

•	cable locating;

•	upgrading power and telecommunications infrastructure for cable installations;

•	splicing and testing of fiber optic and copper networks and balance sweep certification of coaxial networks;

•	residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services; and

•	storm damage and other emergency restoration work.

Ancillary services.  We provide a variety of comprehensive ancillary services to commercial, industrial and governmental entities, including:

•	design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems;

•	installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments;

•	installation of cable and control systems for light rail lines, airports and highways;

•	provision of specialty rock trenching, rock saw, rock wheel, directional boring and road milling for industrial and commercial customers; and

•	installation of fueling systems.

Dark Fiber Segment

We provide comprehensive services related to fiber-optic telecommunications facilities, including:

•	design, procurement and construction of fiber-optic telecommunications facilities, with ownership retained by us;

•	licensing the right to use a portion of the capacity of the fiber-optic telecommunications facilities; and

•	ongoing maintenance of fiber-optic telecommunications facilities licensed to customers.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $53.6 million, $71.5 million and $98.8 million of our revenues from foreign operations, the majority of which was earned in Canada, during the years ended December 31, 2006, 2007 and 2008, respectively. In addition, we held property and equipment in the amount of $6.0 million, $9.0 million and $6.5 million in foreign countries as of December 31, 2006, 2007 and 2008, respectively.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages, regulatory requirements and other political, social and economic developments or instability.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power, gas, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for 30.3% of our consolidated revenues during the year ended December 31, 2008. Our largest customer accounted for approximately 4.4% of our consolidated revenues for the year ended December 31, 2008.

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

We believe that our strategic relationships with large providers of electric power and telecommunications services will continue to result in future opportunities. Many of these strategic relationships take the form of a strategic alliance or long-term maintenance agreement. Strategic alliance agreements generally state an intention to work together and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include an option to add extensions at the end of the initial term. Certain of our strategic alliance and long-term maintenance agreements are “evergreen” contracts with exclusivity clauses providing that we will be awarded all contracts, or a right of first refusal, for a certain type of work or work in a certain geographic region.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog at December 31, 2006 was approximately $1.48 billion based only on work expected to be performed over the next twelve months. At that time, we did not include estimated revenues beyond twelve months in our calculations. Our total backlog at December 31, 2007 was approximately $4.67 billion, of which $2.36 billion was expected to be realized over the next twelve months, while our total backlog at December 31, 2008 was approximately $5.19 billion, of which $2.58 billion is expected to be realized over the next twelve months.

The backlog estimates above include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of work under long-term maintenance contracts, or master service agreements (MSAs), to be disclosed as backlog as the estimate of future work to be performed by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In many instances, our customers are not contractually committed to specific volumes of services under our MSAs, and many of our contracts may be terminated with notice. There can be no assurance as to our customer’s requirements or that our estimates are accurate. In addition, many of our MSAs, as well as contracts for dark fiber leasing, are subject to renewal options. For purposes of calculating backlog, we have included future renewal options only to the extent the renewals can reasonably be expected to occur.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including electric power, gas, telecommunications, cable television and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by our customers, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

As of December 31, 2008, we had 2,117 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and 12,634 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 45% of our hourly employees at December 31, 2008 were covered by collective bargaining agreements with certain of our subsidiaries, primarily with the International Brotherhood of Electrical Workers (IBEW). These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

We provide health, welfare and benefit plans for employees who are not covered by collective bargaining agreements. We have a 401(k) plan pursuant to which eligible employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law.

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

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our operating units have established comprehensive safety policies, procedures and regulations and require that employees complete prescribed training and service programs prior to performing more sophisticated and technical jobs, which is in addition to those programs required, if applicable, by the IBEW/NECA Apprenticeship Program or our equivalent programs. Under the IBEW/NECA Apprenticeship Program, all journeyman linemen are required to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Our operating units also benefit from sharing best practices regarding their training and educational programs and comprehensive safety policies and regulations.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and environmental protection;

•	telecommunication regulations affecting our dark fiber licensing business; and

•	special bidding, procurement and other requirements on government projects.

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

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we are in substantial compliance with our environmental obligations to date and that any such obligations will not have a material adverse effect on our business or financial performance.

Risk Management and Insurance

We are insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and 2008, the gross amount accrued for insurance claims totaled $152.0 million and $147.9 million, with

$110.1 million and $105.0 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and 2008 were $22.1 million and $12.5 million, of which $11.9 million and $7.2 million are included in prepaid expenses and other current assets and $10.2 million and $5.3 million are included in other assets, net.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has experienced financial distress. Effective September 29, 2008, Quanta consummated a novation transaction that released this distressed casualty insurance carrier from all further obligations in connection with the policies in effect during that period in exchange for the payment to us of an agreed amount. Our current casualty insurance carrier assumed all obligations under the policies in effect during that period; however, we are obligated to indemnify the carrier in full for any liabilities under the policies assumed. At December 31, 2008, we estimate that the total future claim amounts associated with the novated policies was $6.8 million, based on an estimate of the potential range of these future claim amounts at December 31, 2008 of between $2.0 million and $8.0 million. The actual amounts ultimately paid by us in connection with these claims, if any, could vary materially from the above range and could be impacted by further claims development.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs, interest rate fluctuations and other factors may also materially affect our quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. An investor should read “Understanding Gross Margins” and “Outlook” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Annual CEO Certification

As required by New York Stock Exchange rules, on June 9, 2008, we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

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

We typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may be materially and adversely affected by:

•	variations in the margins of projects performed during any particular quarter;

•	unfavorable regional, national or global economic and market conditions;

•	a reduction in the demand for our services;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	the timing and volume of work we perform;

•	the termination of existing agreements;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	decreases in interest rates we receive on our cash and cash equivalents;

•	changes in accounting pronouncements which require us to account for items differently than historical pronouncements have;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions; and

•	the timing and magnitude of acquisition costs, integration costs and potential goodwill impairments.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

The recent economic downturn and the financial and credit crisis may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The growth in economic activity has slowed substantially, and the U.S. economy is in a recessionary period. It is uncertain when these conditions will improve. Stagnant or declining economic conditions may adversely impact the demand for our services and potentially result in the delay, reduction or cancellation of projects. Many of our customers finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. The credit markets have also declined, and the availability of credit is constrained. Additionally, many of our customers’ equity values have substantially declined. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

An economic downturn in any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, a downturn in any of those industries would adversely affect our results of operations. Specifically, an economic downturn in any industry we serve could result in the delay, reduction or cancellation of projects by our customers as well as cause our customers to outsource less work, resulting in decreased demand for our services. The telecommunications and utility markets experienced substantial change during 2002 and 2003 as evidenced by an increased number of bankruptcies in the telecommunications market, continued devaluation of many of our customers’ debt and equity securities and pricing pressures resulting from challenges faced by major industry participants. These factors contributed to the delay and cancellation of projects and reduction of capital spending, which impacted our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Recently, our telecommunications and cable operations have been negatively impacted by reductions in spending due to the economic downturn and volatility in the capital markets. We have seen a significant slow-down in FTTP and FTTN deployment from customers such as AT&T and Verizon since the second quarter of 2008, and we anticipate this slow-down will likely continue if economic conditions remain stagnant or further deteriorate. We have also seen reduced spending in electric distribution due to capital expenditure reductions. Additionally, our gas distribution installation business, which is driven in part by the housing construction market, has decreased, and continued declines in new housing construction could cause further reductions in this business. Another area of our natural gas business — gas gathering and pipeline installation and maintenance — has also declined, which we believe is due to lower natural gas prices and capital constraints on spending by our customers. Consolidation, competition, capital constraints or negative economic conditions in the electric power, gas, telecommunications or cable television industries may also result in reduced spending by, or the loss of, one or more of our customers.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of those schedules or performance requirements could result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain rights-of-way, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. For example, the recent increase in demand for transmission services has strained production resources, creating significant lead times for obtaining large transformers, transmission towers and poles. As a result, electric transmission project revenues could be significantly reduced or delayed due to the difficulty we or our customers may experience in obtaining required materials. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay by suppliers or by subcontractors in the completion of their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of transmission lines or other facilities.

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

Project contracts may require customers or other parties to provide the design, engineering information, equipment or materials to be used on a project. In some cases, the project schedule or the design, engineering information, equipment or materials may be deficient or delivered later than required by the project schedule. Our customers may change or delay various elements of the project after its commencement, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials, required to be provided by the customer. Litigation or arbitration of claims for compensation may be lengthy and costly, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of claims is pending, which could adversely affect liquidity and financial results in any given period.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees;

•	expand geographically, including internationally, and

•	address the challenges presented by difficult economic or market conditions that may affect us or our customers.

In addition, our customers may delay, reduce or cancel the number or size of projects available to us due to their inability to obtain capital or pay for services provided, the risk of which has become heightened in light of the recent economic downturn. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth of our business or expand our operations.

Our use of fixed price contracts could adversely affect our business.

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

As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in Item 8 hereof, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is generally accepted for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimatable, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Our industry is highly competitive.

Our industry is served by numerous small, owner-operated private companies, some public companies and several large regional companies. In addition, relatively few barriers prevent entry into some of our industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have significant resources including financial, technical and marketing resources. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power, gas, telecommunications and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

Legislative actions and incentives relating to electric power and renewable energy may fail to result in increased demand for our services.

Implementation of the Energy Act is still subject to considerable fiscal and regulatory uncertainty. Regulations implementing the components of the Energy Act that may affect demand for our services remain in some cases subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated FERC’s interpretation of the scope of its backstop siting authority. Accordingly, the effect of these regulations, once finally implemented, is uncertain. As a result, the legislation may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act may result in slower growth in demand for our services. In addition, changes to energy regulatory policy may be forthcoming due to the new administration.

Demand for our services also may not result from renewable energy initiatives or the ARRA. While 30 states currently have mandates in place that require certain percentages of power to be generated from renewable sources, states could reduce those mandates or make them optional, which would reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless connectivity to the grid to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, which may be further constrained as a result of turbulent credit markets. These factors could result in fewer renewable energy projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which would negatively affect the demand for our services. In addition, we cannot predict when programs under the ARRA will be implemented or the timing and scope of any investments to be made under these programs. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under ARRA programs may not occur, may be less than anticipated or may be delayed, which would negatively impact demand for our services.

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

Many of our customers may cancel our contracts on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us, which may be more likely if customer spending decreases, for example, due to the economic downturn. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

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

Backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects may remain in backlog for extended periods of time. All of these uncertainties are heightened as a result of negative economic conditions and their impact on our customers’ spending. Consequently, we cannot assure you that our estimates of backlog are accurate or that we will be able to realize our estimated backlog.

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

Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. We expect to face competition for acquisition opportunities, and some of our competitors may have access to financing on more favorable terms than us or have greater financial resources. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. Acquisitions that we may pursue may also involve significant cash expenditures, debt incurrence or the issuance of securities. Any acquisition may ultimately have a negative impact on our business, financial condition, results of operations and cash flows.

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

As a part of our business strategy, we have acquired, and seek to acquire in the future, companies that complement or enhance our business. However, we cannot be sure that we will be able to successfully integrate each of these companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could have a negative impact on our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of our management’s attention from operational and other matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities;

•	loss of business due to customer overlap;

•	risks arising from the prior operations of acquired companies, such as performance, safety or workforce issues; and

•	potential disruptions of our business.

If one of our acquired companies suffers or has suffered customer dissatisfaction, performance problems or operational issues, the reputation of our entire company could suffer.

Our results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. For example, in connection with the Merger, we recorded approximately $973.1 million in goodwill and $158.8 million of intangible assets based on the application of purchase accounting. Statement of Financial Accounting Standards (SFAS) No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If there is a decrease in market capitalization below book value in the future, this may be considered an impairment indicator. As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the Merger, would negatively impact our results of operations for the period in which the impairment is recognized.

Our profitability and financial operations may be negatively affected by changes in, or interpretations of, existing state or federal telecommunications regulations or new regulations that could adversely affect our Dark Fiber segment.

In connection with the Merger, we acquired InfraSource’s dark fiber licensing business. Many of the dark fiber customers benefit from the Universal Service “E-rate” program, which was established by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company (USAC) under the oversight of the Federal Communications Commission (FCC). Under the E-rate program, schools, libraries and certain health-care facilities may receive subsidies for certain approved telecommunications services, internet access and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. Passage of such actions by the FCC or USAC to further limit E-rate subsidies could decrease the demand for telecommunications infrastructure services by certain customers.

The telecommunications services we provide through our dark fiber licensing business are subject to regulation by the FCC, to the extent that they are interstate telecommunications services, and by state regulatory agencies, when wholly within a particular state. To remain eligible to provide services under the E-rate program, we must maintain telecommunications authorizations in every state where we operate, and we must obtain such authorizations in any new state where we plan to operate. Changes in federal or state regulations could reduce the profitability of our dark fiber licensing business, and delays in obtaining new authorizations could inhibit our ability to grow our dark fiber business in new geographic areas. We could be subject to fines if the FCC or a state regulatory agency were to determine that any of our activities or positions are not in compliance with certain regulations. If the profitability of our dark fiber licensing business were to decline, or if this business were to become subject to fines, our results of operations could also be adversely affected.

Our dark fiber licensing business is capital intensive and requires a substantial investment before returns can be realized.

Our dark fiber licensing business requires substantial amounts of capital investment to build out new fiber networks. In 2009, our proposed capital expenditures for our dark fiber licensing business is approximately $85.0 million, $70.9 million of which is related to committed licensing arrangements as of December 31, 2008. Although we do not commit capital to new networks until we have a committed license arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network if that customer defaults on its commitment. Even if the customer does not default or we add additional customers to the network, we still may not realize a return on the capital investment for an extended period of time. Additionally, new or developing technologies could negatively impact our dark fiber licensing business. If any of the above events occur, it could result in an impairment of our dark fiber network.

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed for bankruptcy or are otherwise experiencing financial difficulties.

We grant credit, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. In the past, our customers in the telecommunications business have experienced significant financial difficulties and in several instances have filed for bankruptcy. A number of our utility customers have also experienced financial and business challenges in the past. In addition, some of our customers are currently experiencing financial difficulties as a result of the recent economic downturn. If additional major customers file for bankruptcy or continue to experience financial difficulties, or if anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

We are self-insured against potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, automobile and workers’ compensation claims, those policies are subject to deductibles ranging from $1.0 million to $3.0 million per occurrence depending on the insurance policy. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

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

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has experienced financial distress. Effective September 29, 2008, Quanta consummated a novation transaction that released this distressed casualty insurance carrier for the policy periods August 1, 2000 to February 28, 2003 from all further obligations in connection with the policies in effect during that period in exchange for the payment to us of an agreed amount. Our current casualty insurance carrier assumed all obligations under the policies in effect during that period; however, we are obligated to indemnify the carrier in full for any liabilities under the policies assumed. At December 31, 2008, we estimated that the total future claim amounts associated with the novated policies was $6.8 million, based on an estimate of the potential range of these future claim amounts at December 31, 2008 of between $2.0 million and $8.0 million. The actual amounts ultimately paid by us in connection with these claims, if any, could vary materially from the above range and could be impacted by further claims development.

Our unionized workforce and related obligations could adversely affect our operations.

As of December 31, 2008, approximately 45% of our hourly employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. Additionally, many of these agreements require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in “critical” status, additional required contributions or benefit reductions may apply if a plan is determined to be underfunded.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union-based company. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes.

Approximately 55% of our hourly employees are not unionized. The new presidential administration has expressed strong support for proposed legislation that would create more flexibility and opportunity for labor unions to organize non-union workers. If passed, this legislation could result in a greater percentage of our workforce being subject to collective bargaining agreements, heightening the risks described above. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our labor crews were to become unionized.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

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

Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and not award us future business.

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers is heightened under the current turbulent market conditions and economic downturn. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations.

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

The success of the Merger will depend, in part, on our ability to realize the synergies and other benefits from acquiring InfraSource. To realize these synergies and benefits, however, we must continue to successfully integrate the operations and personnel of InfraSource into our business. We have substantially completed the integration of the two companies, but further integration may be required to fully realize the benefits of the Merger. If this continuing integration is unsuccessful, certain anticipated benefits of the Merger may not be realized fully or at all, may take longer or cost more to realize than expected. Because we and InfraSource have previously operated as independent companies, it is possible the integration may result in the future loss of valuable employees, the disruption of our business or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. The size of the Merger may also make integration difficult, expensive and disruptive, adversely affecting our revenues and earnings.

A portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

We have also granted security interests in various of our assets to collateralize our obligations to our sureties. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

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

We are in the process of implementing an information technology (“IT”) solution, which could temporarily disrupt day-to-day operations at certain operating units.

We have begun to design a comprehensive IT solution that we believe will allow for a seamless interface between functions such as accounting and finance, human resources, operations, fleet management and customer relationships. Development and implementation of the IT solution will require substantial financial and personnel resources. Implementation will occur on an operating unit by operating unit basis. While the IT solution is intended to improve and enhance our information systems, implementation of new information systems at each operating unit exposes us to the risks of start-up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. Failure to properly implement the IT solution could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2008, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2008, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

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

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such cleanup and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations, financial condition or cash flows. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

While only a small percentage of our revenue is currently derived from international markets, we hope to continue to expand the volume of services that we provide internationally. We presently conduct our international sales efforts in Canada, Mexico and select countries overseas, but expect that the number of countries that we operate in could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act. These risks could restrict our ability to provide services to international customers and could adversely affect our ability to operate our business profitably.

Opportunities within the government arena could subject us to increased governmental regulation and costs.

Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, management’s focus associated with the start up and bidding process may be diverted away from other opportunities. Involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized from these contracts. In addition, as a government contractor, we are subject to a number of procurement rules and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. In addition, if the government were to even allege improper activity, we also could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years we would not realize all of the potential revenues from any awarded contracts.

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

If we cannot secure additional financing in the future on acceptable terms, we may be unable to support our growth strategy or future operations. We cannot readily predict the ability of certain customers to pay for past services, and the recent economic downturn may negatively impact the ability of our customers to pay amounts owed to us. We also cannot readily predict the timing, size and success of our acquisition efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing credit facility contains significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct equity financings, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all, in particular under the current volatile market conditions. Furthermore, our credit facility is based upon existing commitments from several banks. With the current turbulent credit markets, banks have become more restrictive in their lending practices, and some may be unable or unwilling to fund their commitments, which may limit our access to the capital needed to fund our growth and operations. We also rely on financing companies to fund the leasing of certain of our trucks and trailers, support vehicles and specialty construction equipment. The deteriorating credit market may cause certain of these financing companies to restrict or withhold access to capital to fund the leasing of additional equipment. Although we are not dependent on any single equipment lessor, a widespread lack of available capital to fund the leasing of equipment could negatively impact our future operations. Additionally, the market price of our common stock may change significantly in response to various factors and events beyond our control, which will impact our ability to use equity to obtain funds. A variety of events may cause the market price of our common stock to fluctuate significantly, including overall market conditions or volatility, a shortfall in our operating results from those anticipated, negative results or other unfavorable information relating to our market peers on the risk factors described in this Annual Report on Form 10-K.

Our convertible subordinated notes may be convertible in the future, which, if converted, may result in dilution to existing stockholders, lower prevailing market prices for our common stock or cause a significant cash outlay.

As a result of our common stock satisfying the market price condition of our convertible subordinated notes, our 3.75% convertible subordinated notes due 2026 (3.75% Notes) were convertible at the option of the holders during various quarters in 2007 and 2008. The 3.75% Notes are not presently convertible, but may resume convertibility in future periods upon satisfaction of the market price condition or other conditions.

We have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock upon a conversion of the notes. The number of shares issuable upon conversion will be determined based on a conversion rate of approximately $22.41 for the 3.75% Notes. In the event that all 3.75% Notes were converted for common stock, we would issue an aggregate of 6.4 million shares of our common stock. The conversion of some or all of our 3.75% Notes into our common stock would dilute existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the possibility that the notes may be converted may encourage short-selling by market participants because the conversion of the notes could depress the price of our common stock.

If we elect to satisfy the conversion obligation in cash, the amount of cash payable upon conversion of the notes will be determined by the product of (i) the number of shares issuable for the principal amount of the converted notes at a conversion rate of approximately $22.41 per share for the 3.75% Notes and (ii) the average closing price of our common stock during a 20-day trading period following the holders unretracted election to convert the notes. To the extent we decide to pay cash to settle any conversions and the average closing price of our common stock during this period exceeds $22.41 for the 3.75% Notes, we would have to pay cash in excess of the principal amount of the notes being converted, which would result in the recording of a loss on extinguishment of debt.

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain facilities nationwide. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2008, we own 31 of the facilities we occupy, many of which are encumbered by our credit facility, and we lease the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a nationwide fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners, all of which are encumbered by our credit facility. As of December 31, 2008, the total size of the rolling-stock fleet was approximately 24,000 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations.

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

	High	Low

Year Ended December 31, 2007
1st Quarter	$26.04	$18.66
2nd Quarter	32.11	25.27
3rd Quarter	32.58	23.36
4th Quarter	33.42	23.58
Year Ended December 31, 2008
1st Quarter	$26.77	$18.38
2nd Quarter	34.51	23.40
3rd Quarter	35.39	22.81
4th Quarter	26.72	10.56

On February 20, 2009, there were 1,548 holders of record of our common stock and 10 holders of record of our Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale. See Note 10 to Notes to Consolidated Financial Statements for a description of our Limited Vote Common Stock.

Unregistered Sales of Securities During the Fourth Quarter of 2008

In October and November 2008, we issued an aggregate 90,394 shares of our common stock in exchange for Limited Vote Common Stock. In addition, on November 21, 2008, we completed the acquisition of two affiliated telecommunications engineering companies in which some of the consideration consisted of our unregistered securities of Quanta. The aggregate consideration paid in this transaction was $6.2 million in cash and 281,896 shares of common stock. This acquisition was not affiliated with any other acquisition prior to such transaction.

All securities listed on the following table are shares of our common stock. We relied on Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the basis for exemption from registration. For all issuances, the purchasers were “accredited investors” as defined in Rule 501 of the Securities Act. All issuances were as a result of privately negotiated transactions, and not pursuant to public solicitations.

Period	Number of Shares	Purchaser	Consideration

October 1, 2008 — October 31, 2008	4,439	Holders of Limited Vote Common Stock	Exchange for Common Stock
November 1, 2008 — November 30, 2008	85,955	Holders of Limited Vote Common Stock	Exchange for Common Stock
November 1, 2008 — November 30, 2008	281,896	Stockholders of acquired companies	Sale of acquired companies

Issuer Purchases of Equity Securities During the Fourth Quarter of 2008

The following table contains information about our purchases of equity securities during the three months ended December 31, 2008.

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	That May Yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid Per Share	Programs	Programs

November 1, 2008 — November 30, 2008	959(i	)	$16.26	None	None
December 1, 2008 — December 30, 2008	289(i	)	$19.22	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the 2007 Stock Incentive Plan.

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

The following graph compares, for the period from December 31, 2003 to December 31, 2008, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index), the Russell 2000 Index, a peer group index previously selected by our management that includes five public companies within our industry (the Previous Peer Group) and a new peer group index selected by our management that includes six public companies within our industry (the New Peer Group). The comparison assumes that $100 was invested on December 31, 2003 in our common stock, the S&P 500 Index, the Russell 2000 Index, the Previous Peer Group and the New Peer Group, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

Due to our desire to regularly modify our peer group index, as appropriate, to ensure that it is comprised of companies whose operations are similar to ours, our management added MYR Group Inc., which completed its initial public offering on August 12, 2008, to our peer group index. Accordingly, the New Peer Group graph assumes $100 was invested in MYR Group Inc. on August 12, 2008, and therefore the stock price performance for the New Peer Group and Previous Peer Group from December 31, 2003 to August 11, 2008 is identical. The Previous Peer Group is composed of Dycom Industries, Inc., MasTec, Inc., Chicago Bridge & Iron Company N.V., Shaw Group, Inc. and Pike Electric Corporation. The New Peer Group is composed of Dycom Industries, Inc., MasTec, Inc., Chicago Bridge & Iron Company N.V., Shaw Group, Inc., Pike Electric Corporation and MYR Group Inc. The companies in the New Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, the New Peer Group more closely resembles our total business than any individual company in the group or than the Previous Peer Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG QUANTA SERVICES, INC., THE S&P 500 INDEX,
THE RUSSELL 2000 INDEX, THE PREVIOUS PEER GROUP
AND THE NEW PEER GROUP

	Measurement Period
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Quanta Services, Inc.	$100.00	109.59	180.41	269.45	359.45	271.23
S&P 500 Index	$100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000 Index	$100.00	118.33	123.72	146.44	144.15	95.44
Previous Peer Group	$100.00	116.46	135.73	147.72	257.30	81.83
New Peer Group	$100.00	116.46	135.73	147.72	257.30	83.05

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the audited financial statements of Quanta. The historical financial statement data reflects the acquisitions of businesses accounted for as of their respective acquisition dates, the most significant of which was InfraSource, and the results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007. Additionally, on August 31, 2007, we sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary. The statements of operations data below do not reflect the operations of EPA in any periods since EPA’s results of operations are reflected as a discontinued operation in our accompanying consolidated statements of operations. Accordingly, the 2004 through 2006 amounts below do not agree to the amounts originally reported. The historical selected financial data should be read in conjunction with the historical Consolidated Financial Statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2004	2005	2006		2007	2008
	(In thousands, except per share information)

Consolidated Statements of Operations Data:
Revenues	$1,608,577	$1,842,255	$2,109,632		$2,656,036	$3,780,213
Cost of services (including depreciation)	1,428,646	1,587,556	1,796,916		2,227,289	3,145,347

Gross profit	179,931	254,699	312,716		428,747	634,866
Selling, general and administrative expenses	170,231	186,411	181,478		240,508	309,399
Amortization of intangible assets	367	365	363		18,759	36,300
Goodwill impairment	—	—	56,812	(a)	—	—

Operating income	9,333	67,923	74,063		169,480	289,167
Interest expense	(25,067)	(23,949)	(26,822)		(21,515)	(17,505)
Interest income	2,551	7,416	13,924		19,977	9,765
Gain (loss) on early extinguishment of debt, net	—	—	1,598	(b)	(34)	(2)
Other income (expense), net	17	235	425		(546)	342

Income (loss) from continuing operations before income taxes	(13,166)	51,625	63,188		167,362	281,767
Provision (benefit) for income taxes	(3,689)	22,446	46,955	(c)	34,222 (d)	115,026

Income (loss) from continuing operations	$(9,477)	$29,179	$16,233		$133,140	$166,741

Basic earnings (loss) per share from continuing operations	$(0.08)	$0.25	$0.14		$0.98	$0.94

Diluted earnings (loss) per share from continuing operations	$(0.08)	$0.25	$0.14		$0.87	$0.88

(a)	As part of our 2006 annual goodwill test for impairment, goodwill of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

(b)	In the second quarter of 2006, we recorded a $1.6 million gain on early extinguishment of debt comprised of the gain from repurchasing a portion of our 4.0% convertible subordinated notes, partially offset by costs associated with the related tender offer for such notes.

(c)	The higher tax rate in 2006 results primarily from the goodwill impairment charge recorded during 2006, the majority of which is not deductible for tax purposes.

(d)	The lower effective tax rate in 2007 results from $34.4 million of tax benefits recorded in 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from a settlement of a multi-year Internal Revenue Service audit in the first quarter of 2007 and the expiration of various federal and state tax statutes of limitations during the third quarter of 2007.

	December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Balance Sheet Data:
Working capital	$478,978	$572,939	$656,173	$547,333	$929,693
Goodwill	387,307	387,307	330,495	1,355,098	1,363,100
Total assets	1,459,997	1,554,785	1,639,157	3,387,832	3,554,787
Long-term debt, net of current maturities	21,863	7,591	—	—	—
Convertible subordinated notes, net of current maturities	442,500	442,500	413,750	143,750	143,750
Total stockholders’ equity	663,247	703,738	729,083	2,185,143	2,657,966

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a leading national provider of specialty contracting services. On January 1, 2008, we began reporting our results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Specifically, the comprehensive services provided by the Infrastructure Services segment include designing, installing, repairing and maintaining network infrastructure, as well as certain ancillary services. Additionally, the dark fiber (Dark Fiber) segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to our customers. The Dark Fiber segment services educational institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

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

We had consolidated revenues for the year ended December 31, 2008 of approximately $3.78 billion, of which 56.8% was attributable to electric power work, 20.8% to gas work, 14.2% to telecommunications and cable television work and 6.6% to ancillary services, such as inside electrical wiring, intelligent traffic networks, fueling systems, cable and control systems for light rail lines, airports and highways and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In addition, 1.6% of our consolidated revenues for the year ended December 31, 2008 was generated by our Dark Fiber segment.

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

For our Infrastructure Services segment, we recognize revenue on our unit price and cost-plus contracts when units are completed or services are performed. For our fixed price contracts, we record revenues as work on the contract progresses on a percentage-of-completion basis. Under this method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer.

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

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and volatile capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We believe that our customers, many of whom are regulated utilities, remain financially stable in general, and many of our customers may be able to continue with their business plans without substantial constraints. While our business was not significantly impacted by the negative economic and market conditions in 2008, we expect these conditions may negatively impact demand for our services in the near-term until these conditions significantly improve.

Seasonality; Fluctuations of Results

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Revenues during the fourth quarter of the year are typically lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby reduce revenues and increase costs.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Weather.  Adverse or favorable weather conditions can impact gross margins in a given period. For example, it is typical in the first quarter of any fiscal year that parts of the country may experience snow or rainfall that may negatively impact our revenues and gross margin due to reduced productivity. In many cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, severe weather, such as hurricanes and ice storms, can provide us with higher margin emergency restoration service work, which generally has a positive impact on margins.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, letter of credit fees and gains and losses on the sale of property and equipment.

Results of Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations data below does not reflect the operations of Environmental Professional Associates, Limited (EPA) in any periods since EPA’s results of operations are reflected as a discontinued operation in our accompanying consolidated statements of operations. Accordingly, the 2006 amounts below do not agree to the amounts originally reported. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,
	2006		2007		2008

Revenues	$2,109,632	100.0%	$2,656,036	100.0%	$3,780,213	100.0%
Cost of services (including depreciation)	1,796,916	85.2	2,227,289	83.9	3,145,347	83.2

Gross profit	312,716	14.8	428,747	16.1	634,866	16.8
Selling, general and administrative expenses	181,478	8.6	240,508	9.0	309,399	8.2
Amortization of intangible assets	363	—	18,759	0.7	36,300	1.0
Goodwill impairment	56,812	2.7	—	—	—	—

Operating income	74,063	3.5	169,480	6.4	289,167	7.6
Interest expense	(26,822)	(1.2)	(21,515)	(0.8)	(17,505)	(0.5)
Interest income	13,924	0.7	19,977	0.7	9,765	0.3
Gain (loss) on early extinguishment of debt, net	1,598	—	(34)	—	(2)	—
Other, net	425	—	(546)	—	342	—

Income from continuing operations before income taxes	63,188	3.0	167,362	6.3	281,767	7.4
Provision for income taxes	46,955	2.2	34,222	1.3	115,026	3.0

Income from continuing operations	$16,233	0.8%	$133,140	5.0%	$166,741	4.4%

2008 compared to 2007

Revenues.  Revenues increased $1.12 billion, or 42.3%, to $3.78 billion for the year ended December 31, 2008. Electric power services increased by approximately $637.1 million, or 42.2%, gas services increased by approximately $427.4 million, or 119.7%, and telecommunications and cable television network services increased by approximately $92.1 million, or 20.8%. In addition to the contribution of revenues from the InfraSource operating units acquired through the Merger, revenues were favorably impacted by an increase of approximately $76.8 million in emergency restoration services, from approximately $130.9 million in 2007 to approximately $207.7 million in 2008, due primarily to the impact of hurricanes in the Gulf Coast region of the United States. Additionally, revenues increased due to an increased number and size of projects as a result of larger capital budgets for our customers, specifically in connection with electric transmission projects and certain natural gas transmission projects, as well as improved pricing. Lastly, revenues increased due to the impact of $44.9 million in additional revenues in 2008 from the Dark Fiber segment acquired as part of the Merger. Partially offsetting these increases was a decrease in ancillary services revenues of approximately

$77.4 million, or 23.6%, primarily due to declines in the housing market, the timing of projects and more selectivity in projects bid, as well as resources being utilized for projects in other types of work.

Gross profit.  Gross profit increased $206.1 million, or 48.1%, to $634.9 million for the year ended December 31, 2008. The increase in gross profit results primarily from the contribution of the InfraSource operating units acquired through the Merger coupled with the effect of the increased revenues discussed above. As a percentage of revenues, gross margin increased from 16.1% in 2007 to 16.8% in 2008. The gross margin was positively impacted in 2008 as compared to 2007 by improved pricing, an increase in the amount of emergency restoration services, as discussed above, which typically generate higher margins, the contribution of the higher margin Dark Fiber segment acquired as part of the Merger and better fixed costs absorption as a result of higher revenues. These positive factors were partially offset by declines in margins derived from telecommunications and ancillary revenues due to losses on a telecommunication project and certain intelligent traffic network projects during the third and fourth quarters of 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $68.9 million, or 28.6%, to $309.4 million for the year ended December 31, 2008. The increase in selling, general and administrative expenses was primarily a result of the addition of administrative expenses associated with the InfraSource operating units acquired through the Merger, as well as higher salaries and benefits associated with increased personnel, salary increases and increased performance bonuses. Bad debt expense increased $6.0 million in 2008 to $7.3 million primarily due to the economic downturn and volatile capital markets experienced during the second half of 2008. As a percentage of revenues, selling, general and administrative expenses decreased from 9.0% in 2007 to 8.2% in 2008 primarily due to improved cost absorption as a result of higher revenues.

Amortization of intangible assets.  Amortization of intangible assets increased $17.5 million to $36.3 million for the year ended December 31, 2008. This increase is attributable to the amortization of intangible assets associated with acquisitions completed since the beginning of 2007, primarily the acquisition of InfraSource completed on August 30, 2007.

Interest expense.  Interest expense decreased $4.0 million to $17.5 million for the year ended December 31, 2008, due to the conversion, redemption or repurchase of all of the remaining 4.5% convertible subordinated notes on or before October 8, 2008 and the maturity and repayment of the remaining 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $9.8 million for the year ended December 31, 2008, compared to $20.0 million for the year ended December 31, 2007. The decrease in interest income primarily relates to a lower average investment balance and lower average interest rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Provision for income taxes.  The provision for income taxes was $115.0 million for the year ended December 31, 2008, with an effective tax rate of 40.8%, compared to a provision of $34.2 million for the year ended December 31, 2007, with an effective tax rate of 20.4%. The lower effective tax rate for 2007 resulted from $34.4 million of tax benefits recorded in 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit in the first quarter of 2007 and the expiration of various federal and state tax statutes of limitations during the third quarter of 2007. Excluding the tax benefits, the effective tax rate would have been 41.0% for the year ended December 31, 2007.

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

Gross profit.  Gross profit increased $116.0 million, or 37.1%, to $428.7 million for the year ended December 31, 2007. Of the $116.0 million increase, approximately $61.0 million relates to gross profit of the InfraSource operating units acquired in the Merger for the period September 1, 2007 through December 31, 2007. The additional $54.9 million increase in gross profit resulted primarily from increased margins associated with generally improved pricing for our services, higher productivity and good weather that favorably impacted projects in the Northeast during the summer months, higher volumes of emergency restoration service work and better absorption of fixed costs. These positive effects were partially offset by lower productivity on certain projects due to heavy rainfall in the south central United States during the second quarter of 2007 and early part of the third quarter of 2007.

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

Amortization of intangible assets.  Amortization of intangible assets increased $18.4 million to $18.8 million for the year ended December 31, 2007. This increase is attributable to the amortization of intangible assets associated with acquisitions completed in 2007, primarily the acquisition of InfraSource.

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

Interest expense.  Interest expense decreased $5.3 million to $21.5 million for the year ended December 31, 2007, due partially to the expensing of unamortized debt issuance costs of $3.3 million during 2006 as a result of replacing our prior credit facility in June 2006 and repurchasing 80.7% of our 4.0% convertible subordinated notes in the second quarter of 2006. The 3.75% convertible subordinated notes issued in the second quarter of 2006 have a lower interest rate than the 4.0% convertible subordinated notes. Additionally, interest expense decreased as a result of the maturity and repayment of the remaining 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $20.0 million for the year ended December 31, 2007, compared to $13.9 million for the year ended December 31, 2006. The increase in interest income primarily relates to a higher average investment balance and higher average interest rates for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Provision for income taxes.  The provision for income taxes was $34.2 million for the year ended December 31, 2007, with an effective tax rate of 20.4%, compared to a provision of $47.0 million for the year ended December 31, 2006, with an effective tax rate of 74.3%. The lower effective tax rate for 2007 results from $34.4 million of tax benefits recorded in 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit in the first quarter of 2007 and the expiration of various federal and state tax statutes of limitations during the third quarter of 2007. Excluding the tax benefits, the effective tax rate would have been 41.0% for the year ended December 31, 2007. The higher tax rate in 2006 results primarily from the goodwill impairment charge recorded during the fourth quarter of 2006, the majority of which is not deductible for tax purposes. Excluding the effect of the goodwill impairment charge, the effective tax rate would have been 39.2% for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $437.9 million as of December 31, 2008, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Increased demand for services resulting from, for example, initiatives to rebuild the United States electric power grid or support renewable energy projects may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash.

Although recent distress in the financial markets has not had a significant impact on our financial position, results of operations or cash flows as of and for the year ended December 31, 2008, management continues to monitor the financial markets and general national and global economic conditions. If further changes in financial markets or other areas of the economy adversely impacted our ability to access capital markets, we would expect to rely on a combination of available cash and borrowing capacity under our credit facility to provide short-term funding. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at December 31, 2008. Accordingly, we do not anticipate that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Capital expenditures are expected to be approximately $180 million for 2009. Approximately $85 million of the expected 2009 capital expenditures are targeted for the expansion of our dark fiber network, primarily in connection with committed customer arrangements, with the majority of the remaining expenditures for operating equipment in the Infrastructure Services segment.

Our 3.75% convertible subordinated notes due 2026 (3.75% Notes) are not presently convertible into our common stock, although they have been convertible in certain prior quarters as a result of the satisfaction of the market price condition described in further detail in “Debt Instruments — 3.75% Convertible Subordinated Notes” below. The 3.75% Notes could become convertible in future periods upon the satisfaction of the market price condition or other conditions. If any holder of the convertible notes requests to convert their notes, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued.

Sources and Uses of Cash

As of December 31, 2008, we had cash and cash equivalents of $437.9 million, working capital of $929.7 million and long-term debt of $143.8 million, net of current maturities. We also had $160.2 million of letters of credit outstanding under our credit facility, leaving $314.8 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of collection of receivables. Working capital needs are generally higher during the summer and fall months due to increased services in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities provided net cash to us of $242.5 million during 2008 as compared to $219.2 million and $120.6 million during 2007 and 2006. The increase in operating cash flows in 2008 as compared to 2007 relates primarily to higher levels of income due to year over year growth and contributions from higher profit margins, and was largely offset by increased accounts receivable at December 31, 2008, which resulted in part from the timing of collections that occurred shortly after year-end. Accounts receivable also included larger retainage balances on certain projects that were billed and collected in 2009.

The increase in operating cash flows in 2007 as compared to 2006 relates primarily to the growth in net income and revenues as a result of the Merger and internal growth as described above.

Investing Activities

During 2008, we used net cash in investing activities of $219.3 million as compared to $120.6 million and $38.5 million used in investing activities in 2007 and 2006. Investing activities in 2008 included $185.6 million used for capital expenditures, partially offset by $15.4 million of proceeds from the sale of equipment. During 2007 and 2006, we used $127.9 and $48.5 million for capital expenditures, partially offset by $27.5 million and $10.0 million of proceeds from the sale of equipment. The increase in capital expenditures of $57.7 million in 2008 compared to 2007 and $79.5 million in 2007 compared to 2006 are related primarily to the growth in our business and capital expenditure requirements as a result of the Merger, primarily from our Dark Fiber segment, which expended $99.6 million and $23.7 million during 2008 and 2007. Investing activities during 2008 also include $34.5 million in net cash outlays for three acquisitions and $14.6 million paid to secure patents and developed technology. Quanta made four acquisitions during 2007, including the Merger. Investing cash flows in 2007 include $20.1 million in net cash outlay for these acquisitions, including $12.1 million of acquisition expenses related to the Merger. Investing activities in 2006 and the first quarter of 2007 included purchases and sales of variable rate demand notes (VRDNs), which are classified as short-term investments, available for sale when held. We did not invest in VRDNs after the first quarter of 2007.

Financing Activities

In 2008, financing activities provided net cash of $8.2 million as compared to $78.9 million and $2.7 million used in financing activities in 2007 and 2006. Net cash provided by financing activities in 2008 resulted primarily from $6.0 million received from the exercise of stock options. Net cash used in financing activities in 2007 resulted primarily from a $60.5 million repayment of debt associated with the Merger and a $33.3 million repayment of the 4.0% convertible subordinated notes. The $2.7 million net use of cash in 2006 resulted primarily from a repayment of $7.5 million under the term loan portion of our prior credit facility coupled with $6.0 million in debt issuance costs, partially offset by $5.8 million in net borrowings and certain activity related to stock compensation. The $5.8 million in net borrowings primarily relates to the issuance of $143.8 million aggregate principal amount of our 3.75% convertible subordinated notes and the repurchase through a tender offer of $137.1 million aggregate principal amount of our 4.0% convertible subordinated notes.

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

As of December 31, 2008, we had approximately $160.2 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $314.8 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of December 31, 2008, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% Notes.

4.0% Convertible Subordinated Notes

During the first half of 2007, we had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes due 2007 (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest was repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At December 31, 2008, none of our 4.5% convertible subordinated notes due 2023 (4.5% Notes) were outstanding. The 4.5% Notes were originally issued in October 2003 for an aggregate principal amount of $270.0 million and required semi-annual interest payments on April 1 and October 1 until maturity. The resale of the 4.5% Notes and the shares issuable upon their conversion was registered for the benefit of the holders on a shelf registration statement filed with the SEC.

The indenture under which the 4.5% Notes was issued provided the holders of the notes the right to require us to repurchase in cash, on October 1, 2008, all or some of their notes at the principal amount thereof plus accrued and unpaid interest. As a result of this repurchase right, we reclassified approximately $270.0 million outstanding aggregate principal amount of the 4.5% Notes as a current obligation in October 2007.

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

During 2008, the holders of $269.8 million aggregate principal amount of the 4.5% Notes elected to convert their notes, resulting in the issuance of 24,229,781 shares of our common stock, substantially all of which followed the redemption notice. We also repurchased $106,000 aggregate principal amount of the 4.5% Notes on October 1, 2008 pursuant to the holders’ election and redeemed for cash $49,000 aggregate principal amount of the notes, plus accrued and unpaid interest, on October 8, 2008. As a result of all of these transactions, none of the 4.5% Notes remained outstanding as of October 8, 2008.

3.75% Convertible Subordinated Notes

At December 31, 2008, we had outstanding $143.8 million aggregate principal amount of 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders on a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our dark fiber network and surety guarantees. We have not engaged in any off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2008, the maximum guaranteed residual value was approximately $156.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2008, we had $160.2 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for any bonds that were outstanding under it at the closing of the Merger and have not expired or been replaced, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2008, an aggregate of approximately $918.9 million in original face amount of bonds issued by our sureties were outstanding. Our estimated cost to complete these bonded projects was approximately $201.6 million as of December 31, 2008.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses.

Contractual Obligations

As of December 31, 2008, our future contractual obligations are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter

Long-term obligations — principal	$144,905	$1,155	$—	$—	$—	$143,750	$—
Long-term obligations — cash interest	23,359	5,391	5,391	5,391	5,391	1,795	—
Operating lease obligations	175,489	56,386	38,781	30,652	20,328	15,079	14,263
Committed capital expenditures for dark fiber networks under contracts with customers	71,190	70,872	294	24	—	—	—

Total	$414,943	$133,804	$44,466	$36,067	$25,719	$160,624	$14,263

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

As of December 31, 2008, the total unrecognized tax benefit related to uncertain tax positions was $59.2 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next 12 months unrecognized tax benefits will decrease up to $24.8 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded. For further information, see our risk factor regarding our unionized operations in Item 1A. “Risk Factors.”

Self-Insurance

We are insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and December 31, 2008, the gross amount accrued for insurance claims totaled $152.0 million and $147.9 million, with $110.1 million and $105.0 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and December 31, 2008 were $22.1 million and $12.5 million, of which $11.9 million and $7.2 million are included in prepaid expenses and other current assets and $10.2 million and $5.3 million are included in other assets, net.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has experienced financial distress. Effective September 29, 2008, Quanta consummated a novation transaction that released this distressed casualty insurance carrier from all further obligations in connection with the policies in effect during that period in exchange for the payment to us of an agreed amount. Our current casualty insurance carrier assumed all obligations under the policies in effect during that period; however, we are obligated to indemnify the carrier in full for any liabilities under the policies assumed. At December 31, 2008, we estimated that the total future claim amounts associated with the novated policies was $6.8 million, based on an estimate of the potential range of these future claim amounts at December 31, 2008 of between $2.0 million and $8.0 million. The actual amounts ultimately paid by us in connection with these claims, if any, could vary materially from the above range and could be impacted by further claims development. During the second quarter of 2008, we recorded an allowance of $3.4 million for potentially uncollectible amounts estimated to be ultimately due from the distressed insurer. As a result of the novation transaction, the net receivable balance remaining was written off in the third quarter of 2008, with an immaterial impact to the three month period ended September 30, 2008 and the year ended December 31, 2008.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2008 or revenues for the years ended December 31, 2006, 2007 or 2008.

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

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2006, 2007 and 2008, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosure related to the application of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and its related interpretive accounting pronouncements that address share-based payment transactions. We adopted SFAS No. 157 on January 1, 2008 as it applies to our financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, we will begin following the guidance of SFAS No. 157 with respect to our non-financial assets and liabilities in the quarter ended March 31, 2009. At December 31, 2008, we had no material financial assets and liabilities on our balance sheet carried at fair value other than cash and cash equivalents balances which are disclosed as Level 1 assets in Note 2 to our Consolidated Financial Statements, and therefore the partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. Additionally, we do not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis; however, we do have non-financial assets that are evaluated against measures of fair value on a non-recurring or as-needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on our balance sheet as of December 31, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 provides clarifying guidance with respect to the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that asset in not active. FSP FAS 157-3 was effective upon its issuance. The application of FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2008 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows in the near-term.

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2008 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows in the near-term.

On January 1, 2008, we adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because we did not declare any dividends during 2008 and do not currently anticipate declaring dividends in the near future, the adoption of EITF 06-11 did not have any impact during the year ended December 31, 2008, and is not expected to have a material impact in the near-term, on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we adopted SFAS No. 160 on January 1, 2009, with no material impact to our consolidated financial position, results of operations or cash flows on the date of adoption. As we do not currently have any material subsidiaries with non-controlling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows in the near-term.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and accordingly, we adopted SFAS No. 141(R) on January 1, 2009. Earlier application was prohibited, and assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date, the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred, other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but we expect that it may have a material impact on our consolidated financial position, results of operations or cash flows as a result of acquisitions in future periods.

In December 2007, the SEC published Staff Accounting Bulletin (SAB) No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the SEC staff states that they would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Because we did not issue any stock options in 2008, SAB 110 had no impact on our consolidated financial position, results of operations or cash flows in 2008. Furthermore, because we currently do not anticipate issuing stock options in the near future, SAB 110 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows in the near-term.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB No. 133.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand how a reporting entity’s derivative instruments and hedging activities impact the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. We adopted SFAS No. 161 on January 1, 2009, with no material impact on our consolidated financial position, results of operations or cash flows on the date of adoption. As we have not entered into any material derivatives or hedging activities and do not currently anticipate doing so, the adoption of SFAS No. 161 is not anticipated to have a material impact on our consolidated financial position, results of operations, cash flows or disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we adopted FSP 142-3 on January 1, 2009. FSP 142-3 did not have an impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but we expect that it may have a material impact on our consolidated financial position, results of operations or cash flows in future periods.

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

In May 2008, the FASB issued FASB Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate and interest cost. The value of the equity component is recognized with an offsetting discount to the face value of the debt, which will be amortized as non-cash interest expense over the expected life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and will be applied retrospectively to all periods presented. Accordingly, we adopted FSP APB 14-1 on January 1, 2009 and will apply FSP APB 14-1 retrospectively to all periods presented in future filings. We will record a cumulative effect of the change in accounting principle as of January 1, 2007 of approximately $29.6 million and non-cash interest expense of approximately $17.8 million ($11.3 million after-tax) and $14.5 million ($9.2 million after-tax) for the years ended December 31, 2007 and 2008. In addition, we will record additional non-cash interest expense annually thereafter until our 3.75% Notes are redeemable at the holder’s option in April 2013, with approximately $4.3 million ($2.7 million after-tax) to be recorded in 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under the definition of SFAS No. 128, “Earnings per Share” and should be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Accordingly, we adopted FSP EITF 03-6-1 on January 1, 2009. All prior period earnings per share data presented will be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application was not permitted. All of our restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-06-1. Through December 31, 2008, any unvested restricted stock grants are accounted for under the treasury stock method. Under this method unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. Beginning in the first quarter of 2009, under FSP ETIF 03-6-1, we will retrospectively restate earnings per share data for all prior and future periods presented to include all participating unvested restricted common shares in the calculation of weighted average basic and dilutive shares outstanding. The impact of the retrospective application of FSP ETIF 03-6-1 on earnings per share is anticipated to be immaterial.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This criterion is also important in evaluating whether EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” applies to certain financial instruments that are not derivatives under SFAS No. 133. An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, we adopted EITF 07-5 on January 1, 2009, with no material impact to our consolidated financial position, results of operations or cash flows on the date of adoption. We also do not anticipate the adoption of EITF 07-5 to have a material impact on our consolidated financial position, results of operations and cash flows in the near-term.

In November 2008, the FASB ratified EITF Issue 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-06). EITF 08-6 requires that the initial measurement of an equity method investment be at cost in accordance with SFAS No. 141(R). It also requires that an equity method investor recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 19(h) of APB Opinion 18. Additionally, an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment, and an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings, subject to certain exceptions. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Accordingly, we adopted EITF 08-6 on January 1, 2009, with no material impact to our consolidated financial position, results of operations or cash flows on the date of adoption. We also do not anticipate the adoption of EITF 08-6 to have a material impact on our consolidated financial position, results of operations and cash flows in the near term.

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensible Intangible Assets.” EITF 08-7 requires that a defensible intangible asset should be accounted for as a separate unit of account rather than as part of the cost of an acquirer’s existing intangible assets and that the useful life assigned to such defensible intangible asset should reflect the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008. Accordingly, we adopted EITF 08-7 on January 1, 2009, with no impact on our consolidated financial position, results of operations or cash flows at the date of adoption. We anticipate that the adoption of EITF 08-7 may have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in future periods.

In November 2008, the FASB ratified EITF Issue 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF 08-8 provides guidance regarding the accounting for a financial instrument or embedded feature when it is indexed to a subsidiary considered to be a substantive entity in that such instrument or feature is not precluded from being considered indexed to the entity’s own stock in the consolidated financial statements of the parent. Additionally, an equity-classified instrument or feature within the scope of EITF 08-8 shall be presented as a component of noncontrolling interest in the consolidated financial statements, whether the instrument was entered into by the parent or subsidiary. EITF 08-8 is effective in fiscal years beginning on or after December 15, 2008. Accordingly, we adopted EITF 08-8 on January 1, 2009, with no impact to our consolidated financial position on the date of adoption because we had no such instruments or embedded features at December 31, 2008. We also do not expect the adoption of EITF 08-8 to have a material impact on our consolidated financial position, results of operations or cash flows in the near-term.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published and the reported amounts of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates. Management has reviewed its development and selection of critical accounting estimates with the audit committee of our Board of Directors. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Infrastructure Services — We design, install and maintain networks for the electric power, gas, telecommunications and cable television industries, as well as provide various ancillary services to commercial, industrial and governmental entities. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue when units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input-basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with our work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable and can be reasonably estimated. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

We may incur costs related to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Dark Fiber — Quanta has fiber-optic facility licensing agreements with various customers, pursuant to which it recognizes revenues, including any initial fees or advance billings, ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2007 and 2008, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $23.2 million and $34.6 million and are recognized as deferred revenue, with $15.6 million and $25.1 million considered to be long-term and included in other non-current liabilities. Actual revenues may differ from those estimates if the contracts are not renewed as expected.

Self-Insurance.  We are insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. We are also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, we are subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and December 31, 2008, the gross amount accrued for insurance claims totaled $152.0 million and $147.9 million, with $110.1 million and $105.0 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and December 31, 2008 were $22.1 million and $12.5 million, of which $11.9 million and $7.2 million are included in prepaid expenses and other current assets and $10.2 million and $5.3 million are included in other assets, net.

Our casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has experienced financial distress. Effective September 29, 2008, Quanta consummated a novation transaction that released this distressed casualty insurance carrier from all further obligations in connection with the policies in effect during that period in exchange for the payment to us of an agreed amount. Our current casualty insurance carrier assumed all obligations under the policies in effect during that period; however, we are obligated to indemnify the carrier in full for any liabilities under the policies assumed. At December 31, 2008, we estimated that the total future claim amounts associated with the novated policies was $6.8 million, based on an estimate of the potential range of these future claim amounts at December 31, 2008 of between $2.0 million and $8.0 million. The actual amounts ultimately paid by us in connection with these claims, if any, could vary materially from the above range and could be impacted by further claims development. During the second quarter of 2008, we recorded an allowance of $3.4 million for potentially uncollectible amounts estimated to be ultimately due from the distressed insurer. As a result of the novation transaction, the net receivable balance remaining was written off in the third quarter of 2008, with an immaterial impact to the three month period ended September 30, 2008 and the year ended December 31, 2008.

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

SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from our impairment test; therefore, we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate, loss of a significant customer or a loss of key personnel, among others. Additionally, a decrease in market capitalization below book value may trigger the need for interim impairment testing. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. When necessary, we engage third party specialists to assist us with our valuations. The valuations employ a combination of present value techniques and market multiple techniques to measure fair value. These valuations are based on a discount rate determined by management to be consistent with industry discount rates and the risks inherent in our current business model. A provision for impairment could be required in a future period if future operating results and residual values differ from our estimates. Intangible assets with definite lives are also reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be realizable.

As part of our 2006 annual test for goodwill impairment, goodwill in the amount of $56.8 million was written off as a non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which had historically served the cable television industry. This operating unit had transitioned to FTTN and FTTP deployments for our customers and had previously forecasted expectations to begin deployments of the broadband over power line (BPL) technology in late 2005. However, because the prospective BPL customers were still analyzing the costs and benefits of using this technology at the end of 2006, management determined the BPL work would be delayed. With the future revenue growth related to BPL delayed, and the resulting impact on projected cash flows reduced at December 31, 2006, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized. For this operating unit, the remaining unimpaired balance of goodwill is $30.3 million. This operating unit, as well as others that had previously served the cable television industry, had successfully expanded its services to include FTTN and FTTP services and therefore, currently operates with sufficient cash flows to support any remaining goodwill balances.

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

The estimated fair value of our reporting units exceeded their carrying value for the annual goodwill impairment test at December 31, 2008. As of December 31, 2008, we believe the goodwill is recoverable for all of the reporting units, however there can be no assurances that the goodwill will not be impaired in future periods.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Since estimating future cash flows requires significant judgment, our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Such expense would be reflected in income (loss) from operations in the consolidated statements of operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts.  We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosure or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business of cash flows, which may be further impacted by the current financial crisis and volatility of the markets, could affect its ability to collect amounts due from them. Certain of our customers, several of them large public telecommunications carriers and utility customers, have experienced financial difficulties in the past. Should any major customers experience difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent estimated.

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. We record reserves for expected tax consequences of such uncertain positions assuming the taxing authorities’ full knowledge of the position and all relevant facts.

The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in our future consolidated balance sheets and statements of operations.

Outlook

Over the past two years, many utilities across the country increased or indicated plans to increase spending on their transmission and distribution systems, with a more significant focus on the upgrade and build-out of the transmission grid. As a result, new construction, pole change-outs, line upgrades and maintenance projects on many systems are occurring. While we expect this trend to continue over the next few quarters, capital constraints impacting our customers as a result of the current economic downturn could slow this spending, particularly in connection with their distribution systems.

We believe that renewable energy initiatives, including wind and solar, will create opportunities over the long-term for us to provide engineering, project management and installation services for renewable projects. State mandates, which set standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of additional renewable energy projects. While the latter part of 2008 experienced a decline in renewable energy spending, we expect future spending on renewable energy initiatives to increase, although investments could be impacted by capital constraints if the financial markets continue to deteriorate.

We also anticipate increased spending over the next decade as a result of the Energy Policy Act of 2005 (the Energy Act), which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems, although rule-making initiatives under the Energy Act could be impacted, both in timing and in scope, by the new presidential administration. Additionally, we expect the construction of renewable energy facilities, including wind and solar power generation, to result in the need for additional transmission lines and substations. As a result of these and other factors, we expect a continued shift in our services mix to a greater proportion of high-voltage electric power transmission and substation projects over the long-term, as well as opportunities to provide installation services for renewable projects. Many of these projects have a long-term horizon, and timing and scope can be negatively affected by numerous factors, including regulatory permitting, availability of funding and the effect of negative economic and market conditions.

We believe that certain provisions of the American Recovery and Reinvestment Act of 2009 (ARRA), enacted in February 2009, will also increase demand for our services over the long-term. The economic stimulus programs under the ARRA include incentives in the form of direct spending and tax cuts and credits for renewable energy, energy efficiency and electric power and telecommunications infrastructure. For example, the ARRA extended tax credits for wind projects until 2012, which we expect will encourage further development in wind energy. Funds provided to the states for the restoration, repair and construction of highways will also likely require the relocation and upgrade of electric power, telecommunications and natural gas infrastructure. We anticipate investments in many of these initiatives to create opportunities for our operations, although we cannot predict the timing of the implementation of the programs that support these investments or the timing or scope of the investments once the programs are implemented.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners, such as us. These trends include an aging utility workforce, increasing volumes of work, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

We also see potential growth opportunities in our gas operations, primarily in natural gas gathering and pipeline installation and maintenance services, although recently this business has been negatively impacted by lower natural gas prices and capital constraints on spending by our customers. In the past, our gas operations have been challenged by lower margins overall, due in part to our gas distribution services that have been impacted by certain lower margin contracts and by recent declines in new housing construction in certain sectors of the country. We have allocated resources to more profitable services, and we are optimistic about these operations in the future, although economic and market conditions as well as the level of natural gas prices may continue to negatively affect this business in the near-term.

In the telecommunications industry, various initiatives are underway by several wireline carriers and government organizations that provide us with opportunities, in particular, initiatives for fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives have been underway by Verizon, AT&T and other telecommunications providers, and municipalities and other government jurisdictions have also become active in these initiatives. Since the second quarter of 2008, we have seen a significant slow-down in FTTP and FTTN deployment, and we anticipate this slow-down to continue if economic and market conditions remain stagnant or further deteriorate. In connection with our wireless operations, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. We anticipate increased opportunities from these plans over the long-term, with the timing and amount of spending on these plans somewhat dependent on future economic and market conditions.

We anticipate that the future initiatives by the telecommunication carriers will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers; however, the timing of any upgrades is uncertain.

Our Dark Fiber segment is also experiencing growth primarily through the expansion into additional geographic markets, with a focus within those markets on education and healthcare customers where secure high-speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the negative impact, if any, of the current economic downturn on these growth opportunities. To support the growth in this business, we anticipate the need for continued significant capital expenditures. Our Dark Fiber segment typically generates higher margins than our Infrastructure Services segment, but we can give no assurance that the Dark Fiber segment margins will continue at historical levels.

Historically, our customers have continued to spend throughout short-term economic softness or weak recessions. A long-term or deep recession, however, would likely have some negative impact on our customers’ spending. In addition, the volatility of the capital markets may negatively affect our customers’ plans for future projects, which could be delayed, reduced or suspended if funding is not available. It is uncertain when and to what extent the current unfavorable economic and market conditions will improve, or if they will deteriorate further. Despite reductions in capital spending by some of our customers, our revenues in certain of the industries we serve may not decline, as utilities continue outsourcing more of their work, in part due to their aging workforce issues. Additionally, many of the capital expenditure reductions announced by utilities relate to power generation and areas other than transmission and distribution systems, and therefore, we may not be significantly impacted by these reductions. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber networks, and we are recognized as a key partner in deploying these services.

With the growth in several of our markets and our margin enhancement initiatives, we continue to see our gross margins generally improve, although reductions in spending by our customers, particularly in our telecommunications operations, could negatively affect our margins. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures for 2009 are expected to be approximately $180 million, of which $85 million of these expenditures are targeted for dark fiber network expansion with the majority of the remaining expenditures for operating equipment in the Infrastructure Services segment. We expect 2009 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

On August 30, 2007, we consummated the Merger with InfraSource, which enhanced our resources and expanded our service portfolio through InfraSource’s complementary businesses, strategic geographic footprint and skilled workforce. We have already begun to realize the benefits of the Merger through additional opportunities, and we continue to expect that the combined company will be able to better serve our customers as demand grows in their respective industries.

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

We believe that we are adequately positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services; however, we cannot predict the actual timing, magnitude or impact these opportunities and trends will have on our operating results and financial position, especially in light of the economic downturn and volatile capital markets.

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisition of InfraSource;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005, renewable energy initiatives and the American Recovery and Reinvestment Act of 2009 (ARRA);

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic and financial conditions, including the recent volatility in the capital markets, and trends in relevant markets;

•	Delays, reductions in scope or cancellations of existing projects, including as a result of capital constraints that may impact our customers;

•	Our ability to generate internal growth;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to effectively compete for new projects;

•	Potential failure of the Energy Policy Act of 2005, renewable energy initiatives or the ARRA to result in increased spending on the electrical power transmission infrastructure;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our ability to realize our backlog;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to successfully identify, complete and integrate acquisitions;

•	The adverse impact of goodwill, other intangible asset or long-lived asset impairments;

•	The potential inability to realize a return on our capital investments in our dark fiber infrastructure;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectability of receivables;

•	Liabilities for claims that are not insured;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Potential lack of available suppliers, subcontractors or equipment manufacturers;

•	Our growth outpacing our infrastructure;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Our ability to achieve anticipated synergies and other benefits from our Merger with InfraSource or other acquisitions;

•	Our ability to obtain performance bonds;

•	Risks related to the implementation of an information technology solution;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber licensing business and additional regulation relating to existing or potential foreign operations;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing, leasing and investment activities and thereby our ability to grow our operations;

•	The potential conversion of our outstanding 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

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

Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally with collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the current financial crisis and volatility of the markets. However, we believe the concentration of credit risk related to trade accounts receivable is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. The fair market values of our convertible subordinated notes are determined based upon quoted secondary market prices on or before the dates specified were as follows (in millions):

	December 31, 2007		December 31, 2008
	Principal	Fair Market	Principal	Fair Market
	Outstanding	Value	Outstanding	Value

4.5% Notes	$270.0	$640.2	$—	$—
3.75% Notes	143.8	185.4	143.8	136.6

Total	$413.8	$825.6	$143.8	$136.6

As a result of certain repurchases, redemptions and conversions, which are described in further detail in Note 8 of our consolidated financial statements, none of the 4.5% Notes remained outstanding as of October 8, 2008. In addition, the volatility of the credit markets is likely to significantly impact our interest income related to our cash investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas
March 2, 2009

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(In thousands, except share information)

ASSETS
Current Assets:
Cash and cash equivalents	$407,081	$437,901
Accounts receivable, net of allowances of $4,620 and $8,802	719,672	795,251
Costs and estimated earnings in excess of billings on uncompleted contracts	72,424	54,379
Inventories	25,920	25,813
Prepaid expenses and other current assets	79,665	68,147

Total current assets	1,304,762	1,381,491
Property and equipment, net of accumulated depreciation of $300,178 and $330,070	532,285	635,456
Other assets, net	42,992	34,023
Other intangible assets, net of accumulated amortization of $20,915 and $57,215	152,695	140,717
Goodwill	1,355,098	1,363,100

Total assets	$3,387,832	$3,554,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and notes payable	$271,011	$1,155
Accounts payable and accrued expenses	420,815	400,253
Billings in excess of costs and estimated earnings on uncompleted contracts	65,603	50,390

Total current liabilities	757,429	451,798
Convertible subordinated notes	143,750	143,750
Deferred income taxes	101,416	83,422
Insurance and other non-current liabilities	200,094	217,851

Total liabilities	1,202,689	896,821

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 172,455,951 and 199,312,931 shares issued and 170,255,631 and 196,928,203 shares outstanding	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, and 760,171 and 662,293 shares issued and outstanding	—	—
Additional paid-in capital	2,423,349	2,740,552
Accumulated deficit	(214,191)	(47,450)
Accumulated other comprehensive income	3,663	(2,956)
Treasury stock, 2,200,320 and 2,389,034 common shares, at cost	(27,680)	(32,182)

Total stockholders’ equity	2,185,143	2,657,966

Total liabilities and stockholders’ equity	$3,387,832	$3,554,787

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share information)

Revenues	$2,109,632	$2,656,036	$3,780,213
Cost of services (including depreciation)	1,796,916	2,227,289	3,145,347

Gross profit	312,716	428,747	634,866
Selling, general and administrative expenses	181,478	240,508	309,399
Amortization of intangible assets	363	18,759	36,300
Goodwill impairment	56,812	—	—

Operating income	74,063	169,480	289,167
Interest expense	(26,822)	(21,515)	(17,505)
Interest income	13,924	19,977	9,765
Gain (loss) on early extinguishment of debt, net	1,598	(34)	(2)
Other income (expense), net	425	(546)	342

Income from continuing operations before income taxes	63,188	167,362	281,767
Provision for income taxes	46,955	34,222	115,026

Income from continuing operations	16,233	133,140	166,741
Discontinued operation:
Income from discontinued operation (net of income tax expense of $688, $1,345 and none)	1,250	2,837	—

Net income	$17,483	$135,977	$166,741

Basic earnings per share:
Income from continuing operations	$0.14	$0.98	$0.94
Income from discontinued operation	0.01	0.02	—

Net income	$0.15	$1.00	$0.94

Weighted average basic shares outstanding	117,027	135,793	176,790

Diluted earnings per share:
Income from continuing operations	$0.14	$0.87	$0.88
Income from discontinued operation	0.01	0.02	—

Net income	$0.15	$0.89	$0.88

Weighted average diluted shares outstanding	117,863	167,260	202,363

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cash Flows from Operating Activities:
Net income	$17,483	$135,977	$166,741
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill impairment	56,812	—	—
Depreciation	49,404	55,900	77,654
Amortization of intangibles	363	18,759	36,300
Amortization of debt issuance costs	6,473	2,653	2,291
Amortization of deferred revenue	—	(2,932)	(9,634)
Loss (gain) on sale of property and equipment	(733)	5,328	2,499
Gain on sale of discontinued operation	—	(2,348)	—
Loss (gain) on early extinguishment of debt	(2,088)	34	2
Provision for doubtful accounts	1,587	1,216	7,257
Provision for insurance receivable	—	—	3,375
Deferred income tax provision (benefit)	(1,666)	5,597	7,909
Non-cash stock-based compensation	6,038	9,362	16,692
Tax impact of stock-based equity awards	(3,875)	(6,275)	(2,266)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(70,350)	(1,037)	(77,919)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,940	(10,212)	23,473
Inventories	(3,051)	6,715	309
Prepaid expenses and other current assets	(739)	(15,517)	77
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	48,218	(14,879)	(840)
Billings in excess of costs and estimated earnings on uncompleted contracts	14,706	24,500	(15,177)
Other, net	118	6,399	3,757

Net cash provided by operating activities	120,640	219,240	242,500

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	9,972	27,498	15,407
Additions of property and equipment	(48,452)	(127,931)	(185,634)
Cash paid for acquisitions, net of cash acquired	—	(20,137)	(34,547)
Cash paid for developed technology	—	—	(14,573)
Purchases of short-term investments	511,655	309,055	—
Proceeds from the sale of short-term investments	(511,655)	(309,055)	—

Net cash used in investing activities	(38,480)	(120,570)	(219,347)

Cash Flows from Financing Activities:
Payments under credit facility	(7,500)	—	—
Proceeds from other long-term debt	4,478	6,532	1,791
Payments on other long-term debt	(5,249)	(67,865)	(1,651)
Proceeds from convertible subordinated notes	143,750	—	—
Payments of convertible subordinated notes	(137,139)	(33,294)	(156)
Debt issuance and amendment costs	(5,966)	—	—
Issuances of stock	—	(875)	—
Tax impact of stock-based equity awards	3,875	6,275	2,266
Exercise of stock options	1,011	10,288	5,987

Net cash provided by (used in) financing activities	(2,740)	(78,939)	8,237

Effect of foreign exchange rate changes on cash and cash equivalents	—	3,663	(570)
Net increase in cash and cash equivalents	79,420	23,394	30,820
Cash and cash equivalents, beginning of year	304,267	383,687	407,081

Cash and cash equivalents, end of year	$383,687	$407,081	$437,901

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(22,686)	$(19,467)	$(18,248)
Income tax paid	(25,667)	(61,052)	(81,522)
Income tax refunds	2,226	1,704	4,526

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Limited Vote		Additional		Other			Total
	Common Stock		Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Stock	Equity
	(In thousands, except share information)

Balance, December 31, 2005	117,153,038	$1	1,011,780	$—	$1,096,794	$(6,448)	$—	$(369,122)	$(17,487)	$703,738
Conversion of Limited Vote Common Stock to common stock	95,975	—	(95,975)	—	—	—	—	—	—	—
Adoption of SFAS 123(R)	—	—	—	—	(6,448)	6,448	—	—	—	—
Restricted stock activity	235,040	—	—	—	6,038	—	—	—	(5,123)	915
Stock options exercised	134,077	—	—	—	1,011	—	—	—	—	1,011
Income tax benefit from long-term incentive plans	—	—	—	—	3,875	—	—	—	—	3,875
Other	—	—	—	—	2,061	—	—	—	—	2,061
Net income	—	—	—	—	—	—	—	17,483	—	17,483

Balance, December 31, 2006	117,618,130	1	915,805	—	1,103,331	—	—	(351,639)	(22,610)	729,083
Foreign currency translation adjustment	—	—	—	—	—	—	3,663	—	—	3,663
Adoption of FIN No. 48	—	—	—	—	—	—	—	1,471	—	1,471
InfraSource acquisition	49,975,553	1	—	—	1,271,574	—	—	—	—	1,271,575
Other acquisitions	1,085,452	—	—	—	22,380	—	—	—	—	22,380
Conversion of Limited Vote Common Stock to common stock	155,634	—	(155,634)	—	—	—	—	—	—	—
Restricted stock activity	348,775	—	—	—	9,362	—	—	—	(5,070)	4,292
Stock options exercised	1,072,087	—	—	—	10,288	—	—	—	—	10,288
Income tax benefit from long-term incentive plans	—	—	—	—	6,275	—	—	—	—	6,275
Other	—	—	—	—	139	—	—	—	—	139
Net income	—	—	—	—	—	—	—	135,977	—	135,977

Balance, December 31, 2007	170,255,631	2	760,171	—	2,423,349	—	3,663	(214,191)	(27,680)	2,185,143
Foreign currency translation adjustment	—	—	—	—	—	—	(6,619)	—	—	(6,619)
Acquisitions	1,072,196	—	—	—	22,436	—	—	—	—	22,436
Conversion of 4.5% Convertible Subordinated Notes	24,229,781	—	—	—	269,822	—	—	—	—	269,822
Conversion of Limited Vote Common Stock to common stock	11,790	—	(11,790)	—	—	—	—	—	—	—
Exchange of Limited Vote Common Stock for common stock	90,394	—	(86,088)	—	—	—	—	—	—	—
Restricted stock activity	568,599	—	—	—	16,692	—	—	—	(4,502)	12,190
Stock options exercised	699,812	—	—	—	5,987	—	—	—	—	5,987
Income tax benefit from long-term incentive plans	—	—	—	—	2,266	—	—	—	—	2,266
Net income	—	—	—	—	—	—	—	166,741	—	166,741

Balance, December 31, 2008	196,928,203	$2	662,293	$—	$2,740,552	$—	$(2,956)	$(47,450)	$(32,182)	$2,657,966

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

On August 30, 2007, Quanta acquired, through a merger transaction (the Merger), all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). For accounting purposes, the transaction was effective as of August 31, 2007, and results of InfraSource’s operations have been included in the consolidated financial statements subsequent to August 31, 2007. Accordingly, the consolidated financial statements for the year ended December 31, 2007 only include results from InfraSource for four months. Similar to Quanta, InfraSource provided specialized infrastructure contracting services to the electric power, gas and telecommunications industries primarily in the United States. The acquisition enhanced and expanded Quanta’s capabilities in its existing service areas and added the Dark Fiber segment.

During 2007 and 2008, Quanta made six other acquisitions of businesses which have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. These acquisitions allow Quanta to further expand its capabilities and scope of services in various locations around the United States.

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary. Accordingly, Quanta has presented EPA’s results of operations for the 2006 and 2007 periods as a discontinued operation in the accompanying consolidated statements of operations.

In the course of its operations, Quanta is subject to certain risk factors including, but not limited to, risks related to significant fluctuations in quarterly results; economic downturns, including the recent economic downturn and the financial and credit crisis; project delays or cancellations; internal growth and operating strategies; dependence on fixed price contracts; use of percentage-of-completion accounting; competition; impact of renewable energy initiatives, the Energy Policy Act of 2005 and the American Recovery and Reinvestment Act of 2009; replacement of canceled or completed contracts; availability of qualified employees; failure to realize backlog; use of estimates and assumptions in determining financial results and backlog; identification, completion and integration of acquisitions; recoverability of goodwill; capital expenditures in dark fiber licensing; collectability of receivables; potential self-insured liabilities; unionized workforce; liabilities associated with multi-employer pension plans; occupational health and safety matters; lack of available suppliers, subcontractors or equipment manufacturers; growth outpacing infrastructure; lawsuits and indemnity claims related to projects; synergies related to the integration of InfraSource; ability to provide surety bonds; dependence on key personnel; implementation of an information technology solution; the requirements of the Sarbanes-Oxley Act of 2002; potential exposure to environmental liabilities; operations in international markets; work in the government arena; rapid technological and structural changes in the industries Quanta serves; access to capital; convertibility of Quanta’s convertible subordinated notes; and provisions in corporate governing documents that could make an acquisition of Quanta more difficult.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, purchase price allocations, self-insured claims liabilities, revenue recognition for construction contracts and dark fiber licensing, share-based compensation, provision for income taxes and calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $407.1 million and $437.9 million as of December 31, 2007 and 2008. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2008, cash equivalents were $399.1 million which consisted primarily of money market mutual funds and investment grade commercial paper. Cash equivalents falls within the scope of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” See the “Fair Value of Financial Instruments” disclosures below regarding cash equivalents that are within the scope of this standard. As of December 31, 2007 and 2008, cash held in domestic bank accounts was approximately $405.4 million and $433.7 million and cash held in foreign bank accounts was approximately $1.7 million and $4.2 million.

Short-Term Investments

Quanta held no short-term investments as of December 31, 2007 or 2008; however, during 2006 and the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which were classified as short-term investments, available for sale when held. The income from VRDNs was tax-exempt to Quanta.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the current financial crisis and volatility of the markets, could affect its ability to collect amounts due from them. As of December 31, 2008, Quanta had total allowances for doubtful accounts of approximately $8.8 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2007 and 2008 were approximately $60.2 million and $101.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net and as of December 31, 2007 and 2008 were $2.1 million and $6.0 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2007 and 2008, the balances of unbilled receivables included in accounts receivable were approximately $132.3 million and $122.9 million.

As of December 31, 2007, other assets, net included accounts and notes receivable due from a customer relating to the construction of independent power plants. During 2006, the underlying assets which had secured these notes receivable were sold pursuant to liquidation proceedings and the net proceeds were being held by a trustee. Quanta recorded allowances for a significant portion of these notes receivable in prior periods. As of December 31, 2007, the collection of amounts owed to Quanta were subject to further legal proceedings; however, in March 2008, the parties reached a settlement resulting in the payment of the net receivable amount and the release of any future claims against Quanta. The remaining note receivable balance was written off against the related allowance of approximately $43.0 million in March 2008, without any significant impact to Quanta’s results of operations for the year ended December 31, 2008.

Inventories

Inventories consist of parts and supplies held for use in the ordinary course of business and materials not yet installed and are valued by Quanta at the lower of cost or market as determined by using the first-in, first-out (FIFO) or by specific identification methods.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $49.4 million, $55.9 million and $77.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Management reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, fair value would be determined by estimating the future undiscounted cash flows associated with the asset and comparing it to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value in the period incurred.

Capitalized Software

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Those capitalized costs are amortized on a straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

Other Assets, Net

Other assets, net consist primarily of debt issuance costs, non-current inventory, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers.

Debt Issuance Costs

As of December 31, 2007 and 2008, capitalized debt issuance costs related to Quanta’s credit facility and convertible subordinated notes were included in other assets, net and are being amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which we believe approximated the effective tax rate method. As of December 31, 2007 and 2008, capitalized debt issuance costs were $15.8 million, with accumulated amortization of $9.3 million and $11.6 million. For the years ended December 31, 2006, 2007 and 2008, amortization expense was $3.2 million, $2.7 million and $2.3 million, respectively.

Quanta incurred $4.0 million in debt issuance costs in the second quarter of 2006 related to its issuance of its 3.75% convertible subordinated notes (3.75% Notes). These costs were capitalized and are being amortized over seven years until April 30, 2013, the date of the note holders’ first put option. During the second quarter of 2006, Quanta also capitalized $2.0 million in connection with the amendment and restatement of its credit facility. Upon the amendment and restatement of Quanta’s credit facility in 2006, the obligations under the prior facility were terminated and related unamortized debt issuance costs in the amount of approximately $2.6 million were expensed in 2006 and included in interest expense. In addition, during the second quarter of 2006, Quanta repurchased a portion of its 4.0% convertible subordinated notes (4.0% Notes), and as a result, Quanta expensed $0.7 million in unamortized debt issuance costs as interest expense. In the third quarter of 2007, Quanta incurred $0.9 million in costs associated with certain amendments to the credit facility. These costs were capitalized and, along with costs incurred in connection with the amendment and restatement of the credit facility in the second quarter of 2006, are being amortized until September 19, 2012, the amended maturity date.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual assessment for impairment using a two-step fair value-based test with the first step performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in market capitalization below book value, significant change in business climate or loss of a significant customer, among other things, may trigger the need for interim impairment testing. The first step involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. Quanta determines fair value using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Significant estimates used in the above methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reporting units. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the calculated fair value of the goodwill. If the calculated fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from Quanta’s impairment test, therefore Quanta may record goodwill impairments in the future, even when the aggregate fair value of Quanta’s reporting units and Quanta as a whole may increase.

Through December 31, 2008, Quanta’s management followed the guidance outlined in SFAS No. 141, “Business Combinations,” to identify the existence of identifiable intangible assets. Quanta’s intangible assets include customer relationships, backlog, non-compete agreements and patented rights and developed technology. The value of customer relationships is estimated using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with Quanta’s work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. At December 31, 2008, approximately $35.7 million had been included as contract price adjustments from change orders and/or claims on certain contracts which were in the process of being negotiated in the normal course of business.

Quanta may incur costs related to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Dark Fiber — Quanta has fiber-optic facility licensing agreements with various customers, pursuant to which it recognizes revenues, including any initial fees or advance billings, ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2007 and December 31, 2008, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $23.2 million and $34.6 million and are recognized as deferred revenue, with $15.6 million and $25.1 million considered to be long-term and included in other non-current liabilities.

Dark Fiber Licensing

The Dark Fiber segment constructs and licenses the right to use fiber-optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by Quanta. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at December 31, 2008 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
2009	$41,856
2010	36,261
2011	30,652
2012	23,536
2013	14,294
Thereafter	52,608

Fixed non-cancelable minimum licensing revenues	$199,207

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

On January 1, 2007, Quanta adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. Quanta records reserves for expected tax consequences of such uncertain positions assuming that the taxing authorities’ have full knowledge of the position and all relevant facts.

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

Under certain collective bargaining agreements, the applicable Quanta subsidiary is required to make contributions to multi-employer pension plans. Were the subsidiary to cease participation in one or more plans or the plans were to otherwise become underfunded, a liability could potentially be assessed related to any underfunding of these plans. The amount of any such assessment, were such an assessment to be made in the future, is not subject to reasonable estimation.

Fair Value of Financial Instruments

The carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. SFAS No. 157 requires categorization of qualifying financial assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents that are within the scope of SFAS No. 157 are categorized as Level 1 assets at December 31, 2008, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

Quanta’s convertible subordinated notes are not required to be carried at fair value, although their fair market value must be disclosed in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rates and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. The fair market values of Quanta’s convertible subordinated notes are determined based upon quoted secondary market prices on or before the dates specified and were as follows (in millions):

	December 31, 2007		December 31, 2008
	Principal	Fair	Principal	Fair
	Outstanding	Market Value	Outstanding	Market Value

4.5% Notes	$270.0	$640.2	$—	$—
3.75% Notes	143.8	185.4	143.8	136.6

Total	$413.8	$825.6	$143.8	$136.6

As a result of certain repurchases, redemptions and conversions, which are described in further detail in Note 8, none of the 4.5% convertible subordinated notes, remained outstanding as of October 8, 2008.

Stock-Based Compensation

Effective January 1, 2006, Quanta adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method of adoption, which requires recognition of compensation expense for all stock-based compensation beginning on the effective date. Under this method of accounting, compensation cost for stock-based compensation awards is based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. Quanta calculates the fair value of stock options using the Black-Sholes option pricing model. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. Forfeitures are estimated based upon historical activity. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance based awards is recognized using the graded vesting method over the requisite service period. SFAS No. 123(R) requires the cash flows resulting from the tax deductions in excess of the compensation cost recognized during the applicable period to be classified as financing cash flows.

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations. However, Quanta has foreign operating subsidiaries in Canada, for which Quanta considers the Canadian dollar to be the functional currency. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent company and the nature of the subsidiary’s operations must also be considered. In preparing the consolidated financial statements, Quanta translates the financial statements of the foreign operating subsidiaries from their functional currency into United States dollars. Statements of operations and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary, involving consideration of all relevant economic facts and circumstances affecting the subsidiary. If transactions are denominated in the entity’s functional currency, the translation gains and losses are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” If transactions are not denominated in the entity’s functional currency, the translation gains and losses are included within the statement of operations.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. As described above, Quanta records other comprehensive income for the foreign currency translation adjustment related to its foreign operations.

Derivatives

Quanta accounts for derivative transactions in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149 and as interpreted by various Derivatives Implementation Group Issues. Quanta does not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting. Accordingly, changes in fair value related to transactions that do not meet the criteria for hedge accounting must be recorded in the consolidated results of operations. As of December 31, 2008, Quanta was not a party to any material derivative contracts.

Litigation Costs

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities, as well as for any non-financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosures related to the application of SFAS No. 144 and SFAS No. 142. On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123(R) and its related interpretive accounting pronouncements that address share-based payment transactions. Quanta adopted SFAS No. 157 on January 1, 2008 as it applies to its financial assets and liabilities, and based on the November 14, 2007 deferral of SFAS No. 157 for non-financial assets and liabilities, Quanta will begin following the guidance of SFAS No. 157 with respect to its non-financial assets and liabilities in the quarter ended March 31, 2009. At December 31, 2008, Quanta had no material financial assets and liabilities on its balance sheet carried at fair value other than certain cash and cash equivalents balances which are disclosed above as Level 1 assets, and therefore the partial adoption of SFAS No. 157 did not have a material impact on Quanta’s consolidated financial position, results of operations or cash flows. Additionally, Quanta does not currently have any material non-financial assets or liabilities that are carried at fair value on a recurring basis; however, Quanta does have non-financial assets that are evaluated against measures of fair value on a non-recurring or as-needed basis, including goodwill, other intangibles and long-term assets held and used. Based on the financial and non-financial assets and liabilities on its balance sheet as of December 31, 2008, Quanta does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 provides clarifying guidance with respect to the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 was effective upon its issuance. The application of FSP FAS 157-3 did not have a material impact on Quanta’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2008 and is not expected to have a material impact on Quanta’s consolidated financial position, results of operations or cash flows in the near-term.

On January 1, 2008, Quanta adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that were not previously required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS No. 159 did not have a material impact on Quanta’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2008 and is not expected to have a material impact on Quanta’s consolidated financial position, results of operations or cash flows in the near-term.

On January 1, 2008, Quanta adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because Quanta did not declare any dividends during 2008 and does not currently anticipate declaring dividends in the near future, the adoption of EITF 06-11 did not have any impact during the year ended December 31, 2008, and is not expected to have a material impact in the near term, on Quanta’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is to be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Quanta adopted SFAS No. 160 on January 1, 2009, with no material impact to Quanta’s consolidated financial position, results of operations or cash flows on the date of adoption. As Quanta does not currently have any material subsidiaries with non-controlling interests, the adoption of SFAS No. 160 is not anticipated to have a material impact on its consolidated financial position, results of operations or cash flows in the near term.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and accordingly, Quanta adopted SFAS No. 141(R) on January 1, 2009. Earlier application was prohibited, and assets and liabilities that arose from business combinations occurring prior to the adoption of SFAS No. 141(R) cannot be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer must report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which must not exceed one year from the acquisition date, the acquirer will retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred, other than costs to issue debt or equity securities in connection with the acquisition. SFAS No. 141(R) is not expected to have a material impact on Quanta’s consolidated financial position, results of operations or cash flows at the date of adoption, but Quanta expects that it may have a material impact on its consolidated financial position, results of operations or cash flows as a result of acquisitions in future periods.

In December 2007, the SEC published Staff Accounting Bulletin (SAB) No. 110 (SAB 110). SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. However, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. In SAB 110, the SEC staff states that they would continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Because Quanta did not issue any stock options in 2008, SAB 110 had no impact on Quanta’s consolidated financial position, results of operations or cash flows in 2008. Furthermore, because Quanta currently does not anticipate issuing stock options in the near future, SAB 110 is not anticipated to have a material impact on its consolidated financial position, results of operations or cash flows in the near term.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB No. 133.” SFAS No. 161 requires enhanced disclosures to enable investors to better understand how a reporting entity’s derivative instruments and hedging activities impact the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008, including interim financial statements. Quanta adopted SFAS No. 161 on January 1, 2009, with no material impact on Quanta’s consolidated financial position, results of operations or cash flows on the date of adoption. As Quanta has not entered into any material derivatives or hedging activities and does not currently anticipate doing so, the adoption of SFAS No. 161 is not anticipated to have a material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, Quanta adopted FSP 142-3 on January 1, 2009. FSP 142-3 did not have an impact on Quanta’s consolidated financial position, results of operations or cash flows at the date of adoption, but Quanta expects it may have a material impact on its consolidated financial position, results of operations or cash flows in future periods.

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

In May 2008, the FASB issued FASB Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate and interest cost. The value of the equity component is recognized with an offsetting discount to the face value of the debt, which will be amortized as non-cash interest expense over the expected life of the debt. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is applied retrospectively to all periods presented. Accordingly, Quanta adopted FSP APB 14-1 on January 1, 2009 and will apply FSP APB 14-1 retrospectively to all periods presented by recording a cumulative effect of the change in accounting principle as of January 1, 2007 for approximately $29.6 million and non-cash interest expense of approximately $17.8 million ($11.3 million after-tax) and $14.5 million ($9.2 million after-tax) for the years ended December 31, 2007 and 2008. In addition, Quanta will record additional non-cash interest expense annually thereafter until Quanta’s 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013, with approximately $4.3 million ($2.7 million after-tax) in 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under the definition of SFAS No. 128, “Earnings per Share” and should be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Accordingly, Quanta adopted FSP EITF 03-6-1 on January 1, 2009. All prior period earnings per share data presented will be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application was not permitted. All of Quanta’s restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-06-1. Through December 31, 2008, any unvested restricted stock grants are accounted for under the treasury stock method. Under this method unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. Beginning in the first quarter of 2009, under FSP EITF 03-6-1, we will retrospectively restate earnings per share data for all prior and future periods presented to include all participating unvested restricted common shares in the calculation of weighted average basic and dilutive shares outstanding. The impact of the retrospective application of FSP EITF 03-6-1 on earnings per share is anticipated to be immaterial.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument or embedded feature within a contract is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This criterion is also important in evaluating whether EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” applies to certain financial instruments that are not derivatives under SFAS No. 133. An equity-linked financial instrument or embedded feature within a contract that is not considered indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings. EITF 07-5 specifies a two-step approach in evaluating whether an equity-linked financial instrument or embedded feature within a contract is indexed to its own stock. The first step involves evaluating the instrument’s contingent exercise provisions, if any, and the second step involves evaluating the instrument’s settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied to all instruments outstanding as of the effective date. Accordingly, Quanta adopted EITF 07-5 on January 1, 2009, with no material impact to Quanta’s consolidated financial position, results of operations or cash flows on the date of adoption. Quanta also does not anticipate the adoption of EITF 07-5 to have a material impact on its future consolidated financial position, results of operations and cash flows.

In November 2008, the FASB ratified EITF Issue 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-06). EITF 08-6 requires that the initial measurement of an equity method investment be at cost in accordance with SFAS No. 141(R). It also requires that an equity method investor recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 19(h) of APB Opinion 18. Additionally, an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment, and an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings, subject to certain exceptions. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Accordingly, Quanta adopted EITF 08-6 on January 1, 2009, with no material impact to Quanta’s consolidated financial position, results of operations or cash flows on the date of adoption. Quanta does not anticipate the adoption of EITF 08-6 to have a material impact on its consolidated financial position, results of operations and cash flows in the near term.

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensible Intangible Assets.” EITF 08-7 requires that a defensible intangible asset should be accounted for as a separate unit of account rather than as part of the cost of an acquirer’s existing intangible assets and that the useful life assigned to such defensible intangible asset should reflect the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008. Accordingly, Quanta adopted EITF 08-7 on January 1, 2009, with no impact on its consolidated financial position, results of operations or cash flows at the date of adoption. Quanta anticipates that the adoption of

EITF 08-7 may have a material impact on its consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in future periods.

In November 2008, the FASB ratified EITF Issue 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF 08-8 provides guidance regarding the accounting for a financial instrument or embedded feature when it is indexed to a subsidiary considered to be a substantive entity in that such instrument or feature is not precluded from being considered indexed to the entity’s own stock in the consolidated financial statements of the parent. Additionally, an equity-classified instrument or feature within the scope of EITF 08-8 shall be presented as a component of noncontrolling interest in the consolidated financial statements, whether the instrument was entered into by the parent or subsidiary. EITF 08-8 is effective in fiscal years beginning on or after December 15, 2008. Accordingly, Quanta adopted EITF 08-8 on January 1, 2009, with no impact to its consolidated financial position on the date of adoption because it had no such instruments or embedded features at December 31, 2008. Quanta also does not expect the adoption of EITF 08-8 to have a material impact on its consolidated financial position, results of operations or cash flows in the near term.

3.	ACQUISITIONS:

2008 Acquisitions

In April 2008, Quanta acquired a telecommunication and cable construction company for a purchase price of approximately $38.6 million, consisting of approximately $24.6 million in cash and 593,470 shares of Quanta common stock valued at approximately $14.0 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its telecommunications and cable capabilities in the southwestern United States. The estimated fair value of the tangible assets was $20.9 million and consisted of current assets of $14.2 million, property and equipment of $6.6 million and other non-current assets of $0.1 million. Net tangible assets acquired were $14.4 million after considering the assumed liabilities of $6.5 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $18.3 million and intangible assets in the amount of $5.9 million, consisting of customer relationships, backlog and a non-compete agreement. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared.

In July 2008, Quanta acquired a helicopter-assisted transmission line installation, maintenance and repair services company for a purchase price of approximately $6.1 million, consisting of approximately $3.8 million in cash and 82,862 shares of Quanta common stock valued at approximately $2.3 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to augment its existing transmission resources and better positions Quanta to meet the evolving needs of its customers, especially in environmentally sensitive areas. The estimated fair value of the tangible assets acquired was $3.6 million, consisting of current assets of $0.7 million and property and equipment of $2.9 million. Net tangible assets acquired were $3.5 million after considering the assumed liabilities of $0.1 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $2.0 million and intangible assets in the amount of $0.6 million, consisting of non-compete agreements. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared.

In November 2008, Quanta acquired two affiliated professional telecommunications engineering companies for a purchase price of approximately $9.4 million, consisting of approximately $6.2 million in cash and 281,896 shares of Quanta common stock valued at approximately $3.2 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further enhance its telecommunications and cable services in the southeast region of the United States. The estimated fair value of the tangible assets acquired was $2.7 million, consisting of current assets of $2.2 million and property and equipment of $0.5 million. Net tangible assets acquired were $1.8 million after considering the assumed liabilities of $0.9 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $4.3 million and intangible assets in the amount of $3.3 million, consisting of customer relationships, backlog and non-compete agreements. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared.

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

The following table summarizes the estimated fair values (in thousands):

August 31,
2007

Current assets	$288,300
Non-current assets	9,277
Property and equipment	209,724
Intangible assets	158,840
Goodwill	960,974

Total assets acquired	1,627,115

Current liabilities	197,260
Long-term liabilities	155,336

Total liabilities assumed	352,596

Net assets acquired	$1,274,519

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

Goodwill represents the excess of the purchase price over the fair value of the acquired net assets. Quanta has and continues to anticipate it will realize meaningful operational and cost synergies, such as the elimination of duplicate corporate functions, enhancement of the combined service offerings, expansion of the geographic reach and resource base of the combined company, improvement in the utilization of personnel and fixed assets, as well as acceleration of revenue growth through enhanced cross-selling and marketing opportunities. Quanta believes these opportunities contribute to the recognition of the substantial goodwill.

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

The pro forma combined results of operations have been prepared by adjusting the historical results of Quanta to include the historical results of InfraSource, the reduction in interest expense and interest income as a result of the repayment of InfraSource’s outstanding indebtedness on the acquisition date and certain reclassifications to conform InfraSource’s presentation to Quanta’s accounting policies. The pro forma results of operations do not include any cost savings that may result from the Merger or any estimated costs that have been or will be incurred by Quanta to integrate the businesses other than those incurred in 2007 subsequent to the acquisition. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. For example, Quanta recorded tax benefits in the first and third quarters of 2007 of $15.3 million and $17.9 million primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year IRS audit. Additionally, InfraSource incurred $13.4 million in merger-related costs prior to the Merger that have not been eliminated in the 2007 pro forma results of operations above. Items such as these, coupled with other risk factors that could have affected the combined company and its operations, make it difficult to use the pro forma results of operations to project future results of operations.

Quanta completed three other acquisitions during the year ended December 31, 2007 and three acquisitions during the year ended December 31, 2008. The pro forma impact of these other acquisitions has not been included due to the fact that they are immaterial to Quanta’s financial statements individually and in the aggregate.

Other 2007 Acquisitions

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

In May 2007, Quanta acquired a telecommunications company for a purchase price of $4.5 million, consisting of $3.0 million in cash and 54,560 shares of Quanta common stock valued at $1.5 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its telecommunications business in the western United States. The estimated fair value of the tangible assets was $1.8 million and consisted of current assets of $1.5 million and property and equipment of $0.3 million. Net tangible assets acquired were $1.5 million after considering liabilities of $0.3 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $1.4 million and intangible assets in the amount of $1.6 million, consisting of customer relationships, backlog and a non-compete agreement.

In October 2007, Quanta acquired a foundation drilling company for a purchase price of $24.6 million, consisting of $15.6 million in cash and 337,108 shares of Quanta common stock valued at $9.0 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. The acquisition allows Quanta to further expand its foundation drilling business in connection with the construction of electric transmission infrastructure in the United States. The estimated fair value of the tangible assets was $9.6 million and consisted of current assets of $4.6 million and property and equipment of $5.0 million. Net tangible assets acquired were $8.5 million after considering liabilities of $1.1 million. The excess of the purchase price over net tangible assets acquired was recorded as goodwill in the amount of $12.8 million and intangible assets in the amount of $3.3 million, consisting of customer relationships, backlog and a non-compete agreement.

4.	GOODWILL AND INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Balance at beginning of year	$387,307	$330,495	$1,355,098
Goodwill acquired during the year	—	1,024,603	24,633
Purchase price adjustments related to prior year	—	—	(16,631)
Impairment	(56,812)	—	—

Balance at end of year	$330,495	$1,355,098	$1,363,100

During 2006, as part of our annual test for goodwill impairment, goodwill of $56.8 million was written off as a non-cash operating expense. The goodwill impairment is associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

During the years ended December 31, 2007 and 2008, Quanta recorded approximately $170.0 million and $9.7 million in other intangible assets associated with acquisitions. Additionally, in May 2008, Quanta acquired the rights to certain developed technology, along with pending and issued patent protections to this technology, for approximately $14.6 million. This developed technology will enhance Quanta’s energized services capabilities and is being amortized on a straight-line basis over an estimated economic life of approximately 13 years. The acquired technology is included in patented rights and developed technology in the below table.

Intangible assets are comprised of (in thousands):

	December 31,
	2007	2008

Intangible assets:
Customer relationships	$104,834	$111,379
Backlog	53,242	54,139
Non-compete agreements	14,030	16,336
Patented rights and developed technology	1,504	16,078

Total intangible assets	173,610	197,932

Accumulated amortization:
Customer relationships	(4,054)	(11,381)
Backlog	(14,274)	(38,109)
Non-compete agreements	(1,644)	(6,000)
Patented rights and developed technology	(943)	(1,725)

Total accumulated amortization	(20,915)	(57,215)

Intangible assets, net	$152,695	$140,717

Expenses for the amortization of intangible assets were $0.4 million, $18.8 million and $36.3 million for the years ended December 31, 2006, 2007 and 2008. The remaining weighted average amortization period for all intangible assets as of December 31, 2008 is 11.3 years, while the remaining weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights and developed technology are 13.7 years, 2.1 years, 2.8 years and 11.7 years, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2008 is set forth below (in thousands):

For the Fiscal Year Ended December 31,

2009	$19,621
2010	14,147
2011	13,003
2012	13,802
2013	8,770
Thereafter	71,374

Total	$140,717

5.	DISCONTINUED OPERATION:

On August 31, 2007, Quanta sold the operating assets associated with the business of EPA, a Quanta subsidiary, for approximately $6.0 million in cash. Quanta has presented EPA’s results of operations for the 2006 and 2007 periods as a discontinued operation in the accompanying consolidated statements of operations. Quanta does not allocate corporate debt or interest expense to discontinued operations. As a result of the sale, a pre-tax gain of approximately $3.7 million was recorded in the year ended December 31, 2007 and included as income from discontinued operation in the consolidated statement of operations in such period.

The amounts of revenues and pre-tax income (including the pre-tax gain of $3.7 million in the year ended December 31, 2007) related to EPA and included in income from discontinued operation are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Revenues	$21,406	$14,695	$—
Income before income tax provision	$1,938	$4,182	$—

The assets, liabilities and cash flows associated with EPA have historically been immaterial to Quanta’s balance sheet and cash flows.

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended 2006, 2007 and 2008 are illustrated below (in thousands):

	Year Ended December 31,
	2006	2007	2008

Income for basic earnings per share:
From continuing operations	$16,233	$133,140	$166,741
From discontinued operation	1,250	2,837	—

Net income	$17,483	$135,977	$166,741

Weighted average shares outstanding for basic earnings per share	117,027	135,793	176,790

Basic earnings per share:
From continuing operations	$0.14	$0.98	$0.94
From discontinued operation	0.01	0.02	—

Net income	$0.15	$1.00	$0.94

Income for diluted earnings per share:
Income from continuing operations	$16,233	$133,140	$166,741
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	—	12,795	10,590

Income from continuing operations for diluted earnings per share	16,233	145,935	177,331
Income from discontinued operation	1,250	2,837	—

Net income for diluted earnings per share	$17,483	$148,772	$177,331

Calculation of weighted average shares for diluted earnings per share:
Weighted average shares outstanding for basic earnings per share	117,027	135,793	176,790
Effect of dilutive stock options and restricted stock	836	816	558
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	—	30,651	25,015

Weighted average shares outstanding for diluted earnings per share	117,863	167,260	202,363

Diluted earnings per share:
From continuing operations	$0.14	$0.87	$0.88
From discontinued operation	0.01	0.02	—

Net income	$0.15	$0.89	$0.88

For the years ended December 31, 2006, 2007 and 2008, stock options and restricted stock of approximately 0.2 million, 0.5 million and 1.4 million shares, respectively, were excluded from the computation of diluted earnings per share because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the year ended December 31, 2006, the effect of assuming conversion of Quanta’s convertible subordinated notes would be antidilutive, and accordingly were excluded from the calculation of diluted earnings per share.

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2007	2008

Balance at beginning of year	$48,372	$47,573
Acquired through acquisitions	1,276	—
Charged to expense	1,216	7,257
Deductions for uncollectible receivables written off, net of recoveries	(3,291)	(46,028)

Balance at end of year	$47,573	$8,802

Contracts in progress are as follows (in thousands):

	December 31,
	2007	2008

Costs incurred on contracts in progress	$1,006,935	$1,363,821
Estimated earnings, net of estimated losses	159,667	265,929

	1,166,602	1,629,750
Less — Billings to date	(1,159,781)	(1,625,761)

	$6,821	$3,989

Costs and estimated earnings in excess of billings on uncompleted contracts	$72,424	$54,379
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(65,603)	(50,390)

	$6,821	$3,989

Property and equipment consists of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2007	2008

Land	—	$9,028	$9,628
Buildings and leasehold improvements	5-30	29,984	30,497
Operating equipment and vehicles	5-25	617,654	648,162
Dark fiber and related assets	5-20	99,697	179,058
Office equipment, furniture and fixtures	3-10	34,306	47,216
Construction work in progress	—	41,794	50,965

		832,463	965,526
Less — Accumulated depreciation and amortization		(300,178)	(330,070)

Property and equipment, net		$532,285	$635,456

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2007	2008

Accounts payable, trade	$203,774	$179,594
Accrued compensation and related expenses	93,509	87,511
Accrued insurance	57,325	56,270
Accrued loss on contracts	17,553	20,708
Deferred revenues	15,021	20,425
Accrued interest and fees	4,097	1,051
Federal and state taxes payable, including contingencies	5,049	10,633
Other accrued expenses	24,487	24,061

	$420,815	$400,253

8.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	December 31,
	2007	2008

4.5% Notes	$269,979	$—
3.75% Notes	143,750	143,750
Notes payable to various financial institutions, interest ranging from 0.0% to 8.0%, secured by certain equipment and other assets	1,032	1,155

	414,761	144,905
Less — Current maturities	(271,011)	(1,155)

Total long-term debt obligations	$143,750	$143,750

Credit Facility

Quanta has a credit facility with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit.

As of December 31, 2008, Quanta had approximately $160.2 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $314.8 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of December 31, 2008, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of its assets are pledged related to the credit facility. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its 3.75% Notes.

4.0% Convertible Subordinated Notes

During the first half of 2007, Quanta had outstanding $33.3 million aggregate principal amount of 4.0% convertible subordinated notes (4.0% Notes), which matured on July 1, 2007. The outstanding principal balance of the 4.0% Notes plus accrued interest were repaid on July 2, 2007, the first business day after the maturity date.

4.5% Convertible Subordinated Notes

At December 31, 2008, none of Quanta’s 4.5% convertible subordinated notes due 2023 (4.5% Notes) were outstanding. The 4.5% Notes were originally issued in October 2003 for an aggregate principal amount of $270.0 million and required semi-annual interest payments on April 1 and October 1 until maturity. The resale of the 4.5% Notes and the shares issuable upon their conversion was registered for the benefit of the holders on a shelf registration statement filed with the SEC.

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

During 2008, the holders of $269.8 million aggregate principal amount of the 4.5% Notes elected to convert their notes, resulting in the issuance of 24,229,781 shares of Quanta’s common stock, substantially all of which followed the redemption notice. Quanta also repurchased $106,000 aggregate principal amount of the 4.5% Notes on October 1, 2008 pursuant to the holders’ election and redeemed for cash $49,000 aggregate principal amount of the notes, plus accrued and unpaid interest, on October 8, 2008. As a result of all of these transactions, none of the 4.5% Notes remained outstanding as of October 8, 2008.

3.75% Convertible Subordinated Notes

At December 31, 2008, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders on a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

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

Maturities

The maturities of long-term debt obligations as of December 31, 2008, are as follows (in thousands):

Year Ending December 31 —
2009	$1,155
2010	—
2011	—
2012	—
2013	143,750
Thereafter	—

$144,905

9.	INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Federal —
Current	$44,138	$24,910	$87,462
Deferred	(1,992)	5,677	6,868
State —
Current	3,028	501	15,571
Deferred	536	627	1,118
Foreign —
Current	1,020	2,437	4,084
Deferred	225	70	(77)

	$46,955	$34,222	$115,026

The actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Provision at the statutory rate	$22,116	$58,577	$98,618
Increases (decreases) resulting from —
State and foreign taxes	3,829	(744)	11,022
State tax audit settlement	(1,024)	—	—
Contingency reserves, net	3,476	(23,113)	4,070
FAS 142 goodwill impairment	19,687	—	—
Tax-exempt interest income	(2,577)	(586)	—
Production activity deduction	(606)	(1,729)	(3,023)
Non-deductible expenses	2,054	1,817	4,339

	$46,955	$34,222	$115,026

Deferred income taxes result from temporary differences in the recognition of income and expenses between financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2007	2008

Deferred income tax liabilities —
Property and equipment	$(93,404)	$(99,070)
Goodwill	(9,159)	(5,970)
Other Intangibles	(59,057)	(41,340)
Book/tax accounting method difference	(24,125)	(28,689)

Total deferred income tax liabilities	(185,745)	(175,069)

Deferred income tax assets —
Allowance for doubtful accounts and other reserves	16,324	17,067
Accrued expenses	79,501	75,044
Net operating loss carryforwards	9,727	10,500
Inventory and other	21,512	30,384

Subtotal	127,064	132,995
Valuation allowance	(8,238)	(9,179)

Total deferred income tax assets	118,826	123,816

Total net deferred income tax liabilities	$(66,919)	$(51,253)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2007	2008

Current deferred income taxes:
Assets	$54,431	$54,307
Liabilities	(19,934)	(22,138)

	34,497	32,169

Non-current deferred income taxes:
Assets	64,395	69,509
Liabilities	(165,811)	(152,931)

	(101,416)	(83,422)

Total net deferred income tax liabilities	$(66,919)	$(51,253)

The current deferred income tax assets, net of current deferred income tax liabilities, are included in prepaid expenses and other current assets.

At December 31, 2008, Quanta had state net operating loss carryforwards, the tax effect of which is approximately $10.5 million. These carryforwards will expire as follows: 2009, $0.3 million; 2010, $0.3 million; 2011, $0.3 million; 2012, $0.2 million; 2013, $0.4 million and $9.0 million thereafter.

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

Quanta has not provided for U.S. deferred income taxes or foreign withholding taxes for undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008, as Quanta intends to reinvest these earnings indefinitely. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

As discussed in Note 2, Quanta adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, Quanta recognized a $1.5 million decrease in the reserve for uncertain tax positions, which was accounted for as an adjustment to accumulated deficit as of January 1, 2007. A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows (in thousands):

	December 31,
	2007	2008

Balance at beginning of year	$72,547	$49,338
Additions based on tax positions related to the current year	9,177	10,674
Additions for tax positions of prior years	146	22
Additions attributable to acquisitions of businesses	1,934	1,216
Reductions for tax positions of prior years	(93)	—
Settlements	(11,658)	(1,198)
Reductions resulting from a lapse of the applicable statutes of limitations	(22,715)	(862)

Balance at end of year	$49,338	$59,190

For the year ended December 31, 2007, the $11.7 million in settlements relates to the completion of IRS audits for tax years 2000 to 2004 and the $22.7 million reduction is due to the lapse in certain statutes of limitations for tax years 2000 to 2003. For the year ended December 31, 2008, the $1.2 million in settlements relates to the completion of a state tax audit for tax years 1998 to 2001 and the $0.9 million reduction is due to the lapse in certain statutes of limitations for tax years 2001 to 2004.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows:

	December 31,
	2007	2008

Unrecognized tax benefits	$49,338	$59,190
Portion that, if recognized, would reduce tax expense and effective tax rate	38,810	46,505
Accrued interest on unrecognized tax benefits	7,753	12,133
Accrued penalties on unrecognized tax benefits	331	289
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $2,100	$0 to $24,800
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $2,100	$0 to $18,800

Quanta classifies interest and penalties within the provision for income taxes. For the year ended December 31, 2008, $4.8 million of tax expense related to interest and penalties was recognized in the statement of operations, compared with $6.5 million tax benefit for the year ended December 31, 2007.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2005 through 2007 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction under FIN No. 48.

10.	STOCKHOLDERS’ EQUITY:

Stockholder Rights Plan

Quanta has a stockholder rights plan pursuant to which one right to acquire Series D Junior Preferred Stock, as summarized below, has been issued and attached to each outstanding share of common stock. Until a distribution date occurs, the rights can be transferred only with the common stock. On the occurrence of a distribution date, the rights will separate from the common stock and become exercisable as described below.

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

Limited Vote Common Stock

The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the Board of Directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the years ended December 31, 2006, 2007 and 2008, 95,975 shares, 155,634 shares and 11,790 shares, respectively, of Limited Vote Common Stock were converted to common stock. In addition, in 2008, Quanta issued an aggregate 90,394 shares of its common stock in exchange for an aggregate 86,088 shares of Limited Vote Common Stock.

Treasury Stock

Pursuant to the stock incentive plans described in Note 11, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 368,179 shares of Quanta common stock in 2006 with a total market value of $5.1 million, 213,403 shares of Quanta common stock in 2007 with a total market value of $5.1 million and 188,714 shares of Quanta common stock in 2008 with a total market value of $4.5 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

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

Comprehensive Income

The following table presents the components of comprehensive income for the periods presented:

	Year Ended December 31,
	2006	2007	2008

Net income	$17,483	$135,977	$166,741
Foreign currency translation adjustment	—	3,663	(6,619)

Comprehensive income	$17,483	$139,640	$160,122

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

Stock Options

Beginning January 1, 2006, Quanta accounted for its stock options in accordance with SFAS No. 123(R); however, the effect of expensing the fair value of the stock options did not have a material impact on Quanta’s financial position or results or operations, as the number of unvested stock options remaining at the time of the adoption of SFAS 123(R) was not significant. No stock options have been granted by Quanta since November 2002. As of December 31, 2007 and 2008, the number of options outstanding under the 2001 Plan, all of which have vested, was not material. Options granted under the InfraSource Plans assumed in connection with the Merger are discussed below.

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

In connection with the Merger, Quanta calculated the fair value of the former InfraSource stock options as of August 30, 2007 using the Black-Scholes model. Assumptions used in this model were based on historic estimates of both Quanta and InfraSource. Quanta estimated expected stock price volatility based on the historical volatility of Quanta’s common stock. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of the InfraSource options. The dividend yield assumption was based on Quanta’s intent not to issue a dividend. Quanta used the simplified method to calculate expected term. Forfeitures were estimated based on Quanta’s historical experience. The assumptions that were used to value the InfraSource stock options as of August 30, 2007 that were converted to options to acquire Quanta stock were as follows:

August 30, 2007

Weighted Average Assumptions:
Expected volatility	40%
Dividend yield	0%
Risk-free interest rate	4.13 - 4.20%
Annual forfeiture rate	8%
Expected term (in years)	6.25

The following table summarizes information for all of the former InfraSource options:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Share	Life	Value
	(In thousands)		(In years)	(In thousands)

Balance, January 1, 2008	1,313	$10.73
Granted	—	—
Exercised	(601)	$9.43
Canceled	(33)	$11.35

Balance, December 31, 2008	679	$11.84	6.73	$5,405

As of December 31, 2008:
Fully vested options and options expected to ultimately vest	663	$11.76	6.71	$5,332

Options exercisable	448	$10.60	6.35	$4,119

	As of December 31, 2008
	Stock Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Stock	Contractual	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price
	(In thousands)	(In years)		(In thousands)

$3.76 — $3.76	86	4.75	$3.76	86	$3.76
$6.44 — $9.80	206	6.88	$9.55	133	$9.58
$10.63 — $13.09	106	5.37	$10.63	106	$10.63
$13.84 — $16.80	268	7.72	$16.23	118	$16.32
$20.29 — $20.55	13	8.06	$20.38	5	$20.43

	679			448

The aggregate intrinsic value above represents the total pre-tax intrinsic value, based on Quanta’s closing stock price of $19.80 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Former InfraSource options exercised during the period from August 31, 2007 through December 31, 2007 had an intrinsic value of $8.1 million, generated $6.2 million of cash proceeds and generated $3.2 million of associated income tax benefit. Former InfraSource options exercised during the year ended December 31, 2008 had an intrinsic value of $11.1 million, generated $5.7 million of cash proceeds and generated $4.1 million of associated income tax benefit. The total number of shares related to in-the-money options exercisable on December 31, 2008 was 443,263. When stock options are exercised, Quanta has historically issued new shares to the option holders.

As of December 31, 2008, there was approximately $2.8 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of the stock options issued under the InfraSource Plans that vested during the period from September through December 2007 was $8.6 million, while the total fair value of the stock options under the InfraSource Plans that vested during the year ended December 31, 2008 was $4.3 million.

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

During the years ended December 31, 2006, 2007 and 2008, Quanta granted 0.7 million, 0.4 million and 0.8 million shares of restricted stock under the Quanta Plans with a weighted average grant price of $13.98, $25.72 and $23.57, respectively. During the years ended December 31, 2006, 2007 and 2008, 1.2 million, 0.7 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $16.9 million, $16.9 million and $15.0 million, respectively. Amounts granted in 2007 include restricted shares that were issued on August 30, 2007 upon conversion of the InfraSource restricted stock in connection with the Merger, and vested amounts in 2007 and 2008 include restricted shares that vested under the InfraSource Plans following the Merger.

A summary of the restricted stock activity for the year ended December 31, 2008 is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(Per share)

Unvested at January 1, 2008	1,129	$15.84
Granted	816	$23.57
Vested	(585)	$15.41
Forfeited	(59)	$22.68

Unvested at December 31, 2008	1,301	$22.62

As of December 31, 2008, there was approximately $16.6 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. That cost is expected to be recognized over a weighted average period of 1.68 years.

Compensation expense is measured based on the fair value of the restricted stock. For discretionary awards, compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and for performance based awards, compensation expense is recognized using the graded vesting method over the requisite service period. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. SFAS No. 123(R) requires estimating future forfeitures in determining the period expense, rather than recording forfeitures when they occur as previously permitted. Quanta uses historical data to estimate the forfeiture rate; however, the estimate may not necessarily represent the value that will ultimately be realized as compensation expense.

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised and Quanta’s and InfraSource’s employee stock purchase plans, both of which have been terminated, are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Non-cash compensation expense related to restricted stock	$6,038	$7,935	$13,385
Non-cash compensation expense related to stock options	—	1,427	3,307

Total stock-based compensation included in selling, general and administrative expenses	$6,038	$9,362	$16,692

Actual tax benefit for the tax deductions from vested restricted stock	$3,274	$2,142	$1,473
Actual tax benefit for the tax deductions from options exercised	436	4,096	4,294
Actual tax benefit related to the employee stock purchase plans	165	37	—

Actual tax benefit related to stock-based compensation expense	3,875	6,275	5,767
Income tax benefit related to non-cash compensation expense	2,355	3,651	6,511

Total tax benefit related to stock-based compensation expense	$6,230	$9,926	$12,278

12.	EMPLOYEE BENEFIT PLANS:

Unions’ Multi-Employer Pension Plans

Under collective bargaining agreements between certain unions and various Quanta subsidiaries, the subsidiaries participate with other companies in multi-employer pension plans. These plans typically cover all of the subsidiaries’ employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s subsidiaries have any current plans to withdraw from these plans. Because no Quanta subsidiary is currently contemplating a withdrawal from any plan, it is not possible to ascertain the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to any Quanta subsidiary, or the amounts, if any, for which any Quanta subsidiary may be contingently liable, if such a withdrawal from a plan were to occur in the future. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions apply; however, Quanta is not currently aware of any multi-employer plan to which any Quanta subsidiary contributes being in “critical” status. Contributions to all union multi-employer pension plans by Quanta were approximately $53.1 million, $69.7 million and $76.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Quanta 401(k) Plan

Quanta has a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $5.6 million, $6.1 million and $10.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

13.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s subsidiaries have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years. Related party lease expense for the years ended December 31, 2006, 2007 and 2008 was approximately $2.6 million, $4.0 million and $3.9 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES:

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 13. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2008 (in thousands):

Operating
Leases

Year Ending December 31 —
2009	$56,386
2010	38,781
2011	30,652
2012	20,328
2013	15,079
Thereafter	14,263

Total minimum lease payments	$175,489

Rent expense related to operating leases was approximately $78.3 million, $86.7 million and $107.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2008, the maximum guaranteed residual value was approximately $156.6 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed various amounts of capital for expansion of its dark fiber network. Quanta does not commit capital to new network expansions until it has a committed lease arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of December 31, 2008, Quanta estimates these expenditures to be approximately $70.9 million and $0.3 million for the years ended December 31, 2009 and 2010.

Litigation

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

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of December 31, 2008 or revenues for the years ended December 31, 2006, 2007 and 2008.

Self-Insurance

Quanta is insured for employer’s liability claims, subject to a deductible of $1.0 million per occurrence, and for general liability and auto liability subject to a deductible of $3.0 million per occurrence. Quanta is also insured for workers’ compensation claims, subject to a deductible of $2.0 million per occurrence. Additionally, Quanta is subject to an annual cumulative aggregate liability of up to $1.0 million on workers’ compensation claims in excess of $2.0 million per occurrence. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2007 and 2008, the gross amount accrued for insurance claims totaled $152.0 million and $147.9 million, with $110.1 million and $105.0 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2007 and 2008 were $22.1 million and $12.5 million, of which $11.9 million and $7.2 million are included in prepaid expenses and other current assets and $10.2 million and $5.3 million are included in other assets, net.

Quanta’s casualty insurance carrier for the policy periods from August 1, 2000 to February 28, 2003 has experienced financial distress. Effective September 29, 2008, Quanta consummated a novation transaction that released this distressed casualty insurance carrier from all further obligations in connection with the policies in effect during that period in exchange for the payment to Quanta of an agreed amount. Quanta’s current casualty insurance carrier assumed all obligations under the policies in effect during that period; however, Quanta is obligated to indemnify the carrier in full for any liabilities under the policies assumed. At December 31, 2008, Quanta estimated that the total future claim amounts associated with the novated policies was $6.8 million, based on an estimate of the potential range of these future claim amounts at December 31, 2008 of between $2.0 million and $8.0 million. The actual amounts ultimately paid by Quanta in connection with these claims, if any, could vary materially from the above range and could be impacted by further claims development. During the second quarter of 2008, Quanta recorded an allowance of $3.4 million for potentially uncollectible amounts estimated to be ultimately due from the distressed insurer. As a result of the novation transaction, the net receivable balance remaining was written off in the third quarter of 2008, with an immaterial impact to the three and nine month periods ended September 30, 2008 as well as year ended December 31, 2008.

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

As of December 31, 2008, Quanta had $160.2 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2008, the total amount of outstanding performance bonds was approximately $918.9 million, and the estimated cost to complete these bonded projects was approximately $201.6 million.

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

Collective Bargaining Agreements

Certain of Quanta’s subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If the participating subsidiaries withdrew from, or otherwise terminated participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded, the subsidiaries could be assessed liabilities for additional contributions related to the underfunding of these plans. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. For additional information, refer to Note 12, Employee Benefit Plans — Union’s Multi-Employer Pension Plans.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of December 31, 2008, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these indemnity obligations.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2007 and 2008 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2007:
Revenues	$568,959	$552,220	$655,865	$878,992
Gross profit	77,572	85,247	115,053	150,875
Net income	31,204	21,865	49,321	33,587
Income from continuing operations	30,867	21,783	46,950	33,540
Basic earnings per share from continuing operations	$0.26	$0.18	$0.34	$0.20
Diluted earnings per share from continuing operations	$0.23	$0.17	$0.30	$0.18
2008:
Revenues	$844,442	$960,882	$1,053,355	$921,534
Gross profit	123,877	158,690	185,566	166,733
Net income	24,252	40,518	54,858	47,113
Income from continuing operations	24,252	40,518	54,858	47,113
Basic earnings per share from continuing operations	$0.14	$0.24	$0.32	$0.24
Diluted earnings per share from continuing operations	$0.14	$0.22	$0.29	$0.24

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

16.	SEGMENT INFORMATION:

Quanta reports its results under two business segments, which are the Infrastructure Services and Dark Fiber segments. The Infrastructure Services segment provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, the Infrastructure Services segment provides ancillary services such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. The Dark Fiber segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to its customers. The Dark Fiber segment services educational institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Dark Fiber segment was acquired August 30, 2007 as part of the Merger. Accordingly, Quanta’s results of operations for the year ended December 31, 2007 only include four months of results from the dark fiber business, and segment reporting is only provided for the years ended December 31, 2008 and 2007.

Corporate costs not readily identifiable to a reportable segment are allocated based upon each segment’s revenue contribution to consolidated revenues. The assets as of December 31, 2008 and 2007 and the revenues, operating income and capital expenditures for the years ended December 31, 2008 and 2007 by segment are as follows (in thousands):

	Infrastructure		Total
	Services	Dark Fiber	Reportable
As of December 31, 2008:	Segment	Segment	Segments

Assets	$2,379,888	$617,888	$2,997,776

As of December 31, 2008, goodwill included in the asset segment balances was $1.03 billion for the Infrastructure Services segment and $336.8 million for the Dark Fiber segment. The following is a reconciliation of reportable segment assets to Quanta’s consolidated assets as of December 31, 2008 (in thousands):

Assets:

Total assets for reportable segments	$2,997,776
Unallocated amounts:
Cash at corporate	463,248
Other unallocated amounts, net	93,763

Consolidated total assets	$3,554,787

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For The Year Ended December 31, 2008:	Segment	Segment	Segments

Revenues (unaffiliated)	$3,717,885	$62,328	$3,780,213
Operating income from external customers	$261,790	$27,377	$289,167
Capital expenditures	$86,059	$99,597	$185,656

The following is a reconciliation of reportable segment capital expenditures to Quanta’s capital expenditures for the year ended December 31, 2008 (in thousands):

Capital expenditures:

Total capital expenditures for reportable segments	$185,656
Elimination of intersegment profits	(5,054)
Corporate capital expenditures	4,880

Consolidated total capital expenditures	$185,482

	Infrastructure		Total
	Services	Dark Fiber	Reportable
As of December 31, 2007:	Segment	Segment	Segments

Assets	$2,345,144	$517,734	$2,862,878

As of December 31, 2007, goodwill included in the asset segment balances was $1.0 billion for the Infrastructure Services segment and $333.9 million for the Dark Fiber segment. The following is a reconciliation of reportable segment assets to Quanta’s consolidated assets as of December 31, 2007 (in thousands):

Assets:

Total assets for reportable segments	$2,862,878
Unallocated amounts:
Cash at corporate	430,296
Other unallocated amounts, net	94,658

Consolidated total assets	$3,387,832

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For The Year Ended December 31, 2007:	Segment	Segment	Segments

Revenues (unaffiliated)	$2,638,605	$17,431	$2,656,036
Operating income from external customers	$160,812	$8,668	$169,480
Capital expenditures	$94,711	$23,651	$118,362

The following is a reconciliation of reportable segment capital expenditures to Quanta’s capital expenditures for the year ended December 31, 2007 (in thousands):

Capital expenditures:

Total capital expenditures for reportable segments	$118,362
Elimination of intersegment profits	(773)
Corporate capital expenditures	10,342

Consolidated total capital expenditures	$127,931

The following table presents information regarding revenues derived from the various industries served by Quanta aggregated by type of work. The amounts related to the year ended December 31, 2007 have been changed to segregate dark fiber revenues even though only four months of dark fiber revenues are included in 2007 results of operations. Revenues by type of work are as follows (in thousands):

	Years Ended December 31,
	2006	2007	2008

Infrastructure Services:

Electric power services	$1,147,892	$1,510,881	$2,148,009
Gas services	290,978	357,141	784,525
Telecommunications and cable television network services	364,418	443,437	535,574
Ancillary services	306,344	327,146	249,777

Total Infrastructure Services	2,109,632	2,638,605	3,717,885

Dark Fiber	—	17,431	62,328

Total Revenues	$2,109,632	$2,656,036	$3,780,213

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $53.6 million, $71.5 million and $98.8 million of its revenues from foreign operations, the majority of which was earned in Canada, during 2006, 2007 and 2008.

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our directors and executive officers required by Item 401 of Regulation S-K is set forth under the sections entitled “Proposal No. 1: Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2008 (2009 Proxy Statement), which sections are incorporated herein by reference.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, which section is incorporated herein by reference.

Information regarding our adoption of a code of ethics required by Item 406 of Regulation S-K is set forth under the section entitled “Corporate Governance — Code of Ethics and Business Conduct” in our 2009 Proxy Statement, which section is incorporated herein by reference.

Information regarding any changes in our director nomination procedures required by Item 407(c)(3) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Identifying and Evaluating Nominees for Director” and “Additional Information — Stockholder Proposals and Nominations of Directors for the 2010 Annual Meeting” in our 2009 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our audit committee required by Item 407(d)(4) and (d)(5) of Regulation S-K is set forth under the section entitled “Corporate Governance — Audit Committee” in our 2009 Proxy Statement, which section is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive officer and director compensation required by Item 402 of Regulation S-K is set forth under the sections entitled “Executive Compensation and Other Matters” and “Corporate Governance — Director Compensation” in our 2009 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our compensation committee required by Item 407(e)(4) and (e)(5) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2009 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth under the section entitled “Executive Compensation and Other Matters — Equity Compensation Plan Information” in our 2009 Proxy Statement, which section is incorporated herein by reference.

Information regarding security ownership required by Item 403 of Regulation S-K is set forth under the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons, promoters and certain control persons required by Item 404 of Regulation S-K is set forth under the section entitled “Certain Transactions” in our 2009 Proxy Statement, which section is incorporated herein by reference.

Information regarding director independence required by Item 407(a) of Regulation S-K is set forth under the section entitled “Corporate Governance — Board Independence” in our 2009 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the section entitled “Audit Fees” in our 2009 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 60 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

EXHIBIT INDEX

Exhibit
No.			Description

2.1			Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.4		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.5		—	Indenture regarding 3.75% Convertible Subordinated Notes dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
4.6		—	Registration Rights Agreement for 3.75% Convertible Subordinated Notes, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.2*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.5*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.7*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.9*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.10*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed on November 14, 2006 and incorporated herein by reference)
10	.11*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.12*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.13*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.14*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.15*	—	Employment Agreement dated as of October 27, 2008, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed October 31, 2008 and incorporated herein by reference)
10	.16*	—	Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008 by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.18*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.19*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.20*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.21*	—	Severance Agreement and Release of All Claims dated as of March 21, 2008, by and between Quanta Services, Inc. and Joseph A. Avila (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008 (No. 001-13831) filed May 12, 2008 and incorporated herein by reference)

Exhibit
No.		Description

10.22	—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.23	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.24	—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.25	—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.26	—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.27	—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.28	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.29	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.30	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.31	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10.32	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

Exhibit
No.			Description

10	.33*	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.28 to the Company’s 2006 Form 10-K (no. 001-13831) filed February 28, 2007 and incorporated herein by reference)
10	.34*	—	2008 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008 (No. 001-13831) filed May 12, 2008 and incorporated herein by reference)
10	.35*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

†	Filed or furnished with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 2, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 2, 2009.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President, Controller and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ RALPH R. DISIBIO Ralph R. DiSibio	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

Signature	Title

/s/ BERNARD FRIED Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Director

/s/ JOHN R. WILSON John R. Wilson	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit
No.			Description

2.1			Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.4		—	4.5% Convertible Subordinated Debentures Resale Registration Rights Agreement dated October 17, 2003 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.5		—	Indenture regarding 3.75% Convertible Subordinated Notes dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
4.6		—	Registration Rights Agreement for 3.75% Convertible Subordinated Notes, dated May 3, 2006, between Quanta Services, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.2*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.5*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.7*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.9*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.10*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed on November 14, 2006 and incorporated herein by reference)
10	.11*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.12*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.13*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.14*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.15*	—	Employment Agreement dated as of October 27, 2008, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed October 31, 2008 and incorporated herein by reference)
10	.16*	—	Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008 by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.18*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.19*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.20*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.21*	—	Severance Agreement and Release of All Claims dated as of March 21, 2008, by and between Quanta Services, Inc. and Joseph A. Avila (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008 (No. 001-13831) filed May 12, 2008 and incorporated herein by reference)

Exhibit
No.		Description

10.22	—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.23	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.24	—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.25	—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.26	—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.27	—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.28	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.29	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.30	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.31	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10.32	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

Exhibit
No.			Description

10	.33*	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.28 to the Company’s 2006 Form 10-K (no. 001-13831) filed February 28, 2007 and incorporated herein by reference)
10	.34*	—	2008 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2008 (No. 001-13831) filed May 12, 2008 and incorporated herein by reference)
10	.35*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contracts or compensatory plans or arrangements

†	Filed or furnished with this Annual Report on Form 10-K