Form 10-Q
period 2009-03-31
QUANTA SERVICES INC
filed 2009-05-11
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(713) 629-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

197,630,988 shares of Common Stock were outstanding as of April 30, 2009. As of the same date, 662,293 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	March 31,
	2008	2009

ASSETS
Current Assets:
Cash and cash equivalents	$437,901	$508,809
Accounts receivable, net of allowances of $8,802 and $9,224	795,251	683,893
Costs and estimated earnings in excess of billings on uncompleted contracts	54,379	60,165
Inventories	25,813	25,787
Prepaid expenses and other current assets	68,147	62,732

Total current assets	1,381,491	1,341,386
Property and equipment, net of accumulated depreciation of $330,070 and $344,030	635,456	654,438
Other assets, net	33,479	36,644
Other intangible assets, net of accumulated amortization of $57,215 and $62,121	140,717	135,811
Goodwill	1,363,100	1,363,201

Total assets	$3,554,243	$3,531,480

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$1,155	$1,956
Accounts payable and accrued expenses	400,253	343,283
Billings in excess of costs and estimated earnings on uncompleted contracts	50,390	59,563

Total current liabilities	451,798	404,802
Convertible subordinated notes, net of discount of $21,475 and $20,423	122,275	123,327
Deferred income taxes	91,104	91,817
Insurance and other non-current liabilities	217,851	219,532

Total liabilities	883,028	839,478

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 199,317,237 and 200,198,140 shares issued and 196,928,203 and 197,630,942 shares outstanding, respectively	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 662,293 and 662,293 shares issued and outstanding, respectively	—	—
Additional paid-in capital	2,803,836	2,806,935
Accumulated deficit	(97,485)	(76,131)
Accumulated other comprehensive income	(2,956)	(3,623)
Treasury stock, 2,389,034 and 2,567,198 common shares, at cost	(32,182)	(35,317)

Total stockholders’ equity	2,671,215	2,691,866
Noncontrolling interest	—	136

Total equity	2,671,215	2,692,002

Total liabilities and equity	$3,554,243	$3,531,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009

Revenues	$844,442	$738,530
Cost of services (including depreciation)	720,565	621,399

Gross profit	123,877	117,131
Selling, general and administrative expenses	70,716	73,603
Amortization of intangible assets	10,590	4,906

Operating income	42,571	38,622
Interest expense	(9,594)	(2,818)
Interest income	3,995	1,081
Other income (expense), net	204	76

Income before income taxes	37,176	36,961
Provision for income taxes	15,705	15,471

Net income	21,471	21,490
Less: Net income attributable to noncontrolling interest	—	136

Net income attributable to common stock	$21,471	$21,354

Earnings per share attributable to common stock:
Basic earnings per share	$0.13	$0.11

Diluted earnings per share	$0.13	$0.11

Shares used in computing earnings per share:
Weighted average basic shares outstanding	171,137	197,704

Weighted average diluted shares outstanding	171,587	197,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009

Cash Flows from Operating Activities:
Net income	$21,471	$21,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	18,992	19,768
Amortization of intangibles	10,590	4,906
Non-cash interest expense	4,511	1,052
Amortization of debt issuance costs	537	230
Amortization of deferred revenues	(2,128)	(2,636)
Loss on sale of property and equipment	152	429
Provision for doubtful accounts	1,352	455
Deferred income tax provision (benefit)	(1,309)	4,758
Non-cash stock-based compensation	3,776	4,702
Tax impact of stock-based equity awards	(1,234)	1,632
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(32,827)	108,040
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,555)	(5,864)
Inventories	940	26
Prepaid expenses and other current assets	911	105
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(1,041)	(55,262)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,130)	9,186
Other, net	178	(1,815)

Net cash provided by operating activities	15,186	111,202

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,145	1,826
Additions of property and equipment	(53,166)	(41,265)
Cash paid for acquisition, net of cash acquired	(187)	—

Net cash used in investing activities	(51,208)	(39,439)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	635	1,938
Payments on other long-term debt	(944)	(1,137)
Tax impact of stock-based equity awards	1,234	(1,632)
Exercise of stock options	1,412	119

Net cash provided (used in) by financing activities	2,337	(712)

Net increase (decrease) in cash and cash equivalents	(33,685)	71,051
Effect of foreign exchange rate changes on cash and cash equivalents	(1,202)	(143)
Cash and cash equivalents, beginning of period	407,081	437,901

Cash and cash equivalents, end of period	$372,194	$508,809

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(186)	$(160)
Income taxes paid	$(4,336)	$(7,918)
Income tax refunds	$393	$948

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading national provider of specialized contracting services. Quanta reports its results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries, including the design, installation, repair and maintenance of network infrastructure, as well as certain ancillary services. Additionally, the dark fiber (Dark Fiber) segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to its customers.

During 2008, Quanta made three acquisitions of businesses which have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. These acquisitions allow Quanta to further expand its capabilities and scope of services in various locations around the United States.

Changes in Accounting Principle

The condensed consolidated balance sheet as of December 31, 2008 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 have been retrospectively restated as discussed in this Note 1 under “New Accounting Pronouncements” to reflect the impact of the January 1, 2009 adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 2, 2009.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, purchase price allocations, self-insured claims liabilities, convertible debt, revenue recognition for construction contracts and dark fiber licensing, share-based compensation, provision for income taxes and calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $437.9 million and $508.8 million as of December 31, 2008 and March 31, 2009. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2008 and March 31, 2009, cash equivalents were $399.1 million and $460.2 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of December 31, 2008 and March 31, 2009, cash held in domestic bank accounts was approximately $433.7 million and $503.1 million and cash held in foreign bank accounts was approximately $4.2 million and $5.7 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the current financial crisis and volatility of the markets, could affect its ability to collect amounts due from them. As of December 31, 2008 and March 31, 2009, Quanta had total allowances for doubtful accounts of approximately $8.8 million and $9.2 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2008 and March 31, 2009 were approximately $101.1 million and $92.5 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2008 and March 31, 2009 were $6.0 million and $8.9 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2008 and March 31,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the balances of unbilled receivables included in accounts receivable were approximately $122.9 million and $109.1 million.

Goodwill and Other Intangibles

Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test with the first step performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in market capitalization below book value, significant change in business climate or loss of a significant customer, among other things, may trigger the need for interim impairment testing. The first step involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. Quanta determines fair value using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Significant estimates used in the above methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reporting units. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the calculated fair value of the goodwill. If the calculated fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense. Increases in the carrying value of reporting units that may result from Quanta’s impairment test are not allowed, therefore Quanta may record goodwill impairments in the future, even when the aggregate fair value of Quanta’s reporting units and Quanta as a whole may increase.

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

Quanta amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss must be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Investments in Joint Ventures

During the three months ended March 31, 2009, one of Quanta’s subsidiaries entered into a joint venture arrangement that was formed for the purpose of providing infrastructure services under a contract awarded by a large utility customer. The scope of services to be provided include the design, installation and maintenance of electric transmission and distribution systems in the northeast United States. The joint venture members each own an equal (50%) equity interest in the joint venture entity and participate equally in the losses of the entity. Generally, Quanta’s share of the profits in the joint venture will be 75%, 67% and 50% during the first year, second year and thereafter, respectively. Certain incentive profits will be shared 50%:50% between the joint venture members throughout the term of the joint venture.

Quanta has evaluated its investment in this joint venture in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” (“FIN 46R”) and determined that the joint venture is a variable interest entity, with Quanta providing more than half of the subordinated financial support to the entity through its expected provision of the majority of the subcontractor services to be provided to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the joint venture. As a result, Quanta has been determined to be the primary beneficiary of the joint venture and has accounted for the results of the joint venture on a consolidated basis. In accordance with FIN 46R and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” the other 50% equity interest in the joint venture has been accounted for as a noncontrolling interest as of and for the three months ended March 31, 2009.

Also during the three months ended March 31, 2009, one of Quanta’s subsidiaries began operating under the terms of an unincorporated joint venture which was entered into for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract for a specific customer. The joint venture is a general partnership, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. Quanta has evaluated this investment in accordance with the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-1, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” which provides standards of accounting for investments in joint ventures that are unique to the construction industry and that do not qualify as variable interest entities. As a result of this evaluation, Quanta has determined that its investment in this joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture and such amounts have been presented in the accompanying financial statements.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted and can be reliably estimated. As of March 31, 2009, Quanta had approximately $13.0 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Dark Fiber — The Dark Fiber segment constructs and licenses the right to use fiber-optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2008 and March 31, 2009, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $34.6 million and $34.8 million and are recognized as deferred revenue, with $25.1 million considered to be long-term and included in other non-current liabilities for both periods. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at March 31, 2009 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2009	$40,008
2010	43,655
2011	35,180
2012	28,013
2013	18,074
Thereafter	62,213

Fixed non-cancelable minimum licensing revenues	$227,143

Income Taxes

Quanta follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

Quanta accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN No. 48). FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. Quanta records reserves for

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of March 31, 2009, the total amount of unrecognized tax benefits relating mainly to uncertain tax positions was $62.3 million, an increase from December 31, 2008 of $3.1 million primarily related to tax positions expected to be taken for 2009. For the three months ended March 31, 2008 and 2009, Quanta recognized $1.3 million and $1.4 million of interest and penalties in the provision for income taxes. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $24.8 million due to the expiration of certain statutes of limitations.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. Categorization for disclosure purposes is required for qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents that require categorization are categorized as Level 1 assets at December 31, 2008 and March 31, 2009, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

Quanta’s convertible subordinated notes are not required to be carried at fair value, although their fair market value must be disclosed. The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of its stock rises and decrease as the market price falls. The interest and market value changes affect the fair market value of Quanta’s convertible subordinated notes but do not impact their carrying value. The fair market values of Quanta’s convertible subordinated notes are determined based upon the quoted secondary market price on or before the dates specified, which is considered a Level 2 input. The fair value of the aggregate principal amount of Quanta’s fixed-rate debt of $143.8 million was $136.6 million and $166.9 million at December 31, 2008 and March 31, 2009.

Quanta uses fair value measurements on a non-recurring basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. During the quarter ended December 31, 2008, the carrying amount of goodwill was compared to its fair value in accordance with its annual impairment test. No changes in carrying amount resulted. The lowest level of inputs used for fair value measurements for goodwill, other intangibles assets and long-lived assets held and used are Level 3 inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

Stock-Based Compensation

Quanta recognizes compensation expense for all stock-based compensation based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. Quanta calculates the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. Forfeitures are estimated based upon historical activity. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance based awards is recognized using the graded vesting method over the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for options and restricted stock (excess tax benefit) are classified as financing cash flows.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, Quanta adopted FSP APB 14-1. FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components of qualifying convertible debt instruments in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt instrument’s conversion feature. This FSP has been applied retrospectively to all periods presented. Accordingly, Quanta recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, Quanta recorded non-cash interest expense during the first quarter of 2009 and will continue doing so until Quanta’s 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) non-cash interest expense will be recorded in 2009, with approximately $1.1 million ($0.7 million after tax effect) recorded in the first quarter of 2009. See the tables below for the impact of the adoption of FSP APB 14-1 as of December 31, 2008 and for the quarter ended March 31, 2008.

Also January 1, 2009, Quanta adopted FSP EITF 03-06-1. FSP EITF 03-06-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-06-1. All of Quanta’s restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-06-1. Prior to the retrospective application of FSP EITF 03-06-1 on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-06-1 on earnings per share is immaterial. Additionally, the adoption of FSP EITF 03-06-1 had no material impact on basic and diluted income per share in the first quarter of 2009. See the Statement of Operations table below for the impact of adopting FSP EITF 03-06-1 for the quarter ended March 31, 2008.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following financial statement line items were affected as of December 31, 2008 and for the three months ended March 31, 2008 as a result of the retrospective adoption of FSP APB 14-1 and FSP EITF 03-06-1 on January 1, 2009 (in thousands, except per share data):

Consolidated Balance Sheet:

	As
	Originally	Effect of FSP	As
	Reported	APB 14-1	Adjusted

December 31, 2008
Other assets, net	$34,023	$(544)	$33,479
Total assets	3,554,787	(544)	3,554,243
Convertible subordinated notes	143,750	(21,475)	122,275
Deferred income taxes	83,422	7,682	91,104
Total liabilities	896,821	(13,793)	883,028
Additional paid-in capital	2,740,552	63,284	2,803,836
Accumulated deficit	(47,450)	(50,035)	(97,485)
Total stockholders’ equity	2,657,966	13,249	2,671,215
Total liabilities and equity	$3,554,787	$(544)	$3,554,243

Consolidated Statement of Operations:

	As
	Originally	Effect of FSP	Effect of	As
	Reported	APB 14-1	EITF 03-06-1	Adjusted

Quarter Ended March 31, 2008
Interest expense	$(5,200)	$(4,394)	$—	$(9,594)
Provision for income taxes	17,318	(1,613)	—	15,705
Net income	24,252	(2,781)	—	21,471
Basic earnings per share	$0.14	$(0.01)	$—	$0.13

Weighted average basic shares outstanding	170,050	—	1,087	171,137

Diluted earnings per share	$0.14	$(0.01)	$—	$0.13

Weighted average diluted shares outstanding	195,020	(24,235)	802	171,587

Consolidated Statement of Cash Flow:

	As
	Originally	Effect of FSP	As
	Reported	APB 14-1	Adjusted

Quarter Ended March 31, 2008
Net income	$24,252	$(2,781)	$21,471
Adjustments to reconcile net income to net cash provided by operating activities —
Non-cash interest expense	—	4,511	4,511
Amortization of debt issuance costs	654	(117)	537
Deferred income tax provision (benefit)	304	(1,613)	(1,309)
Net cash provided by operating activities	$15,186	$—	$15,186

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) and has the same effective date as SFAS No. 141(R). Accordingly, Quanta adopted FSP FAS 141(R)-1 effective January 1, 2009. FSP FAS 141(R)-1 carries forward the requirements in SFAS No. 141, “Business Combinations” for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 also amends the disclosure requirements of SFAS No. 141(R) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. As Quanta did not complete any acquisitions in the first quarter of 2009, FSP FAS 141(R)-1 had no impact on its consolidated financial position, results of operations, cash flows or disclosures in the first quarter of 2009, but Quanta expects that it may have a material impact on its consolidated financial position, results of operations, cash flows or disclosures as a result of acquisitions in future periods.

On January 1, 2009, Quanta fully adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements with respect to financial and non-financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value when an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased. This FSP also provides guidance to identify circumstances that indicate when a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Quanta adopted FSP FAS 157-4 in the quarter ended March 31, 2009. The adoption of FSP FAS 157-4 did not have any material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 requires public entities to provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” on a quarterly basis and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because Quanta has been providing these disclosures in its quarterly reports prior to the issuance of FSP FAS 107-1, the adoption of FSP FAS 107-1 did not have any impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. The FSP also contains additional disclosure requirements related to debt and equity securities. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because Quanta does not currently hold any debt or equity securities that would be within the scope of FSP FAS 115-2, the adoption of FSP FAS 115-2 did not have any impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

Accounting Standards Not Yet Adopted.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Principles.” Quanta will adopt SFAS No. 162 once it is effective, but has not yet determined the impact, if any, on its consolidated financial statements.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2008 and March 31, 2009 is as follows (in thousands):

	Infrastructure
	Services	Dark Fiber
	Segment	Segment	Total

Balance at December 31, 2008	$1,026,309	$336,791	$1,363,100
Purchase price adjustments related to acquisitions which closed in previous quarters	101	—	101

Balance at March 31, 2009	$1,026,410	$336,791	$1,363,201

Other intangible assets are comprised of (in thousands):

	December 31,	March 31.
	2008	2009

Other intangible assets:
Customer relationships	$111,379	$111,379
Backlog	54,139	54,139
Non-compete agreements	16,336	16,336
Patented rights and developed technology	16,078	16,078

Total intangible assets	197,932	197,932

Accumulated amortization:
Customer relationships	(11,381)	(13,267)
Backlog	(38,109)	(40,041)
Non-compete agreements	(6,000)	(6,770)
Patented rights and developed technology	(1,725)	(2,043)

Total accumulated amortization	(57,215)	(62,121)

Intangible assets, net	$140,717	$135,811

Expenses for the amortization of intangible assets were $10.6 million and $4.9 million for the three months ended March 31, 2008 and 2009. The remaining weighted average amortization period for all intangible assets as of March 31, 2009 is 11.3 years, while the remaining weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights and developed technology are 13.4 years, 2.0 years, 2.7 years and 11.4 years, respectively. The estimated future aggregate amortization expense of intangible assets as of March 31, 2009 is set forth below (in thousands):

For the Fiscal Year Ended December 31,

Remainder of 2009	$14,715
2010	14,147
2011	13,003
2012	13,802
2013	8,770
Thereafter	71,374

Total	$135,811

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	STOCK-BASED COMPENSATION:

Stock Incentive Plans

Pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options. The purpose of the 2007 Plan is to provide directors, key employees, officers and certain consultants and advisors with additional performance incentives by increasing their proprietary interest in Quanta. Prior to the adoption of the 2007 Plan, Quanta had issued awards of restricted common stock and stock options under its 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan), which was terminated effective May 24, 2007, except that outstanding awards will continue to be governed by the terms of the 2001 Plan. In connection with the acquisition of InfraSource Services, Inc. (InfraSource) on August 30, 2007, Quanta assumed InfraSource’s 2003 Omnibus Stock Incentive Plan and 2004 Omnibus Stock Incentive Plan, in each case as amended (the InfraSource Plans). The InfraSource Plans were terminated in connection with the acquisition, and no further awards will be made under these plans, although the terms of these plans will govern outstanding awards. The 2007 Plan, the 2001 Plan and the InfraSource Plans are referred to as the Plans.

Restricted Stock

Restricted common stock has been issued under the Plans at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until they vest, which generally occurs over three or four years in equal annual installments. During the restriction period, the restricted stockholders are entitled to vote and receive dividends on such shares.

During the three months ended March 31, 2008 and 2009, Quanta granted 0.7 million and 0.9 million shares of restricted stock under the 2007 Plan with a weighted average grant price of $23.02 and $22.17. During the three months ended March 31, 2008 and 2009, 0.5 million and 0.5 million shares vested with an approximate fair value at the time of vesting of $12.6 million and $9.4 million.

As of March 31, 2009, there was approximately $29.4 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The stock options granted under the InfraSource Plans, which were converted to options to acquire Quanta common stock upon the acquisition of InfraSource, generally vest over four years and have a maximum term of ten years; however, some options vested on August 30, 2007 due to change of control provisions in place in certain InfraSource option or management agreements, and there has been and may be additional accelerated vesting if the employment of certain option holders is terminated within a certain period following the acquisition.

As of March 31, 2009, there was approximately $2.2 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 1.1 years.

Former InfraSource options exercised during the three months ended March 31, 2009 had an intrinsic value of $0.1 million, generated $0.1 million of cash proceeds and generated a nominal amount of associated income tax benefit. Former InfraSource options exercised during the three months ended March 31, 2008 had an intrinsic value of $1.1 million, generated $1.5 million of cash proceeds and generated $0.4 million of associated income tax benefit.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009

Non-cash compensation expense related to restricted stock	$2,801	$4,126
Non-cash compensation expense related to stock options	975	576

Total stock-based compensation included in selling, general and administrative expenses	$3,776	$4,702

Actual tax benefit (expense) from vested restricted stock	$1,038	$(1,635)
Actual tax benefit for the tax deductions from options exercised	642	15

Actual tax benefit (expense) related to stock-based compensation expense	1,680	(1,620)
Income tax benefit related to non-cash compensation expense	1,473	1,834

Total tax benefit related to stock-based compensation expense	$3,153	$214

4.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2008 and 2009 are illustrated below (in thousands):

	Three Months Ended
	March 31,
	2008	2009

NET INCOME:
Net income attributable to common stock	$21,471	$21,354

Net income attributable to common stock for diluted earnings per share	$21,471	$21,354

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	171,137	197,704
Effect of dilutive stock options	450	29

Weighted average shares outstanding for diluted earnings per share	171,587	197,733

For the three months ended March 31, 2008, stock options for approximately 0.1 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2008, the effect of assuming conversion of the 4.5% and 3.75% convertible subordinated notes would have been antidilutive and they were therefore excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2009, the effect of assuming conversion of the 3.75% convertible subordinated notes would have been antidilutive and they were therefore excluded from the calculation of diluted earnings per share.

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

As of March 31, 2009, Quanta had approximately $157.5 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $317.5 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of March 31, 2009, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of its assets. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Quanta’s obligations under the credit facility constitute designated senior indebtedness under its 3.75% convertible subordinated notes.

3.75% Convertible Subordinated Notes

At March 31, 2009, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $123.3 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and March 31, 2009 is presented net of a debt discount of $21.5 million and $20.4 million. This debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 as discussed in Note 1. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 was 7.85%. At March 31, 2009, the remaining amortization period of the debt discount is approximately four years.

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

4.5% Convertible Subordinated Notes

During 2008, the holders of $269.8 million aggregate principal amount of Quanta’s 4.5% convertible subordinated notes due 2023 (4.5% Notes) elected to convert their notes, resulting in the issuance of 24,229,781 shares of Quanta’s common stock, substantially all of which followed a notice of redemption by Quanta that it would redeem on October 8, 2008 all of the 4.5% Notes outstanding pursuant to the indenture governing the notes. Quanta also repurchased $106,000 aggregate principal amount of the 4.5% Notes on October 1, 2008 pursuant to the holders’ election and redeemed for cash $49,000 aggregate principal amount of the notes, plus accrued and unpaid interest, on October 8, 2008. As a result of all of these transactions, none of the 4.5% Notes remained outstanding as of October 8, 2008. The 4.5% Notes were originally issued in October 2003 for an aggregate principal amount of $270.0 million and required semi-annual interest payments on April 1 and October 1 until maturity.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EQUITY:

Treasury Stock

Pursuant to the stock incentive plans described in Note 3, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the first quarters of 2008 and 2009, Quanta withheld 172,702 and 178,164 shares of Quanta common stock with a total market value of $4.1 million and $3.1 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interest

During the three months ended March 31, 2009, Quanta acquired a 50% interest in a joint venture that qualifies as a variable interest entity under FIN 46R and has been included on a consolidated basis in the accompanying financial statements. As a result, income attributable to the other joint venture member has been accounted for as a reduction of reported net income to derive net income attributable to the common stockholders of Quanta. Equity in the consolidated assets and liabilities of the joint venture attributable to the other joint venture member has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

Income before income taxes in the condensed consolidated statements of operations includes $0.1 million related to the noncontrolling interest for the three months ended March 31, 2009. The carrying value of the investments held by Quanta and the noncontrolling interest in the variable interest entity were both approximately $0.1 million at March 31, 2009. There were no changes in equity as a result of transfers (to) from the noncontrolling interest during the period.

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income as a result. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2009

Net income	$21,471	$21,490
Foreign currency translation adjustment	(1,202)	(667)

Comprehensive income	20,269	20,823
Less: Comprehensive income attributable to the noncontrolling interest	—	136

Comprehensive income attributable to common stock	$20,269	$20,687

7.	SEGMENT INFORMATION:

Quanta reports its results under two business segments, which are the Infrastructure Services and Dark Fiber segments. The Infrastructure Services segment provides comprehensive network solutions to the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, the Infrastructure Services segment provides ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. The Dark Fiber segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to its customers. The Dark Fiber segment services educational institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Corporate costs not readily identifiable to a reportable segment are allocated based upon each segment’s revenue contribution to consolidated revenues. The assets as of March 31, 2009 and December 31, 2008 by segment are as follows (in thousands):

	Infrastructure		Total
	Services	Dark Fiber	Reportable
As of March 31, 2009:	Segment	Segment	Segments

Assets	$2,312,032	$621,175	$2,933,207

The following is a reconciliation of reportable segment assets to Quanta’s consolidated assets as of March 31, 2009 (in thousands):

Total assets for reportable segments	$2,933,207
Unallocated amounts:
Cash at corporate	514,988
Other unallocated amounts, net	83,285

Consolidated total assets	$3,531,480

	Infrastructure		Total
	Services	Dark Fiber	Reportable
As of December 31, 2008:	Segment	Segment	Segments

Assets	$2,379,888	$617,888	$2,997,776

The following is a reconciliation of reportable segment assets to Quanta’s consolidated assets as of December 31, 2008 (in thousands):

Total assets for reportable segments	$2,997,776
Unallocated amounts:
Cash at corporate	463,248
Other unallocated amounts, net	93,219

Consolidated total assets	$3,554,243

The revenues, operating income and capital expenditures for the three months ended March 31, 2009 and 2008 by segment are as follows (in thousands):

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For the Three Months Ended March 31, 2009:	Segment	Segment	Segments

Revenues (unaffiliated)	$719,645	$18,885	$738,530
Operating income from external customers	$30,622	$8,000	$38,622
Capital expenditures	$22,870	$18,409	$41,279

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of reportable segment capital expenditures to Quanta’s capital expenditures for the three months ended March 31, 2009 (in thousands):

Total capital expenditures for reportable segments	$41,279
Elimination of intersegment profits	(1,425)
Corporate capital expenditures	1,411

Consolidated total capital expenditures	$41,265

	Infrastructure		Total
	Services	Dark Fiber	Reportable
For the Three Months Ended March 31, 2008:	Segment	Segment	Segments

Revenues (unaffiliated)	$831,234	$13,208	$844,442
Operating income from external customers	38,043	$4,528	$42,571
Capital expenditures	$32,411	$20,140	$52,551

The following is a reconciliation of reportable segment capital expenditures to Quanta’s capital expenditures for the three months ended March 31, 2008 (in thousands):

Total capital expenditures for reportable segments	$52,551
Elimination of intersegment profits	(1,142)
Corporate capital expenditures	1,757

Consolidated total capital expenditures	$53,166

The following table presents information regarding revenues derived from the various industries served by Quanta aggregated by type of work. Revenues by type of work are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009

Infrastructure Services:
Electric power services	$488,138	$500,855
Gas services	136,562	90,936
Telecommunications and cable television network services	144,058	73,551
Ancillary services	62,476	54,303

Total Infrastructure Services	831,234	719,645
Dark Fiber	13,208	18,885

Total Revenues	$844,442	$738,530

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $24.4 million and $15.1 million of its revenues from foreign operations, the majority of which was earned in Canada, during the three months ended March 31, 2008 and 2009.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES:

Joint Venture Contingencies

As described in Note 1, one of Quanta’s subsidiaries entered into a joint venture with a third party engineering company during the first quarter of 2009 for the purpose of providing infrastructure services under a contract awarded by a large utility customer. Losses incurred by the joint venture are typically shared equally by the joint venture members. However, under the terms of the joint venture agreement, each member of the joint venture has guaranteed all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with this performance guarantee.

In addition, as described in Note 1, another of Quanta’s subsidiaries began operations during the first quarter of 2009 in a joint venture with a third party for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract with a specific customer. Under the joint venture agreement, the losses incurred by the joint venture are typically shared equally by the joint venture partners. However, the joint venture is a general partnership, and as such, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with its joint and several liability.

In each of the above joint venture arrangements, each joint venturer has indemnified the other for any liabilities incurred in excess of the liabilities for which the joint venturer is obligated to bear under the respective joint venture agreement. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if the other joint venturer failed or refused to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2009 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2009	$43,501
2010	39,330
2011	31,054
2012	20,788
2013	15,519
Thereafter	16,856

Total minimum lease payments	$167,048

Rent expense related to operating leases was approximately $26.4 million and $27.9 million for the three months ended March 31, 2008 and 2009.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the leases. At March 31, 2009, the maximum guaranteed residual value was approximately $154.3 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for expansion of its dark fiber network. Quanta typically does not commit capital to new network expansions until it has a committed lease arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of March 31, 2009, Quanta estimates these committed capital expenditures to be approximately $50.7 million for the period April 1, 2009 through December 31, 2009 and $1.9 million for the year ended December 31, 2010.

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

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. No customer accounted for more than 10% of accounts receivable as of March 31, 2009 or revenues for the three months ended March 31, 2008 or 2009.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and March 31, 2009, the gross amount accrued for insurance claims totaled $147.9 million and $149.7 million, with $105.0 million and $105.9 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and March 31, 2009 were $12.5 million and $14.0 million, of which $7.2 million and $7.4 million are included in prepaid expenses and other current assets and $5.3 million and $6.6 million are included in other assets, net.

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

As of March 31, 2009, Quanta had $157.5 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009 and 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2009, the total amount of outstanding performance bonds was approximately $961.7 million, and the estimated cost to complete these bonded projects was approximately $267.1 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses. Quanta has also guaranteed the obligations of its wholly owned subsidiary under the joint venture arrangement with a third party engineering company entered into in the first quarter of 2009, which is described in Notes 1 and 8.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

Quanta has various employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of Quanta. In addition, employment agreements between InfraSource and certain of its executives and employees included provisions that became effective upon termination of employment within a specified time period, generally two years, following the change of control of InfraSource. Upon the occurrence of any of the defined events in the various employment agreements, Quanta will pay certain amounts to the employee, which vary with the level of the employee’s responsibility.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of March 31, 2009, Quanta is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these indemnity obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on March 2, 2009 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

Introduction

We are a leading national provider of specialty contracting services. We report our results under two business segments. The infrastructure services (Infrastructure Services) segment provides specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Specifically, the comprehensive services provided by the Infrastructure Services segment include designing, installing, repairing and maintaining network infrastructure, as well as certain ancillary services. Additionally, the dark fiber (Dark Fiber) segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use point-to-point fiber-optic telecommunications facilities to our customers. The Dark Fiber segment services educational institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

We had consolidated revenues for the three months ended March 31, 2009 of approximately $738.5 million, of which 68% was attributable to electric power work, 12% to gas work, 10% to telecommunications and cable television work and 7% to ancillary services, such as inside electrical wiring, intelligent traffic networks, fueling systems, cable and control systems for light rail lines, airports and highways and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In addition, 3% of our consolidated revenues for the three months ended March 31, 2009 relates to our Dark Fiber segment.

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

The Dark Fiber segment constructs and licenses the right to use fiber-optic telecommunications facilities to our customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. Revenues earned pursuant to these fiber-optic facility licensing agreements, including any initial fees or advanced billings, are recognized ratably over the expected length of the agreements, including probable renewal periods.

Seasonality; Fluctuations of Results; Economic Conditions

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

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. Certain of our customers, in particular our telecommunications and gas customers, have reduced spending in the first quarter of 2009 in part due to the negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, gains and losses on the sale of property and equipment, letter of credit fees and maintenance, training and conversion costs related to the implementation of an information technology solution.

Results of Operations

The results of operations data below for the three month period ended March 31, 2008 has been retrospectively restated in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement).” For more details regarding how the adoption of FSP APB 14-1 impacted Quanta’s consolidated financial statements, see Note 1 to our condensed consolidated financial statements. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2008		2009

Revenues	$844,442	100.0%	$738,530	100.0%
Cost of services (including depreciation)	720,565	85.3	621,399	84.1

Gross profit	123,877	14.7	117,131	15.9
Selling, general and administrative expenses	70,716	8.4	73,603	10.0
Amortization of intangible assets	10,590	1.3	4,906	0.7

Operating income	42,571	5.0	38,622	5.2
Interest expense	(9,594)	(1.1)	(2,818)	(0.3)
Interest income	3,995	0.5	1,081	0.1
Other income (expense), net	204	—	76	—

Income before income taxes	37,176	4.4	36,961	5.0
Provision for income taxes	15,705	1.9	15,471	2.1

Net income	21,471	2.5%	21,490	2.9%

Less: Net income attributable to the noncontrolling interest	—	—	136	—

Net income attributable to common stock	$21,471	2.5%	$21,354	2.9%

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues.  Revenues decreased $105.9 million, or 12.5%, to $738.5 million for the three months ended March 31, 2009. In the Infrastructure Services segment, revenues from gas services decreased by approximately $45.6 million, or 33.4%, revenues from telecommunications and cable television network services decreased by approximately $70.5 million, or 48.9% and revenues from ancillary services decreased approximately $8.2 million, or 13.1%. Revenues were negatively impacted by a decreased number and size of projects as a result of reduced capital spending by our customers, specifically in connection with natural gas transmission projects and fiber build-out initiatives. Partially offsetting these decreases was an increase in revenues from electric power services of approximately $12.7 million, or 2.6%, primarily, due to an increase in revenues from emergency restoration services of approximately $23.7 million from $22.5 million in the first quarter of 2008 to $46.2 million in the first quarter of 2009. Additionally, revenues for the Dark Fiber segment increased from $13.2 million for the three months ended March 31, 2008 to $18.9 million for the three months ended March 31, 2009. This increase is a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber-optic telecommunications facilities.

Gross profit.  Gross profit decreased $6.7 million, or 5.4%, to $117.1 million for the three months ended March 31, 2009. The decrease in gross profit resulted primarily from the effect of the decreased revenues discussed above. As a percentage of revenues, gross margin increased from 14.7% for the three months ended March 31, 2008 to 15.9% for the three months ended March 31, 2009. The increase in gross margin is primarily due to a higher amount of emergency restoration services, which typically generate higher margins. Also contributing to this increase in gross margin is higher pricing as well as improved margins in ancillary services resulting from the completion of certain low margin contracts in 2008 that did not recur in 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.9 million, or 4.1%, to $73.6 million for the three months ended March 31, 2009. The increase in selling, general and administrative expenses was partially attributable to higher stock-based compensation expense of approximately $1.3 million that resulted from an increase in the overall value of outstanding restricted stock awards that vested in the first quarter of 2009 as compared to the first quarter of 2008, coupled with increased legal fees of approximately $1.2 million associated with ongoing litigation during the first quarter of 2009. Also contributing to the increase were costs of approximately $1.0 million associated with the implementation of an information technology solution. Partially offsetting these increases was lower bad debt expense of $0.9 million. As a percentage of revenues, selling, general and administrative expenses increased from 8.4% to 10.0% due to the increase in expenses and to lower revenues.

Amortization of intangible assets.  Amortization of intangible assets decreased $5.7 million to $4.9 million for the three months ended March 31, 2009. This decrease is primarily due to the run-off of amortization associated with the backlog acquired during 2007.

Interest expense.  Interest expense for the three months ended March 31, 2009 decreased $6.8 million as compared to the three months ended March 31, 2008, primarily due to the conversion, redemption and repurchase of all remaining 4.5% convertible subordinated notes that occurred in the third quarter of 2008.

Interest income.  Interest income was $1.1 million for the quarter ended March 31, 2009, compared to $4.0 million for the quarter ended March 31, 2008. The decrease results primarily from substantially lower interest rates partially offset by a higher average cash balance for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Provision for income taxes.  The provision for income taxes was $15.5 million for the three months ended March 31, 2009, with an effective tax rate of 41.9%. The provision for income taxes was $15.7 million for the three months ended March 31, 2008, with an effective tax rate of 42.2%.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $508.8 million as of March 31, 2009, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Increased demand for services resulting from, for example, initiatives to rebuild the United States electric power grid or support renewable energy projects may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash.

The recent distress in the financial markets did not have a significant impact on our overall financial position, results of operations or cash flows as of and for the year ended December 31, 2008 or as of and for the three months ended March 31, 2009, although certain of our operations were impacted during the three months ended March 31, 2009. Management continues to monitor the financial markets and general national and global economic conditions. If further changes in financial markets or other areas of the economy adversely impacted our ability to access capital markets, we would expect to rely on a combination of available cash and borrowing capacity under our credit facility to provide short-term funding. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at March 31, 2009. Accordingly, we do not anticipate that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be approximately $175 million for 2009. Approximately $85 million of expected 2009 capital expenditures are targeted for the expansion of our dark fiber network, primarily in connection with committed customer arrangements, with the majority of the remaining expenditures for operating equipment in the Infrastructure Services segment.

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

Sources and Uses of Cash

As of March 31, 2009, we had cash and cash equivalents of $508.8 million, working capital of $936.6 million and long-term obligations of $123.3 million, net of current maturities. The long-term obligations are our 3.75% Notes, which have an aggregate principal amount of $143.8 million. We also had $157.5 million of letters of credit outstanding under our credit facility, leaving $317.5 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of collection of receivables. Working capital needs are generally higher during the summer and fall months due to increased services in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities provided net cash to us of $111.2 million during the three months ended March 31, 2009 as compared to $15.2 million in the three months ended March 31, 2008. The increase in operating cash flows in the first quarter of 2009 as compared to the first quarter of 2008 is primarily due to collections of accounts receivable and retainage that were outstanding at December 31, 2008, coupled with reduced overall working capital needs in the first quarter of 2009 associated with lower levels of revenue activity. Cash flow for the first quarter of 2008 was negatively impacted by higher working capital requirements associated with invoice processing issues by a certain customer as a result of the rapid ramp-up of FTTx and wireless installations over the six months prior to March 31, 2008. The specific telecommunications work that was being performed had voluminous billing requirements and had been subject to lengthy delays as our invoices worked their way through the customer’s payment system. By the fourth quarter of 2008, these collection delays had been resolved.

Investing Activities

In the three months ended March 31, 2009, we used net cash in investing activities of $39.4 million as compared to $51.2 million used in investing activities in the three months ended March 31, 2008. Investing activities in the first quarter of 2009 included $41.3 million used for capital expenditures, partially offset by $1.8 million of proceeds from the sale of equipment. Investing activities in 2008 included $53.2 million used for capital expenditures, partially offset by $2.1 million of proceeds from the sale of equipment.

Financing Activities

In the three months ended March 31, 2009, financing activities used net cash flow of $0.7 million as compared to $2.3 million provided by financing activities in the three months ended March 31, 2008. The $0.7 million used in financing activities in the three months ended March 31, 2009 resulted primarily from a $1.6 million tax impact from stock-based equity awards partially offset by $0.8 million in net proceeds from borrowings. The $2.3 million provided by financing activities in the three months ended March 31, 2008 resulted primarily from $1.4 million received from the exercise of stock options. Also contributing to the inflow was $1.2 million of tax benefit from stock-based equity awards.

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

As of March 31, 2009, we had approximately $157.5 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $317.5 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of March 31, 2009, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% Notes.

3.75% Convertible Subordinated Notes

At March 31, 2009, we had outstanding $143.8 million aggregate principal amount of the 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $123.3 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and March 31, 2009 is presented net of a debt discount of $21.5 million and $20.4 million. This debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 as discussed in Note 1 to the condensed consolidated financial statements. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 was 7.85%. At March 31, 2009, the remaining amortization period for the debt discount is approximately four years.

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

4.5% Convertible Subordinated Notes

During 2008, the holders of $269.8 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) elected to convert their notes, resulting in the issuance of 24,229,781 shares of our common stock, substantially all of which followed a notice of redemption that we would redeem on October 8, 2008 all of the 4.5% Notes outstanding pursuant to the indenture governing the notes. We also repurchased $106,000 aggregate principal amount of the 4.5% Notes on October 1, 2008 pursuant to the holders’ election and redeemed for cash $49,000 aggregate principal amount of the notes, plus accrued and unpaid interest, on October 8, 2008. As a result of all of these transactions, none of the 4.5% Notes remained outstanding as of October 8, 2008. The 4.5% Notes were originally issued in October 2003 for an aggregate principal amount of $270.0 million and required semi-annual interest payments on April 1 and October 1 until maturity.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our dark fiber networks, surety guarantees and obligations relating to our joint venture arrangements. During the first quarter of 2009, two of our subsidiaries began operating in separate joint venture structures which contain risks not directly reflected in our balance sheets. In association with one of these joint ventures, our subsidiary has guaranteed all of the obligations of the joint venture under the contract with the customer. Additionally, our second joint venture arrangement qualifies as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In each of these joint venture arrangements, each joint venturer has indemnified the other party for any liabilities incurred in excess of the liabilities for which the joint venturer is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any off-balance sheet financing arrangements through special purpose entities, and we have no other material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2009, the maximum guaranteed residual value was approximately $154.3 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2009, we had $157.5 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009 and 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for any bonds that were outstanding under it on August 30, 2007 and have not expired or been replaced, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2009, the total amount of outstanding performance bonds was approximately $961.7 million, and the estimated cost to complete these bonded projects was approximately $267.1 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses. We have also guaranteed the obligations of our wholly owned subsidiary under the joint venture arrangement with a third party engineering company entered into in the first quarter of 2009, which is described in Notes 1 and 8 to the condensed consolidated financial statements.

Contractual Obligations

As of March 31, 2009, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2009	2010	2011	2012	2013	Thereafter

Long-term obligations — principal	$145,706	$1,956	$—	$—	$—	$143,750	$—
Long-term obligations — interest	22,011	4,043	5,391	5,391	5,391	1,795	—
Operating lease obligations	167,048	43,501	39,330	31,054	20,788	15,519	16,856
Committed capital expenditures for dark fiber networks under contracts with customers	52,570	50,657	1,884	29	—	—	—

Total	$387,335	$100,157	$46,605	$36,474	$26,179	$161,064	$16,856

Actual maturities of our long-term obligations may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates or subsequent to optional maturity dates. Additionally, the $143.8 million aggregate principal amount above differs from the $123.3 million of convertible subordinated notes on the consolidated balance sheet as of March 31, 2009 due to the balance sheet amount being presented net of a discount of $20.4 million.

The committed capital expenditures for dark fiber networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of March 31, 2009, the total unrecognized tax benefit related to uncertain tax positions was $62.3 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $24.8 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and March 31, 2009, the gross amount accrued for insurance claims totaled $147.9 million and $149.7 million, with $105.0 million and $105.9 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and March 31, 2009 were $12.5 million and $14.0 million, of which $7.2 million and $7.4 million are included in prepaid expenses and other current assets and $5.3 million and $6.6 million are included in other assets, net.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables for services we have performed. No customer accounted for more than 10% of accounts receivable as of March 31, 2009 or revenues for the three months ended March 31, 2008 or 2009.

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

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, we adopted FASB Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of such instruments to separately account for the liability and equity components of qualifying convertible debt instruments in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt instrument’s conversion feature. This FSP has been applied retrospectively to all periods presented. Accordingly, we recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, we recorded additional non-cash interest expense during the first quarter of 2009 and will continue doing so until our 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) non-cash interest expense will be recorded in 2009, with approximately $1.1 million ($0.7 million after tax effect) recorded in the first quarter of 2009. See the tables in Note 1 of our consolidated financial statements for the impact of FSP APB 14-1 as of December 31, 2008 and for the quarter ended March 31, 2008.

On January 1, 2009, we adopted FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-06-1. All of our restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-06-1. Prior to the retrospective application of FSP EITF 03-06-1 on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-06-1 on earnings per share is immaterial. Additionally, the adoption of FSP EITF 03-06-1 had no material impact on basic and diluted income per share in the first quarter of 2009. See Note 1 of our consolidated financial statements for the impact of adopting FSP EITF 03-06-1 for the quarter ended March 31, 2008.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) and has the same effective date as SFAS No. 141(R). Accordingly, we adopted FSP FAS 141(R)-1 effective January 1, 2009. FSP FAS 141(R)-1 carries forward the requirements in SFAS No. 141, “Business Combinations” for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 also amends the disclosure requirements of SFAS No. 141(R) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. As we did not complete any acquisitions in the first quarter of 2009, FSP FAS 141(R)-1 had no impact on our consolidated financial position, results of operations, cash flows or disclosures in the first quarter of 2009, but we expect that it may have a material impact on our consolidated financial position, results of operations, cash flows or disclosures as a result of acquisitions in future periods.

On January 1, 2009, Quanta fully adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements with respect to financial and non-financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations, cash flows or disclosures. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value when an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased. This FSP also provides guidance to identify circumstances that indicate when a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We adopted FSP FAS 157-4 in the quarter ended March 31, 2009. The adoption of FSP FAS 157-4 did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 requires public entities to provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” on a quarterly basis and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because we have been providing these disclosures in our quarterly reports prior to the issuance of FSP FAS 107-1, the adoption of FSP FAS 107-1 did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. The FSP also contains additional disclosure requirements related to debt and equity securities. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because we do not currently hold any debt or equity securities that would be within the scope of FSP FAS 115-2, the adoption of FSP FAS 115-2 did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

Accounting Standards Not Yet Adopted.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We will adopt SFAS No. 162 once it is effective, but we have not yet determined the impact, if any, on our consolidated financial statements.

Outlook

Over the past two years, many utilities across the country increased or indicated plans to increase spending on their transmission and distribution systems, with a more significant focus on the upgrade and build-out of the transmission grid. As a result, new construction, pole change-outs, line upgrades and maintenance projects on many systems are occurring. We have seen a slow-down in spending by our customers on their distribution systems, but we expect distribution spending to return within the next twelve months, particularly as maintenance issues begin to affect reliability. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, and we have not seen any delays or cancellations in any large transmission projects. However, if economic and market conditions worsen, spending on these projects could be affected as well.

We believe that renewable energy initiatives, including wind and solar, will create opportunities over the long-term for us to provide engineering, project management and installation services for renewable projects. State mandates, which set standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of additional renewable energy projects. Tax incentives, government stimulus funds and potential energy legislation are also expected to encourage developments. While the latter part of 2008 and the first quarter of 2009 experienced a decline in renewable energy spending, we expect future spending on renewable energy initiatives to increase, although investments could be impacted by capital constraints if the financial markets continue to deteriorate.

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

We also see potential growth opportunities over the long-term in our gas operations, primarily in natural gas gathering and pipeline installation and maintenance services, although recently this business has been negatively impacted by lower natural gas prices and capital constraints on spending by our customers. In the past, our gas operations have been challenged by lower margins overall, due in part to our gas distribution services that have been impacted by certain lower margin contracts and by recent declines in new housing construction in certain sectors of the country. We have allocated resources to more profitable services, and we are optimistic about these operations in the future, although we expect economic and market conditions as well as the level of natural gas prices to continue to negatively affect this business in the near-term.

In the telecommunications industry, various initiatives are underway by several wireline carriers and government organizations that provide us with opportunities, in particular, initiatives for fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives have been underway by Verizon, AT&T and other telecommunications providers, and municipalities and other government jurisdictions have also become active in these initiatives. Since the second quarter of 2008, we have seen a significant slow-down in FTTP and FTTN deployment, and we anticipate this slow-down to continue through the second quarter of 2009. However, AT&T and Verizon have both publicly reinforced their capital spending allocations for 2009, and only a small portion was spent in the first quarter of 2009. As a result, we expect spending on FTTP and FTTN deployment to increase in the latter half of 2009, although if economic and market conditions remain stagnant or further deteriorate, this spending could be further delayed. In connection with our wireless operations, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology.

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

Historically, our customers have continued to spend throughout short-term economic softness or weak recessions, although spending may be at reduced levels. A long-term or deep recession, however, would likely have a much more negative impact on our customers’ spending. In addition, the volatility of the capital markets has recently and may continue to negatively affect some of our customers’ plans for future projects, which could be delayed, reduced or suspended if funding is not available. It is uncertain when and to what extent the current unfavorable economic and market conditions will improve, or if they will deteriorate further. Despite reductions in capital spending by some of our customers, our revenues in certain of the industries we serve may not decline, as utilities continue spending on projects to upgrade and build out their transmission systems and continue outsourcing more of their work, in part due to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber networks, and we are recognized as a key partner in deploying these services.

With the growth in several of our markets and our margin enhancement initiatives, we expect to continue to see our gross margins generally improve over the long-term, although reductions in spending by our customers, particularly in our telecommunications, gas and electric power distribution operations, could negatively affect our margins. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures for 2009 are expected to be approximately $175 million, of which $85 million of these expenditures are targeted for dark fiber network expansion with the majority of the remaining expenditures for operating equipment in the Infrastructure Services segment. We expect 2009 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

We continue to evaluate potential strategic acquisitions or investments to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners of acquisition candidates for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.

We believe that we are adequately positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise. Additionally, we believe that industry opportunities and trends will increase the demand for our services over the long-term; however, we cannot predict the actual timing, magnitude or impact these opportunities and trends will have on our operating results and financial position, especially in light of the economic downturn and weak capital markets.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisition of InfraSource;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005, renewable energy initiatives, the American Recovery and Reinvestment Act of 2009 (ARRA) and other potential energy legislation;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic and financial conditions, including the recent volatility in the capital markets, and trends in relevant markets;

•	Delays, reductions in scope or cancellations of existing projects, including as a result of capital constraints that may impact our customers;

•	Our ability to generate internal growth;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to effectively compete for new projects;

•	Potential failure of the Energy Policy Act of 2005, renewable energy initiatives, the ARRA or other potential energy legislation to result in increased spending on the electrical power transmission infrastructure;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our ability to realize our backlog;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to successfully identify, complete and integrate acquisitions;

•	The adverse impact of goodwill, other intangible asset or long-lived asset impairments;

•	The potential inability to realize a return on our capital investments in our dark fiber infrastructure;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectability of receivables;

•	Liabilities for claims that are not insured;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Potential lack of available suppliers, subcontractors or equipment manufacturers;

•	Our growth outpacing our infrastructure;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Liabilities and/or harm to our reputation resulting from failures of our joint venture partners to perform;

•	Our ability to obtain performance bonds;

•	Risks related to the implementation of an information technology solution;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber licensing business, additional regulation relating to existing or potential foreign operations and changes in legislation under the new presidential administration;

•	Our ability to achieve anticipated synergies and other benefits from our acquisition of InfraSource or other acquisitions;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing, leasing and investment activities and thereby our ability to grow our operations;

•	The potential conversion of our outstanding 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About

Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2008. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates. We are currently not exposed to any significant market risks or interest rate risk from the use of derivatives.

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

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock rises and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2008 and March 31, 2009, the fair value of the aggregate principal amount of our fixed-rate debt of $143.8 million was approximately $136.6 million and $166.9 million, based upon quoted secondary market prices on or before such dates. In addition, the volatility of the credit markets has had a negative impact on interest income in the last few quarters, and it is likely to significantly impact our interest income related to our cash investments in the near-term.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Except as provided below, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report). An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2008 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we have recently entered into joint venture arrangements and may enter into additional joint venture arrangements in the future. The purpose of these joint ventures is typically to combine skills and resources to allow for the performance of particular projects. Success on these jointly performed projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit on a project.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended March 31, 2009.

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	that may yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs

March 1, 2009 — March 31, 2009	178,164 (i)	$17.60	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the 2007 Stock Incentive Plan.

Item 5.	Other Information.

None.

Item 6.  Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2009 Incentive Bonus Plan (filed herewith)
10.2		—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President and
Chief Accounting Officer

Dated: May 11, 2009

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2009 Incentive Bonus Plan (filed herewith)
10.2		—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith