Form 10-Q
period 2009-06-30
QUANTA SERVICES INC
filed 2009-08-10
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(713) 629-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

197,664,132 shares of Common Stock were outstanding as of July 31, 2009. As of the same date, 662,293 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	54
ITEM 4.	Controls and Procedures	55
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	56
ITEM 1A.	Risk Factors	56
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
ITEM 4.	Submission of Matters to a Vote of Security Holders	57
ITEM 5.	Other Information	57
ITEM 6.	Exhibits	58
Signature		59
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	June 30,
	2008	2009

ASSETS
Current Assets:
Cash and cash equivalents	$437,901	$524,356
Accounts receivable, net of allowances of $8,802 and $9,817	795,251	723,711
Costs and estimated earnings in excess of billings on uncompleted contracts	54,379	49,007
Inventories	25,813	27,967
Prepaid expenses and other current assets	68,147	60,851

Total current assets	1,381,491	1,385,892
Property and equipment, net of accumulated depreciation of $330,070 and $359,565	635,456	677,346
Other assets, net	33,479	42,159
Other intangible assets, net of accumulated amortization of $57,215 and $67,027	140,717	130,905
Goodwill	1,363,100	1,363,200

Total assets	$3,554,243	$3,599,502

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$1,155	$2
Accounts payable and accrued expenses	400,253	364,514
Billings in excess of costs and estimated earnings on uncompleted contracts	50,390	66,206

Total current liabilities	451,798	430,722
Convertible subordinated notes, net of discount of $21,475 and $19,350	122,275	124,400
Deferred income taxes	91,104	92,001
Insurance and other non-current liabilities	217,851	218,901

Total liabilities	883,028	866,024

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 199,317,237 and 200,246,239 shares issued and 196,928,203 and 197,654,372 shares outstanding, respectively	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 662,293 and 662,293 shares issued and outstanding, respectively	—	—
Additional paid-in capital	2,803,836	2,811,846
Accumulated deficit	(97,485)	(42,704)
Accumulated other comprehensive income (loss)	(2,956)	(450)
Treasury stock, 2,389,034 and 2,591,867 common shares, at cost	(32,182)	(35,569)

Total stockholders’ equity	2,671,215	2,733,125
Noncontrolling interest	—	353

Total equity	2,671,215	2,733,478

Total liabilities and equity	$3,554,243	$3,599,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Revenues	$960,882	$813,379	$1,805,324	$1,551,909
Cost of services (including depreciation)	802,192	675,597	1,522,757	1,296,996

Gross profit	158,690	137,782	282,567	254,913
Selling, general and administrative expenses	76,292	72,970	147,008	146,573
Amortization of intangible assets	9,876	4,906	20,466	9,812

Operating income	72,522	59,906	115,093	98,528
Interest expense	(9,722)	(2,803)	(19,316)	(5,621)
Interest income	2,088	628	6,083	1,709
Other income (expense), net	278	158	482	234

Income before income taxes	65,166	57,889	102,342	94,850
Provision for income taxes	27,498	24,245	43,203	39,716

Net income	37,668	33,644	59,139	55,134
Less: Net income attributable to noncontrolling interest	—	217	—	353

Net income attributable to common stock	$37,668	$33,427	$59,139	$54,781

Earnings per share attributable to common stock:
Basic earnings per share	$0.22	$0.17	$0.34	$0.28

Diluted earnings per share	$0.21	$0.17	$0.34	$0.28

Shares used in computing earnings per share:
Weighted average basic shares outstanding	172,393	198,300	171,681	198,365

Weighted average diluted shares outstanding	197,021	198,379	172,112	198,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Cash Flows from Operating Activities:
Net income	$37,668	$33,644	$59,139	$55,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	19,188	20,195	38,180	39,963
Amortization of intangibles	9,876	4,906	20,466	9,812
Non-cash interest expense	4,620	1,073	9,131	2,125
Amortization of debt issuance costs	538	231	1,075	461
Amortization of deferred revenues	(2,123)	(4,283)	(4,251)	(6,919)
(Gain) loss on sale of property and equipment	(458)	206	(306)	635
Provision for doubtful accounts	1,550	1,477	2,902	1,932
Provision for insurance receivable	3,375	—	3,375	—
Deferred income tax provision (benefit)	(4,180)	(176)	(5,489)	4,582
Non-cash stock-based compensation	4,583	4,964	8,359	9,666
Tax impact of stock-based equity awards	(1,073)	76	(2,307)	1,708
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(61,830)	(47,087)	(94,657)	60,953
Costs and estimated earnings in excess of billings on uncompleted contracts	(951)	11,328	(3,506)	5,464
Inventories	(5,851)	(2,180)	(4,911)	(2,154)
Prepaid expenses and other current assets	(1,333)	2,159	(422)	2,264
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	23,758	25,168	22,717	(30,094)
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,967)	6,638	(17,097)	15,824
Other, net	726	1,089	904	(726)

Net cash provided by operating activities	18,116	59,428	33,302	170,630

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	6,919	878	9,064	2,704
Additions of property and equipment	(59,983)	(43,575)	(113,149)	(84,840)
Cash paid for acquisition, net of cash acquired	(22,722)	—	(22,909)	—
Cash paid for developed technology	(14,573)	—	(14,573)	—

Net cash used in investing activities	(90,359)	(42,697)	(141,567)	(82,136)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	—	157	635	2,095
Payments on other long-term debt	(654)	(2,110)	(1,598)	(3,247)
Tax impact of stock-based equity awards	1,073	(76)	2,307	(1,708)
Exercise of stock options	4,236	23	5,648	142

Net cash provided by (used in) financing activities	4,655	(2,006)	6,992	(2,718)

Net increase (decrease) in cash and cash equivalents	(67,588)	14,725	(101,273)	85,776
Effect of foreign exchange rate changes on cash and cash equivalents	185	822	(1,017)	679
Cash and cash equivalents, beginning of period	372,194	508,809	407,081	437,901

Cash and cash equivalents, end of period	$304,791	$524,356	$304,791	$524,356

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(8,951)	$(2,734)	$(9,137)	$(2,894)
Income taxes paid	$(31,119)	$(24,223)	$(35,455)	$(32,141)
Income tax refunds	$92	$421	$485	$1,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading national provider of specialized contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. Effective during the quarter ended June 30, 2009, Quanta began reporting its results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. Prior to the quarter ended June 30, 2009, we reported our results under two business segments, with all of our operating segments, other than Dark Fiber, having been aggregated into the Infrastructure Services segment.

Electric & Gas Infrastructure Services Segment

The Electric & Gas Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the electric power and gas industries, including designing, installing, repairing and maintaining network infrastructure. In addition and to a lesser extent, the segment provides services to customers in the telecommunications and cable television industries, as well as various ancillary services which are similar to the services provided by the Telecom & Ancillary Infrastructure Services segment.

Telecom & Ancillary Infrastructure Services Segment

The Telecom & Ancillary Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure, as well as various ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers. In addition and to a lesser extent, the segment provides services to customers in the electric power and gas industries which are similar to the services provided by the Electric & Gas Infrastructure Services segment.

Dark Fiber Segment

The Dark Fiber segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber-optic telecommunications facilities to its customers. The Dark Fiber segment services educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are generally subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Acquisitions

During 2008, Quanta made three acquisitions of businesses, which have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. These acquisitions further expanded Quanta’s capabilities and scope of services in various locations around the United States. Quanta has not made any acquisitions during the first half of 2009.

Changes in Accounting Principles

The condensed consolidated balance sheet as of December 31, 2008 and condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2008 have been retrospectively restated as discussed in Note 3 to reflect the impact of the January 1, 2009 adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon Conversion (Including Partial Cash Settlement)” and FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, purchase price allocations, liabilities for self-insured claims, convertible debt, revenue recognition for construction contracts and dark fiber licensing, share-based compensation, provision for income taxes and calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $437.9 million and $524.4 million as of December 31, 2008 and June 30, 2009. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2008 and June 30, 2009, cash equivalents were $399.1 million and $476.2 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of December 31, 2008 and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009, cash held in domestic bank accounts was approximately $433.7 million and $518.2 million and cash held in foreign bank accounts was approximately $4.2 million and $6.2 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the current financial crisis and volatility of the markets, could affect its ability to collect amounts due from them. As of December 31, 2008 and June 30, 2009, Quanta had total allowances for doubtful accounts of approximately $8.8 million and $9.8 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2008 and June 30, 2009 were approximately $101.1 million and $95.4 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2008 and June 30, 2009 were $6.0 million and $12.2 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2008 and June 30, 2009, the balances of unbilled receivables included in accounts receivable were approximately $122.9 million and $113.9 million.

Goodwill and Other Intangible Assets

Quanta has recorded goodwill in connection with various of its acquisitions. Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test, which Quanta performs at the reporting unit level. Quanta has determined that, based on its cash flow structure and its organizational structure, its individual operating units represent its reporting units for the purpose of assessing goodwill impairments. This assessment is performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in Quanta’s market capitalization below book value, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of goodwill associated with one or all of its reporting units. The change in Quanta’s reportable segments during the quarter ended June 30, 2009 did not have any impact on its operating unit structure or the methods to be used in assessing goodwill for impairment in the future. The first step of the two-step fair value-based test involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

Quanta determines the fair value of its reporting units using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others. Quanta believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

Under the discounted cash flow method, Quanta determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Year one cash flows are derived from budgeted amounts and operating forecasts, both of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

Under the market multiple and market capitalization approaches, Quanta determines the estimated fair value of each of its reporting units by applying multiples to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one year or a two year average. For the market capitalization approach, Quanta adds a reasonable control premium, which is estimated as the premium that would be received in a sale of the reporting unit in an orderly transaction between market participants.

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2007 and 2008:

	Electric & Gas		Telecom & Ancillary		Dark Fiber
	Segment		Segment		Segment
	2007	2008	2007	2008	2007	2008

Years of cash flows before terminal value	5	5	5	5	N/A	15
Discount rates	14%	14% to 15%	15% to 17%	15% to 17%	N/A	15%
EBITDA multiples	7.0 to 9.0	6.0 to 8.0	6.0 to 8.0	5.0 to 6.0	N/A	10.0
Weighting of three approaches:
Discounted cash flows	60%	70%	60%	70%	N/A	90%
Market multiple	20%	15%	20%	15%	N/A	5%
Market capitalization	20%	15%	20%	15%	N/A	5%

At December 31, 2007, Quanta did not perform a separate goodwill impairment analysis for the reporting unit that comprises the Dark Fiber segment as Quanta had recently acquired this reporting unit on August 30, 2007 in connection with its acquisition of InfraSource Services, Inc., and goodwill associated with that transaction was assessed in the aggregate. The 15-year discounted cash flow model used for the Dark Fiber segment in 2008 was based on the long-term nature of the underlying fiber network licensing agreements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta assigned a higher weighting to the discounted cash flow approach at both December 31, 2007 and 2008 to reflect increased expectations of market value being determined from a “held and used” model. At December 31, 2008, Quanta increased the weighting for the discounted cash flow approach as compared to December 31, 2007 due to the volatility of the capital markets at the end of 2008 and the impact such volatility may have had on the accuracy of the market multiple and market capitalization approaches. Also at December 31, 2008, Quanta increased discount rates and decreased EBITDA multiples at reporting units to reflect potential declines in market conditions.

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

Investments in Joint Ventures

During the first quarter of 2009, one of Quanta’s subsidiaries entered into a joint venture arrangement that was formed for the purpose of providing infrastructure services under a contract with a large utility customer. The scope of services to be provided include the design, installation and maintenance of electric transmission and distribution systems in the northeast United States. The joint venture members each own an equal (50%) equity interest in the joint venture entity and participate equally in the losses of the entity. Generally, Quanta’s share of the profits in the joint venture will be 75%, 67% and 50% during the first year, second year and thereafter, respectively. Certain incentive profits will be shared equally between the joint venture members throughout the term of the joint venture.

Quanta has evaluated its investment in this joint venture in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” (FIN 46(R)) and determined that the joint venture is a variable interest entity, with Quanta providing more than half of the subordinated financial support to the entity through its expected provision of the majority of the subcontractor services to be provided to the joint venture. As a result, Quanta has been determined to be the primary beneficiary of the joint venture and has accounted for the results of the joint venture on a consolidated basis. In accordance with FIN 46(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” the other 50% equity interest in the joint venture has been accounted for as a noncontrolling interest as of and for the three and six months ended June 30, 2009.

Also during the first quarter of 2009, one of Quanta’s subsidiaries began operating under the terms of an unincorporated joint venture which was entered into for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract for a specific customer. The joint venture is a general partnership, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. Quanta has evaluated this investment in accordance with the FASB’s EITF Issue No. 00-1, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” which provides standards of accounting for investments in joint ventures that are unique to the construction industry and that do not qualify as variable interest

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities. As a result of this evaluation, Quanta has determined that its investment in this joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, and such amounts have been presented in the accompanying financial statements.

Revenue Recognition

Infrastructure services — Through its Electric & Gas Infrastructure Services and Telecom & Ancillary Infrastructure Services segments, Quanta designs, installs and maintains networks for customers in the electric power, gas, telecommunications and cable television industries, as well as provides various ancillary services to commercial, industrial and governmental entities. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue as units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input-basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with Quanta’s work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2009, Quanta had approximately $16.6 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Dark fiber — The Dark Fiber segment constructs and licenses the right to use fiber-optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by Quanta. Revenues, including any

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2008 and June 30, 2009, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $34.6 million and $36.0 million and are recognized as deferred revenue, with $25.1 million and $23.4 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at June 30, 2009 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2009	$32,297
2010	55,339
2011	43,237
2012	32,682
2013	22,381
Thereafter	65,050

Fixed non-cancelable minimum licensing revenues	$250,986

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

Quanta accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. Quanta records reserves for expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of June 30, 2009, the total amount of unrecognized tax benefits relating mainly to uncertain tax positions was $65.0 million, an increase from December 31, 2008 of $5.8 million primarily related to tax positions expected to be taken for 2009. For the three months ended June 30, 2008 and 2009, Quanta recognized $1.5 million and $1.4 million of interest and penalties in the provision for income taxes. For each of the six months ended June 30, 2008 and 2009, Quanta recognized $2.8 million of interest and penalties in the provision for income taxes. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $25.0 million due to the expiration of certain statutes of limitations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. Categorization for disclosure purposes is required for qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents that require categorization are categorized as Level 1 assets at December 31, 2008 and June 30, 2009, as all fair values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

Quanta’s convertible subordinated notes are not required to be carried at fair value, although their fair market value must be disclosed. The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of its stock rises and will decrease as the market price of its stock falls. The interest and market value changes affect the fair market value of Quanta’s convertible subordinated notes but do not impact their carrying value. The fair market value of Quanta’s convertible subordinated notes is determined based upon the quoted secondary market price on or before the dates specified, which is considered a Level 2 input. The fair value of the aggregate principal amount of Quanta’s fixed-rate debt of $143.8 million was $136.6 million and $160.3 million at December 31, 2008 and June 30, 2009.

Quanta uses fair value measurements on a non-recurring basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2008, the carrying amount of goodwill was compared to its fair value. No changes in carrying amount resulted. The level of inputs used for fair value measurements for goodwill, other intangibles assets and long-lived assets held and used are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

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

3.	CHANGES IN ACCOUNTING PRINCIPLES AND NEW ACCOUNTING PRONOUNCEMENTS:

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, Quanta adopted FSP APB 14-1, which requires issuers of such instruments to separately account for the liability and equity components of qualifying convertible debt instruments in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument’s conversion feature. This FSP has been applied retrospectively to all periods presented. Accordingly, Quanta recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, Quanta recorded non-cash interest expense during the first and second quarters of 2009 and will continue doing so until Quanta’s 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) non-cash interest expense will be recorded in 2009, with approximately $1.1 million ($0.7 million after tax effect) recorded in each the first and second quarters of 2009. See the tables below for the impact of the adoption of FSP APB 14-1 as of December 31, 2008 and for the three and six months ended June 30, 2008.

Also on January 1, 2009, Quanta adopted FSP EITF 03-6-1. FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. All of Quanta’s restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-6-1. Prior to the retrospective application of FSP EITF 03-6-1 on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-6-1 on earnings per share for prior periods is immaterial. Additionally, the adoption of FSP EITF 03-6-1 had no material impact on basic and diluted income per share in the three and six months ended June 30, 2009. See the Statement of Operations table below for the impact of adopting FSP EITF 03-6-1 for the three and six months ended June 30, 2008.

The following financial statement line items were affected as of December 31, 2008 and for the three and six months ended June 30, 2008 as a result of the retrospective adoption of FSP APB 14-1 and FSP EITF 03-6-1 on January 1, 2009 (in thousands, except per share data):

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations:

	As
	Originally	Effect of FSP	Effect of	As
	Reported	APB 14-1	EITF 03-6-1	Adjusted

Three Months Ended June 30, 2008
Interest expense	$(5,219)	$(4,503)	$—	$(9,722)
Provision for income taxes	29,151	(1,653)	—	27,498
Net income	40,518	(2,850)	—	37,668
Basic earnings per share	$0.24	$(0.02)	$—	$0.22

Weighted average basic shares outstanding	171,063	—	1,330	172,393

Diluted earnings per share	$0.22	$(0.01)	$—	$0.21

Weighted average diluted shares outstanding	202,535	(6,414)	900	197,021

	As
	Originally	Effect of FSP	Effect of	As
	Reported	APB 14-1	EITF 03-6-1	Adjusted

Six Months Ended June 30, 2008
Interest expense	$(10,419)	$(8,897)	$—	$(19,316)
Provision for income taxes	46,469	(3,266)	—	43,203
Net income	64,770	(5,631)	—	59,139
Basic earnings per share	$0.38	$(0.04)	$—	$0.34

Weighted average basic shares outstanding	170,556	—	1,125	171,681

Diluted earnings per share	$0.35	$(0.01)	$—	$0.34

Weighted average diluted shares outstanding	201,940	(30,650)	822	172,112

Consolidated Statement of Cash Flows:

	As
	Originally	Effect of FSP	As
	Reported	APB 14-1	Adjusted

Three Months Ended June 30, 2008
Net income	$40,518	$(2,850)	$37,668
Adjustments to reconcile net income to net cash provided by operating activities —
Non-cash interest expense	—	4,620	4,620
Amortization of debt issuance costs	655	(117)	538
Deferred income tax provision (benefit)	(2,527)	(1,653)	(4,180)
Net cash provided by operating activities	$18,116	$—	$18,116

	As
	Originally	Effect of FSP	As
	Reported	APB 14-1	Adjusted

Six Months Ended June 30, 2008
Net income	$64,770	$(5,631)	$59,139
Adjustments to reconcile net income to net cash provided by operating activities —
Non-cash interest expense	—	9,131	9,131
Amortization of debt issuance costs	1,309	(234)	1,075
Deferred income tax provision (benefit)	(2,223)	(3,266)	(5,489)
Net cash provided by operating activities	$33,302	$—	$33,302

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) and has the same effective date as SFAS No. 141(R). Accordingly, Quanta adopted FSP FAS 141(R)-1 effective January 1, 2009. FSP FAS 141(R)-1 carries forward the requirements in SFAS No. 141, “Business Combinations” for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 also amends the disclosure requirements of SFAS No. 141(R) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. As Quanta did not complete any acquisitions in the first six months of 2009, FSP FAS 141(R)-1 had no impact on its consolidated financial position, results of operations, cash flows or disclosures in the first six months of 2009, but Quanta expects that it may have a material impact on its consolidated financial position, results of operations, cash flows or disclosures as a result of acquisitions in future periods.

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

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. The FSP also contains additional disclosure requirements related to debt and equity securities. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because Quanta has not held any debt or equity securities that would be within the scope of FSP FAS 115-2 since its adoption, the adoption of FSP FAS 115-2 did not have any impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended June 30, 2009, Quanta adopted SFAS No. 165, “Subsequent Events.” Although SFAS No. 165 should not result in significant changes in the subsequent events an entity reports, it requires enhanced disclosures related to subsequent events occurring through the date which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual financial statements ending after June 15, 2009

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and must be applied prospectively. In accordance with SFAS No. 165, Quanta has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, which is August 10, 2009. The adoption of SFAS No. 165 had no material impact on Quanta’s condensed consolidated financial position, results of operations, cash flows or disclosures in the quarter ended June 30, 2009, but it may have a material impact on its disclosures in the future if subsequent events occur that require disclosure.

On July 1, 2009, Quanta adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be used by non-governmental entities in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States (GAAP). Rules and interpretations of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants such as Quanta. On July 1, 2009, the Codification reorganized the pre-Codification GAAP into approximately 90 accounting topics and superseded all then-existing non-SEC accounting and reporting standards. All accounting literature not included in the Codification became non-authoritative. All of the Codification’s content carries the same level of authority, which effectively superseded SFAS No. 162. SFAS No. 168 is effective for financial statements for interim or annual periods ending after September 15, 2009. Accordingly, it is effective for Quanta for the quarter ended September 30, 2009, and Quanta has therefore adopted SFAS No. 168 on the first day of the third quarter of 2009. The adoption of SFAS No. 168 is not anticipated to have a material impact on Quanta’s consolidated financial position, results of operations or cash flows but will result in a change to the references to accounting principles in its notes to the consolidated financial statements in the quarter ended September 30, 2009.

Accounting Standards Not Yet Adopted.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” and SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R).” Together these new standards aim to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. These new standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009, and for interim periods within that first year, with earlier adoption prohibited. Accordingly, Quanta will adopt SFAS Nos. 166 and 167 on January 1, 2010. Quanta has not yet determined the impact, if any, SFAS Nos. 166 and 167 will have on its consolidated financial statements.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2008 and June 30, 2009 is as follows (in thousands):

	Electric &	Telecom &
	Gas	Ancillary	Dark Fiber
	Segment	Segment	Segment	Total

Balance at December 31, 2008	$912,649	$113,660	$336,791	$1,363,100
Purchase price adjustments related to acquisitions closed in previous quarters	(14)	114	—	100

Balance at June 30, 2009	$912,635	$113,774	$336,791	$1,363,200

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets are comprised of (in thousands):

	December 31,	June 30,
	2008	2009

Other intangible assets:
Customer relationships	$111,379	$111,379
Backlog	54,139	54,139
Non-compete agreements	16,336	16,336
Patented rights and developed technology	16,078	16,078

Total intangible assets	197,932	197,932

Accumulated amortization:
Customer relationships	(11,381)	(15,154)
Backlog	(38,109)	(41,974)
Non-compete agreements	(6,000)	(7,540)
Patented rights and developed technology	(1,725)	(2,359)

Total accumulated amortization	(57,215)	(67,027)

Intangible assets, net	$140,717	$130,905

Expenses for the amortization of intangible assets were $9.9 million and $4.9 million for the three months ended June 30, 2008 and 2009 and $20.5 million and $9.8 million for the six months ended June 30, 2008 and 2009. The remaining weighted average amortization period for all intangible assets as of June 30, 2009 is 11.2 years, while the remaining weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights and developed technology are 13.2 years, 1.9 years, 2.5 years and 11.2 years, respectively. The estimated future aggregate amortization expense of intangible assets as of June 30, 2009 is set forth below (in thousands):

For the Fiscal Year Ended December 31,

Remainder of 2009	$9,809
2010	14,147
2011	13,003
2012	13,802
2013	8,770
Thereafter	71,374

Total	$130,905

5.	STOCK-BASED COMPENSATION:

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

During the three months ended June 30, 2008 and 2009, Quanta granted 78,591 and 38,791 shares of restricted stock under the 2007 Plan with a weighted average grant price of $29.07 and $21.27. During the six months ended June 30, 2008 and 2009, Quanta granted 0.8 million and 0.9 million shares of restricted stock under the 2007 Plan with a weighted average grant price of $23.62 and $22.13. Additionally, during the three months ended June 30, 2008 and 2009, 61,943 and 63,112 shares vested with an approximate fair value at the time of vesting of $1.9 million and $1.4 million. During the six months ended June 30, 2008 and 2009, 0.6 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $14.5 million and $10.8 million.

As of June 30, 2009, there was approximately $26.2 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.2 years.

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

As of June 30, 2009, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over a weighted average period of 0.9 year.

Former InfraSource options exercised during the six months ended June 30, 2009 had an intrinsic value of $0.1 million, generated $0.1 million of cash proceeds and generated a nominal amount of associated income tax benefit. Former InfraSource options exercised during the six months ended June 30, 2008 had an intrinsic value of $10.6 million, generated $5.4 million of cash proceeds and generated $4.1 million of associated income tax benefit.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Non-cash compensation expense related to restricted stock	$3,646	$4,381	$6,447	$8,507
Non-cash compensation expense related to stock options	937	583	1,912	1,159

Total stock-based compensation included in selling, general and administrative expenses	$4,583	$4,964	$8,359	$9,666

Actual tax benefit (expense) from vested restricted stock	$388	$(95)	$1,426	$(1,730)
Actual tax benefit for the tax deductions from options exercised	3,637	20	4,279	35

Actual tax benefit (expense) related to stock-based compensation expense	4,025	(75)	5,705	(1,695)
Income tax benefit related to non-cash compensation expense	1,787	1,936	3,260	3,770

Total tax benefit related to stock-based compensation expense	$5,812	$1,861	$8,965	$2,075

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2009 are illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

NET INCOME:
Net income attributable to common stock	$37,668	$33,427	$59,139	$54,781
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	4,532	—	—	—

Net income attributable to common stock for diluted earnings per share	$42,200	$33,427	$59,139	$54,781

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	172,393	198,300	171,681	198,365
Effect of dilutive stock options	393	79	431	66
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	24,235	—	—	—

Weighted average shares outstanding for diluted earnings per share	197,021	198,379	172,112	198,431

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2008, stock options of approximately 0.1 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the three months ended June 30, 2008, the effect of assuming conversion of the 3.75% convertible subordinated notes would have been antidilutive, and they were therefore excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2008, the effect of assuming conversion of the 4.5% and 3.75% convertible subordinated notes would have been antidilutive and they were therefore excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2009, the effect of assuming conversion of the 3.75% convertible subordinated notes would have been antidilutive and they were therefore excluded from the calculation of diluted earnings per share. The 4.5% convertible subordinated notes were not outstanding during the three and six months ended June 30, 2009.

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

As of June 30, 2009, Quanta had approximately $158.0 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $317.0 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of June 30, 2009, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.75% Convertible Subordinated Notes

At June 30, 2009, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $122.3 million and $124.4 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and June 30, 2009 is presented net of a debt discount of $21.5 million and $19.4 million, which is amortized as interest expense over the remaining amortization period. This debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 as discussed in Notes 1 and 3. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 was 7.85%. At June 30, 2009, the remaining amortization period of the debt discount is approximately 3.8 years.

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

8.	EQUITY:

Treasury Stock

Pursuant to the stock incentive plans described in Note 5, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the six months ended June 30, 2008 and 2009, Quanta withheld 179,376 and 189,620 shares of Quanta common stock with a total market value of $4.3 million and $3.4 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Also, participants may elect a net settlement upon the exercise of vested stock options. When such election is made, Quanta withholds from the total number of shares of Quanta common stock purchased through the exercise that number of shares of Quanta common stock having a value on the date of exercise equal to the aggregate exercise price. During the six months ended June 30, 2009, Quanta withheld and placed into treasury stock 13,213 shares of Quanta common stock as a result of the net settlement of stock options. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interest

During the first quarter of 2009, Quanta acquired a 50% interest in a joint venture that qualifies as a variable interest entity under FIN 46(R) and has been included on a consolidated basis in the accompanying financial statements as described in Note 2. As a result, income attributable to the other joint venture member has been accounted for as a reduction of reported net income to derive net income attributable to the common stockholders of Quanta. Equity in the consolidated assets and liabilities of the joint venture attributable to the other joint venture member has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

Income before income taxes in the condensed consolidated statements of operations includes $0.2 million and $0.4 million related to the noncontrolling interest for the three and six months ended June 30, 2009. The carrying value of the investments held by Quanta and the noncontrolling interest in the variable interest entity were both approximately $0.4 million at June 30, 2009. There were no changes in equity as a result of transfers (to) from the noncontrolling interest during the period.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income (loss) as a result. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Net income	$37,668	$33,644	$59,139	$55,134
Foreign currency translation adjustment	185	3,173	(1,017)	2,506

Comprehensive income	37,853	36,817	58,122	57,640
Less: Comprehensive income attributable to the noncontrolling interest	—	217	—	353

Comprehensive income attributable to common stock	$37,853	$36,600	$58,122	$57,287

9.	SEGMENT INFORMATION:

Quanta reports its results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. These reportable segments represent the aggregation of Quanta’s operating units based on the divisional structure by which Quanta’s operations are internally organized. Prior to the second quarter of 2009, Quanta reported its results under two business segments, with all of its operating units, other than the operating unit comprising Dark Fiber, having been aggregated into the Infrastructure Services segment. This change to Quanta’s segment reporting disclosures provides additional information that is aligned with the divisional responsibilities that management uses to oversee the business. As a result, the former Infrastructure Services segment has been divided into the Electric & Gas Infrastructure Services and Telecom & Ancillary Infrastructure Services segments. The prior periods presented have been restated to reflect the changed segments.

Operating units are organized into divisions based on similarities in the predominant type of work performed (i.e., greater than 50%) by an operating unit at the point in time when the divisional designation is made. These types of work are either electric, gas, telecommunications, ancillary services, or dark fiber licensing and the operating units within each division share similar processes for delivering these services to the same or similar customers within each division. The types of information and internal reports used by management to evaluate results of operations at each operating unit, allocate resources and otherwise manage operating unit performance are similar and support the aggregation of Quanta’s operating segments along divisional lines.

Quanta generally manages its business based on the consolidated results of its operations achieved through the collective performance of its stand-alone operating units. Although Quanta’s operating units have been aggregated along divisional lines based on their predominant type of work, the range of infrastructure services provided by Quanta’s operating units is not limited to the predominant type of work within their given segment. While certain of Quanta’s operating units specialize in providing services to customers within the predominant type of work for their segment, the majority of Quanta’s operating units provide infrastructure services that encompass types of work provided by both the Electric & Gas Infrastructure Services and Telecom & Ancillary Infrastructure Services segments or types of work that are considered common to both segments. Regardless of the internal reporting division in which Quanta’s operating units are included, the predominance of the type of work performed by an individual operating unit can change as the operating unit may expand its service capabilities or develop market opportunities for different types of work.

Electric & Gas Infrastructure Services Segment

The Electric & Gas Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the electric power and gas industries, including designing, installing, repairing and maintaining network infrastructure. In addition and to a lesser extent, this segment provides services to customers in the telecommunications and cable television industries, as well as various ancillary services which are similar to the services provided by the Telecom & Ancillary Infrastructure Services segment.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telecom & Ancillary Infrastructure Services Segment

The Telecom & Ancillary Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, and to a lesser extent, this segment, also provides services to customers in the electric power and gas industries, which are similar to the services provided by the Electric & Gas Infrastructure Services segment.

Dark Fiber Segment

The Dark Fiber segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber-optic telecommunications facilities to its customers. The Dark Fiber segment services educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this business are generally subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Quanta uses the same accounting policies to prepare its reporting segment results as those that are used to prepare its consolidated financial statements. Quanta evaluates performance based on the operating income of the operating units before income tax, interest and other non-operating income (expense). Summarized financial information concerning Quanta’s reportable segments is presented in the following tables (in thousands):

		Telecom &
	Electric &	Ancillary	Dark Fiber	Corporate &
As of June 30, 2009:	Gas Segment	Segment	Segment	Eliminations		Consolidated

Total assets	$2,003,539	$353,596	$639,785	$602,582(a	)	$3,599,502

As of December 31, 2008:
Total assets	$2,016,022	$363,866	$617,888	$556,467(a	)	$3,554,243

(a)	Includes cash and other corporate assets that are not allocated to the reporting segments and adjustments to eliminate intersegment transactions in consolidation.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Telecom &
	Electric &	Ancillary	Dark Fiber	Corporate &
Three Months Ended June 30, 2009:	Gas Segment	Segment	Segment	Eliminations	Consolidated

Revenues from unaffiliated customers by type of work:
Electric power services	$458,796	$12,128	$—	$—	$470,924
Gas services	162,952	2,675	—	—	165,627
Telecommunications and cable television network services	24,709	71,851	—	—	96,560
Ancillary services	27,291	30,188	—	—	57,479
Dark fiber services	—	—	22,789	—	22,789

Revenues from unaffiliated customers	$673,748	$116,842	$22,789	$—	$813,379

Inter-segment revenues	$2,210	$14,896	$—	$(17,106)	$—
Segment operating income	62,776	6,050	9,957	(18,877)	59,906
Depreciation and amortization	16,849	3,964	3,501	787	25,101
Capital expenditures	$14,538	$2,138	$27,441	$(542)	$43,575

		Telecom &
	Electric &	Ancillary	Dark Fiber	Corporate &
Three Months Ended June 30, 2008:	Gas Segment	Segment	Segment	Eliminations	Consolidated

Revenues from unaffiliated customers by type of work:
Electric power services	$516,332	$15,720	$—	$—	$532,052
Gas services	195,266	6,659	—	—	201,925
Telecommunications and cable television network services	40,104	116,701	—	—	156,805
Ancillary services	27,478	29,158	—	—	56,636
Dark fiber services	—	—	13,464	—	13,464

Revenues from unaffiliated customers	$779,180	$168,238	$13,464	$—	$960,882

Inter-segment revenues	$829	$10,736	$—	$(11,565)	$—
Segment operating income	71,137	13,895	6,324	(18,834)	72,522
Depreciation and amortization	21,588	3,991	2,999	486	29,064
Capital expenditures	$21,155	$5,557	$33,709	$(438)	$59,983

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Telecom &
	Electric &	Ancillary	Dark Fiber	Corporate &
Six Months Ended June 30, 2009:	Gas Segment	Segment	Segment	Eliminations	Consolidated

Revenues from unaffiliated customers by type of work:
Electric power services	$951,168	$20,611	$—	$—	$971,779
Gas services	253,161	3,402	—	—	256,563
Telecommunications and cable television network services	44,498	125,613	—	—	170,111
Ancillary services	51,755	60,027	—	—	111,782
Dark fiber services	—	—	41,674	—	41,674

Revenues from unaffiliated customers	$1,300,582	$209,653	$41,674	$—	$1,551,909

Inter-segment revenues	$3,522	$22,661	$—	$(26,183)	$—
Segment operating income	114,655	4,081	17,837	(38,045)	98,528
Depreciation and amortization	33,436	7,955	6,853	1,531	49,775
Capital expenditures	$33,819	$5,727	$45,850	$(556)	$84,840

		Telecom &
	Electric &	Ancillary	Dark Fiber	Corporate &
Six Months Ended June 30, 2008:	Gas Segment	Segment	Segment	Eliminations	Consolidated

Revenues from unaffiliated customers by type of work:
Electric power services	$998,559	$21,631	$—	$—	$1,020,190
Gas services	323,136	15,351	—	—	338,487
Telecommunications and cable television network services	75,419	225,444	—	—	300,863
Ancillary services	55,039	64,073	—	—	119,112
Dark fiber services	—	—	26,672	—	26,672

Revenues from unaffiliated customers	$1,452,153	$326,499	$26,672	$—	$1,805,324

Inter-segment revenues	$1,263	$16,111	$—	$(17,374)	$—
Segment operating income	110,437	29,405	10,983	(35,732)	115,093
Depreciation and amortization	44,527	7,296	5,820	1,003	58,646
Capital expenditures	$47,605	$11,518	$53,849	$177	$113,149

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $19.3 million and $34.4 million of its revenues from foreign operations during the three and six months ended June 30, 2009. Quanta derived $27.1 million and $51.5 million of its revenues from foreign operations during the three and six months ended June 30, 2008. The majority of revenues from foreign operations was earned in Canada during the three and six months ended June 30, 2008 and 2009.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES:

Joint Venture Contingencies

As described in Note 2, one of Quanta’s subsidiaries entered into a joint venture with a third party engineering company during the first quarter of 2009 for the purpose of providing infrastructure services under a contract with a large utility customer. Losses incurred by the joint venture are typically shared equally by the joint venture members. However, under the terms of the joint venture agreement, each member of the joint venture has guaranteed all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with this performance guarantee.

In addition, as described in Note 2, another of Quanta’s subsidiaries began operations during the first quarter of 2009 in a joint venture with a third party for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract with a specific customer. Under the joint venture agreement, the losses incurred by the joint venture are typically shared equally by the joint venture partners. However, the joint venture is a general partnership, and as such, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with its joint and several liability.

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2009 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2009	$29,195
2010	41,615
2011	31,757
2012	21,317
2013	15,959
Thereafter	16,964

Total minimum lease payments	$156,807

Rent expense related to operating leases was approximately $26.5 million and $54.4 million for the three and six months ended June 30, 2009 and approximately $26.3 million and $52.7 million for the three and six months ended June 30, 2008.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2009, the maximum guaranteed residual value was approximately $147.3 million. Quanta

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for expansion of its dark fiber network. Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of June 30, 2009, Quanta estimates these committed capital expenditures to be approximately $27.8 million for the period July 1, 2009 through December 31, 2009 and $2.0 million for the year ended December 31, 2010.

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

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectibility of receivables for services Quanta has performed. One customer accounted for approximately 11% of consolidated revenues during the three months ended June 30, 2009. Revenues from this customer are included in the Electric & Gas Infrastructure Services segment. No other customer represented 10% or more of revenues during the three and six months ended June 30, 2008 or 2009. None of Quanta’s customers accounted for 10% or more of accounts receivable at June 30, 2009.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Through July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, Quanta’s workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. As of August 1, 2009, Quanta renewed its employer’s liability, general liability, auto liability and workers’ compensation policies for the 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required by Quanta to secure its obligations under its casualty insurance program, which is discussed further below, has increased. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of its safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and June 30, 2009, the gross amount accrued for insurance claims totaled $147.9 million and $145.2 million, with $105.0 million and $103.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and June 30, 2009 were $12.5 million and $12.1 million, of which $7.2 million and $5.8 million are included in prepaid expenses and other current assets and $5.3 million and $6.3 million are included in other assets, net.

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

As of June 30, 2009, Quanta had $158.0 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009 and 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2009, the total amount of outstanding performance bonds was approximately $908.6 million, and the estimated cost to complete these bonded projects was approximately $228.1 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta has also guaranteed the obligations of its wholly owned subsidiary under the joint venture arrangement with a third party engineering company entered into in the first quarter of 2009, which is described in Notes 2 and 8.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of June 30, 2009, Quanta is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

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

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, gas, telecommunications and cable television industries. We believe we are one of the largest contractors servicing the transmission and distribution sector of the North American electric utility industry.

We had consolidated revenues for the six months ended June 30, 2009 of approximately $1.55 billion, of which 62.6% was attributable to electric power work, 16.5% to gas work, 11.0% to telecommunications and cable television work, 7.2% to ancillary services and 2.7% to dark fiber services.

Effective during the quarter ended June 30, 2009, we began reporting our results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. These reportable segments are based on the divisional structure by which our operating units are internally organized. For internal management purposes, each of Quanta’s operating units is organized into an internal reporting division based on the predominant type of work (i.e., greater than 50%), which is either electric, gas, telecommunications, ancillary services or dark fiber licensing, performed by the operating unit as of the point in time when the designation is made. Prior to the quarter ended June 30, 2009, we reported our results under two business segments, with all of our operating segments, other than the operating segment comprising the Dark Fiber segment, having been aggregated into the Infrastructure Services segment.

Electric & Gas Infrastructure Services and Telecom & Ancillary Infrastructure Services Segments

These segments are composed of the same operating segments that had previously comprised the Infrastructure Services segment. They provide comprehensive network solutions to customers across the electric power, gas, telecommunications and cable television industries, including designing, installing, repairing and maintaining network infrastructure. In addition, they provide ancillary services, such as inside electrical wiring, intelligent traffic networks, cable and control systems for light rail lines, airports and highways, and specialty rock trenching, directional boring and road milling for industrial and commercial customers.

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

We recognize revenue on our unit price and cost-plus contracts as units are completed or services are performed. For our fixed price contracts, we record revenues as work on the contract progresses on a percentage-of-completion basis. Under this method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer.

Dark Fiber Segment

The Dark Fiber segment designs, procures, constructs and maintains fiber-optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber-optic telecommunications facilities to our customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber-optic facility, with the facility owned and maintained by us. Revenues earned pursuant to these fiber-optic facility licensing agreements, including any initial fees or advanced billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. The Dark Fiber segment services educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided under projects, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, regional, national and global economic and market conditions, timing of acquisitions, timing and magnitude of assimilation costs associated with acquisitions and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year.

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. Certain of our customers have reduced spending in the first half of 2009, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Seasonal and Geographical.  As discussed above, seasonal patterns can have a significant impact on gross margins. Generally, business is slower in the winter months versus the warmer months of the year. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. In addition, the mix of business conducted in different parts of the country will affect margins, as some parts of the country offer the opportunity for higher gross margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting or in a mountainous area or in open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Through July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

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

Results of Operations

The results of operations data below for the three and six month periods ended June 30, 2008 has been retrospectively restated in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement).” For more details regarding how the adoption of FSP APB 14-1 impacted Quanta’s consolidated financial statements, see Note 3 to our condensed consolidated financial statements. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009

Revenues	$960,882	100.0%	$813,379	100.0%	$1,805,324	100.0%	$1,551,909	100.0%
Cost of services (including depreciation)	802,192	83.5	675,597	83.1	1,522,757	84.3	1,296,996	83.6

Gross profit	158,690	16.5	137,782	16.9	282,567	15.7	254,913	16.4
Selling, general and administrative expenses	76,292	7.9	72,970	8.9	147,008	8.1	146,573	9.4
Amortization of intangible assets	9,876	1.1	4,906	0.6	20,466	1.1	9,812	0.6

Operating income	72,522	7.5	59,906	7.4	115,093	6.5	98,528	6.4
Interest expense	(9,722)	(0.9)	(2,803)	(0.3)	(19,316)	(1.1)	(5,621)	(0.4)
Interest income	2,088	0.2	628	0.1	6,083	0.3	1,709	0.1
Other income (expense), net	278	—	158	—	482	—	234	—

Income before income taxes	65,166	6.8	57,889	7.2	102,342	5.7	94,850	6.1
Provision for income taxes	27,498	2.9	24,245	3.1	43,203	2.4	39,716	2.6

Net income	37,668	3.9	33,644	4.1	59,139	3.3	55,134	3.5
Less: Net income attributable to the noncontrolling interest	—	—	217	—	—	—	353	—

Net income attributable to common stock	$37,668	3.9%	$33,427	4.1%	$59,139	3.3%	$54,781	3.5%

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues.  Revenues decreased $147.5 million, or 15.4%, to $813.4 million for the three months ended June 30, 2009. Revenues from electric power services decreased by approximately $61.1 million, or 11.5%, revenues from telecommunications and cable television network services decreased by approximately $60.2 million, or 38.4%, and revenues from gas services decreased by approximately $36.3 million, or 18.0%, while revenues from ancillary services increased nominally. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. Revenues from electric power services were also impacted by a decrease in revenues from emergency restoration services of approximately $8.1 million from $23.1 million in the second quarter of 2008 to $15.0 million in the second quarter of 2009. Partially offsetting these decreases was an increase in our dark fiber revenues from $13.5 million for the three months ended June 30, 2008 to $22.8 million for the three months ended June 30, 2009. This increase in our dark fiber revenues is a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber-optic telecommunications facilities.

Gross profit.  Gross profit decreased $20.9 million, or 13.2%, to $137.8 million for the three months ended June 30, 2009. The decrease in gross profit resulted primarily from the effect of the decreased revenues discussed above. As a percentage of revenues, gross margin increased from 16.5% for the three months ended June 30, 2008 to 16.9% for the three months ended June 30, 2009, primarily as a result of higher margins associated with certain of our electric power services and improved margins in ancillary services resulting from the completion of work under certain low margin contracts in 2008 that did not recur in 2009. In addition, gross margins were favorably impacted by increased dark fiber revenues, which historically generate higher gross margins than our other services. Partially offsetting these increases were decreases in margins from our gas and telecommunication services, primarily due to less ability to cover fixed costs as a result of lower revenues, as well as lower margins on certain gas transmission projects.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $3.3 million, or 4.4%, to $73.0 million for the three months ended June 30, 2009. The decrease in selling, general and administrative expenses was due to lower salaries and benefits costs primarily associated with a decrease in performance bonuses of approximately $4.4 million resulting from current levels of operating activity. Partially offsetting this decrease were higher professional fees of approximately $0.5 million associated with renewable energy initiatives during the second quarter of 2009 and non-capitalizable costs of $0.5 million associated with the ongoing implementation of information technology solutions. As a percentage of revenues, selling, general and administrative expenses increased from 7.9% to 8.9% due to the lower revenues earned in second quarter of 2009.

Amortization of intangible assets.  Amortization of intangible assets decreased $5.0 million to $4.9 million for the three months ended June 30, 2009. This decrease is primarily due to the run-off of amortization associated with the backlog acquired during 2007.

Interest expense.  Interest expense for the three months ended June 30, 2009 decreased $6.9 million as compared to the three months ended June 30, 2008, primarily due to the conversion, redemption and repurchase of all remaining 4.5% convertible subordinated notes that occurred in the third quarter of 2008.

Interest income.  Interest income was $0.6 million for the quarter ended June 30, 2009, compared to $2.1 million for the quarter ended June 30, 2008. The decrease results primarily from substantially lower interest rates partially offset by a higher average cash balance for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

Provision for income taxes.  The provision for income taxes was $24.2 million for the three months ended June 30, 2009, with an effective tax rate of 41.9%. The provision for income taxes was $27.5 million for the three months ended June 30, 2008, with an effective tax rate of 42.2%.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues.  Revenues decreased $253.4 million, or 14.0%, to $1.55 billion for the six months ended June 30, 2009. Revenues from telecommunications and cable television network services decreased by approximately $130.8 million, or 43.5%, revenues from gas services decreased by approximately $81.9 million, or 24.2%, revenues from electric power services decreased by approximately $48.4 million, or 4.7%, and revenues from ancillary services decreased approximately $7.3 million, or 6.2%. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. Partially offsetting the decrease in revenues from electric power services was an increase in revenues from emergency restoration services of approximately $15.6 million from $45.7 million in the six months ended June 30, 2008 to $61.3 million in the six months ended June 30, 2009. Additionally, our dark fiber revenues increased from $26.7 million for the six months ended June 30, 2008 to $41.7 million for the six months ended June 30, 2009. This increase in our dark fiber revenues is a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber-optic telecommunications facilities.

Gross profit.  Gross profit decreased $27.7 million, or 9.8%, to $254.9 million for the six months ended June 30, 2009. The decrease in gross profit resulted primarily from the effect of the decreased revenues discussed above. As a percentage of revenues, gross margin increased from 15.7% for the six months ended June 30, 2008 to 16.4% for the six months ended June 30, 2009. The increase in gross margin is primarily due to a higher amount of emergency restoration services discussed above, which typically generate higher margins. Also contributing to this increase in gross margin are higher margins in connection with certain of our electric power services as well as improved margins in ancillary services resulting from the completion of work under certain low margin contracts in 2008 that did not recur in 2009. Gross margins were also favorably impacted by increased dark fiber revenues, which historically generate higher gross margins than our other services. Partially offsetting these increases were decreases in margins from our gas and telecommunication services, primarily due to less ability to cover fixed costs as a result of lower revenues, as well as lower margins on certain gas transmission projects.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.4 million, or 0.3%, to $146.6 million for the six months ended June 30, 2009. The decrease in selling, general and administrative expenses was due to lower salaries and benefits costs primarily associated with a decrease in performance bonuses of approximately $4.3 million resulting from current levels of operating activity. Partially offsetting this decrease were higher professional fees of approximately $1.8 million associated with ongoing litigation and our renewable energy initiatives, as well as an increase in non-capitalizable costs of $1.5 million associated with the ongoing implementation of information technology solutions. As a percentage of revenues, selling, general and administrative expenses increased from 8.1% to 9.4% due to the lower revenues earned in the six months ended June 30, 2009.

Amortization of intangible assets.  Amortization of intangible assets decreased $10.7 million to $9.8 million for the six months ended June 30, 2009. This decrease is primarily due to the run-off of amortization associated with the backlog acquired during 2007.

Interest expense.  Interest expense for the six months ended June 30, 2009 decreased $13.7 million as compared to the six months ended June 30, 2008, primarily due to the conversion, redemption and repurchase of all remaining 4.5% convertible subordinated notes that occurred in the third quarter of 2008.

Interest income.  Interest income was $1.7 million for the six months ended June 30, 2009, compared to $6.1 million for the six months ended June 30, 2008. The decrease resulted primarily from substantially lower interest rates partially offset by a higher average cash balance for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Provision for income taxes.  The provision for income taxes was $39.7 million for the six months ended June 30, 2009, with an effective tax rate of 41.9%. The provision for income taxes was $43.2 million for the six months ended June 30, 2008, with an effective tax rate of 42.2%.

Business Segment Analysis

We manage our business based on the consolidated results of our operations achieved through the collective performance of our stand-alone operating units, which have been aggregated into three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. Our reported business segments are subject to a greater degree of volatility in their respective results of operations as a result of the impact of multiple factors, including the outcome related to job-specific performance risks, fluctuations in the level of inter-segment contracting activities, and variations in the different types of services that are provided by each business segment as a result of evolving market conditions.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2009
	Electric &	Telecom &				Electric &	Telecom &
	Gas	Ancillary	Dark Fiber	Corporate &		Gas	Ancillary	Dark Fiber	Corporate &
(in thousands)	Segment	Segment	Segment	Eliminations	Consolidated	Segment	Segment	Segment	Eliminations	Consolidated

Revenues from unaffiliated customers by type of work:
Electric power services	$516,332	$15,720	$—	$—	$532,052	$458,796	$12,128	$—	$—	$470,924
Gas services	195,266	6,659	—	—	201,925	162,952	2,675	—	—	165,627
Telecommunications and cable television network services	40,104	116,701	—	—	156,805	24,709	71,851	—	—	96,560
Ancillary services	27,478	29,158	—	—	56,636	27,291	30,188	—	—	57,479
Dark fiber services	—	—	13,464	—	13,464	—	—	22,789	—	22,789

Revenues from unaffiliated customers	$779,180	$168,238	$13,464	$—	$960,882	$673,748	$116,842	$22,789	$—	$813,379

Segment operating income	$71,137	$13,895	$6,324	$(18,834)	$72,522	$62,776	$6,050	$9,957	$(18,877)	$59,906

Electric & Gas Infrastructure Services Segment

Revenues.  Revenues decreased $105.4 million, or 13.5%, to $673.7 million for the three months ended June 30, 2009. Revenues from electric power services decreased by approximately $57.5 million, or 11.1%, revenues from gas services decreased by approximately $32.3 million, or 16.5%, revenues from telecommunications and cable television network services decreased by approximately $15.4 million, or 38.4%, and revenues from ancillary services remained constant. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. Revenues from electric power services were also impacted by a decrease in revenues from emergency restoration services of approximately $8.1 million from $23.1 million in the second quarter of 2008 to $15.0 million in the second quarter of 2009.

Operating Income.  Operating income decreased $8.4 million to $62.8 million in the Electric & Gas Infrastructure Services segment for the three months ended June 30, 2009. The decrease in operating income resulted primarily from the effect of the decreased revenues discussed above. Operating income as a percentage of revenues for the three months ended June 30, 2009 increased slightly from 9.1% to 9.3%, primarily as a result of higher margins associated with certain of our electric power services and improved margins in ancillary services resulting from the completion of work under certain low margin contracts in 2008 that did not recur in 2009. Partially offsetting these increases were decreases in margins from our gas and telecommunications services, primarily due to less ability to cover fixed costs as a result of lower revenues, as well as lower margins on certain gas transmission projects.

Telecom & Ancillary Infrastructure Services Segment

Revenues.  Revenues decreased $51.4 million, or 30.5%, to $116.8 million for the three months ended June 30, 2009. Of the total decrease, $44.9 million relates to telecommunication services, which decreased 38.4% from the second quarter of 2008 due to decreases in the number and size of projects as a result of reduced capital spending by our customers. The remaining decrease is associated with electric power and gas services, which were impacted by similar market effects, although these services represent a smaller portion of this segment’s revenues. Revenues from ancillary services increased nominally.

Operating Income.  Operating income decreased $7.8 million to $6.1 million for the three months ended June 30, 2009. The decrease in operating income resulted primarily from the effect of the decreased revenues discussed above. Operating income as a percentage of revenues decreased from 8.3% to 5.2% during the three months ended June 30, 2009, primarily due to lower revenues that impacted the segment’s ability to cover its fixed operating and administrative costs.

Dark Fiber Segment

Revenues.  Revenues from the Dark Fiber segment increased from $13.5 million to $22.8 million for the three months ended June 30, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber-optic telecommunications facilities.

Operating Income.  Operating income for the three months ended June 30, 2009 increased $3.7 million to $10.0 million due to the increased revenues discussed above. Operating income as a percentage of revenues for the three months ended June 30, 2009 decreased from 46.7% to 43.7% primarily as a result of the timing of various system maintenance costs.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30, 2008					Six Months Ended June 30, 2009
	Electric &	Telecom &				Electric &	Telecom &
	Gas	Ancillary	Dark Fiber	Corporate &		Gas	Ancillary	Dark Fiber	Corporate &
(in thousands)	Segment	Segment	Segment	Eliminations	Consolidated	Segment	Segment	Segment	Eliminations	Consolidated

Revenues from unaffiliated customers by type of work:
Electric power services	$998,559	$21,631	$—	$—	$1,020,190	$951,168	$20,611	$—	$—	$971,779
Gas services	323,136	15,351	—	—	338,487	253,161	3,402	—	—	256,563
Telecommunications and cable television network services	75,419	225,444	—	—	300,863	44,498	125,613	—	—	170,111
Ancillary services	55,039	64,073	—	—	119,112	51,755	60,027	—	—	111,782
Dark fiber services	—	—	26,672	—	26,672	—	—	41,674	—	41,674

Revenues from unaffiliated customers	$1,452,153	$326,499	$26,672	$—	$1,805,324	$1,300,582	$209,653	$41,674	$—	$1,551,909

Segment operating income	$110,437	$29,405	$10,983	$(35,732)	$115,093	$114,655	$4,081	$17,837	$(38,045)	$98,528

Electric & Gas Infrastructure Services Segment

Revenues.  Revenues decreased $151.6 million, or 10.4%, to $1.3 billion for the six months ended June 30, 2009. Revenues from electric power services decreased by approximately $47.4 million, or 4.7%, revenues from gas services decreased by approximately $70.0 million, or 21.7%, revenues from telecommunications and cable television network services decreased by approximately $30.9 million, or 41.0%, and revenues from ancillary services decreased by approximately $3.3 million or 6.0%. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. Partially offsetting the decrease in electric power services was an increase in revenues from emergency restoration services of approximately $14.4 million from $45.6 million in the six months ended June 30, 2008 to $60.0 million in the six months ended June 30, 2009.

Operating Income.  Operating income increased $4.2 million to $114.7 million for the six months ended June 30, 2009. Operating income as a percentage of revenues for the six months ended June 30, 2009 increased from 7.6% to 8.8%, primarily due to increased revenues from emergency restoration services discussed above, which typically generate higher margins, and the impact of the completion of work under low margin ancillary service contracts in 2008 that did not recur in 2009.

Telecom & Ancillary Infrastructure Services Segment

Revenues.  Revenues decreased $116.8 million, or 35.8%, to $209.7 million for the six months ended June 30, 2009. Of the total decrease, $99.8 million relates to telecommunication services, which decreased 44.3% from the first six months of 2008 due to decreases in the number and size of projects as a result of reduced capital spending by our customers. The remaining decrease is associated with gas and ancillary services, which were impacted by similar market effects; however, these services represent a smaller portion of this segment’s revenues.

Operating Income.  Operating income decreased $25.3 million to $4.1 million for the six months ended June 30, 2009. The decrease in operating income resulted primarily from the effect of the decreased revenues discussed above. Operating income as a percentage of revenues decreased from 9.0% to 1.9% for the six months ended June 30, 2009 primarily due to lower revenues that impacted the segment’s ability to cover its fixed operating and administrative costs.

Dark Fiber Segment

Revenues.  Revenues from the Dark Fiber segment increased from $26.7 million for the six months ended June 30, 2008 to $41.7 million for the six months ended June 30, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber-optic telecommunications facilities.

Operating Income.  Operating income for the six months ended June 30, 2009 increased $6.9 million to $17.8 million due to the increased revenues discussed above. Operating income as a percentage of revenues for the six months ended June 30, 2009 remained relatively constant.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $524.4 million as of June 30, 2009, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Increased demand for services resulting from, for example, initiatives to rebuild the United States electric power grid or support renewable energy projects may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash.

Management continues to monitor the financial markets and general national and global economic conditions. If further changes in financial markets or other areas of the economy adversely impacted our ability to access capital markets, we would expect to rely on a combination of available cash and borrowing capacity under our credit facility to provide short-term funding. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at June 30, 2009. Accordingly, we do not anticipate that the volatility in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be approximately $175 million for 2009. Approximately $85 million of expected 2009 capital expenditures are targeted for the expansion of our dark fiber network, primarily in connection with committed customer arrangements, with the majority of the remaining expenditures for operating equipment in the Electric & Gas Infrastructure Services and Telecom & Ancillary Infrastructure Services segments.

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

Sources and Uses of Cash

As of June 30, 2009, we had cash and cash equivalents of $524.4 million, working capital of $955.2 million and long-term obligations of $124.4 million, net of current maturities. The long-term obligations are our 3.75% Notes, which have an aggregate principal amount of $143.8 million. We also had $158.0 million of letters of credit outstanding under our credit facility, leaving $317.0 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased services in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities provided net cash to us of $59.4 million during the three months ended June 30, 2009 as compared to $18.1 million in the three months ended June 30, 2008. Operating activities provided net cash to us of $170.6 million during the six months ended June 30, 2009 as compared to $33.3 million in the six months ended June 30, 2008. The increase in operating cash flows in the first six months of 2009 as compared to the first six months of 2008 is primarily due to collections of accounts receivable and retainage that were outstanding at December 31, 2008, coupled with reduced overall working capital needs in the first six months of 2009 associated with lower levels of revenue activity. Cash flow for the three and six months ended June 30, 2008 was negatively impacted by higher working capital requirements associated with invoice processing issues by a certain customer as a result of the rapid ramp-up of FTTx and wireless installations over the nine months prior to June 30, 2008. The specific telecommunications work that was being performed had voluminous billing requirements and had been subject to lengthy delays as our invoices worked their way through the customer’s payment system. By the fourth quarter of 2008, these collection delays had been resolved.

Investing Activities

In the three months ended June 30, 2009, we used net cash in investing activities of $42.7 million as compared to $90.4 million used in investing activities in the three months ended June 30, 2008. Investing activities in the second quarter of 2009 included $43.6 million used for capital expenditures, partially offset by $1.0 million of proceeds from the sale of equipment. Investing activities in the second quarter of 2008 included $60.0 million used for capital expenditures, $22.7 million in net cash outlays for acquisitions and $14.6 million paid to secure patents and developed technology, partially offset by $6.9 million of proceeds from the sale of equipment.

In the six months ended June 30, 2009, we used net cash in investing activities of $82.1 million as compared to $141.6 million used in investing activities in the six months ended June 30, 2008. Investing activities in the six months ended June 30, 2009 included $84.8 million used for capital expenditures, partially offset by $2.7 million of proceeds from the sale of equipment. Investing activities in the six months ended June 30, 2008 included $113.1 million used for capital expenditures, $22.9 million in net cash outlays for acquisitions and $14.6 million paid to secure patents and developed technology, partially offset by $9.1 million of proceeds from the sale of equipment.

Financing Activities

In the three months ended June 30, 2009, financing activities used net cash flow of $2.0 million as compared to $4.7 million provided by financing activities in the three months ended June 30, 2008. The $2.0 million used in financing activities in the three months ended June 30, 2009 resulted primarily from $2.0 million in net repayments of borrowings. The $4.7 million provided by financing activities in the three months ended June 30, 2008 resulted primarily from $4.2 million received from the exercise of stock options. Also contributing to the inflow was $1.1 million of tax benefit from stock-based equity awards, slightly offset by $0.7 million of payments on other long-term debt.

In the six months ended June 30, 2009, financing activities used net cash flow of $2.7 million as compared to $7.0 million provided by financing activities in the six months ended June 30, 2008. The $2.7 million used in financing activities in the six months ended June 30, 2009 resulted primarily from a $1.7 million tax impact from stock-based equity awards combined with $1.2 million in net repayments of borrowings. The $7.0 million provided by financing activities in the six months ended June 30, 2008 resulted primarily from $5.6 million received from the exercise of stock options. Also contributing to the inflow was $2.3 million of tax benefit from stock-based equity awards, slightly offset by $1.0 million of payments on other long-term debt, net of proceeds.

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

As of June 30, 2009, we had approximately $158.0 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $317.0 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of June 30, 2009, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% Notes.

3.75% Convertible Subordinated Notes

At June 30, 2009, we had outstanding $143.8 million aggregate principal amount of the 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $122.3 million and $124.4 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and June 30, 2009 is presented net of a debt discount of $21.5 million and $19.4 million, which is amortized as interest expense over the remaining amortization period. This debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 as discussed in Notes 1 and 3 to the condensed consolidated financial statements. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 was 7.85%. At June 30, 2009, the remaining amortization period for the debt discount, which continues until the first repurchase right on April 30, 2013, is approximately 3.8 years.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2009, the maximum guaranteed residual value was approximately $147.3 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2009, we had $158.0 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009 and 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for any bonds that were outstanding under it on August 30, 2007 and have not expired or been replaced, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2009, the total amount of outstanding performance bonds was approximately $908.6 million, and the estimated cost to complete these bonded projects was approximately $228.1 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. We have also guaranteed the obligations of our wholly owned subsidiary under the joint venture arrangement with a third party engineering company entered into in the first quarter of 2009, which is described in Notes 2 and 10 to the condensed consolidated financial statements.

Contractual Obligations

As of June 30, 2009, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2009	2010	2011	2012	2013	Thereafter

Long-term obligations — principal	$143,752	$2	$—	$—	$—	$143,750	$—
Long-term obligations — interest	20,663	2,695	5,391	5,391	5,391	1,795	—
Operating lease obligations	156,807	29,195	41,615	31,757	21,317	15,959	16,964
Committed capital expenditures for dark fiber networks under contracts with customers	29,854	27,832	1,993	29	—	—	—

Total	$351,076	$59,724	$48,999	$37,177	$26,708	$161,504	$16,964

Actual maturities of our long-term obligations may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates or subsequent to optional maturity dates. Additionally, the $143.8 million aggregate principal amount above differs from the $124.4 million of convertible subordinated notes on the consolidated balance sheet as of June 30, 2009 due to the balance sheet amount being presented net of a discount of $19.4 million.

The committed capital expenditures for dark fiber networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of June 30, 2009, the total unrecognized tax benefit related to uncertain tax positions was $65.0 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $25.0 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Through July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’

compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence. Additionally, in connection with this renewal, the amount of letters of credit required to secure our obligations under our casualty insurance program, which is discussed above, has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and June 30, 2009, the gross amount accrued for insurance claims totaled $147.9 million and $145.2 million, with $105.0 million and $103.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and June 30, 2009 were $12.5 million and $12.1 million, of which $7.2 million and $5.8 million are included in prepaid expenses and other current assets and $5.3 million and $6.3 million are included in other assets, net.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to continue to significantly impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables for services we have performed. One customer accounted for approximately 11% of consolidated revenues during the three months ended June 30, 2009. Revenues from this customer are included in the Electric & Gas Infrastructure Services segment. No other customer represented 10% or more of revenues during the three and six months ended June 30, 2008 or the six months ended June 30, 2009. None of Quanta’s customers accounted for 10% or more of accounts receivable as of June 30, 2009.

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

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, we adopted FSP APB 14-1, which requires issuers of such instruments to separately account for the liability and equity components of qualifying convertible debt instruments in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt instrument’s conversion feature. This FSP has been applied retrospectively to all periods presented. Accordingly, we recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, we recorded non-cash interest expense during the first and second quarters of 2009 and will continue doing so until our 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) non-cash interest expense will be recorded in 2009, with approximately $1.1 million ($0.7 million after tax effect) recorded in each the first and second quarters of 2009. See the tables in Note 3 of our consolidated financial statements for the impact of FSP APB 14-1 as of December 31, 2008 and for the three and six months ended June 30, 2008.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. All of our restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-6-1. Prior to the retrospective application of FSP EITF 03-6-1 on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-6-1 on earnings per share for prior periods is immaterial. Additionally, the adoption of FSP EITF 03-6-1 had no material impact on basic and diluted income per share in the three and six months ended June 30, 2009. See Note 3 of our consolidated financial statements for the impact of adopting FSP EITF 03-6-1 for the three and six months ended June 30, 2008.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) and has the same effective date as SFAS No. 141(R). Accordingly, we adopted FSP FAS 141(R)-1 effective January 1, 2009. FSP FAS 141(R)-1 carries forward the requirements in SFAS No. 141, “Business Combinations” for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 also amends the disclosure requirements of SFAS No. 141(R) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. As we did not complete any acquisitions in the first six months of 2009, FSP FAS 141(R)-1 had no impact on our consolidated financial position, results of operations, cash flows or disclosures in the first six months of 2009, but we expect that it may have a material impact on our consolidated financial position, results of operations, cash flows or disclosures as a result of acquisitions in future periods.

On January 1, 2009, we fully adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements with respect to financial and non-financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations, cash flows or disclosures. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value when an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased. This FSP also provides guidance to identify circumstances that indicate when a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We adopted FSP FAS 157-4 in the quarter ended March 31, 2009. The adoption of FSP FAS 157-4 did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, we adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 requires public entities to provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” on a quarterly basis and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because we have been providing these disclosures in our quarterly reports prior to the issuance of FSP FAS 107-1, the adoption of FSP FAS 107-1 did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. The FSP also contains additional disclosure requirements related to debt and equity securities. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because we have not held any debt or equity securities that would be within the scope of FSP FAS 115-2 since its adoption, the adoption of FSP FAS 115-2 did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events.” Although SFAS No. 165 should not result in significant changes in the subsequent events an entity reports, it requires enhanced disclosures related to subsequent events including the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual financial statements ending after June 15, 2009 and must be applied prospectively. In accordance with SFAS No. 165, we have evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, which is August 10, 2009. The adoption of SFAS No. 165 had no material impact on our condensed consolidated financial position, results of operations, cash flows or disclosures in the quarter ended June 30, 2009, but it may have a material impact on our disclosures in the future if subsequent events occur that require disclosure.

On July 1, 2009, we adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be used by non-governmental entities in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States (GAAP). Rules and interpretations of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants such as us. On July 1, 2009, the Codification reorganized the pre-Codification GAAP into approximately 90 accounting topics and superseded all then-existing non-SEC accounting and reporting standards. All accounting literature not included in the Codification became non-authoritative. All of the Codification’s content carries the same level of authority, which effectively superseded SFAS No. 162. SFAS No. 168 is effective for financial statements for interim or annual periods ending after September 15, 2009. Accordingly, it is effective for us for the quarter ended September 30, 2009, and we have therefore adopted SFAS No. 168 on the first day of the third quarter of 2009. The adoption of SFAS No. 168 is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows but will result in a change to the references to accounting principles in our notes to the consolidated financial statements in the quarter ended September 30, 2009.

Accounting Standards Not Yet Adopted.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” and SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R).” Together these new standards aim to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. These new standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009, and for interim periods within that first year, with earlier adoption prohibited. Accordingly, we will adopt SFAS Nos. 166 and 167 on January 1, 2010. We have not yet determined the impact, if any, SFAS Nos. 166 and 167 will have on our consolidated financial statements.

Critical Accounting Policies

Except as provided in the “New Accounting Pronouncements” section above and the enhanced disclosures regarding goodwill below, as of the date of this filing, there have been no material changes in our critical accounting policies disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report). Due to the current recessionary environment, we have enhanced our disclosures related to valuation of goodwill from what was included in our 2008 Annual Report under Critical Accounting Policies — Valuation of Intangibles and Long-Lived Assets.

Valuation of goodwill.  We have recorded goodwill in connection with various of our acquisitions. Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test, which we perform at the reporting unit level. We have determined that, based on our cash flow structure and organizational structure, our individual operating units represent our reporting units for the purpose of assessing goodwill impairments. This assessment is performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in our market capitalization below book value, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of goodwill associated with one or all of our reporting units. The change in our reportable segments during the quarter ended June 30, 2009 did not have any impact on our operating unit structure or the methods to be used in assessing goodwill for impairment in the future. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

We determine the fair value of our reporting units using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

Under the discounted cash flow method, we determine fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Year one cash flows are derived from budgeted amounts and operating forecasts, both of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

Under the market multiple and market capitalization approaches, we determine the estimated fair value of each of our reporting units by applying EBITDA multiples to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one year or a two year average. For the market capitalization approach, we add a reasonable control premium, which is estimated as the premium that would be received in a sale of the reporting unit in an orderly transaction between market participants.

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2007 and 2008:

	Electric & Gas		Telecom & Ancillary		Dark Fiber
	Segment		Segment		Segment
	2007	2008	2007	2008	2007	2008

Years of cash flows before terminal value	5	5	5	5	N/A	15
Discount rates	14%	14% to 15%	15% to 17%	15% to 17%	N/A	15%
EBITDA multiples	7.0 to 9.0	6.0 to 8.0	6.0 to 8.0	5.0 to 6.0	N/A	10.0
Weighting of three approaches:
Discounted cash flows	60%	70%	60%	70%	N/A	90%
Market multiple	20%	15%	20%	15%	N/A	5%
Market capitalization	20%	15%	20%	15%	N/A	5%

At December 31, 2007, we did not perform a separate goodwill impairment analysis for the reporting unit that comprises the Dark Fiber segment as we had recently acquired this reporting unit on August 30, 2007 in connection with our acquisition of InfraSource Services, Inc., and goodwill associated with that transaction was assessed in the aggregate. The 15-year discounted cash flow model used for the Dark Fiber segment in 2008 was based on the long-term nature of the underlying fiber network licensing agreements.

We assigned a higher weighting to the discounted cash flow approach at both December 31, 2007 and 2008 to reflect increased expectations of market value being determined from a “held and used” model. At December 31, 2008, we increased the weighting for the discounted cash flow approach as compared to December 31, 2007 due to the volatility of the capital markets at the end of 2008 and the impact such volatility may have had on the accuracy of the market multiple and market capitalization approaches. Also at December 31, 2008, we increased discount rates and decreased EBITDA multiples at reporting units to reflect potential declines in market conditions.

As stated previously, year one cash flows are derived from budgeted amounts and operating forecasts, both of which were evaluated by management. For 2009, projected growth rates by reporting unit varied widely. Projected annual growth rates ranged from 2% to 10% thereafter for the Electric & Gas Infrastructure Services segment, 2% to 10% thereafter for the Telecom & Ancillary Infrastructure Services segment and 10% to 50% thereafter for the Dark Fiber segment.

Based on the first step of the goodwill impairment analysis, we determined that, as of December 31, 2008, the fair value of each reporting unit was in excess of its carrying value. We considered the sensitivity of these fair value estimates to changes in certain of management’s assumptions, noting that, after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of our assessment would not have changed. Additionally, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2008 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Further, our market capitalization at December 31, 2008, which was approximately $3.9 billion, and our carrying value, including goodwill, was approximately $2.7 billion at December 31, 2008. Accordingly, we determined that there was no goodwill impairment at December 31, 2008. As of June 30, 2009, there were no known impairment indicators at any of the reporting units. Additionally at June 30, 2009, our market capitalization was approximately $4.6 billion and our aggregate carrying value, including goodwill, was approximately $2.7 billion. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them and therefore our reporting units. Certain of our customers, in particular our electric power, telecommunications and gas customers, have reduced spending in the first half of 2009, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. We continue to monitor the impact of the economic environment on our reporting units and the valuation of recorded goodwill. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

Outlook

Over the past two years, many utilities across the country increased or indicated plans to increase spending on their transmission and distribution systems, with a more significant focus on the upgrade and build-out of the transmission grid. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring. We have seen a slow-down in spending by our customers on their distribution systems, which we believe is due primarily to negative economic and market conditions, but we expect distribution spending to return some time during 2010, particularly as maintenance issues begin to affect reliability. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, and we do not expect significant delays in large transmission projects. However, if economic and market conditions remain stagnant or worsen, spending on these projects could be negatively affected as well. Additionally, as an indirect result of the economic downturn, overall demand for electricity has decreased, which could affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects.

We are seeing increased infrastructure spending as a result of the Energy Policy Act of 2005, which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems. The American Clean Energy and Security (ACES) Act, which was approved by the House of Representatives in June 2009 and is currently pending in the Senate, could also positively impact infrastructure spending in the long-term. If enacted as proposed, the ACES Act could alleviate some of the siting and right-of-way challenges that impact transmission projects, potentially accelerating future transmission projects. Additionally, we expect the construction of renewable energy facilities, including wind and solar power generation sources, to result in the need for additional transmission lines and substations. As a result of these and other factors, we expect a continued shift over the long-term in our service mix to a greater proportion of high-voltage electric power transmission and substation projects, as well as opportunities to provide installation services for renewable projects. Many of these projects have a long-term horizon, and timing and scope can be negatively affected by numerous factors, including regulatory permitting, availability of funding and the effect of negative economic and market conditions.

We believe that opportunities also exist for us to provide engineering, project management and installation services for renewable projects, including wind and solar. State mandates, which set standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects. Tax incentives and government stimulus funds are also expected to encourage development. Additionally, the pending ACES Act includes a proposed federal renewable portfolio standard that we expect could further advance the installation of renewable generation facilities. While renewable energy spending declined in the latter part of 2008 and first half of 2009, we expect future spending on renewable energy initiatives to increase beginning in late 2009, although investments could be impacted by capital constraints if the financial markets continue to deteriorate or remain stagnant. It is also not certain when or if the ACES Act will be enacted or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation.

We believe that certain provisions of the American Recovery and Reinvestment Act of 2009 (ARRA), enacted in February 2009, will also increase demand for our services over the long-term. The economic stimulus programs under the ARRA include incentives in the form of grants, loans, tax cuts and tax credits for renewable energy, energy efficiency and electric power and telecommunications infrastructure. For example, the ARRA extended tax credits for wind projects until 2012, which we expect will encourage further development in wind energy. Additionally, loan guarantee programs partially funded through the ARRA and cash grant programs have recently been implemented for renewable energy and transmission reliability and efficiency projects. Funds provided to the states for the restoration, repair and construction of highways will also likely require the relocation and upgrade of electric power, telecommunications and natural gas infrastructure. We anticipate investments in many of these initiatives to create opportunities for our operations, although we cannot predict with certainty the timing of the implementation of the programs that support these investments or the timing or scope of the investments once the programs are implemented.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing volumes of work, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

We also see potential growth opportunities over the long-term in our gas operations, primarily in natural gas gathering and pipeline installation and maintenance services. The natural gas industry is cyclical as a result of fluctuations in natural gas prices, and over the past twelve months, spending in this industry has been negatively impacted by lower natural gas prices and capital constraints. However, we believe that the cyclical nature of this business can be somewhat normalized by the opportunities associated with the on-going development of tight gas shale formations, which will require the construction of transmission infrastructure to connect production with demand centers. Additionally, the objectives of the ACES Act are clean energy and energy independence. Abundant, low-cost natural gas is likely to be the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. In the past, our gas operations have been challenged by lower margins overall, due in part to our gas distribution services that have been impacted by certain lower margin contracts and by declines in new housing construction. Accordingly, we have reallocated resources to our gas transmission opportunities and other more profitable services, and we are optimistic about these operations in the future. However, we expect economic and market conditions as well as the level of natural gas prices to continue to negatively affect this business in the near-term.

In connection with our telecommunications services, various initiatives are underway by several wireline carriers and government organizations that provide us with opportunities, in particular, with respect to deployment of fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives have been underway by Verizon, AT&T and other telecommunications providers, and municipalities and other government jurisdictions have also become active in these opportunities. Since the second quarter of 2008, we have seen a significant slow-down in FTTP and FTTN deployment, and we anticipate this slow-down to continue throughout 2009. However, AT&T and Verizon remain committed to their annual deployment goals for 2009, although only a small portion of allocated capital expenditures was spent in the first half of 2009. Additionally, we expect future opportunities from certain rural broadband deployment projects, as stimulus funding for these projects will likely be awarded to municipalities, states and rural telephone companies, some of which are long-standing customers. As a result of these factors, we expect spending on FTTP and FTTN and other broadband deployment to improve in the latter half of 2009 and into 2010, although if economic and market conditions remain stagnant or further deteriorate, this spending could be further delayed. In connection with our wireless services, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. In particular, the transition to 4G technology by wireless service providers will require the enhancement of their networks. We anticipate increased opportunities from these plans over the long-term, with the timing and amount of spending on these plans somewhat dependent on future economic and market conditions.

We anticipate that the future initiatives by the telecommunication carriers will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers; however, the timing of any upgrades is uncertain.

Our Dark Fiber segment is experiencing growth primarily through geographic expansion, with a focus on markets such as education and healthcare where secure high-speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the negative impact, if any, of the current economic downturn on these growth opportunities. To support the growth in this business, we anticipate the need for continued significant capital expenditures. Our Dark Fiber segment typically generates higher margins than our other operations, but we can give no assurance that the Dark Fiber segment margins will continue at historical levels.

Historically, our customers have continued to spend throughout short-term economic softness or weak recessions, although spending over the past several months has been at reduced levels. A longer-term or deeper recession, however, would likely have a much more negative impact on our customers’ spending. In addition, the volatility of the capital markets may continue to negatively affect some of our customers’ plans for future projects, which could be delayed, reduced or suspended if funding is not available. It is uncertain when and to what extent the current unfavorable economic and market conditions will improve, or if they will deteriorate further. Despite reductions in capital spending by some of our customers, our revenues in certain of the industries we serve may not decline significantly, as utilities continue spending on projects to upgrade and build out their transmission systems and continue outsourcing more of their work, in part due to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are recognized as a key partner in deploying these services.

With the growth in several of our markets and our margin enhancement initiatives, we expect to continue to see our gross margins generally improve over the long-term, although reductions in spending by our customers could further negatively affect our margins, with the most significant impact to our telecommunications, gas and electric power distribution services. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures for 2009 are expected to be approximately $175 million, of which $85 million of these expenditures are targeted for dark fiber network expansion with the majority of the remaining expenditures for operating equipment. We expect 2009 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisition of InfraSource Services, Inc.;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005, renewable energy initiatives, the American Recovery and Reinvestment Act of 2009 (ARRA) and other potential energy legislation;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic and financial conditions, including the recent volatility in the capital markets, and trends in relevant markets;

•	Delays, reductions in scope or cancellations of existing projects, including as a result of capital constraints that may impact our customers;

•	Our ability to generate internal growth;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to effectively compete for new projects;

•	Potential failure of the Energy Policy Act of 2005, renewable energy initiatives, the ARRA or other potential energy legislation to result in increased spending in the industries we serve;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our ability to realize our backlog;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to successfully identify, complete and integrate acquisitions;

•	The adverse impact of goodwill, other intangible asset or long-lived asset impairments;

•	The potential inability to realize a return on our capital investments in our dark fiber infrastructure;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectability of receivables;

•	Liabilities for claims that are not insured;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Potential lack of available suppliers, subcontractors or equipment manufacturers;

•	Our growth outpacing our infrastructure;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Liabilities and/or harm to our reputation resulting from failures of our joint venture partners to perform;

•	Our ability to obtain performance bonds;

•	Risks related to the implementation of an information technology solution;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber licensing business, additional regulation relating to existing or potential foreign operations and changes in legislation under the new presidential administration;

•	Our ability to achieve anticipated synergies and other benefits from our acquisitions;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing, leasing and investment activities and thereby our ability to grow our operations;

•	The potential conversion of our outstanding 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and as disclosed in Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and as may be detailed from time to time in our other public filings with the SEC.

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

Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the recent volatility in the financial markets is likely to continue to significantly impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally with collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the current financial crisis and volatility of the markets. However, we believe the concentration of credit risk related to trade accounts receivable is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock rises and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2008 and June 30, 2009, the fair value of the aggregate principal amount of our fixed-rate debt of $143.8 million was approximately $136.6 million and $160.3 million, based upon quoted secondary market prices on or before such dates. In addition, the volatility of the credit markets has had a negative impact on interest income in the last several quarters, and it is likely to significantly impact our interest income related to our cash investments in the near-term.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of

June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed in Item 1A to Part II of our Quarterly Report on From 10-Q for the quarter ended March 31, 2009, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report). An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors referenced herein and in our 2008 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended June 30, 2009.

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

May 1, 2009 — May 31, 2009	11,430	(i)	$21.97	None	None
June 1, 2009 — June 30, 2009	26	(i)	$23.62	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the 2007 Stock Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders in Houston, Texas on May 21, 2009. Eleven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.

The following ten individuals were elected to the board of directors by the holders of our common stock:

Nominee	For	Withheld

James R. Ball	168,730,557	4,090,840
John R. Colson	168,328,098	4,493,299
J. Michal Conaway	169,606,394	3,215,003
Ralph R. DiSibio	171,389,505	1,431,892
Bernard Fried	167,622,018	5,199,379
Louis C. Golm	170,977,035	1,844,362
Worthing F. Jackman	170,853,341	1,968,056
Bruce Ranck	170,442,579	2,378,818
John R. Wilson	169,155,859	3,665,538
Pat Wood, III	171,000,193	1,821,204

The holders of our limited vote common stock elected Vincent D. Foster to the board of directors by a vote of 337,715 shares of limited vote common stock, with 280,820 shares withheld.

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 by a vote of 172,361,888 shares of common stock and limited vote common stock, voting together, with (i) 368,819 shares of common stock and no shares of limited vote common stock voting against and (ii) 152,744 shares of common stock and no shares of limited vote common stock abstaining.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	.INS*		XBRL Instance Document.
101	.SCH*		XBRL Taxonomy Extension Schema Document.
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith

Included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, and (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and 2008. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President and
Chief Accounting Officer

Dated: August 10, 2009

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	.INS*		XBRL Instance Document.
101	.SCH*		XBRL Taxonomy Extension Schema Document.
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith

Included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, and (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and 2008. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.