Form 10-Q
period 2009-09-30
QUANTA SERVICES INC
filed 2009-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

209,171,196 shares of Common Stock were outstanding as of November 3, 2009. As of the same date, 662,293 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	QUANTA SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	61
ITEM 4.	Controls and Procedures	62
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	63
ITEM 1A.	Risk Factors	63
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
ITEM 5.	Other Information	65
ITEM 6.	Exhibits	66
Signature		67
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	December 31,	September 30,
	2008	2009

ASSETS
Current Assets:
Cash and cash equivalents	$437,901	$584,038
Accounts receivable, net of allowances of $8,802 and $9,766	795,251	663,277
Costs and estimated earnings in excess of billings on uncompleted contracts	54,379	62,353
Inventories	25,813	31,920
Prepaid expenses and other current assets	72,063	61,372

Total current assets	1,385,407	1,402,960
Property and equipment, net of accumulated depreciation of $330,070 and $373,122	635,456	692,543
Other assets, net	33,479	31,647
Other intangible assets, net of accumulated amortization of $57,215 and $72,475	140,717	131,053
Goodwill	1,363,100	1,375,902

Total assets	$3,558,159	$3,634,105

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$1,155	$37
Accounts payable and accrued expenses	400,253	338,586
Billings in excess of costs and estimated earnings on uncompleted contracts	50,390	51,465

Total current liabilities	451,798	390,088
Convertible subordinated notes, net of discount of $21,475 and $18,257	122,275	125,493
Deferred income taxes	83,861	100,836
Insurance and other non-current liabilities	217,851	193,946

Total liabilities	875,785	810,363

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 199,317,237 and 200,665,654 shares issued and 196,928,203 and 198,067,674 shares outstanding, respectively	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 662,293 shares issued and outstanding	—	—
Additional paid-in capital	2,803,836	2,836,051
Retained earnings (accumulated deficit)	(86,326)	20,731
Accumulated other comprehensive income (loss)	(2,956)	1,793
Treasury stock, 2,389,034 and 2,597,980 common shares, at cost	(32,182)	(35,708)

Total stockholders’ equity	2,682,374	2,822,869
Noncontrolling interest	—	873

Total equity	2,682,374	2,823,742

Total liabilities and equity	$3,558,159	$3,634,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Revenues	$1,053,355	$780,794	$2,858,679	$2,332,703
Cost of services (including depreciation)	867,789	633,166	2,390,546	1,930,162

Gross profit	185,566	147,628	468,133	402,541
Selling, general and administrative expenses	80,126	71,018	227,134	217,591
Amortization of intangible assets	8,998	5,448	29,464	15,260

Operating income	96,442	71,162	211,535	169,690
Interest expense	(9,837)	(2,816)	(29,153)	(8,437)
Interest income	2,022	338	8,105	2,047
Loss on early extinguishment of debt	(2)	—	(2)	—
Other income (expense), net	(74)	592	408	826

Income before income taxes	88,551	69,276	190,893	164,126
Provision for income taxes	36,614	5,320	79,817	45,036

Net income	51,937	63,956	111,076	119,090
Less: Net income attributable to noncontrolling interest	—	520	—	873

Net income attributable to common stock	$51,937	$63,436	$111,076	$118,217

Earnings per share attributable to common stock:
Basic earnings per share	$0.30	$0.32	$0.65	$0.60

Diluted earnings per share	$0.28	$0.32	$0.63	$0.59

Shares used in computing earnings per share:
Weighted average basic shares outstanding	173,007	198,608	172,168	198,618

Weighted average diluted shares outstanding	203,930	205,224	196,783	198,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Cash Flows from Operating Activities:
Net income	$51,937	$63,956	$111,076	$119,090
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	19,806	20,574	57,986	60,537
Amortization of intangibles	8,998	5,448	29,464	15,260
Non-cash interest expense	4,731	1,093	13,862	3,218
Amortization of debt issuance costs	538	230	1,613	691
Amortization of deferred revenues	(2,635)	(3,397)	(6,886)	(10,316)
(Gain) loss on sale of property and equipment	(841)	883	(1,147)	1,518
Loss on early extinguishment of debt	2	—	2	—
Provision for doubtful accounts	1,328	156	4,230	2,088
Provision for insurance receivable	—	—	3,375	—
Deferred income tax provision	8,277	28,764	2,788	33,346
Non-cash stock-based compensation	4,043	4,969	12,402	14,635
Tax impact of stock-based equity awards	(318)	(115)	(2,625)	1,593
Non-cash (gain) loss on foreign currency transactions	—	(634)	—	(634)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(139,659)	75,205	(234,316)	136,158
Costs and estimated earnings in excess of billings on uncompleted contracts	10,624	(12,560)	7,118	(7,096)
Inventories	4,698	(3,391)	(213)	(5,545)
Prepaid expenses and other current assets	10,308	(9,760)	9,886	(7,496)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	33,193	(48,792)	55,910	(78,886)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,826	(15,284)	(14,271)	540
Other, net	(1,040)	614	(136)	(112)

Net cash provided by operating activities	16,816	107,959	50,118	278,589

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,058	2,075	11,122	4,779
Additions of property and equipment	(51,776)	(36,012)	(164,925)	(120,852)
Cash paid for acquisition, net of cash acquired	(4,819)	(14,148)	(27,728)	(14,148)
Cash paid for developed technology	—	—	(14,573)	—

Net cash used in investing activities	(54,537)	(48,085)	(196,104)	(130,221)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	—	123	635	2,218
Repayments of convertible subordinated notes	(1)	—	(1)	—
Payments on other long-term debt	(45)	(129)	(1,643)	(3,376)
Tax impact of stock-based equity awards	318	115	2,625	(1,593)
Exercise of stock options	315	504	5,963	646

Net cash provided by (used in) financing activities	587	613	7,579	(2,105)

Net increase (decrease) in cash and cash equivalents	(37,134)	60,487	(138,407)	146,263
Effect of foreign exchange rate changes on cash and cash equivalents	(1,228)	(805)	(2,245)	(126)
Cash and cash equivalents, beginning of period	304,791	524,356	407,081	437,901

Cash and cash equivalents, end of period	$266,429	$584,038	$266,429	$584,038

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(148)	$(3,037)	$(9,285)	$(5,931)
Income taxes paid	$(25,478)	$(6,264)	$(60,933)	$(38,405)
Income tax refunds	$171	$791	$656	$2,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading national provider of specialized contracting services, offering end-to-end network solutions to the electric power, natural gas and oil, telecommunications and cable television industries. Effective during the quarter ended September 30, 2009, Quanta began reporting its results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities and the installation of “smart grid” technology on electric power networks along with other engineering and technical services to customers in this segment. Services also performed by this segment include design and installation of wind turbine facilities and solar arrays and related switchyards and transmission networks for renewable power generation sources. To a lesser extent, this segment also provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

Natural Gas and Pipeline Infrastructure Services Segment

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems and related trenching and directional boring services. In addition, this segment provides pipeline protection services and performs pipeline integrity and rehabilitation services. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission. In addition, services include the design and installation of wireless communications towers and switching systems. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to Quanta’s customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. The Fiber Optic Licensing segment services educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

In the third quarter of 2009, Quanta made two acquisitions of businesses that predominately provide electric power services, which have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates.

On October 1, 2009, Quanta acquired, through a merger transaction (the Merger), all of the outstanding stock of Price Gregory Services, Incorporated (Price Gregory). In connection with the Merger, Quanta issued approximately 10.9 million shares of Quanta common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. As the transaction was effective October 1, 2009, the results of Price Gregory will be included in the consolidated financial statements beginning on such date. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America, specializing in the construction of large diameter transmission pipelines. Price Gregory’s financial results will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

Changes in Accounting Principles

On July 1, 2009, Quanta adopted ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be used by non-governmental entities in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States (GAAP). The Codification reorganized the pre-Codification GAAP into approximately 90 accounting topics. References to accounting principles in the notes to Quanta’s consolidated financial statements included in this report have been changed to reflect the Accounting Standards Codification (ASC) references resulting from the Codification.

The condensed consolidated balance sheet as of December 31, 2008 and condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2008 have been retrospectively restated, as discussed in Note 3, to reflect the impact of the adoption on January 1, 2009 of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FASB Accounting Standards Codification (ASC) 470-20, Debt-Debt with Conversion and Other Options) and FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (ASC 260, Earnings Per Share).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta and its wholly owned subsidiaries, which are also referred to as its operating units. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, valuation of derivative contracts, purchase price allocations, liabilities for self-insured claims, convertible debt, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, provision for income taxes and the calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Revision of Previously Issued Financial Statements

During the third quarter of 2009, Quanta revised its December 31, 2008 balance sheet for the correction of certain errors identified in its deferred tax asset and liability accounts during the years 2000 through 2004. These items were identified in connection with Quanta’s 2009 analysis of its tax basis balance sheet, whereby Quanta determined that certain deferred tax asset and liability accounts related primarily to goodwill impairments and certain bad debt expense transactions were misstated. The cumulative impact of these items from the period January 1, 2005 through December 31, 2008 was an understatement of deferred tax assets, an overstatement of deferred tax liabilities, an overstatement of accumulated deficit and an understatement of total stockholders’ equity. Quanta evaluated the impact of these items under the guidance in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, “Materiality,”) on each of the years affected between 2000 and 2004 and on a cumulative basis for all prior periods subsequent to 2004 and through December 31, 2008 and concluded the items were not material to any such periods. Management also evaluated the impact of correcting these items through a cumulative adjustment to Quanta’s 2009 financial statements and concluded that the impact would have been material to its interim results for the three and nine month periods ended September 30, 2009. As a result of these evaluations and based on the guidance within ASC 250-10 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”) management has revised

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its previously issued financial statements to reflect the cumulative impact of this correction. The following table presents the impact of this revision on Quanta’s December 31, 2008 balance sheet (in thousands):

	As Reported (a)	Adjustment	As Revised

Prepaid expenses and other current assets	$68,147	$3,916	$72,063
Total assets	3,554,243	3,916	3,558,159
Deferred tax liability	91,104	(7,243)	83,861
Total liabilities	883,028	(7,243)	875,785
Accumulated deficit	(97,485)	11,159	(86,326)
Total stockholders’ equity	$2,671,215	$11,159	$2,682,374

(a)	Amounts displayed “as reported” reflect the impact of the adoption of FSP APB 14-1.

The revisions described above will be reflected in Quanta’s consolidated financial statements for the year ended December 31, 2009, which will be included in Quanta’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $437.9 million and $584.0 million as of December 31, 2008 and September 30, 2009. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2008 and September 30, 2009, cash equivalents were $399.1 million and $534.0 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of December 31, 2008 and September 30, 2009, cash and cash equivalents held in domestic bank accounts was approximately $433.7 million and $576.9 million, and cash and cash equivalents held in foreign bank accounts was approximately $4.2 million and $7.1 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the current financial crisis and volatility of the markets, could affect its ability to collect amounts due from them. As of December 31, 2008 and September 30, 2009, Quanta had total allowances for doubtful accounts of approximately $8.8 million and $9.8 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2008 and September 30, 2009 were approximately $101.1 million and $105.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2008 and September 30, 2009 were $6.0 million and $2.2 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2008 and September 30, 2009, the balances of unbilled receivables included in accounts receivable were approximately $122.9 million and $119.4 million.

Goodwill and Other Intangible Assets

Quanta has recorded goodwill in connection with various of its acquisitions. Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test, which Quanta performs at the operating unit level. Quanta has determined that, based on its cash flow structure and its organizational structure, its individual operating units represent its reporting units for the purpose of assessing goodwill impairments. This assessment is performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in Quanta’s market capitalization below book value, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of goodwill associated with one or all of its reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

Quanta determines the fair value of its reporting units using a weighted combination of the discounted cash flow, market multiple and market capitalization valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others. Quanta believes the estimates and assumptions used in its impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

Under the discounted cash flow method, Quanta determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Year one cash flows are derived from budgeted amounts and operating forecasts, both of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

Under the market multiple and market capitalization approaches, Quanta determines the estimated fair value of each of its reporting units by applying transaction multiples to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one or two year average. For the market capitalization approach, Quanta adds a reasonable control premium, which is estimated as the premium that would be received in a sale of the reporting unit in an orderly transaction between market participants.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2007 and 2008:

	Operating Units
	Providing
	Predominantly		Operating Units		Operating Unit
	Electric Power and		Providing		Providing
	Natural Gas and		Predominantly		Fiber Optic
	Pipeline Services		Telecommunication Services		Licensing
	2007	2008	2007	2008	2007	2008

Years of cash flows before terminal value	5	5	5	5	N/A	15
Discount rates	14%	14% to 15%	15% to 17%	15% to 17%	N/A	15%
EBITDA multiples	7.0 to 9.0	6.0 to 8.0	6.0 to 8.0	5.0 to 6.0	N/A	10.0
Weighting of three approaches:
Discounted cash flows	60%	70%	60%	70%	N/A	90%
Market multiple	20%	15%	20%	15%	N/A	5%
Market capitalization	20%	15%	20%	15%	N/A	5%

Quanta’s operations remain structured on an operating unit basis, with each operating unit being organized into one of three internal divisions, which are closely aligned with Quanta’s reportable segments and are based on the predominant type of work performed by the operating unit at the point in time when the divisional designation is made. The changes in Quanta’s reportable segments during the quarters ended June 30, 2009 and September 30, 2009 did not have any impact on its operating unit structure. Because separate measures of assets and cash flows are not produced or utilized by management to evaluate segment performance, Quanta’s impairment assessments of its goodwill do not include any considerations of cash flows by its reportable segments.

During 2007 and 2008, a goodwill analysis was performed for each operating unit with estimates and industry comparables obtained from the electric power and natural gas, telecommunications and fiber optic licensing industries. At December 31, 2007, Quanta did not perform a separate goodwill impairment analysis for the operating unit that provides fiber optic licensing services as Quanta had recently acquired this operating unit on August 30, 2007 in connection with its acquisition of InfraSource Services, Inc. (InfraSource), and goodwill associated with that transaction was assessed in the aggregate. The 15-year discounted cash flow model used for fiber optic licensing in 2008 was based on the long-term nature of the underlying fiber network licensing agreements.

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

Quanta amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Investments in Joint Ventures

During the first quarter of 2009, one of Quanta’s operating units entered into a joint venture arrangement that was formed for the purpose of providing infrastructure services under a contract with a large utility customer. The scope of services provided includes the design, installation and maintenance of electric transmission and distribution systems in the northeast United States. The joint venture members each own an equal (50%) equity interest in the joint venture entity and participate equally in the losses of the entity. Generally, Quanta’s share of the profits in the joint venture will be 75%, 67% and 50% during the first year, second year and thereafter, respectively. Certain incentive profits will be shared equally between the joint venture members throughout the term of the joint venture.

Quanta has evaluated its investment in this joint venture and determined that the joint venture is a variable interest entity, with Quanta providing more than half of the subordinated financial support to the entity through its expected provision of the majority of the subcontractor services to be provided to the joint venture. As a result, Quanta has been determined to be the primary beneficiary of the joint venture and has accounted for the results of the joint venture on a consolidated basis. The other 50% equity interest in the joint venture has been accounted for as a noncontrolling interest as of and for the three and nine months ended September 30, 2009.

Also during the first quarter of 2009, one of Quanta’s operating units began operating under the terms of an unincorporated joint venture which was entered into for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract for a specific customer. The joint venture is a general partnership, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. Quanta has evaluated this investment and has determined that its investment in this joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, and such amounts have been presented in the accompanying financial statements.

Revenue Recognition

Infrastructure Services — Through its Electric Power Infrastructure Services, Natural Gas and Pipeline Infrastructure Services and Telecommunications Infrastructure Services segments, Quanta designs, installs and maintains networks for customers in the electric power, natural gas and oil, telecommunications and cable television industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue as units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred and services are performed.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with Quanta’s work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2009, Quanta had approximately $21.9 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2008 and September 30, 2009, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $34.6 million and $37.6 million and are recognized as deferred revenue, with $25.1 million and $26.1 million considered to be long-term and included in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at September 30, 2009 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2009	$17,078
2010	60,289
2011	47,370
2012	36,205
2013	25,698
Thereafter	68,543

Fixed non-cancelable minimum licensing revenues	$255,183

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

Quanta records reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of September 30, 2009, the total amount of unrecognized tax benefits relating mainly to uncertain tax positions was $43.3 million, a decrease from December 31, 2008 of $15.9 million, consisting of a $24.3 million decrease due to the expiration of certain statutes of limitations for the 2005 tax year, partially offset by a $8.4 million increase primarily related to tax positions expected to be taken for 2009. Quanta recognized $1.2 million and ($6.4) million of interest expense (income) and penalties in the provision for income taxes for the three months ended September 30, 2008 and 2009, and $4.0 million and ($3.6) million of interest expense (income) during the nine months ended September 30, 2008 and 2009. The decrease in interest and penalties is due to the reduction in the total amount of unrecognized tax benefits during the three months ended September 30, 2009. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $10.2 million due to the expiration of certain statutes of limitations.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. Categorization for disclosure purposes

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is required for qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents that require categorization are categorized as Level 1 assets at December 31, 2008 and September 30, 2009, as all fair values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

Quanta’s convertible subordinated notes are not required to be carried at fair value, although their fair market value must be disclosed. The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of its stock rises and will decrease as the market price of its stock falls. The interest and market value changes affect the fair market value of Quanta’s convertible subordinated notes but do not impact their carrying value. The fair market value of Quanta’s convertible subordinated notes is determined based upon the quoted secondary market price on or before the dates specified, which is considered a Level 2 input. The fair value of the aggregate principal amount of Quanta’s fixed-rate debt of $143.8 million was $136.6 million at December 31, 2008 and $162.8 million at September 30, 2009.

Quanta’s derivative liabilities at September 30, 2009 are all classified as Level 2 liabilities and have a total fair value on such date of $0.1 million. The fair values are determined based on adjusted broker quotes derived from open market pricing information. These derivative liabilities are included within accounts payable and accrued expenses in the September 30, 2009 condensed consolidated balance sheet.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2008, the carrying amount of goodwill was compared to its fair value. No changes in carrying amount resulted. The level of inputs used for fair value measurements for goodwill, other intangibles assets and long-lived assets held and used, are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations. However, Quanta has foreign operating units in Canada, for which Quanta considers the Canadian dollar to be the functional currency. Generally, the currency in which the operating unit transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent company and the nature of the operating unit’s operations must also be considered. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations and cash flows are translated at average monthly

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, involving consideration of all relevant economic facts and circumstances affecting the operating unit. If transactions are denominated in the entity’s functional currency, the translation gains and losses are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the entity’s functional currency, the translation gains and losses are included within the statements of operations.

Derivatives

From time to time, Quanta enters into forward currency contracts that qualify as derivatives, primarily to hedge the risks associated with fluctuations in foreign currency exchange rates related to certain forecasted foreign currency denominated transactions. Quanta does not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for cash flow hedge accounting. For a hedge to qualify for cash flow hedge accounting treatment, a hedge must be documented at the inception of the contract, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness. The dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must also be documented. At the inception of the hedge and on an ongoing basis, the hedge must be deemed to be “highly effective” at minimizing the risk of the identified exposure. Effectiveness measures relate the gains or losses of the derivative to changes in the cash flows associated with the hedged item, and the forecasted transaction must be probable of occurring. For forward contracts that qualify as cash flow hedges, Quanta accounts for the change in fair value of the forward contracts directly in equity as part of accumulated other comprehensive income (loss). Any ineffective portion of cash flow hedges is recognized in earnings in the period ineffectiveness occurs. For instance, if a forward contract is discontinued as a cash flow hedge because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period, the related amounts in accumulated other comprehensive income (loss) would be reclassified to other income (expense) in the consolidated statement of operations in the period such determination is made. When a forecasted transaction occurs, the portion of the accumulated gain or loss applicable to the forecasted transaction is reclassified from equity to earnings. Changes in fair value related to transactions that do not meet the criteria for cash flow hedge accounting are recorded in the consolidated results of operations and are included in other income (expense).

3.	CHANGES IN ACCOUNTING PRINCIPLES AND NEW ACCOUNTING PRONOUNCEMENTS:

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, Quanta adopted FSP APB 14-1 (ASC 470-20), which requires issuers of certain convertible debt instruments to separately account for the liability and equity components in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt instrument’s conversion feature. This FSP (ASC 470-20) has been applied retrospectively to all periods presented. Accordingly, Quanta recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, Quanta recorded non-cash interest expense during the first three quarters of 2009 and will continue doing so until Quanta’s 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) non-cash interest expense will be recorded in 2009, with approximately $3.2 million

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($2.1 million after tax effect) recorded in the nine months ended September 30, 2009. See the tables below for the impact of the adoption of FSP APB 14-1 (ASC 470-20) as of December 31, 2008 and for the three and nine months ended September 30, 2008.

Also on January 1, 2009, Quanta adopted FSP EITF 03-6-1 (ASC 260). FSP EITF 03-6-1 (ASC 260) states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1 (ASC 260). All of Quanta’s restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-6-1 (ASC 260). Prior to the retrospective application of FSP EITF 03-6-1 (ASC 260) on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding but were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-6-1 (ASC 260) on earnings per share for prior periods is immaterial. Additionally, the adoption of FSP EITF 03-6-1 (ASC 260) had no material impact on basic and diluted income per share in the three and nine months ended September 30, 2009. See the Statement of Operations tables below for the impact of adopting FSP EITF 03-6-1 (ASC 260) for the three and nine months ended September 30, 2008.

The following financial statement line items were affected as of December 31, 2008 and for the three and nine months ended September 30, 2008 as a result of the retrospective adoption of FSP APB 14-1 (ASC 470-20) and FSP EITF 03-6-1 (ASC 260) on January 1, 2009 (in thousands, except per share data):

Consolidated Balance Sheet:

	As	Effect of FSP
	Originally	APB 14-1	As
	Reported	(ASC 470-20)	Adjusted

December 31, 2008
Other assets, net	$34,023	$(544)	$33,479
Total assets	3,554,787	(544)	3,554,243
Convertible subordinated notes	143,750	(21,475)	122,275
Deferred income taxes	83,422	7,682	91,104
Total liabilities	896,821	(13,793)	883,028
Additional paid-in capital	2,740,552	63,284	2,803,836
Accumulated deficit	(47,450)	(50,035)	(97,485)
Total stockholders’ equity	2,657,966	13,249	2,671,215
Total liabilities and equity	$3,554,787	$(544)	$3,554,243

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations:

	As	Effect of FSP	Effect of
	Originally	APB 14-1	EITF 03-6-1	As
	Reported	(ASC 470-20)	(ASC 260)	Adjusted

Three Months Ended September 30, 2008
Interest expense	$(5,223)	$(4,614)	$—	$(9,837)
Provision for income taxes	38,307	(1,693)	—	36,614
Net income	54,858	(2,921)	—	51,937
Basic earnings per share	$0.32	$(0.02)	$—	$0.30

Weighted average basic shares outstanding	171,693	—	1,314	173,007

Diluted earnings per share	$0.29	$(0.01)	$—	$0.28

Weighted average diluted shares outstanding	203,131	—	799	203,930

	As	Effect of FSP	Effect of
	Originally	APB 14-1	EITF 03-6-1	As
	Reported	(ASC 470-20)	(ASC 260)	Adjusted

Nine Months Ended September 30, 2008
Interest expense	$(15,642)	$(13,511)	$—	$(29,153)
Provision for income taxes	84,776	(4,959)	—	79,817
Net income	119,628	(8,552)	—	111,076
Basic earnings per share	$0.70	$(0.04)	$(0.01)	$0.65

Weighted average basic shares outstanding	170,938	—	1,230	172,168

Diluted earnings per share	$0.64	$(0.01)	$—	$0.63

Weighted average diluted shares outstanding	202,292	(6,414)	905	196,783

Consolidated Statements of Cash Flows:

	As	Effect of FSP
	Originally	APB 14-1	As
	Reported	(ASC 470-20)	Adjusted

Three Months Ended September 30, 2008
Net income	$54,858	$(2,921)	$51,937
Adjustments to reconcile net income to net cash provided by operating activities —
Non-cash interest expense	—	4,731	4,731
Amortization of debt issuance costs	655	(117)	538
Deferred income tax provision	9,970	(1,693)	8,277
Net cash provided by operating activities	$16,816	$—	$16,816

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As	Effect of FSP
	Originally	APB 14-1	As
	Reported	(ASC 470-20)	Adjusted

Nine Months Ended September 30, 2008
Net income	$119,628	$(8,552)	$111,076
Adjustments to reconcile net income to net cash provided by operating activities —
Non-cash interest expense	—	13,862	13,862
Amortization of debt issuance costs	1,964	(351)	1,613
Deferred income tax provision	7,747	(4,959)	2,788
Net cash provided by operating activities	$50,118	$—	$50,118

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805, Business Combinations). FSP FAS 141(R)-1 (ASC 805) amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) (ASC 805) and has the same effective date as SFAS No. 141(R) (ASC 805). Accordingly, Quanta adopted FSP FAS 141(R)-1 (ASC 805) effective January 1, 2009. FSP FAS 141(R)-1 (ASC 805) carries forward the requirements in SFAS No. 141, “Business Combinations,” which is now superseded, for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC 450, Contingencies). FSP FAS 141(R)-1 (ASC 805) also amends the disclosure requirements of SFAS No. 141(R) (ASC 805) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. The FSP FAS 141(R)-1 (ASC 805) had no material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures during the nine months ended September 30, 2009.

On January 1, 2009, Quanta fully adopted SFAS No. 157, “Fair Value Measurements” (ASC 820, Fair Value Measurements and Disclosures), which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements with respect to financial and non-financial assets and liabilities. The adoption of SFAS No. 157 (ASC 820) did not have a material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures. In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10-35-51), which provides additional guidance for estimating fair value when an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased. It also provides guidance to identify circumstances that indicate when a transaction is not orderly. FSP FAS 157-4 (ASC 820-10-35-51) is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Quanta adopted FSP FAS 157-4 (ASC 820-10-35-51) in the quarter ended March 31, 2009. The adoption of FSP FAS 157-4 (ASC 820-10-35-51) did not have any material impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65, Financial Instruments-Overall-Transition). FSP FAS 107-1 (ASC 825-10-65) requires public entities to provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC 825, Financial Instruments) on a quarterly basis and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because Quanta had been providing these disclosures in its quarterly reports prior to the issuance of FSP FAS 107-1 (ASC 825-10-65), the adoption of FSP FAS 107-1 (ASC

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

825-10-65) did not have any impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-65-1, Investments — Debt and Equity Securities — Overall — Transition). FSP FAS 115-2 (ASC 320-10-65-1) establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP FAS 115-2 (ASC 320-10-65-1) also contains additional disclosure requirements related to debt and equity securities. FSP FAS 115-2 (ASC 320-10-65-1) is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because Quanta has not held any debt or equity securities that would be within the scope of FSP FAS 115-2 (ASC 320-10-65-1) since its adoption, the adoption of FSP FAS 115-2 (ASC 320-10-65-1) did not have any impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended June 30, 2009, Quanta adopted SFAS No. 165, “Subsequent Events” (ASC 855, Subsequent Events). Although SFAS No. 165 (ASC 855) should not result in significant changes in the subsequent events an entity reports, it requires enhanced disclosures related to subsequent events occurring through the date which an entity has evaluated subsequent events. SFAS No. 165 (ASC 855) is effective for interim and annual financial statements ending after June 15, 2009 and must be applied prospectively. In accordance with SFAS No. 165 (ASC 855), Quanta has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, which is November 9, 2009.

On July 1, 2009, Quanta adopted ASC 105, which establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be used by non-governmental entities in the preparation of financial statements presented in conformity with GAAP. Rules and interpretations of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants such as Quanta. On July 1, 2009, the Codification reorganized the pre-Codification GAAP into approximately 90 accounting topics and superseded all then-existing non-SEC accounting and reporting standards. All accounting literature not included in the Codification became non-authoritative. All of the Codification’s content carries the same level of authority, which effectively superseded SFAS No. 162. ASC 105 is effective for financial statements for interim or annual periods ending after September 15, 2009. Accordingly, Quanta adopted ASC 105 on July 1, 2009. The adoption of ASC 105 did not have a material impact on Quanta’s consolidated financial position, results of operations or cash flows but has resulted in changes to references to accounting principles in the notes to its consolidated financial statements.

Accounting Standards Not Yet Adopted.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” and SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R).” Together these new standards aim to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. These new standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009, and for interim periods within that first year, with earlier adoption prohibited. Accordingly, Quanta will adopt SFAS Nos. 166 and 167 on January 1, 2010. Quanta has not yet determined the impact, if any, the adoption of SFAS Nos. 166 and 167 will have on its consolidated financial statements. The FASB has not yet codified these standards.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACQUISITIONS:

In July 2009, Quanta completed two acquisitions of specialty contractors with operations in the electric power, natural gas and telecommunications industries with a combined purchase price of approximately $22.3 million, consisting of approximately $14.8 million in cash and 372,183 shares of Quanta common stock valued at approximately $7.5 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. These acquisitions enhance Quanta’s electric power, natural gas and pipeline and telecommunications capabilities throughout the Pacific Region and Western Canada. The estimated fair value of the tangible assets was $6.1 million and consisted of current assets of $4.4 million and property and equipment of $1.7 million. Net tangible assets acquired were $3.9 million after considering the assumed liabilities of $2.2 million. Quanta also recorded intangible assets in the amount of $5.6 million, consisting of customer relationships, backlog and non-compete agreements. The consideration transferred in excess of the net tangible assets acquired was recorded as goodwill in the amount of $12.8 million. These allocations are based on the significant use of estimates and on information that was available to management at the time these interim condensed consolidated financial statements were prepared.

Price Gregory Acquisition

On October 1, 2009, Quanta acquired Price Gregory through the acquisition of all of the outstanding stock of Price Gregory. In connection with the Merger, Quanta issued approximately 10.9 million shares of Quanta common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America and expands Quanta’s service capabilities in this market. Due to the recent closing of the Merger, financial information related to Price Gregory, including Quanta’s pro forma results as a result of the Merger, have not yet been completed.

Since the acquisition closed subsequent to September 30, 2009, the accompanying condensed consolidated financial statements do not reflect any adjustments related to the Merger, although expenses related to the Merger of approximately $1.3 million are included in selling, general and administrative expense for the three and nine months ended September 30, 2009.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2008 and September 30, 2009 is as follows (in thousands):

		Natural Gas and
	Electric Power	Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2008	$642,943	$269,706	$450,451	$1,363,100
Goodwill acquired during the year	3,580	—	9,240	12,820
Foreign currency translation related to Canadian goodwill	164	—	—	164
Purchase price adjustments related to acquisitions closed in previous quarters	—	(296)	114	(182)

Balance at September 30, 2009	$646,687	$269,410	$459,805	$1,375,902

Quanta’s goodwill reported above on a divisional basis represents the aggregation of the operating unit’s goodwill into the internal division in which the operating unit is organized. These divisions are closely aligned with the reportable segments based on their operating unit’s predominate type of work.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets are comprised of (in thousands):

	December 31,	September 30,
	2008	2009

Other intangible assets:
Customer relationships	$111,379	$114,576
Backlog	54,139	55,275
Non-compete agreements	16,336	17,599
Patented rights and developed technology	16,078	16,078

Total intangible assets	197,932	203,528

Accumulated amortization:
Customer relationships	(11,381)	(17,079)
Backlog	(38,109)	(44,362)
Non-compete agreements	(6,000)	(8,360)
Patented rights and developed technology	(1,725)	(2,674)

Total accumulated amortization	(57,215)	(72,475)

Intangible assets, net	$140,717	$131,053

Expenses for the amortization of intangible assets were $9.0 million and $5.4 million for the three months ended September 30, 2008 and 2009 and $29.5 million and $15.3 million for the nine months ended September 30, 2008 and 2009. The remaining weighted average amortization period for all intangible assets as of September 30, 2009 is 11.1 years, while the remaining weighted average amortization periods for customer relationships, backlog, non-compete agreements and the patented rights and developed technology are 13.0 years, 1.9 years, 2.7 years and 11.0 years, respectively. The estimated future aggregate amortization expense of intangible assets as of September 30, 2009 is set forth below (in thousands):

For the Fiscal Year Ended December 31,

Remainder of 2009	$5,700
2010	14,613
2011	13,469
2012	14,268
2013	9,236
Thereafter	73,767

Total	$131,053

6.	STOCK-BASED COMPENSATION:

Stock Incentive Plans

Pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options. The purpose of the 2007 Plan is to provide directors, key employees, officers and certain consultants and advisors with additional performance incentives by increasing their proprietary interest in Quanta. Prior to the adoption of the 2007 Plan, Quanta had issued awards of restricted common stock and stock options under its 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan), which was terminated effective May 24, 2007, except that outstanding awards will continue to be governed by the terms of the 2001 Plan. In connection with the acquisition of InfraSource on August 30, 2007, Quanta assumed InfraSource’s 2003 Omnibus Stock Incentive

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan and 2004 Omnibus Stock Incentive Plan, in each case as amended (the InfraSource Plans). The InfraSource Plans were terminated in connection with the acquisition, and no further awards will be made under these plans, although the terms of these plans will govern outstanding awards. The 2007 Plan, the 2001 Plan and the InfraSource Plans are referred to as the Plans.

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

During the three months ended September 30, 2008 and 2009, Quanta granted 7,098 and 6,453 shares of restricted stock under the 2007 Plan with a weighted average grant price of $31.62 and $23.25. During the nine months ended September 30, 2008 and 2009, Quanta granted 0.8 million and 0.9 million shares of restricted stock under the 2007 Plan with a weighted average grant price of $23.69 and $22.14. Additionally, during the three months ended September 30, 2008 and 2009, 17,066 and 20,503 shares vested with an approximate fair value at the time of vesting of $0.5 million and $0.5 million. During the nine months ended September 30, 2008 and 2009, 0.6 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $15.0 million and $11.3 million.

As of September 30, 2009, there was approximately $22.2 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.9 years.

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

As of September 30, 2009, there was approximately $1.0 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized over the next twelve months.

Former InfraSource options exercised during the nine months ended September 30, 2009 had an intrinsic value of $0.9 million, generated $0.7 million of cash proceeds and generated a nominal amount of associated income tax benefit. Former InfraSource options exercised during the nine months ended September 30, 2008 had an intrinsic value of $11.1 million, generated $5.7 million of cash proceeds and generated $4.3 million of associated income tax benefit.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Non-cash compensation expense related to restricted stock	$3,432	$4,383	$9,879	$12,890
Non-cash compensation expense related to stock options	611	586	2,523	1,745

Total stock-based compensation included in selling, general and administrative expenses	$4,043	$4,969	$12,402	$14,635

Actual tax benefit (expense) from vested restricted stock	$209	$135	$1,635	$(1,595)
Actual tax benefit (expense) for the tax deductions from options exercised	211	(21)	4,490	14

Actual tax benefit (expense) related to stock-based compensation expense	420	114	6,125	(1,581)
Income tax benefit related to non-cash compensation expense	1,577	1,938	4,837	5,708

Total tax benefit related to stock-based compensation expense	$1,997	$2,052	$10,962	$4,127

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2009 are illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

NET INCOME:
Net income attributable to common stock	$51,937	$63,436	$111,076	$118,217
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	6,180	1,659	13,579	—

Net income attributable to common stock for diluted earnings per share	$58,117	$65,095	$124,655	$118,217

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	173,007	198,608	172,168	198,618
Effect of dilutive stock options	286	201	384	197
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	30,637	6,415	24,231	—

Weighted average shares outstanding for diluted earnings per share	203,930	205,224	196,783	198,815

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each of the three months ended September 30, 2008 and 2009, stock options of approximately 0.1 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For each of the nine months ended September 30, 2008 and 2009, stock options of approximately 0.1 million shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Quanta’s common stock. For the nine months ended September 30, 2008 and 2009, the effect of assuming conversion of the 3.75% convertible subordinated notes would have been antidilutive and they were therefore excluded from the calculation of diluted earnings per share. The 4.5% convertible subordinated notes were not outstanding during the three and nine months ended September 30, 2009.

8.	DEBT:

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

As of September 30, 2009, Quanta had approximately $183.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $291.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of September 30, 2009, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.75% Convertible Subordinated Notes

At September 30, 2009, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes due 2026 (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $122.3 million and $125.5 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and September 30, 2009 is presented net of a debt discount of $21.5 million and $18.3 million, which is amortized as interest expense over the remaining amortization period. This debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 (ASC 470-20) as discussed in Notes 1 and 3. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 (ASC 470-20) was 7.85%. At September 30, 2009, the remaining amortization period of the debt discount is approximately 3.6 years.

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

Beginning on April 30, 2010 until April 30, 2013, Quanta may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of Quanta’s common stock is equal to or greater than 130% of the conversion price then in effect for the 3.75% Notes for at least 20 trading days in the 30 consecutive trading day period ending on the trading day immediately prior to the date of mailing of the notice of redemption. In addition, Quanta may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. Beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, Quanta will be required to pay contingent interest on any outstanding 3.75% Notes during the applicable interest period if the average trading price of the 3.75% Notes during the five consecutive trading days immediately preceding the last trading day before commencement of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.

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

9.	EQUITY:

Treasury Stock

Pursuant to Quanta’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, during the nine months ended September 30, 2008 and 2009, Quanta withheld 187,466 and 195,733 shares of Quanta common stock with a total market value of $4.5 million and $3.5 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Also, participants may elect a net settlement upon the exercise of vested stock options. When such election is made, Quanta withholds from the total number of shares of Quanta common stock purchased through the exercise that number of shares of Quanta common stock having a value on the date of exercise equal to the aggregate exercise price. During the first nine months of 2009, Quanta withheld and placed into treasury stock 13,213 shares of Quanta common stock as a result of the net settlement of stock options. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interest

During the first quarter of 2009, Quanta acquired a 50% interest in a joint venture that qualifies as a variable interest entity and has been included on a consolidated basis in the accompanying financial statements as described in Note 2. As a result, income attributable to the other joint venture member has been accounted for as a reduction of reported net income of approximately $0.5 million and $0.9 million related to the noncontrolling interest for the three and nine months ended September 30, 2009 to derive net income attributable to the common stockholders of Quanta. Equity in the consolidated assets and liabilities of the joint venture attributable to the other joint venture member has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

The carrying value of the investment held by Quanta in this variable interest entity was approximately $0.9 million at September 30, 2009. The carrying value of the investment held by the noncontrolling interest in this variable interest entity at September 30, 2009 was $0.9 million. There were no changes in equity as a result of transfers (to) from the noncontrolling interest during the period.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income (loss) as a result. Additionally, gains and losses on foreign currency cash flow hedges are also recorded in other comprehensive income (loss). The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Net income	$51,937	$63,956	$111,076	$119,090
Foreign currency translation adjustment	(1,228)	2,274	(2,245)	4,780
Loss on foreign currency hedges	—	(31)	—	(31)

Comprehensive income	50,709	66,199	108,831	123,839
Less: Comprehensive income attributable to noncontrolling interest	—	520	—	873

Comprehensive income attributable to common stock	$50,709	$65,679	$108,831	$122,966

In the third quarter of 2009, one of Quanta’s Canadian operating units entered into three forward contracts to reduce foreign currency risk associated with anticipated customer sales that are denominated in South African rand. This same operating unit also entered into three additional forward contracts to reduce the foreign currency exposure associated with a series of forecasted payments denominated in U.S. dollars to be made in the next twelve months. These forward contracts expire between December 2009 and November 2010.

Three of these forward contracts are for an aggregate notional amount of approximately $11.0 million (Canadian) and are accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the South African rand and the Canadian dollar are recorded in other comprehensive income (loss) and will be reclassified into earnings in the periods in which the hedged forecasted transactions occur. During the quarter ended September 30, 2009, a nominal loss was recorded to other comprehensive income (loss) as shown above related to the three South African rand to Canadian dollar forward contracts.

The other three forward contracts are for an aggregate notional amount of approximately $9.5 million (U.S.) and are also accounted for as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the Canadian dollar and the U.S. dollar are recorded in other comprehensive income (loss) and will be reclassified into earnings in the periods in which the hedged forecasted transactions occur. During the quarter ended September 30, 2009, a nominal amount was recorded to other comprehensive income (loss) related to the three Canadian dollar to U.S. dollar forward contracts.

Effectiveness testing related to these cash flow hedges is performed at the end of each quarter. Any ineffective portion of the derivatives is reclassified into earnings if the derivatives are no longer deemed to be cash flow hedges. For the three and nine months ended September 30, 2009, a nominal amount was considered ineffective and was recorded within other income (expense) in the condensed consolidated statements of operations.

10.	SEGMENT INFORMATION:

In connection with the acquisition of Price Gregory and its impact on Quanta’s divisional structure used for internal management purposes, an updated evaluation of Quanta’s reportable segments was performed during the third quarter of 2009. As a result, Quanta’s operations are now presented under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. This structure is generally focused on broad end-user markets for Quanta’s services.

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities and the installation of “smart grid” technology on electric power networks along with engineering and technical services to customers in this segment. Services also performed by this segment include design and installation of wind turbine facilities and solar arrays and related switchyards and transmission networks for renewable power generation sources. To a lesser extent, this segment also provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems and related trenching and directional boring services. In addition, this segment provides the design and installation of pipeline protection services and performs pipeline integrity and rehabilitation services. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

The Telecommunications Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission. In addition, services include the design and installation of wireless communications towers and switching systems. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers. This segment provides high bandwidth telecommunication solutions to educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are generally subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of three internal divisions, namely, the electric power division, natural gas and pipeline division and telecommunications division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work, with the operating units providing predominantly telecommunications and fiber optic licensing services being managed within the same internal division.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lines for electric power, natural gas and telecommunications customers or the installation of broadband communication over electric power lines.

In addition Quanta’s integrated operations and common administrative support at each of its operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs indirect operating expenses including depreciation, and general and administrative costs, are made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

Prior to the second quarter of 2009, Quanta reported its results under two business segments, with all of its operating segments, other than the operating segment comprising the Fiber Optic Licensing segment, aggregated into the Infrastructure Services segment. During the second quarter of 2009, Quanta reported its results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. The prior periods have been restated to reflect the change to the reportable segments described above.

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

		Natural
	Electric	Gas and		Fiber Optic	Corporate and
	Power	Pipeline	Telecommunications	Licensing	Non-Allocated
	Segment	Segment	Segment	Segment	Costs	Consolidated

Three Months Ended September 30, 2008
Revenues from external customers	$645,511	$263,955	$127,060	$16,829	$—	$1,053,355
Operating income (loss)	82,506	27,030	2,970	9,195	(25,259)	96,442
Depreciation and amortization	$10,366	$5,682	$1,639	$1,533	$9,584	$28,804
Three Months Ended September 30, 2009
Revenues from external customers	$512,797	$131,628	$113,998	$22,371	$—	$780,794
Operating income (loss)	66,778	2,097	12,317	11,757	(21,787)	71,162
Depreciation and amortization	$10,068	$5,530	$1,678	$2,489	$6,223	$25,988
Nine Months Ended September 30, 2008
Revenues from external customers	$1,735,906	$650,373	$428,899	$43,501	$—	$2,858,679
Operating income (loss)	184,294	51,255	32,579	23,291	(79,884)	211,535
Depreciation and amortization	$30,511	$16,812	$4,877	$4,196	$31,054	$87,450
Nine Months Ended September 30, 2009
Revenues from external customers	$1,551,496	$433,138	$284,024	$64,045	$—	$2,332,703
Operating income (loss)	178,768	8,157	18,684	32,023	(67,942)	169,690
Depreciation and amortization	$30,157	$16,521	$4,864	$6,676	$17,556	$75,774

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separate measures of Quanta’s assets and cash flows, including capital expenditures, by reportable segment are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets include operating machinery, equipment and vehicles that are used on an interchangeable basis across its reportable segments, as well as office equipment, buildings and leasehold improvements that are shared across segment operations. As a result, depreciation is allocated to Quanta’s reportable segments based upon each operating unit’s revenue contribution to each reportable segment.

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $27.2 million and $78.7 million of its revenues from foreign operations during the three and nine months ended September 30, 2008. Quanta derived $27.2 million and $61.6 million of its revenues from foreign operations during the three and nine months ended September 30, 2009. The majority of revenues from foreign operations were earned in Canada during the three and nine months ended September 30, 2008 and 2009.

11.	COMMITMENTS AND CONTINGENCIES:

Joint Venture Contingencies

As described in Note 2, one of Quanta’s operating units entered into a joint venture with a third party engineering company during the first quarter of 2009 for the purpose of providing infrastructure services under a contract with a large utility customer. Losses incurred by the joint venture are typically shared equally by the joint venture members. However, under the terms of the joint venture agreement, each member of the joint venture has guaranteed all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with this performance guarantee.

In addition, as described in Note 2, another of Quanta’s operating units began operations during the first quarter of 2009 in a joint venture with a third party for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract with a specific customer. Under the joint venture agreement, the losses incurred by the joint venture are typically shared equally by the joint venture partners. However, the joint venture is a general partnership, and as such, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with its joint and several liability.

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2009 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2009	$14,606
2010	43,462
2011	32,236
2012	21,789
2013	15,841
Thereafter	15,517

Total minimum lease payments	$143,451

Rent expense related to operating leases was approximately $27.3 million and $81.7 million for the three and nine months ended September 30, 2009 and approximately $26.6 million and $79.3 million for the three and nine months ended September 30, 2008.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2009, the maximum guaranteed residual value was approximately $141.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of September 30, 2009, Quanta estimates these committed capital expenditures to be approximately $12.9 million for the period October 1, 2009 through December 31, 2009 and $12.1 million for the year ended December 31, 2010.

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

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to significantly impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power and natural gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of receivables for services Quanta has performed. No customers represented 10% or more of revenues during the three and nine months ended September 30, 2008 or 2009 or of accounts receivable at September 30, 2009 and at December 31, 2008.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Through July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, Quanta’s workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. As of August 1, 2009, Quanta renewed its employer’s liability, general liability, auto liability and workers’ compensation policies for the 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required by Quanta to secure its obligations under its casualty insurance program, which is discussed further below, has increased. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not yet reported and the effectiveness of its safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and September 30, 2009, the gross amount accrued for insurance claims totaled $147.9 million and $143.9 million, with $105.0 million and $103.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and September 30, 2009 were $12.5 million and $13.4 million, of which $7.2 million and $6.9 million are included in prepaid expenses and other current assets and $5.3 million and $6.5 million are included in other assets, net.

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

As of September 30, 2009, Quanta had $183.9 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009 and 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2009, the total amount of outstanding performance bonds was approximately $725.3 million, and the estimated cost to complete these bonded projects was approximately $225.8 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta has also guaranteed the obligations of its wholly owned subsidiary under the joint venture arrangement entered into in the first quarter of 2009 with a third party engineering company.

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

Collective Bargaining Agreements

Certain of Quanta’s operating units are parties to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If the participating subsidiaries withdrew from, or otherwise terminated participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded; the subsidiaries could be assessed liabilities for additional contributions related to the underfunding of these plans. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of September 30, 2009, Quanta is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

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

Introduction

We are a leading national provider of specialty contracting services, offering end-to-end network solutions to the electric power, natural gas and oil, telecommunications and cable television industries. We believe that we are one of the largest contractors servicing the transmission and distribution sectors of the North American electric utility and natural gas transmission pipeline industries.

We had consolidated revenues for the nine months ended September 30, 2009 of approximately $2.3 billion, of which 66.5% was attributable to electric power infrastructure services, 18.6% to natural gas and pipeline infrastructure services, 12.2% to telecommunications infrastructure services and 2.7% to fiber optic licensing.

Our customers include many of the leading companies in the industries we serve. We have developed strategic alliances with numerous customers and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts, including competitive unit price, hourly rate, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance and repair work under open-ended unit price or cost-plus master service agreements that are renewable periodically.

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

Effective during the quarter ended September 30, 2009, we began reporting our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of work we provide, which are used to define our operating segments. For internal management purposes, our operating units are organized into one of three internal divisions, namely, the electric power division, natural gas and pipeline division and telecommunications division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work, with the operating units providing predominantly telecommunications and fiber optic licensing services being managed within the same internal division. Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunication customers, and the installation of broadband communication over electric power lines. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation and general and administrative costs, are made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible costs are not allocated. For the quarter ended June 30, 2009, we reported our results under three business segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. Prior to the quarter ended June 30, 2009, we reported our results under two reportable segments with all of our previously defined operating segments, other than the operating segment comprising the Fiber Optic Licensing segment, having been aggregated into the Infrastructure Services segment.

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities and the installation of “smart grid” technology on electric power networks along with engineering and technical services to customers in this segment. Services also performed by this segment include design and installation of wind turbine facilities and solar arrays and related switchyards and transmission networks for renewable power generation sources. To a lesser extent, this segment also provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of gas and oil transmission and distribution systems and related trenching and directional drilling services. In addition, this segment provides the design and installation of pipeline protection services and performs pipeline integrity and rehabilitation services. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

The Telecommunications Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission. In addition, services include the design and installation of wireless communications towers and switching systems. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. The Fiber Optic Licensing segment services educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Recent Acquisitions

On October 1, 2009, we acquired, through a merger transaction (the Merger), all of the outstanding stock of Price Gregory. In connection with the Merger, we issued approximately 10.9 million shares of our common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. As the Merger was effective October 1, 2009, the results of Price Gregory will be included in our consolidated financial statements beginning on such date. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America. The acquisition significantly expands our existing natural gas and pipeline operations and, when combined with our electric power services, positions us as a leader in the North American energy transmission infrastructure market. In conjunction with this Merger, we have formed a new internal management division called the Natural Gas and Pipeline division. Because of the type of work performed by Price Gregory, its financial results will generally be included in the Natural Gas and Pipeline Infrastructure Services segment.

In July 2009, we completed two acquisitions of specialty contractors with operations in the electric power, gas and telecommunications industries with a combined purchase price of approximately $22.3 million, consisting of approximately $14.8 million in cash and 372,183 shares of our common stock valued at approximately $7.5 million at the date of acquisition on a discounted basis as a result of the restricted nature of the shares. These acquisitions enhance our electric, gas and pipeline and telecommunications capabilities throughout the Pacific Region and Western Canada. The estimated fair value of the tangible assets was $6.1 million and consisted of current assets of $4.4 million and property and equipment of $1.7 million. Net tangible assets acquired were $3.9 million after considering the assumed liabilities of $2.2 million. We also recorded intangible assets in the amount of $5.6 million, consisting of customer relationships, backlog and non-compete agreements. The consideration transferred in excess of the net tangible assets acquired was recorded as goodwill in the amount of $12.8 million. These allocations are based on the significant use of estimates and on information that was available to management at the time these interim condensed consolidated financial statements were prepared.

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations from period to period. These variations are influenced by numerous factors, including weather, customer spending patterns, bidding seasons, project schedules and timing and holidays. In general, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby reduce revenues and increase costs.

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

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. We have experienced reduced spending by our customers in 2009, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for our services. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Through July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, acquisition costs, gains and losses on the sale of property and equipment, letter of credit fees and maintenance, training and conversion costs related to the implementation of an information technology solution.

Results of Operations

The results of operations data below for the three and nine month periods ended September 30, 2008 has been retrospectively restated in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)” (FASB Accounting Standards Codification (ASC) 470-20, Debt-Debt with Conversion and Other Options). For more details regarding how the adoption of FSP APB 14-1 (ASC 470-20) impacted Quanta’s consolidated financial statements, see Note 3 to our condensed consolidated financial statements. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009

Revenues	$1,053,355	100.0%	$780,794	100.0%	$2,858,679	100.0%	$2,332,703	100.0%
Cost of services (including depreciation)	867,789	82.4	633,166	81.1	2,390,546	83.6	1,930,162	82.7

Gross profit	185,566	17.6	147,628	18.9	468,133	16.4	402,541	17.3
Selling, general and administrative expenses	80,126	7.6	71,018	9.1	227,134	7.9	217,591	9.3
Amortization of intangible assets	8,998	0.9	5,448	0.7	29,464	1.1	15,260	0.7

Operating income	96,442	9.1	71,162	9.1	211,535	7.4	169,690	7.3
Interest expense	(9,837)	(0.9)	(2,816)	(0.4)	(29,153)	(1.0)	(8,437)	(0.4)
Interest income	2,022	0.2	338	0.1	8,105	0.3	2,047	0.1
Loss on early extinguishment of debt	(2)	—	—	—	(2)	—	—	—
Other income (expense), net	(74)	—	592	0.1	408	—	826	—

Income before income taxes	88,551	8.4	69,276	8.9	190,893	6.7	164,126	7.0
Provision for income taxes	36,614	3.5	5,320	0.7	79,817	2.8	45,036	1.9

Net income	51,937	4.9	63,956	8.2	111,076	3.9	119,090	5.1
Less: Net income attributable to the noncontrolling interest	—	—	520	0.1	—	—	873	—

Net income attributable to common stock	$51,937	4.9%	$63,436	8.1%	$111,076	3.9%	$118,217	5.1%

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Consolidated Results

Revenues.  Revenues decreased $272.6 million, or 25.9%, to $780.8 million for the three months ended September 30, 2009. Electric power infrastructure services revenues decreased $132.7 million, or 20.6%, to $512.8 million, revenues from natural gas and pipeline infrastructure services decreased $132.3 million, or 50.1%, to $131.6 million, telecommunications infrastructure services revenues decreased $13.1 million, or 10.3%, to $114.0 million for the three months ended September 30, 2009. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. In addition, electric power infrastructure services revenues were also impacted by a decrease of approximately $110 million in emergency restoration services, from approximately $115 million in the third quarter of 2008 to approximately

$5 million in the third quarter of 2009, due to work performed following hurricanes Fay, Gustav and Ike during the third quarter of 2008 in the Gulf Coast region of the United States. These decreases were partially offset by increased revenues from fiber optic licensing of $5.5 million, or 32.9%, to $22.4 million in the three months ended September 30, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Gross profit.  Gross profit decreased $37.9 million, or 20.4%, to $147.6 million for the three months ended September 30, 2009. The decrease in gross profit resulted primarily from the effect of the decreased revenues discussed above. As a percentage of revenues, gross margin increased from 17.6% for the three months ended September 30, 2008 to 18.9% for the three months ended September 30, 2009, primarily as a result of increased revenues from our higher margin electric transmission services, combined with improved margins in telecommunications infrastructure services. Margins were negatively impacted in the third quarter of 2008 from losses resulting from substantial delays and productivity issues on a telecommunication project which was completed by the end of 2008. Partially offsetting these increases were decreases in margins from our natural gas and pipeline services, primarily due to less ability to cover fixed costs as a result of lower revenues, as well as lower margins on certain gas transmission projects.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $9.1 million, or 11.4%, to $71.0 million for the three months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in professional fees of approximately $3.1 million, which were higher in the third quarter of 2008 because of certain renewable energy initiatives as well as higher legal expenses due to litigation ongoing during the period. Also contributing to the decrease were lower salaries and benefits costs primarily associated with a decrease in performance bonuses of approximately $2.3 million resulting from current levels of operating activity, coupled with lower bad debt expense of $1.2 million. Partially offsetting these decreases were transaction costs of approximately $1.3 million primarily associated with the Price Gregory acquisition. As a percentage of revenues, selling, general and administrative expenses increased from 7.6% to 9.1% due primarily to less ability to cover fixed costs as a result of the lower revenues earned in third quarter of 2009.

Amortization of intangible assets.  Amortization of intangible assets decreased $3.6 million to $5.4 million for the three months ended September 30, 2009. This decrease is primarily due to the run-off of amortization associated with the backlog acquired during 2007.

Interest expense.  Interest expense for the three months ended September 30, 2009 decreased $7.0 million as compared to the three months ended September 30, 2008, primarily due to the conversion, redemption and repurchase of all outstanding 4.5% convertible subordinated notes that occurred in September and early October 2008.

Interest income.  Interest income was $0.3 million for the quarter ended September 30, 2009, compared to $2.0 million for the quarter ended September 30, 2008. The decrease results primarily from substantially lower interest rates partially offset by a higher average cash balance for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.

Provision for income taxes.  The provision for income taxes was $5.3 million for the three months ended September 30, 2009, with an effective tax rate of 7.7%. The provision for income taxes was $36.6 million for the three months ended September 30, 2008, with an effective tax rate of 41.3%. Quanta recorded tax benefits of $22.4 million for the three months ended September 30, 2009 due to decreases in reserves for uncertain tax benefits resulting from the expiration of various federal and state statutes of limitations.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Consolidated Results

Revenues.  Revenues decreased $526.0 million, or 18.4%, to $2.33 billion for the nine months ended September 30, 2009. Revenues from natural gas and pipeline infrastructure services decreased $217.2 million, or 33.4%, to $433.1 million, electric power infrastructure services revenues decreased $184.4 or 10.6%, to $1.55 billion, telecommunications infrastructure services revenues decreased $144.9 million, or 33.8%, to $284.0 million for the nine months ended September 30, 2009. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. Additionally, revenues from electric power infrastructure services were also impacted by a decrease of approximately $95 million in emergency restoration services, from approximately $160 million for the nine months ended September 30, 2008 to approximately $65 million for the nine months ended September 30, 2009, due to work performed following hurricanes Fay, Gustav and Ike during the third quarter of 2008 in the Gulf Coast region of the United States. These decreases were partially offset by increased revenues from fiber optic licensing of $20.5 million, 47.2% to $64.0 million in the nine months ended September 30, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Gross profit.  Gross profit decreased $65.6 million, or 14.0%, to $402.5 million for the nine months ended September 30, 2009. The decrease in gross profit resulted primarily from the effect of the decreased revenues discussed above. As a percentage of revenues, gross margin increased from 16.4% for the nine months ended September 30, 2008 to 17.3% for the nine months ended September 30, 2009, primarily as a result of increased revenues from our higher margin electric transmission services combined with improved margins in telecommunications infrastructure services. Gross margins for our telecommunications infrastructure services were negatively affected in the 2008 period by losses on a project ongoing during that period which resulted from substantial delays and productivity issues on the project. In addition, gross margins were favorably impacted by increased fiber optic licensing revenues, which typically generate higher gross margins than our other services. Partially offsetting these increases were decreases in margins from our natural gas and pipeline services, primarily due to less ability to cover fixed costs as a result of lower revenues, as well as lower margins on certain gas transmission projects.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $9.5 million, or 4.2%, to $217.6 million for the nine months ended September 30, 2009. The decrease in selling, general and administrative expenses was due to lower salaries and benefits costs primarily associated with a decrease in performance bonuses of approximately $6.6 million resulting from current levels of operating activity, coupled with a reduction in bad debt expense of $2.1 million and a decrease in professional fees of approximately $1.4 million which were higher in the 2008 period because of consulting services associated with renewable energy initiatives and higher legal expenses due to ongoing litigation. Partially offsetting this decrease were transaction costs of $1.3 million primarily associated with the acquisition of Price Gregory. As a percentage of revenues, selling, general and administrative expenses increased from 7.9% to 9.3% due to less ability to cover fixed costs as result of lower revenues earned in 2009.

Amortization of intangible assets.  Amortization of intangible assets decreased $14.2 million to $15.3 million for the nine months ended September 30, 2009. This decrease is primarily due to the run-off of amortization associated with the backlog acquired during 2007.

Interest expense.  Interest expense for the nine months ended September 30, 2009 decreased $20.7 million as compared to the nine months ended September 30, 2008, primarily due to the conversion, redemption and repurchase of all outstanding 4.5% convertible subordinated notes that occurred in September and early October 2008.

Interest income.  Interest income was $2.0 million for the nine months ended September 30, 2009, compared to $8.1 million for the nine months ended September 30, 2008. The decrease results primarily from substantially lower interest rates partially offset by a higher average cash balance for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Provision for income taxes.  The provision for income taxes was $45.0 million for the nine months ended September 30, 2009, with an effective tax rate of 27.4%. The provision for income taxes was $79.8 million for the nine months ended September 30, 2008, with an effective tax rate of 41.8%. The lower effective tax rate for 2009 results from $22.4 million of tax benefits recorded in 2009 associated with the reversal of tax contingencies. Excluding these discrete period benefits, the provision for income taxes was $67.4 million for the nine months ended September 30, 2009, with an effective tax rate of 41.1%

Segment Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009

Revenues from external customers:
Electric Power	$645,511	61.3%	$512,797	65.7%	$1,735,906	60.7%	$1,551,496	66.5%
Natural Gas and Pipeline	263,955	25.0	131,628	16.9	650,373	22.8	433,138	18.6
Telecommunications	127,060	12.1	113,998	14.6	428,899	15.0	284,024	12.2
Fiber Optic Licensing	16,829	1.6	22,371	2.8	43,501	1.5	64,045	2.7

Consolidated revenues from external customers	$1,053,355	100.0%	$780,794	100.0%	$2,858,679	100.0%	$2,332,703	100.0%

Operating income:
Electric Power	$82,506	12.8%	$66,778	13.0%	$184,294	10.6%	$178,768	11.5%
Natural Gas and Pipeline	27,030	10.2	2,097	1.6	51,255	7.9	8,157	1.9
Telecommunications	2,970	2.3	12,317	10.8	32,579	7.6	18,684	6.6
Fiber Optic Licensing	9,195	54.6	11,757	52.6	23,291	53.5	32,023	50.0
Corporate and non-allocated costs	(25,259)	N/A	(21,787)	N/A	(79,884)	N/A	(67,942)	N/A

Consolidated operating income	$96,442	9.1%	$71,162	9.1%	$211,535	7.4%	$169,690	7.3%

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $132.7 million, or 20.6%, to $512.8 million for the three months ended September 30, 2009. Revenues were negatively impacted by a decrease of approximately $110 million in emergency restoration services, from approximately $114 million in the third quarter of 2008 to approximately $4 million in the third quarter of 2009, as a result of work performed following hurricanes Fay, Gustav and Ike during the third quarter of 2008 in the Gulf Coast region of the United States. Emergency restoration services associated with hurricanes did not occur in the third quarter of 2009 as no major hurricanes impacted the United States. Revenues were also negatively impacted by a decrease in electric power distribution services and other electric power infrastructure service revenues, primarily from reduced service work and capital spending by our customers, which was partially offset by increased revenues from electric transmission services related to an increased number of larger projects being performed in the third quarter of 2009.

Operating income decreased $15.7 million, or 19.1%, for the three months ended September 30, 2009. This decrease is primarily due to the reduced revenues discussed above. Operating income as a percentage of revenues increased from 12.8% for the three months ended September 30, 2008 to 13.0% for the three months ended September 30, 2009. Although there was a substantial decrease in emergency restoration services, which typically generate higher margins, the increased contribution from higher margin electric transmission services as well as generally higher margins for other services in this segment offset this decrease. In addition, general and administrative expenses decreased approximately $6.4 million primarily due to lower salary and benefits expense associated with lower performance bonuses resulting from current levels of operating activity.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $132.3 million, or 50.1%, to $131.6 million for the three months ended September 30, 2009. Revenues were negatively impacted by a decrease of approximately $100 million in transmission pipeline services due to larger projects that were in progress in the third quarter of 2008 versus the third quarter of 2009. In addition, gas distribution services decreased approximately $26 million when compared to the third quarter of 2008 due to reduction in the number and size of projects as a result of reduced capital spending by our customers.

Operating income decreased $24.9 million to $2.1 million for the three months ended September 30, 2009, primarily as a result of the decreased revenues discussed above. Operating income as a percentage of revenues decreased from 10.2% to 1.6% for the three months ended September 30, 2009. The decreases are due to lower overall revenues and the related impact on this segment’s ability to cover fixed costs during the 2009 period, as well as lower margins on a transmission pipeline services project due primarily to the negative effect on productivity from the substantial rainfall that occurred during the third quarter of 2009.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $13.1 million, or 10.3%, to $114.0 million for the three months ended September 30, 2009 primarily due to reduced capital spending for fiber build-out initiatives by a significant telecommunications customer. For the three months ended September 30, 2009, revenues from this customer for fiber build-out initiatives were $7 million as compared to approximately $22 million for the three months ended September 30, 2008. Excluding the effects of the decrease in spending from this customer, telecommunications infrastructure service revenues remained relatively constant as compared to the third quarter of 2008.

Operating income increased $9.3 million to $12.3 million for the three months ended September 30, 2009. During the three months ended September 30, 2008, substantial delays and productivity issues associated with a telecommunications project resulted in a $7.7 million operating loss on that project during the period. This project was completed in 2008 and therefore had no effect on the three months ended September 30, 2009. Operating income as a percentage of revenues increased from 2.3% in last year’s third quarter to 10.8% for third quarter of 2009, primarily due to the effects of this project.

Fiber Optic Licensing Segment Results

Revenues for this segment increased from $16.8 million for the three months ended September 30, 2008 to $22.4 million for the three months ended September 30, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income for the three months ended September 30, 2009 increased $2.6 million to $11.8 million due to the increased revenues discussed above. Operating income as a percentage of revenues decreased from 54.6% to 52.6% primarily as a result of the timing of various system maintenance costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the three months ended September 30, 2009 decreased $3.5 million to $21.8 million primarily due to a decrease in amortization of intangible assets of $3.6 million related to the run-off of backlog from previous acquisitions and lower salaries and benefits expense associated with lower performance bonuses resulting from current levels of operating activity. Partially offsetting this decrease were transaction costs of approximately $1.3 million incurred in the third quarter of 2009 primarily related to the Price Gregory acquisition.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $184.4 million, or 10.6%, to $1.55 billion for the nine months ended September 30, 2009. Revenues were negatively impacted by a decrease of approximately $94 million in emergency restoration services, from approximately $160 million in the first nine months of 2008 to approximately $64 million for the first nine months of 2009. This decrease is due primarily to work following hurricanes in the Gulf Coast region of the United States during 2008 which was partially offset by emergency restoration services related to ice storms in the first quarter of 2009. Emergency restoration services associated with these hurricanes continued into the first quarter of 2009; however, no major hurricanes impacted the United States during the first nine months of 2009. Revenues were also negatively impacted by a decrease in electric power distribution services and other electric power infrastructure service revenues primarily from reduced service work and capital spending by our customers, which was partially offset by increased revenues from electric transmission services related to an increased number of larger projects being performed in the first nine months of 2009.

Operating income decreased $5.5 million, or 3.0%, for the nine months ended September 30, 2009. This decrease is due to the reduced revenues discussed above. Operating income as a percentage of revenues increased from 10.6% for the nine months ended September 30, 2008 to 11.5% for the nine months ended September 30, 2009. Although there was a substantial decrease in emergency restoration services, which typically generate higher margins, the increased contribution from higher margin electric transmission services as well as generally higher margins for other services in this segment offset this decrease. In addition, general and administrative expenses decreased approximately $5.9 million primarily due to decreased salaries and benefits expense associated with lower performance bonuses resulting from current levels of operating activity.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $217.2 million, or 33.4%, to $433.1 million for the nine months ended September 30, 2009. Revenues were negatively impacted by a decrease of approximately $159 million in transmission pipeline services due to larger projects that were in progress in the first nine months of 2008 versus the first nine months of 2009. In addition, gas distribution services decreased approximately $55 million due to reductions in the number and size of projects as a result of reduced capital spending by our customers.

Operating income decreased $43.1 million to $8.2 million for the nine months ended September 30, 2009, as a result of the decreased revenues discussed above. Operating income as a percentage of revenues decreased from 7.9% to 1.9% for the nine months ended September 30, 2009. The decreases are due to lower overall revenues and the related impact on this segment’s ability to cover fixed costs during the 2009 period, as well as lower margins on a transmission pipeline services project due primarily to the negative affect on productivity from the substantial rainfall that occurred during the second and third quarter of 2009.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $144.9 million, or 33.8%, to $284.0 million for the nine months ended September 30, 2009 due to reduced capital spending by a significant telecommunications customer for fiber build-out initiatives. For the nine months ended September 30, 2009, revenues from this customer were $20 million as compared to approximately $100 million for the nine months ended September 30, 2008. Revenues were also negatively impacted by a decrease in the number and size of projects as a result of reduced capital spending by our customers in the first nine months of 2009 as compared to the same period in 2008.

Operating income decreased $13.9 million to $18.7 million for the nine months ended September 30, 2009, as a result of the decreased revenues discussed above. Operating income as a percentage of revenues decreased from 7.6% for the nine months ended September 2008 to 6.6% for the nine months ended September 30, 2009. This decrease is a result of the lower overall revenues and the related impact on this segment’s ability to cover fixed costs during the 2009 period.

Fiber Optic Licensing Segment Results

Revenues for this segment increased from $43.5 million for the nine months ended September 30, 2008 to $64.0 million for the nine months ended September 30, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income for the nine months ended September 30, 2009 increased $8.7 million to $32.0 million due to the increased revenues discussed above. Operating income as a percentage of revenues decreased from 53.5% to 50.0% primarily as a result of the timing of various system maintenance costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2009 decreased $11.9 million to $67.9 million primarily due to a decrease in amortization of intangible assets of $14.2 million related to the run-off of backlog from previous acquisitions and lower salaries and benefits expense associated with lower performance bonuses resulting from current levels of operating activity. Partially offsetting these decreases were transaction costs of approximately $1.3 million, primarily related to the Price Gregory acquisition.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $584.0 million as of September 30, 2009, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Increased demand for services resulting from, for example, initiatives to rebuild the United States electric power grid, expand the North America pipeline transmission infrastructure or support renewable energy projects may require a significant amount of additional working capital. We also evaluate opportunities for strategic acquisitions from time to time that may require cash.

Management continues to monitor the financial markets and general national and global economic conditions. If further changes in financial markets or other areas of the economy adversely impacted our ability to access capital markets, we would expect to rely on a combination of available cash and borrowing capacity under our credit facility to provide short-term funding. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at September 30, 2009. Accordingly, we do not anticipate that the volatility in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be approximately $170 million for 2009. Approximately $85 million of expected 2009 capital expenditures are targeted for the expansion of our fiber optic network, primarily in connection with committed customer arrangements.

On October 1, 2009, we acquired all of the outstanding stock of Price Gregory through the Merger. In connection with the Merger, we issued approximately 10.9 million shares of our common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory.

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

Sources and Uses of Cash

As of September 30, 2009, we had cash and cash equivalents of $584.0 million, working capital of $1.01 billion and long-term obligations of $125.5 million, net of current maturities. The long-term obligations are our 3.75% Notes, which have an aggregate principal amount of $143.8 million. We also had $183.9 million of letters of credit outstanding under our credit facility, leaving $291.1 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased services in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities provided net cash to us of $108.0 million during the three months ended September 30, 2009 as compared to $16.8 million in the three months ended September 30, 2008. Operating activities provided net cash to us of $278.6 million during the nine months ended September 30, 2009 as compared to $50.1 million in the nine months ended September 30, 2008. The increase in operating cash flows for the three and nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to collections of accounts receivable and retainage that were outstanding at June 30, 2009 and December 31, 2008, coupled with reduced overall working capital needs in 2009 associated with lower levels of operating activity. Cash flow for the three and nine months ended September 30, 2008 was also negatively impacted by higher working capital requirements as we performed significant emergency restoration services as a result of the hurricanes in the Gulf Coast region and higher working capital requirements associated with invoice processing issues by a certain customer as a result of the rapid ramp-up of FTTx and wireless installations over the twelve months prior to September 30, 2008. The specific telecommunications work that was being performed had voluminous billing requirements and had been subject to lengthy delays as our invoices worked their way through the customer’s payment system. By the fourth quarter of 2008, these collection delays had been resolved.

Investing Activities

In the three months ended September 30, 2009, we used net cash in investing activities of $48.1 million as compared to $54.5 million used in investing activities in the three months ended September 30, 2008. Investing activities in the third quarter of 2009 included $36.0 million used for capital expenditures and $14.1 million in net cash outlays for acquisitions, partially offset by $2.1 million of proceeds from the sale of equipment. Investing activities in the third quarter of 2008 included $51.8 million used for capital expenditures, $4.8 million in net cash outlays for acquisitions, partially offset by $2.1 million of proceeds from the sale of equipment.

In the nine months ended September 30, 2009, we used net cash in investing activities of $130.2 million as compared to $196.1 million used in investing activities in the nine months ended September 30, 2008. Investing activities in the nine months ended September 30, 2009 included $120.9 million used for capital expenditures and $14.1 million in net cash outlays for acquisitions, partially offset by $4.8 million of proceeds from the sale of equipment. Investing activities in the nine months ended September 30, 2008 included $164.9 million used for capital expenditures, $27.7 million in net cash outlays for acquisitions and $14.6 million paid to secure patents and developed technology, partially offset by $11.1 million of proceeds from the sale of equipment.

Financing Activities

In the three months ended September 30, 2009, financing activities provided net cash flow of $0.6 million as compared to $0.6 million provided by financing activities in the three months ended September 30, 2008. The $0.6 million provided by financing activities in the three months ended September 30, 2009 resulted primarily from a $0.5 million received from the exercise of stock options and $0.1 million tax benefit from the vesting of stock-based equity awards. The $0.6 million provided by financing activities in the three months ended September 30, 2008 resulted primarily from $0.3 million received from the exercise of stock options and $0.3 million of tax benefit from stock-based equity awards.

In the nine months ended September 30, 2009, financing activities used net cash flow of $2.1 million as compared to $7.6 million provided by financing activities in the nine months ended September 30, 2008. The $2.1 million used in financing activities in the nine months ended September 30, 2009 resulted primarily from a $1.6 million tax impact from the vesting of stock-based equity awards and the exercise of stock options, coupled with $1.2 million in net repayments of borrowings. The $7.6 million provided by financing activities in the nine months ended September 30, 2008 resulted primarily from $6.0 million received from the exercise of stock options. Also contributing to the inflow was $2.6 million of tax benefit from stock-based equity awards, partially offset by $1.0 million of payments on other long-term debt, net of proceeds.

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

As of September 30, 2009, we had approximately $183.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $291.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of September 30, 2009, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with all of our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% Notes.

3.75% Convertible Subordinated Notes

At September 30, 2009, we had outstanding $143.8 million aggregate principal amount of the 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $122.3 million and $125.5 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and September 30, 2009 is presented net of a debt discount of $21.5 million and $18.3 million, which is amortized as interest expense over the remaining amortization period. This debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 (ASC 470-20) as discussed in

Notes 1 and 3 to the condensed consolidated financial statements. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 (ASC 470-20) was 7.85%. At September 30, 2009, the remaining amortization period for the debt discount, which continues until the first repurchase right on April 30, 2013, is approximately 3.6 years.

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

Beginning on April 30, 2010 until April 30, 2013, we may redeem for cash all or part of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, if the closing price of our common stock is equal to or greater than 130% of the conversion price then in effect for the 3.75% Notes for at least 20 trading days in the 30 consecutive trading day period ending on the trading day immediately prior to the date of mailing of the notice of redemption. In addition, we may redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. Beginning with the six-month interest period commencing on April 30, 2010, and for each six-month interest period thereafter, we will be required to pay contingent interest on any outstanding 3.75% Notes during the applicable interest period if the average trading price of the 3.75% Notes during the five consecutive trading days immediately preceding the last trading day before commencement of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable within any applicable interest period will equal an annual rate of 0.25% of the average trading price of the 3.75% Notes during a five trading day reference period.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, surety guarantees, multi-employer pension plan liabilities and obligations relating to our joint venture arrangements. During the first quarter of 2009, two of our operating units began operating in separate joint venture structures which contain risks not directly reflected in our balance sheets. In association with one of these joint ventures, we have guaranteed all of the obligations of the joint venture under the contract with the customer. Additionally, our second joint venture arrangement qualifies as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In each of these joint venture arrangements, each joint venturer has indemnified the other party for any liabilities incurred in excess of the liabilities for which the joint venturer is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any off-balance sheet financing arrangements through special purpose entities, and we have no other material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2009, the maximum guaranteed residual value was approximately $141.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2009, we had $183.9 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2009 and 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for any bonds that were outstanding under it on August 30, 2007 and have not expired or been replaced, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2009, the total amount of outstanding performance bonds was approximately $725.3 million, and the estimated cost to complete these bonded projects was approximately $225.8 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. We have also guaranteed the obligations of our wholly owned subsidiary under the joint venture arrangement with a third party engineering company entered into in the first quarter of 2009, which is described in Notes 2, 9 and 11 to our condensed consolidated financial statements.

Contractual Obligations

As of September 30, 2009, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2009	2010	2011	2012	2013	Thereafter

Long-term obligations — principal	$143,787	$3	$17	$17	$—	$143,750	$—
Long-term obligations — interest	19,316	1,348	5,391	5,391	5,391	1,795	—
Operating lease obligations	143,451	14,606	43,462	32,236	21,789	15,841	15,517
Committed capital expenditures for fiber optic networks under contracts with customers	24,955	12,852	12,103	—	—	—	—

Total	$331,509	$28,809	$60,973	$37,644	$27,180	$161,386	$15,517

Actual maturities of our long-term obligations may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates or subsequent to optional maturity dates. Additionally, the $143.8 million aggregate principal amount above differs from the $125.5 million of convertible subordinated notes on the consolidated balance sheet as of September 30, 2009 due to the balance sheet amount being presented net of a discount of $18.3 million.

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of September 30, 2009, the total unrecognized tax benefit related to uncertain tax positions was $43.3 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $10.2 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Through July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required to secure our obligations under our casualty insurance program, which is discussed above, has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and September 30, 2009, the gross amount accrued for insurance claims totaled $147.9 million and $143.9 million, with $105.0 million and $103.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and September 30, 2009 were $12.5 million and $13.4 million, of which $7.2 million and $6.9 million are included in prepaid expenses and other current assets and $5.3 million and $6.5 million are included in other assets, net.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the recent volatility in the financial markets is likely to continue to significantly impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the current financial crisis and volatility of the markets. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables for services we have performed. No customers represented 10% or more of revenues during the three and nine months ended September 30, 2008 or 2009 or of accounts receivable as of September 30, 2009 and December 31, 2008.

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

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, we adopted FSP APB 14-1 (ASC 470-20), which requires issuers of certain convertible debt instruments to separately account for the liability and equity components in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt instrument’s conversion feature. FSP APB 14-1 (ASC 470-20) has been applied retrospectively to all periods presented. Accordingly, we recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, we recorded non-cash interest expense during the first, second and third quarters of 2009 and will continue doing so until our 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) non-cash interest expense will be recorded in 2009, with approximately $1.1 million ($0.7 million after tax effect) recorded in each of the first, second and third quarters of 2009. See the tables in Note 3 of our condensed consolidated financial statements for the impact of FSP APB 14-1 (ASC 470-20) as of December 31, 2008 and for the three and nine months ended September 30, 2008.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260, Earnings Per Share). FSP EITF 03-6-1 (ASC 260) states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1 (ASC 260). All of our restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-6-1 (ASC 260). Prior to the retrospective application of FSP EITF 03-6-1 (ASC 260) on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding but were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-6-1 (ASC 260) on earnings per share for prior periods is immaterial. Additionally, the adoption of FSP EITF 03-6-1 (ASC 260) had no material impact on basic and diluted income per share in the three and nine months ended September 30, 2009. See Note 3 to our condensed consolidated financial statements for the impact of adopting FSP EITF 03-6-1 (ASC 260) for the three and nine months ended September 30, 2008.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805, Business Combinations). FSP FAS 141(R)-1 (ASC 805) amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) (ASC 805) and has the same effective date as SFAS No. 141(R) (ASC 805). Accordingly, we adopted FSP FAS 141(R)-1 (ASC 805) effective January 1, 2009. FSP FAS 141(R)-1 (ASC 805) carries forward the requirements in SFAS No. 141, “Business Combinations,” which is now superseded, for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC 450, Contingencies). FSP FAS 141(R)-1 (ASC 805) also amends the disclosure requirements of SFAS No. 141(R) (ASC 805) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. FSP FAS 141(R)-1 (ASC 805) had no material impact on our consolidated financial position, results of operations, cash flows or disclosures during the nine months ended September 30, 2009.

On January 1, 2009, we fully adopted SFAS No. 157, “Fair Value Measurements” (ASC 820, Fair Value Measurements and Disclosures). SFAS No. 157 (ASC 820) defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements with respect to financial and non-financial assets and liabilities. The adoption of SFAS No. 157 (ASC 820) did not have a material impact on our consolidated financial position, results of operations, cash flows or disclosures. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10-35-51), which provides additional guidance for estimating fair value when an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 (ASC 820-10-35-51) also provides guidance to identify circumstances that indicate when a transaction is not orderly. FSP FAS 157-4 (ASC 820-10-35-51) is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We adopted FSP FAS 157-4 (ASC 820-10-35-51) in the quarter ended March 31, 2009. The adoption of FSP FAS 157-4 (ASC 820-10-35-51) did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, we adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65, Financial Instruments — Overall — Transition). FSP FAS 107-1 (ASC 825-10-65) requires public entities to provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC 825, Financial Instruments) on a quarterly basis and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because we have been providing these disclosures in our quarterly reports prior to the issuance of FSP FAS 107-1 (ASC 825-10-65), the adoption of FSP FAS 107-1 (ASC 825-10-65) did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended March 31, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-65-1, Investment — Debt and Equity Securities — Overall — Transition). FSP FAS 115-2 (ASC 320-10-65-1) establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP FAS 115-2 (ASC 320-10-65-1) also contains additional disclosure requirements related to debt and equity securities. FSP FAS 115-2 (ASC 320-10-65-1) is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because we have not held any debt or equity securities that would be within the scope of FSP FAS 115-2 (ASC 320-10-65-1) since its adoption, the adoption of FSP FAS 115-2 (ASC 320-10-65-1) did not have any material impact on our consolidated financial position, results of operations, cash flows or disclosures.

During the quarter ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (ASC 855, Subsequent Events). Although SFAS No. 165 (ASC 855) should not result in significant changes in the subsequent events an entity reports, it requires enhanced disclosures related to subsequent events including the date through which an entity has evaluated subsequent events. SFAS No. 165 (ASC 855) is effective for interim and annual financial statements ending after June 15, 2009 and must be applied prospectively. In accordance with SFAS No. 165 (ASC 855), we have evaluated subsequent events through the date of issuance of these condensed consolidated financial statements, which is November 9, 2009.

On July 1, 2009, we adopted ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be used by non-governmental entities in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States (GAAP). Rules and interpretations of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants such as us. On July 1, 2009, the Codification reorganized the pre-Codification GAAP into approximately 90 accounting topics and superseded all then-existing non-SEC accounting and reporting standards. All accounting literature not included in the Codification became non-authoritative. All of the Codification’s content carries the same level of authority, which effectively superseded SFAS No. 162. ASC 105 is effective for financial statements for interim or annual periods ending after September 15, 2009. Accordingly, we adopted ASC 105 on July 1, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations or cash flows but resulted in changes to the references to accounting principles in our notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standards Not Yet Adopted.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” and SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R).” Together these new standards aim to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. These new standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009, and for interim periods within that first year, with earlier adoption prohibited. Accordingly, we will adopt SFAS Nos. 166 and 167 on January 1, 2010. We have not yet determined the impact, if any, the adoption of SFAS Nos. 166 and 167 will have on our consolidated financial statements. The FASB has net yet codified these standards.

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

Valuation of goodwill.  We have recorded goodwill in connection with various of our acquisitions. Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test, which we perform at the operating unit level. We have determined that, based on our cash flow structure and organizational structure, our individual operating units represent our reporting units for the purpose of assessing goodwill impairments. This assessment is performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in our market capitalization below book value, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of goodwill associated with one or all of our reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

Under the discounted cash flow method, we determine fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Year one cash flows are derived from budgeted amounts and operating forecasts, both of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

Under the market multiple and market capitalization approaches, we determine the estimated fair value of each of our reporting units by applying transaction multiples to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one or two year average. For the market capitalization approach, we add a reasonable control premium, which is estimated as the premium that would be received in a sale of the reporting unit in an orderly transaction between market participants.

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2007 and 2008:

	Operating Units Providing				Operating
	Predominantly Electric Power		Operating Units Providing		Unit
	and Natural Gas		Predominantly		Providing
	and Pipeline Services		Telecommunications Services		Fiber Optic Licensing
	2007	2008	2007	2008	2007	2008

Years of cash flows before terminal value	5	5	5	5	N/A	15
Discount rates	14%	14% to 15%	15% to 17%	15% to 17%	N/A	15%
EBITDA multiples	7.0 to 9.0	6.0 to 8.0	6.0 to 8.0	5.0 to 6.0	N/A	10.0
Weighting of three approaches:
Discounted cash flows	60%	70%	60%	70%	N/A	90%
Market multiple	20%	15%	20%	15%	N/A	5%
Market capitalization	20%	15%	20%	15%	N/A	5%

Quanta’s operations remain structured on an operating unit basis, with each operating unit being organized into one of three internal divisions, which are closely aligned with its operating segments and are based on the predominant type of work performed by the operating unit at the point in time when the divisional designation is made. The changes in our reportable segments during the quarters ended June 30, 2009 and September 30, 2009 did not have any impact on our operating unit structure. Because separate measures of assets and cash flows are not produced or utilized by management to evaluate segment performance, Quanta’s impairment assessments of its goodwill do not include any considerations of cash flows by its reportable segments.

During 2007 and 2008, a goodwill analysis was performed for each operating unit with estimates and industry comparables obtained from the electric power and natural gas, telecommunications and fiber optic licensing industries. At December 31, 2007, we did not perform a separate goodwill impairment analysis for the operating unit that provides fiber optic licensing as we had recently acquired this operating unit on August 30, 2007 in connection with our acquisition of InfraSource Services, Inc., and goodwill associated with that transaction was assessed in the aggregate. The 15-year discounted cash flow model used for fiber optic licensing in 2008 was based on the long-term nature of the underlying fiber network licensing agreements.

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

As stated previously, year one cash flows are derived from budgeted amounts and operating forecasts, both of which were evaluated by management. For 2009, projected growth rates by reporting unit varied widely. Projected annual growth rates ranged from 2% to 10% thereafter for operating units in the electric power and the natural gas and pipeline divisions, 2% to 10% thereafter for operating units in telecommunications and 10% to 50% thereafter for the operating unit in fiber optic licensing.

Based on the first step of the goodwill impairment analysis, we determined that, as of December 31, 2008, the fair value of each reporting unit was in excess of its carrying value. We considered the sensitivity of these fair value estimates to changes in certain of management’s assumptions, noting that, after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of our assessment would not have changed. Additionally, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2008 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Further, our market capitalization at December 31, 2008 was approximately $3.9 billion, and our carrying value, including goodwill, was approximately $2.7 billion. Accordingly, we determined that there was no goodwill impairment at December 31, 2008. As of September 30, 2009, there were no known impairment indicators at any of the reporting units. Additionally, at September 30, 2009, our market capitalization was approximately $4.5 billion and our aggregate carrying value, including goodwill, was approximately $2.8 billion. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them and therefore our reporting units. Certain of our customers, in particular our electric power, telecommunications and oil and gas customers, have reduced spending in the first nine months of 2009, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. We continue to monitor the impact of the economic environment on our reporting units and the valuation of recorded goodwill. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

Outlook

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. As a result, many of our customers have reduced spending in 2009, negatively impacting our revenues throughout this year. While we believe that economic conditions may begin to improve in the next six months and create increased demand for our services in the second half of 2010, we anticipate that the first quarter of 2010 will be challenging. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage the challenges and uncertainties of the negative economic and market conditions.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades to meet future demands for power. Over the past two years, many utilities across the country increased or indicated plans to increase spending on their transmission and distribution systems, with a more significant focus on the upgrade and build-out of the transmission grid. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring. We have seen a slow-down in spending by our customers on their distribution systems, which we believe is due primarily to negative economic and market conditions, and we expect distribution spending to remain slow during 2010. We believe, however, that utilities remain committed to the expansion and strengthening of their transmission infrastructure, and we do not expect significant delays in large transmission projects. We also anticipate that utilities will continue to integrate “smart grid” technologies into their systems to improve grid management and create efficiencies. However, if economic and market conditions remain stagnant or worsen, spending on projects could be negatively affected as well. Additionally, as an indirect result of the economic downturn, overall demand for electricity is expected to decrease, which could affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects.

We also anticipate increased infrastructure spending as a result of the Energy Policy Act of 2005, which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems. The American Clean Energy and Security (ACES) Act, which was approved by the House of Representatives in June 2009 and is being reviewed by the Senate, could also positively impact infrastructure spending in the long-term. If enacted as proposed, the ACES Act could alleviate some of the siting and right-of-way challenges that impact transmission projects, potentially accelerating future transmission projects. A recent alliance among nine federal agencies, including the Environmental Protection Agency, the Department of Energy and the Federal Energy Regulatory Commission, is also intended to simplify and streamline the siting and approval process for building new transmission lines on federal lands. Additionally, we expect the construction of renewable energy facilities, including wind and solar power generation sources, to result in the need for additional transmission lines and substations. As a result of these and other factors, we expect a continued shift over the long-term in our electric power service mix to a greater proportion of high-voltage electric power transmission and substation projects, as well as opportunities to provide installation services for renewable projects. Many of these projects have a long-term horizon, and timing and scope can be negatively affected by numerous factors, including regulatory permitting, availability of funding and the effect of negative economic and market conditions.

We believe that opportunities also exist for us to provide engineering, project management and installation services for renewable projects, including wind and solar. State mandates, which set standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. Tax incentives and government stimulus funds are also expected to encourage development. Additionally, the pending ACES Act includes a proposed federal renewable portfolio standard that we expect could further advance the installation of renewable generation facilities. While renewable energy spending declined in the latter part of 2008 and first nine months of 2009, due in part to slow government funding and tight credit markets, we expect future spending on renewable energy initiatives to increase beginning in late 2009, although investments could be impacted by further government funding delays, as well as capital constraints if the financial markets continue to deteriorate or remain stagnant. It is also not certain when or if the ACES Act will be enacted or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation.

We believe that certain provisions of the American Recovery and Reinvestment Act of 2009 (ARRA), enacted in February 2009, will also increase demand for our services over the long-term. The economic stimulus programs under the ARRA include incentives in the form of grants, loans, tax cuts and tax credits for renewable energy, energy efficiency and electric power and telecommunications infrastructure. For example, the ARRA extended tax credits for wind projects until 2012, which we expect will encourage further development in wind energy. Additionally, loan guarantee programs partially funded through the ARRA and cash grant programs have recently been implemented for renewable energy and transmission reliability and efficiency projects. For example, in October 2009, approximately $3.4 billion in cash grants were awarded to foster the transition to a “smarter” electric grid. Funds provided to the states for the restoration, repair and construction of highways will also likely require the relocation and upgrade of electric power, telecommunications and natural gas infrastructure. We anticipate investments in many of these initiatives to create opportunities for our operations, although many projects are awaiting government funding. We also cannot predict with certainty the timing of the implementation of the programs that support these investments or the timing or scope of the investments once the programs are implemented.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long-term in our natural gas operations, primarily in natural gas pipeline installation and maintenance services and related services such as gas gathering and pipeline integrity. We believe our recent acquisition of Price Gregory, which significantly expands our natural gas services and positions us as a leading provider of transmission pipeline infrastructure services in North America, will allow us to take advantage of these opportunities. However, the natural gas industry is cyclical as a result of fluctuations in natural gas prices, and over the past twelve months, spending in this industry has been negatively impacted by lower natural gas prices, a reduction in the development of natural gas resources and capital constraints. We believe that the cyclical nature of this business can be somewhat normalized by opportunities associated with an increase in the on-going development of tight gas shale formations, which will require the construction of transmission infrastructure to connect production with demand centers. Additionally, we believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. In the past, our natural gas operations have been challenged by lower margins overall, due in part to our natural gas distribution services that have been impacted by certain lower margin contracts and by declines in new housing construction. Accordingly, as evidenced by our acquisition of Price Gregory, we have primarily focused our efforts on natural gas transmission opportunities and other more profitable services, and we are optimistic about these operations in the future. However, we expect economic and market conditions as well as the level of natural gas prices to continue to negatively affect this business in the near-term.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we believe opportunities exist as a result of various initiatives on-going by several wireline carriers and government organizations, in particular, with respect to deployment of fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives have been underway by Verizon, AT&T and other telecommunications providers, and municipalities and other government jurisdictions are also active in these opportunities. Since the second quarter of 2008, we have experienced a decline in revenues from our telecommunications services, primarily as a result of the significant slow-down in FTTP and FTTN deployment. However, we believe these revenues may be stabilizing, as we saw an increase in work for Verizon and certain other customers during the third quarter of 2009. We have not seen a similar increase in services for AT&T, although AT&T has not indicated any change in its deployment strategies, and we anticipate that services for AT&T will increase in 2010. We also expect future opportunities from certain rural broadband deployment projects, as stimulus funding for these projects will likely be awarded starting in late 2009 and continuing throughout 2010 to municipalities, states and rural telephone companies, some of which are long-standing customers. As a result of these factors, we expect spending on FTTP and FTTN and other broadband deployment to improve in 2010, although if economic and market conditions remain stagnant or further deteriorate, this spending could be further delayed. In connection with our wireless services, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. In particular, the transition to 4G technology by wireless service providers will require the enhancement of their networks. We anticipate increased opportunities from these plans over the long-term, with the timing and amount of spending on these plans somewhat dependent on future economic and market conditions.

We anticipate that the future initiatives by the telecommunication carriers will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers; however, the timing of any upgrades is uncertain.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets such as education and healthcare where secure high-speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the negative impact, if any, of the current economic downturn on these growth opportunities. To support the growth in this business, we anticipate the need for continued significant capital expenditures. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels.

Conclusion

Spending by our customers has declined in 2009, resulting in an overall reduction in our 2009 revenues. While our customers have historically continued to spend throughout short-term economic softness or weak recessions, the longer-term recession we are experiencing has had a negative impact on our customers’ spending. In addition, the volatility of the capital markets has negatively affected some of our customers’ plans for projects, and it may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. It is uncertain when and to what extent the current unfavorable economic and market conditions will improve, or if they will deteriorate further. Despite reductions in capital spending by some of our customers, our revenues in certain of the industries we serve may not continue to decline significantly, as utilities continue spending on projects to upgrade and build out their transmission systems and continue outsourcing more of their work, in part due to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that, through the acquisition of Price Gregory, we are one of the largest full-service solution providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are recognized as a key partner in deploying these services.

With the growth in several of our markets and our margin enhancement initiatives, we expect to continue to see our gross margins generally improve over the long-term, although reductions in spending by our customers could further negatively affect our margins, with the most significant impact to our telecommunications, gas and electric power distribution services. Additionally, gross margins may be negatively impacted on a quarterly basis due to adverse weather conditions and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures for 2009 are expected to be approximately $170 million, of which $85 million of these expenditures are targeted for dark fiber network expansion with the majority of the remaining expenditures for operating equipment. We expect 2009 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

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

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisition of Price Gregory on October 1, 2009;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of the Energy Policy Act of 2005, renewable energy initiatives, the American Recovery and Reinvestment Act of 2009 (ARRA) and other potential energy legislation;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic and financial conditions, including the recent volatility in the capital markets, and trends in relevant markets;

•	Delays, reductions in scope or cancellations of existing projects, including as a result of capital constraints that may impact our customers;

•	Our ability to generate internal growth;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to effectively compete for new projects;

•	Potential failure of the Energy Policy Act of 2005, renewable energy initiatives, the ARRA or other potential energy legislation to result in increased spending in the industries we serve;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	The failure to effectively integrate Price Gregory and its operations or to realize potential synergies, such as cross-selling opportunities, from the Merger;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our ability to realize our backlog;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to successfully identify, complete and integrate acquisitions, including the Merger with Price Gregory;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of goodwill, other intangible asset or long-lived asset impairments;

•	The potential inability to realize a return on our capital investments in our fiber optic infrastructure;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectability of receivables;

•	Liabilities for claims that are not insured;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including potential underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Potential lack of available suppliers, subcontractors or equipment manufacturers;

•	Our growth outpacing our infrastructure;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Liabilities and/or harm to our reputation resulting from failures of our joint venture partners to perform;

•	Our ability to obtain performance bonds;

•	Risks related to the implementation of an information technology solution;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Potential exposure to environmental liabilities;

•	Potential losses associated with hedging transactions;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our dark fiber licensing business, additional regulation relating to existing or potential foreign operations and changes in legislation under the new presidential administration;

•	Our ability to achieve anticipated synergies and other benefits from our acquisitions, including the Merger with Price Gregory;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing, leasing and investment activities and thereby our ability to grow our operations;

•	The potential conversion of our outstanding 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and as disclosed in Item 1A to Part II of our Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and as may be detailed from time to time in our other public filings with the SEC.

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

Interest Rate and Market Risk.  Our exposure to market and interest rate risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock rises and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2008 and September 30, 2009, the fair value of the aggregate principal amount of our fixed-rate debt of $143.8 million was approximately $136.6 million and $162.8 million, based upon quoted secondary market prices on or before such dates. In addition, the volatility of the credit markets has had a negative impact on interest income in the last several quarters, and it is likely to significantly impact our interest income related to our cash investments in the near-term.

Currency Risk.  In the third quarter of 2009, one of our Canadian operating units entered into three forward contracts to reduce foreign currency risk associated with anticipated customer sales that are denominated in South African rand. This same operating unit also entered into three additional forward contracts to reduce the foreign currency exposure associated with a series of forecasted payments denominated in U.S. dollars to be made in the next twelve months. These forward contracts expire between December 2009 and November 2010.

Three of these forward contracts are for an aggregate notional amount of approximately $11.0 million (Canadian) and are accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the South African rand and the Canadian dollar are recorded in other comprehensive income (loss) and will be reclassified into earnings in the periods in which the hedged forecasted transactions occur. During the quarter ended September 30, 2009, a nominal loss was recorded to other comprehensive income (loss) related to the three South African rand to Canadian dollar forward contracts.

The other three forward contracts are for an aggregate notional amount of approximately $9.5 million (U.S.) and are also accounted for as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the Canadian dollar and the U.S. dollar are recorded in other comprehensive income (loss) and will be reclassified into earnings in the periods in which the hedged forecasted transactions occur. During the quarter ended September 30, 2009, a nominal amount was recorded to other comprehensive income (loss) related to the three Canadian dollar to U.S. dollar forward contracts.

Effectiveness testing related to these cash flow hedges is performed at the end of each quarter. Any ineffective portion of the derivatives is reclassified into earnings if the derivatives are no longer deemed to be cash flow hedges.

For the three and nine months ended September 30, 2009, a nominal amount was considered ineffective and was recorded within other income (expense) in the condensed consolidated statements of operations.

The business of our Canadian subsidiaries is subject to currency fluctuations. We do not expect any such currency risk to be material.

Item 4.	Controls and Procedures.

Attached as exhibits to this quarterly report on Form 10-Q are certifications of Quanta’s Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as provided below and as disclosed herein and in Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report). An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors referenced herein and in our 2008 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

As a result of the Merger with Price Gregory, our profitability and financial condition may be negatively affected by risks associated with the natural gas and oil industry, such as price fluctuations and supply and demand.

As a result of the Merger, the risks associated with providing natural gas and pipeline infrastructure services have now increased due to the increase in the portion of our revenues attributable to these services. These risks, which are not subject to our control, include the volatility of natural gas prices, the lack of demand for power generation from natural gas and a reduction or stoppage in the discovery or development of natural gas and oil resources. Specifically, lower natural gas and oil prices generally result in decreased spending by our customers. While higher natural gas and oil prices generally result in increased spending by our customers, sustained high energy prices could be an impediment to economic growth, and could therefore negatively impact spending by our customers. Additionally, a lack of demand for power generation from natural gas could result in less capital spending by our customers, including for the expansion of North America’s natural gas pipeline infrastructure, and consequently result in less demand for our services. Further, a reduction or stoppage in the discovery or development of natural gas and oil resources could also result in less capital spending by our customers and therefore result in less demand for our services. If the profitability of our business relating to natural gas and pipeline infrastructure services were to decline, our profitability, results of operations and cash flows could also be adversely affected.

As a result of the Merger with Price Gregory, we are subject to increased risks.

As a result of the Merger, we expect to generate a greater portion of our revenues under fixed price contracts and contracts with scheduled completion dates or other scheduled milestones. Due to various risks inherent in performing fixed price contracts, actual revenue and gross profits for a project may differ from those originally estimated and could result in reduced profitability or losses on projects. Failure to meet schedules or milestones may result in additional costs or penalties, including liquidated damages. As we expect to enter into a greater number of fixed price contracts and contracts with scheduled completion dates or other scheduled milestones, the risk of experiencing reduced profit or losses on projects increases and the realization of such risk could have a significant impact on our operating results and/or cash flows for any fiscal quarter or year.

As a result of the Merger, we also have increased the size of our unionized workforce as well as the percentage of our employees who are covered by collective bargaining agreements. The increase in our unionized workforce due to the Merger could magnify the adverse effects that a potential strike or work stoppage would have on us. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.

Quanta’s and Price Gregory’s operations have also contributed and are currently contributing to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities in the event of our withdrawal from, or upon termination of, such plans. We do not have information on the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, or the amounts, if any, for which we may be liable if we were to withdraw from any of these plans.

Quanta’s and Price Gregory’s operations are subject to various environmental laws and regulations which are complex and stringent. As a result of the Merger, the environmental risks relating to our operations have increased. For example, we now expect an increase in the amount of work performed in and around environmentally sensitive areas, such as rivers, lakes and wetlands. Any release of contaminants in excess of amounts permitted by law into such areas caused by our operations could expose us to significant remediation costs and fines. Additionally, we now own and operate a greater number of properties that contain fuel storage tanks. If any of these tanks were to leak, we could also be subject to costs of remediation and potential fines.

As a result of the Merger, we have increased the number of our joint venture arrangements. Consequently, we are subject to increased risk relating to these arrangements, including potential liability for the failure of a joint venture partner to perform or to be financially able to bear its portion of required capital contributions or other obligations. If we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit on a project.

Quanta’s and Price Gregory’s operations are subject to extensive laws and regulations relating to maintenance of safe conditions in the workplace. As a result of the Merger, occupational and health risks relating to our operations could increase. For example, the increase in numbers of employees and projects as a result of the Merger may cause us to experience an increase in the number of serious accidents, including fatalities, which could subject us to substantial penalties, civil litigation or criminal prosecution and potentially materially and adversely affect our financial condition, results of operations or cash flows. Further, an increase in claims for bodily injury or loss of life could result in a substantial deterioration of our safety record, which may cause our customers to cancel our contracts and not award us future business.

As a result of the Merger, our results of operations could be adversely affected by any issues attributable to Price Gregory’s operations that arose prior to the closing of the Merger, including issues with respect to Price Gregory’s projects that may decrease our profitability or result in litigation. Furthermore, to the extent that Price Gregory had or is perceived by customers to have had operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by our customers, which may limit or impede our future ability to obtain additional work from those customers.

We may not realize all of the anticipated benefits from acquiring Price Gregory.

The success of the Merger will depend, in part, on our ability to realize anticipated benefits from acquiring Price Gregory, including the significant expansion of our natural gas and pipeline operations, certain eliminations of redundant costs and cross-selling opportunities with our other operations. To realize these benefits, however, we must successfully integrate the operations and personnel of Price Gregory into our business. If this integration is unsuccessful, the anticipated benefits of the Merger may not be realized fully or at all, may take longer or cost more to realize than expected. Because we and Price Gregory have previously operated as independent companies, it is possible the integration may result in the future loss of valuable employees, the disruption of our business or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. Furthermore, Price Gregory was formed on January 31, 2008 through a combination of H.C. Price Company and Gregory &

Cook Construction, Inc., both independently operated companies with separate ownership prior to the combination. Although substantial progress had been made at the time of the Merger, the integration of these two companies is continuing, and this integration may result in similar adverse impacts to our business. If we are unable to successfully complete these integrations, we may not fully realize the anticipated benefits from the Merger or may be impacted negatively by the integration process, which could adversely affect our revenues, earnings and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

In July 2009, Quanta completed the acquisition of a specialty contractor for the electric, gas and telecommunications industries in which some of the purchase price consideration consisted of the issuance of unregistered securities of Quanta. The aggregate consideration of approximately $16.6 million paid in this transaction consisted of approximately $10.1 million in cash and 321,548 shares of common stock. This acquisition was not affiliated with any prior acquisition.

Also in July 2009, Quanta completed the acquisition of a specialty contractor for the electric power industry in which some of the purchase price consideration consisted of the issuance of unregistered securities of Quanta. The aggregate consideration of approximately $5.7 million paid in this transaction consisted of approximately $4.7 million in cash and 50,635 shares of common stock. This acquisition was not affiliated with any prior acquisition.

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

	Number of
Period	Shares	Purchaser	Consideration

July 1, 2009 — July 31, 2009	321,548	Stockholders of acquired company	Sale of acquired company
July 1, 2009 — July 31, 2009	50,635	Stockholders of acquired company	Sale of acquired company

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended September 30, 2009.

					(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

July 1, 2009 — July 31, 2009	70	(i)	$23.63	None	None
August 1, 2009 — August 30, 2009	6,020	(i)	$22.93	None	None
September 1, 2009 — September 30, 2009	23	(i)	$23.98	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the 2007 Stock Incentive Plan.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
No.			Description

2.1			Agreement and Plan of Merger dated September 2, 2009, by and among Quanta Services, Inc., Quanta Sub, LLC, Price Gregory Services, Incorporated, and certain stockholders of Price Gregory Services, Incorporated named therein (incorporated by reference to Exhibit 2.1 to Quanta Services’ Current Report on Form 8-K filed on September 8, 2009).
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	.INS*		XBRL Instance Document.
101	.SCH*		XBRL Taxonomy Extension Schema Document.
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith

Included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, and (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 and 2008. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President and
Chief Accounting Officer

Dated: November 9, 2009

INDEX TO EXHIBITS

Exhibit
No.			Description

2.1			Agreement and Plan of Merger dated September 2, 2009, by and among Quanta Services, Inc., Quanta Sub, LLC, Price Gregory Services, Incorporated, and certain stockholders of Price Gregory Services, Incorporated named therein (incorporated by reference to Exhibit 2.1 to Quanta Services’ Current Report on Form 8-K filed on September 8, 2009).
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	.INS*		XBRL Instance Document.
101	.SCH*		XBRL Taxonomy Extension Schema Document.
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith

Included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, and (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 and 2008. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.