Form 10-K
period 2009-12-31
QUANTA SERVICES INC
filed 2010-03-01
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $4.52 billion and $7.71 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of February 18, 2010, the number of outstanding shares of the Common Stock of the Registrant was 209,396,059. As of the same date, 662,293 shares of Limited Vote Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

INDEX

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading national provider of specialty contracting services, offering infrastructure solutions to the electric power, natural gas, oil and telecommunications industries. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks and substation facilities, natural gas and oil transmission and distribution systems, and fiber optic, copper and coaxial cable networks used for video, data and voice transmission. We also design, procure, construct and maintain fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the year ended December 31, 2009 were approximately $3.32 billion, of which 62% was attributable to the Electric Power Infrastructure Services segment, 24% to the Natural Gas and Pipeline Infrastructure Services segment, 11% to the Telecommunications Infrastructure Services segment and 3% to the Fiber Optic Licensing segment.

We have established a nationwide presence with a workforce of over 14,500 employees, which enables us to quickly, reliably and cost-effectively serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout North America as a result of our broad geographic presence and significant scale and scope of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to take advantage of potential international opportunities.

Representative customers include:

•	Alabama Power Company
•	Ameren
•	American Electric Power
•	America Transmission Company
•	AT&T
•	BC Transmission Corporation
•	CenterPoint Energy
•	Commonwealth Edison
•	Duke Energy
•	Energy Transfer Partners
•	Entergy
•	Enterprise Products
•	Florida Power & Light
•	Georgia Power Company
•	International Transmission Company
•	Kansas City Power & Light
•	Kinder Morgan
•	Lower Colorado River Authority
•	Mid American Energy
•	National Grid
•	NextEra
•	Northeast Utilities System
•	Oklahoma Gas & Electric
•	Pacific Gas & Electric
•	PacificCorp
•	Puget Sound Energy
•	Qwest
•	Regency Energy Partners
•	San Diego Gas & Electric
•	Sempra Energy Company
•	South Carolina Power & Light
•	Southern California Edison
•	TransCanada
•	Verizon Communications
•	Westar Energy
•	Xcel Energy

We were organized as a corporation in the state of Delaware in 1997, and since that time we have grown organically and made strategic acquisitions, expanding our geographic presence and scope of services and developing new capabilities to meet our customers’ evolving needs. In particular, in the past three years, we have completed two significant acquisitions, as well as several smaller acquisitions. On October 1, 2009, Quanta acquired Price Gregory Services, Incorporated (Price Gregory), which provides natural gas and oil transmission pipeline infrastructure services in North America, specializing in the construction of large diameter transmission pipelines. The acquisition significantly expanded our existing natural gas and pipeline operations and, when combined with our electric power services, positions us as a leader in the North American energy transmission infrastructure market. Price Gregory’s financial results are generally included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment. Additionally, on August 30, 2007, we acquired, through a merger transaction, all of the outstanding common stock of InfraSource Services, Inc. (InfraSource). Similar to us, InfraSource provided design, procurement, construction, testing and maintenance services to electric power utilities, natural gas companies, telecommunications companies, government entities and heavy industrial companies, such as petrochemical processing and refining businesses, primarily in the United States. As a result of the acquisition of InfraSource, we enhanced and expanded our position as a leading specialized contracting services company. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that our financial strength and experienced management team will be attractive to acquisition candidates.

We believe that our business strategies, along with our competitive and financial strengths, are key elements in differentiating us from our competition and position us to capitalize on future capital spending by our customers over the long-term. We offer comprehensive and diverse solutions on a broad geographic scale and have a solid base of long-standing customer relationships in each of the industries we serve. We also have an experienced management team, both at the executive level and within our operating units, and various proprietary technologies that enhance our service offerings. Our strategies of expanding the portfolio of services we provide to our existing and potential customer base, increasing our geographic and technological capabilities and promoting best practices and cross-selling our services to our customers, as well as continuing to maintain our financial strength, place us in a strong position to capitalize upon opportunities and trends in the industries we serve and to expand our operations globally.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments and certain of the long-term industry trends impacting each segment. With respect to industry trends, we and our customers continue to operate in a challenging business environment in light of the economic downturn and weak capital markets. These factors have adversely affected demand for our services, and demand may continue to be impacted until conditions improve. Therefore, we cannot predict the timing or magnitude that industry trends may have on our business, particularly in the near-term.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains wind turbine facilities and solar arrays and related switchyards and transmission networks for renewable power generation sources. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

Several industry trends provide opportunities for growth in demand for the services provided by the Electric Power Infrastructure Services segment, including the need to improve the reliability of the aging power infrastructure, the expected long-term increase in demand for electric power and the incorporation of renewable energy and other new power generation sources into the North American power grid. We believe that we are the partner of choice for our electric power and renewable energy customers in need of broad infrastructure expertise, specialty equipment and workforce resources.

Demand for electricity in North America is expected to grow over the long-term, but the U.S. and Canadian electric power grids are aging, continue to deteriorate and lack redundancy. This increasing demand, coupled with the aging infrastructure, will affect reliability, requiring utilities to upgrade and expand their existing transmission and distribution systems. Further, current federal legislation requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these system upgrades to result in increased spending and increased demand for our services over the long-term.

We consider renewable energy, including wind and solar, to be one of the largest, most rapidly emerging opportunities for our engineering, project management and installation services. Concerns about greenhouse gas emissions, as well as the goal of reducing reliance on power generation from fossil fuels, are creating the need for more renewable energy sources. Renewable portfolio standards, which mandate that renewable energy constitute a specified percentage of a utility’s power generation, exist in many states. Additionally, several of the provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) include incentives for investments in renewable energy, energy efficiency and related infrastructure. We believe that our comprehensive services, industry knowledge and experience in the design, installation and maintenance of renewable energy facilities will enable us to support our customers’ renewable energy efforts.

As demand for power grows, the need for new power generation facilities will grow as well. The future development of new traditional power generation facilities, as well as renewable energy sources, will require new or expanded transmission infrastructure to transport power to demand centers. Renewable energy in particular often requires significant transmission infrastructure due to the remote location of renewable sources of energy. As a result, we anticipate that future development of new power generation will lead to increased demand over the long-term for our electric transmission design and construction services, and our substation engineering and installation services.

Natural Gas and Pipeline Infrastructure Services Segment

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gas gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, pipeline integrity and rehabilitation and fabrication of pipeline support systems and related structures and facilities. This segment also provides emergency restoration services, including repairing natural gas and oil pipeline infrastructure damaged by inclement weather. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

We see potential growth opportunities over the long-term in our natural gas operations, primarily in natural gas pipeline installation and maintenance services and related services for gas gathering systems and pipeline integrity. Ongoing development of gas shale formations throughout the United States has resulted in a significant increase in the natural gas supply as compared to several years ago, leading to a reduction in natural gas prices from the levels in the 2003 to 2008 period. Additionally, as the cleanest-burning fossil fuel, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources and a cleaner environment.

The U.S. Department of Energy has stated that most fossil fuel generation infrastructure built over the next two decades will likely be natural gas-fired power plants. In addition, as renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, we believe natural gas will be the fuel of choice to provide backup power generation to offset renewable energy intermittency. We also anticipate that the above factors bode well for natural gas as a transitional fuel to nuclear power over the next several decades.

We believe the existing transmission pipeline infrastructure is insufficient to meet this growing natural gas demand even at current levels of consumption. For instance, it is estimated that it would take several years to build the transmission infrastructure to connect new sources of natural gas to demand centers throughout the U.S. Our recent acquisition of Price Gregory, which significantly expands our natural gas services and positions us as a leading provider of transmission pipeline infrastructure services in North America, will allow us to take advantage of these opportunities.

The U.S. Department of Transportation has also implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity and rehabilitation services over the long-term.

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

We believe that several of the large telecommunications companies remain committed to their fiber to the premises (FTTP) and fiber to the node (FTTN) initiatives over the long-term. We believe the rate of growth in fiber network build-outs will continue to increase over the long-term as more Americans look to next-generation networks for faster internet and more robust video services. While not all of the spending in the FTTP and FTTN initiatives will be for services that we provide, we believe that we are well-positioned to furnish infrastructure solutions for these initiatives throughout the United States. We also anticipate increased long-term opportunities arising from plans by several wireless companies to transition to 4G technology, as well as the installation of fiber optic “backhaul” to provide links from wireless cell sites to broader voice, data and video networks.

We also believe that certain provisions of the ARRA could create demand for our services over the long-term. Specifically, the ARRA includes funding provisions for the deployment of high-speed internet to rural areas that lack sufficient bandwidth to adequately support economic development, as well as funding to states for restoration, repair and construction of highways, which may create the need for relocation and upgrade of telecommunications infrastructure.

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. The Fiber Optic Licensing segment provides services to educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

The growth opportunities in our Fiber Optic Licensing segment primarily relate to geographic expansion to serve customers who need secure high-speed networks, in particular education and healthcare institutions. Opportunities for geographic expansion exist in both our markets we currently serve, which entails expanding our existing network to add new customers, and new markets involving the build-out of new networks. Growth in this segment will generate the need for continued significant capital expenditures.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $71.5 million, $98.8 million and $112.2 million of our revenues from foreign operations, the majority of which was earned in Canada, during the years ended

December 31, 2007, 2008 and 2009, respectively. In addition, we held property and equipment in the amount of $9.0 million, $6.5 million and $57.1 million in foreign countries as of December 31, 2007, 2008 and 2009, respectively.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A. “Risk Factors” for additional information.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power, natural gas, oil, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for approximately 32% of our consolidated revenues during the year ended December 31, 2009. Our largest customer accounted for approximately 5% of our consolidated revenues for the year ended December 31, 2009.

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

We believe that our strategic relationships with customers in the electric power, natural gas, oil and telecommunications industries will continue to result in future opportunities. Many of these strategic relationships take the form of a strategic alliance or long-term maintenance agreement. Strategic alliance agreements generally state an intention to work together, and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include an option to add extensions at the end of the initial term. Certain of our strategic alliance and long-term maintenance agreements are “evergreen” contracts with exclusivity clauses providing that we will be awarded all contracts, or giving us a right of first refusal for contracts, for a certain type of work or work in a certain geographic region.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. The backlog estimates include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest. The following tables present our total backlog by reportable segment as of December 31, 2009 and 2008 along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in $000’s):

	Backlog as of		Backlog as of
	December 31, 2009		December 31, 2008
	12 Month	Total	12 Month	Total

Electric Power Infrastructure Services	$1,312,141	$3,855,320	$1,629,474	$3,556,191
Natural Gas and Pipeline Infrastructure Services	847,702	1,120,795	584,602	847,641
Telecommunications Infrastructure Services	222,999	285,295	290,846	406,831
Fiber Optic Licensing	87,786	387,373	72,378	381,907

Total	$2,470,628	$5,648,783	$2,577,300	$5,192,570

Information quantifying our backlog by reportable segment was not captured for the 2007 period; however, our total backlog at December 31, 2007 was approximately $4.67 billion, of which the 12 month backlog was approximately $2.36 billion.

As discussed above, our backlog estimates include amounts under MSAs. In many instances, our customers are not contractually committed to specific volumes of services under our MSAs, and many of our contracts may be terminated with notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. For purposes of calculating backlog, we have included future renewal options only to the extent the renewals can reasonably be expected to occur.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. The current economic environment has increased the impacts of competitive pricing in certain of the markets that we serve. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our existing or prospective customers, including electric power, natural gas and pipeline, telecommunications, cable television and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by our customers, in particular relating to larger energy transmission infrastructure projects, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

As of December 31, 2009, we had 2,260 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and 12,413 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 44% of our hourly employees at December 31, 2009 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW) and the four pipeline construction trade unions administered by the Pipe Line Contractors Association (PLCA), which are the

Laborers International Union of North America, International Brotherhood of Teamsters, United Association of Plumbers and Pipefitters and the International Union of Operating Engineers. These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

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

Materials

Our customers typically supply most or all of the materials required for each job. However, for some of our contracts, we may procure all or part of the materials required. We purchase such materials from a variety of sources and do not anticipate experiencing any significant difficulties in procuring such materials.

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our operating units have established comprehensive safety policies, procedures and regulations and require that employees complete prescribed training and service programs prior to performing more sophisticated and technical jobs, which is in addition to those programs required, if applicable, by the IBEW/NECA Apprenticeship Program, the training programs sponsored by the four trade unions administered by the PLCA or our equivalent programs. Under the IBEW/NECA Apprenticeship Program, all journeyman linemen are required to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. In addition, the Laborers International Union of North America, International Brotherhood of Teamsters, United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating units also benefit from sharing best practices regarding their training and educational programs and comprehensive safety policies and regulations.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and environmental protection;

•	telecommunication regulations affecting our fiber optic licensing business; and

•	special bidding, procurement and other requirements on government projects.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

Environmental Matters and Climate Change Impacts

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

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe that we are in substantial compliance with our environmental obligations to date and that any such obligations will not have a material adverse effect on our business or financial performance.

The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changing rainfall patterns, changing storm patterns and intensities and changing temperature levels. As discussed below, our operating results are significantly influenced by weather. Therefore, significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a greater period of time in a given period, we may be able to increase our productivity, which could have a positive impact on our revenues and gross margins. In addition, if climate change results in an increase in severe weather, such as hurricanes and ice storms, we could experience a greater amount of higher margin emergency restoration service work, which generally has a positive impact on our gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather over a greater period of time in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

Risk Management and Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required by us to secure our obligations under our casualty insurance program, which is discussed further below, has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the same period, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Our deductibles have varied in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. As of December 31, 2008 and 2009, the gross amount accrued for insurance claims totaled $147.9 million and $153.6 million, with $105.0 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and 2009 were $12.5 million and $33.7 million, of which $7.2 million and $13.4 million are included in prepaid expenses and other current assets and $5.3 million and $20.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, our overall risk exposure would increase, which could have a material adverse impact on our business or financial performance.

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

Working capital needs are generally higher during the summer and fall months due to increased construction activity in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition assimilation costs, interest rate fluctuations and other factors may also materially affect our periodic results. Accordingly, our operating results for any particular period may not be indicative of the results that can be expected for any other period. An investor should read “Understanding Gross Margins” and “Outlook” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively affected and we may not be able to achieve our goals or expectations. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operating results may vary significantly from quarter to quarter.

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may be materially and adversely affected by:

•	variations in the margins of projects performed during any particular quarter;

•	unfavorable regional, national or global economic and market conditions;

•	a reduction in the demand for our services;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	the timing and volume of work we perform;

•	the effects of adverse or favorable weather conditions;

•	the termination or expiration of existing agreements;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	permitting, regulatory or customer caused delays;

•	decreases in interest rates we receive on our cash and cash equivalents;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs; and

•	the timing and significance of potential impairments of long-lived assets, goodwill or other intangible assets.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

The ongoing economic downturn and instability in the financial markets may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The U.S. economy is still recovering from the recent recession, and growth in economic activity has slowed substantially. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. Stagnant or declining economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, our customers may finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers’ equity values have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may continue to result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

An economic downturn in any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, a downturn in any of those industries would adversely affect our results of operations. Specifically, an economic downturn in any industry we serve could result in the delay, reduction or cancellation of projects by our customers as well as cause our customers to outsource less work, resulting in decreased demand for our services and potentially impacting our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. For example, our Telecommunications Infrastructure Services segment has been negatively impacted since mid-2008 by the slowdown in fiber deployment initiatives from customers such as AT&T and Verizon, and we expect this slowdown will likely continue, at least in the near-term. We continue to see reduced spending in electric and natural gas distribution work under our Electric Power Infrastructure Services and Natural Gas and Pipeline Infrastructure Services segments due to capital expenditure reductions by our customers. Another area of business under our Natural Gas and Pipeline Infrastructure Services segment, gas gathering and pipeline installation and maintenance, has also declined during 2009, which we believe is due to lower natural gas prices and capital constraints on spending by our customers. Consolidation, competition, capital constraints or negative economic conditions in the electric power, natural gas, oil and telecommunications industries may also result in reduced spending by, or the loss of, one or more of our customers.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our customers may change or delay various elements of the project after its commencement or the project schedule or the design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials, required to be provided by the customer. Litigation or arbitration of claims for compensation may be lengthy and costly, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of claims is pending, which could adversely affect liquidity and financial results in any given period.

Under our contracts with our customers, we typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and material. The majority of our contracts have a warranty period of 12 months. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have been minimal. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. However, certain projects, such as utility-scale solar facilities, may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occurred, it could require us to reperform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

Our use of fixed price contracts could adversely affect our business and results of operations.

We currently generate a portion of our revenues under fixed price contracts. We also expect to generate a greater portion of our revenues under this type of contract in the future as a result of the acquisition of Price Gregory, which conducts most of its work through fixed price arrangements, and as larger projects, such as electric power transmission build-outs and utility-scale solar facilities, become a more significant aspect of our business. We must estimate the costs of completing a particular project to bid for fixed price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated, and we may bear the risk of certain unforeseen circumstances not included in our cost estimates for which we cannot obtain adequate compensation. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal period.

Our operating results can be negatively affected by weather conditions.

We perform substantially all of our services in the outdoors. As a result, adverse weather conditions, such as rainfall or snow, may affect our productivity in performing our services or may temporarily prevent us from performing services. The affect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays. A reduction in our productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects, and as a result, our results of operations.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in Item 8 hereof, a significant portion of our revenues is recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is generally accepted for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimatable, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees;

•	expand geographically, including internationally; and

•	address the challenges presented by difficult economic or market conditions that may affect us or our customers.

In addition, our customers may cancel or delay or reduce the number or size of projects available to us due to their inability to obtain capital or pay for services provided, the risk of which has become evident in light of the continuing economic downturn. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will be successful.

As a result of the acquisition of Price Gregory, our profitability and financial condition may be adversely affected by risks associated with the natural gas and oil industry, such as price fluctuations and supply and demand for natural gas.

As a result of our acquisition of Price Gregory, our exposure to risks associated with providing services under our Natural Gas and Pipeline Infrastructure Services segment have now increased due to the increase in the portion of our revenues attributable to these services. These risks, which are not subject to our control, include the volatility of natural gas prices, the lack of demand for power generation from natural gas and a slowdown in the discovery or development of natural gas and/or oil reserves. Specifically, lower natural gas and oil prices generally result in decreased spending by our Natural Gas and Pipeline Infrastructure Services segment customers. While higher natural gas and oil prices generally result in increased spending by these customers, sustained high energy prices could be an impediment to economic growth and could result in reduced spending by such customers. Additionally, higher prices will likely reduce demand for power generation from natural gas, which could result in decreased demand for the expansion of North America’s natural gas pipeline infrastructure, and consequently result in less capital spending by these customers and less demand for our services.

Further, if the discovery or development of natural gas and/or oil reserves slowed or stopped, customers would likely reduce capital spending on transmission pipelines, gas gathering and compressor systems and other related infrastructure, resulting in less demand for our services. If the profitability of our business under Natural Gas and Pipeline Infrastructure Services segment were to decline, our overall profitability, results of operations and cash flows could also be adversely affected.

We may not realize all of the anticipated benefits from acquiring Price Gregory.

The success of our acquisition of Price Gregory will depend, in part, on our ability to realize anticipated benefits from acquiring Price Gregory, including the significant expansion of our operations in our Natural Gas and Pipeline Infrastructure Services segment, certain eliminations of redundant costs and cross-selling opportunities with our other operations. To realize these benefits, however, we must successfully integrate the operations and personnel of Price Gregory into our business. If this integration is unsuccessful, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. Because we and Price Gregory have previously operated as independent companies, it is possible the integration may result in the future loss of valuable employees, the disruption of our business or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements. Furthermore, Price Gregory was formed on January 31, 2008 through a combination of H.C. Price Company and Gregory & Cook Construction, Inc., both independently operated companies with separate ownership prior to the combination. Although substantial progress had been made at the time of the acquisition of Price Gregory, the integration of these two companies is continuing, and this integration may result in similar adverse impacts to our business. If we are unable to successfully complete these integrations, we may not fully realize the anticipated benefits from the acquisition of Price Gregory or we may be impacted negatively by the integration process, which could adversely affect our revenues, earnings and cash flows.

Our business is highly competitive.

The specialty contracting business is served by numerous small, owner-operated private companies, some public companies and several large regional companies. In addition, relatively few barriers prevent entry into some areas of our business. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. For example, we are currently experiencing the impacts of competitive pricing in certain of the markets we serve. Certain of our competitors may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have significant resources including financial, technical and marketing resources. We cannot be certain that our competitors do not have or will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the specialty contracting business or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power, natural gas, oil and telecommunications service providers usually employ personnel who perform some of the same types of services we do, and we cannot be certain that our existing or prospective customers will continue to outsource services in the future.

Legislative actions and initiatives relating to electric power, renewable energy and telecommunications may fail to result in increased demand for our services.

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require certain percentages of power to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, which may be further constrained as a result of the current tight credit markets. These factors have resulted in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure, which has adversely affected the demand for our services. These factors could continue to result in delays or reductions in projects, which could further negatively impact our business.

The ARRA provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power and telecommunications infrastructure. We cannot predict when programs under the ARRA will be implemented, the timing and scope of any investments to be made under these programs or whether these programs will result in increased demand for our services. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under ARRA programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

In addition, other current and potential legislative initiatives may not result in increased demand for our services. For instance, certain provisions of the proposed American Clean Energy and Security Act (ACES Act) are intended to encourage electric power transmission and renewable energy projects. However, it is uncertain whether the ACES Act, if enacted, will positively impact infrastructure spending in the long-term. Specifically, the ACES Act may not result in the anticipated acceleration of future transmission projects or encourage the installation of renewable energy generation facilities, which could result in fewer electric power transmission and substation projects than anticipated and consequently adversely impact demand for our services. It is not certain when or if these legislative initiatives, including the ACES Act, will be enacted or whether any potentially beneficial provisions will be included in the final legislation.

The Energy Policy Act of 2005 (Energy Act) requires the power industry to meet certain federal reliability standards for its transmission and distribution systems and provides incentives to the industry to invest in and improve maintenance on its systems. However, regulations implementing various components of the Energy Act that could affect demand for our services remain subject to uncertainty. Accordingly, the effect of these regulations, once finally implemented, cannot be predicted. As a result, the legislation may not result in increased spending on electric power transmission infrastructure or increased demand for our services.

There are also a number of other legislative and regulatory proposals, including the ACES Act, to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could negatively affect the operations of our customers through costs of compliance or restraints on projects, which could reduce their demand for our services.

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

Many of our customers may cancel our contracts on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us, which will be more likely if customer spending continues to decrease, for example, due to the current economic downturn. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

Our business is labor intensive, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen, who are integral to the provision of transmission and distribution services under our Electric Power Infrastructure Services segment. In addition, in our Natural Gas and Pipeline Infrastructure Services segment, there is limited availability of experienced supervisors and foremen that can oversee large transmission pipeline projects. A shortage in the supply of these skilled personnel creates competitive hiring markets and may result in increased labor expenses. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

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

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are primarily used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, valuation of derivative contracts, purchase price allocations, liabilities for self-insured claims, convertible debt, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision for income taxes and calculation of uncertain tax positions. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Factors beyond our control may affect our ability to successfully execute our acquisition strategy, which may have an adverse impact on our growth strategy.

Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. We expect to face competition for acquisition opportunities, and some of our competitors may offer more favorable terms than us or have greater financial resources than we do. This competition may limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. Acquisitions that we may pursue may also involve significant cash expenditures, the incurrence or assumption of debt or the issuance of securities. Any acquisition may ultimately have a negative impact on our business, financial condition, results of operations and cash flows. In addition, if we issue equity securities in connection with our acquisitions, we may dilute our earnings per share and our shareholders’ percentage ownership.

We may be unsuccessful at integrating companies that either we have acquired or that we may acquire in the future.

As a part of our business strategy, we have acquired, and seek to acquire in the future, companies that complement or enhance our business. However, we cannot be sure that we will be able to successfully integrate each of these companies with our existing operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks that could have a negative impact on our business, financial condition and results of operations, including:

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

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. For example, in connection with the acquisition of Price Gregory, we recorded approximately $68.5 million in goodwill and $76.5 million of intangible assets based on the application of acquisition accounting. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. The accounting literature provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices” for a detailed discussion. Management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If there is a decrease in market capitalization below book value in the future, this may be considered an impairment indicator. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of Price Gregory, and other past or future acquisitions, would negatively impact our results of operations for the period in which the impairment is recognized.

Our profitability and financial operations may be negatively affected by changes in, or interpretations of, existing state or federal telecommunications regulations or new regulations that could adversely affect our Fiber Optic Licensing segment.

Many of our Fiber Optic Licensing segment customers benefit from the Universal Service “E-rate” program, which was established by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company (USAC) under the oversight of the Federal Communications Commission (FCC). Under the E-rate program, schools, libraries and certain healthcare facilities may receive subsidies for certain approved telecommunications services, internet access and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. Passage of such actions by the FCC or USAC to further limit E-rate subsidies could decrease the demand by certain customers for the services offered by our Fiber Optic Licensing segment.

The telecommunications services we provide through our Fiber Optic Licensing segment are subject to regulation by the FCC, to the extent that they are interstate telecommunications services, and by state regulatory agencies, when wholly within a particular state. To remain eligible to provide services under the E-rate program, we must maintain telecommunications authorizations in every state where we operate, and we must obtain such authorizations in any new state where we plan to operate. Changes in federal or state regulations could reduce the profitability of our Fiber Optic Licensing segment, and delays in obtaining new authorizations could inhibit our ability to grow our Fiber Optic Licensing segment in new geographic areas. We could be subject to fines if the FCC or a state regulatory agency were to determine that any of our activities or positions are not in compliance with certain regulations. If the profitability of our Fiber Optic Licensing segment were to decline, or if the business of this segment were to become subject to fines, our overall results of operations and cash flows could also be adversely affected.

The business of our Fiber Optic Licensing segment is capital intensive and requires substantial investments, and returns on investments may be less than expected for various reasons.

The business of our Fiber Optic Licensing segment requires substantial amounts of capital investment to build out new fiber networks. In 2010, our proposed capital expenditures for our fiber optic licensing business is approximately $70.0 million, $12.1 million of which is related to committed licensing arrangements as of December 31, 2009. Although we generally do not commit capital to new networks until we have a committed license arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network if that customer defaults on its commitment. Even if the customer does not default or we add additional customers to the network, we still may not realize a return on the capital investment for an extended period of time. Furthermore, the amount of capital that we invest in our fiber optic network may exceed planned expenditures as a result of various factors, including difficulty in obtaining permits or rights of way or unexpected increases in costs due to labor, materials or project productivity, which would result in a decrease in the returns on our capital investments if licensing fees for the network were committed and could not be renegotiated. New or developing technologies or significant competition in any of our markets could also negatively impact the business of our Fiber Optic Licensing segment. If any of the above events occur, it could adversely affect our results of operations or result in an impairment of our fiber optic network.

We extend credit to customers for purchases of our services and may enter into longer-term deferred payment arrangements or provide other financing or investment arrangements with certain of our customers, which subjects us to potential credit or investment risk that could, if realized, adversely affect our results of operations or financial condition.

We grant credit, generally without collateral, to our customers, which include electric power utilities, oil and gas companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of renewal energy facilities and commercial and industrial properties located primarily in the United States. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, although we generally obtain some form of financial assurance to ensure payment. In addition, we may provide other forms of financing or make investments in the projects we perform. Our payment arrangements with our customers subject us to potential credit or investment risk related to changes in business and economic factors affecting our customers. Some of our customers are currently experiencing financial difficulties as a result of the current economic downturn. If significant customers file for bankruptcy or continue to experience financial difficulties, (or if anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize), we could experience reduced cash flows and losses in excess of current allowances provided or impairments of our investments. In addition, material changes in any of our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

We are self-insured against potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers’ compensation claims, those policies are subject to deductibles ranging from $1.0 million to $5.0 million per occurrence depending on the insurance policy. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

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

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt our operations.

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. There can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. For example, we have significant operations in California, which has an environment conducive to wildfires. Should our insurer determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities and potentially a disruption of our California operations. If our risk exposure increases as a result of adverse changes in our insurance coverages, we could be subject to increased claims and liabilities that could negatively affect our results of operations and financial condition.

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

As of December 31, 2009, approximately 44% of our hourly employees were covered by collective bargaining agreements. The acquisition of Price Gregory increased our unionized workforce, as substantially all of their hourly employees are unionized. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. Additionally, our collective bargaining agreements generally require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in “critical” status, additional required contributions or benefit reductions may apply if a plan is determined to be underfunded, which could detrimentally affect our financial condition or results of operation. We have received notifications regarding the funded status of certain multi-employer plans to which Price Gregory contributes in certain states. Pursuant to the notifications, two plans were in “critical” status, one was in “seriously endangered” status and one was in “endangered” status, and in some cases additional contributions in the form of surcharges are required. Should we provide in the future a significant amount of services in areas that require us to utilize unionized employees covered by these affected plans, causing us to make substantial contributions, or should a determination be made that additional plans to which any of our operating units contribute are in a “critical” status requiring additional contributions, it could detrimentally affect our results of operations or financial condition if we are not able to adequately mitigate these costs.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire and some businesses may not want to become affiliated with a union-based company. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes. For example, the acquisition of Price Gregory increased the number of unions in which we participate, as well as the number of multi-employer pension plans to which we contribute, some of which are subject to notices of underfunded status as described above or may not otherwise be as well-funded as other multi-employer pension funds to which we contribute, potentially increasing our exposure to underfunded status, which could detrimentally affect our financial condition or results of operation.

Approximately 56% of our hourly employees are not unionized. The new presidential administration has expressed strong support for proposed legislation that would create more flexibility and opportunity for labor unions to organize non-union workers. If passed, this legislation could result in a greater percentage of our workforce being subject to collective bargaining agreements, heightening the risks described above. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews were to become unionized, which could negatively affect our business and results of operations.

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

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

While only a small percentage of our revenue is currently derived from international markets, we hope to continue to expand the volume of services that we provide internationally. Our international operations are presently conducted primarily in Canada, but we have performed work in South Africa, Mexico and various other foreign countries, and we expect that the number of countries that we operate in could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (FCPA). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf that they are obligated to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.

Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we have entered into joint venture arrangements and may enter into additional joint venture arrangements in the future. The purpose of these joint ventures is typically to combine skills and resources to allow for the performance of particular projects. Success on these jointly performed projects depends in large part on whether our joint venture partners satisfy their contractual obligations. We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit on a project. These risks have been heightened as a result of our assumption of additional joint venture arrangements in connection with our acquisition of Price Gregory.

We are in the process of implementing an information technology (“IT”) solution, which could temporarily disrupt day-to-day operations at certain operating units.

We have begun to implement a comprehensive IT solution that we believe will allow for a seamless interface between functions such as accounting and finance, human resources, operations, and fleet management. Continued development and implementation of the IT solution will require substantial financial and personnel resources. While the IT solution is intended to improve and enhance our information systems, implementation of new information systems at each operating unit exposes us to the risks of start-up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. Failure to properly implement the IT solution could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.

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

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. These objects may also rupture, resulting in the discharge of pollutants. In such circumstances, we may be liable for fines and damages, and we may be unable to obtain reimbursement from the parties providing the incorrect information. As a result of our acquisition of Price Gregory, we expect an increase in the amount of work performed in and around environmentally sensitive areas such as rivers, lakes and wetlands. In addition, we perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture, resulting in the release of subsurface materials. These subsurface materials may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. We also own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks that are above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.

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

There are also other legislative and regulatory proposals, including the ACES Act, to address greenhouse gas emissions. These proposals, if enacted, could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. For example, if new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large rolling-stock fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2009, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2009, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in our services. We view our portfolio of proprietary energized services tools and techniques as well as our other process and design technologies as one of our competitive strengths, and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We also license certain technologies from third parties, and there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and revenue could be materially and adversely affected.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure funds in the future, including financing on acceptable terms, we may be unable to support our growth strategy or future operations. We cannot readily predict the ability of certain customers to pay for past services, and the current economic downturn may negatively impact the ability of our customers to pay amounts owed to us. We also cannot readily predict the timing, size and success of our acquisition efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing credit facility contains significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct equity financings, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all, in particular under the current volatile market conditions. Furthermore, our credit facility is based upon existing commitments from several banks. With the current tight credit markets, banks have become more restrictive in their lending practices, and some may be unable or unwilling to fund their commitments, which may limit our access to the capital needed to fund our growth and operations. We also rely on financing companies to fund the leasing of certain of our trucks and trailers, support vehicles and specialty construction equipment. The current credit market may cause certain of these financing companies to restrict or withhold access to capital to fund the leasing of additional equipment. Although we are not dependent on any single equipment lessor, a widespread lack of available capital to fund the leasing of equipment could negatively impact our future operations. Additionally, the market price of our common stock may change significantly in response to various factors and events beyond our control, which will impact our ability to use equity to obtain funds. A variety of events may cause the market price of our common stock to fluctuate significantly, including overall market conditions or volatility, a shortfall in our operating results from those anticipated, negative results or other unfavorable information relating to our market peers on the risk factors described in this Annual Report on Form 10-K.

The industries we serve are subject to rapid technological and structural changes that could reduce the demand for the services we provide.

The electric power, gas and oil, telecommunications and cable television industries are undergoing rapid change as a result of technological advances that could, in certain cases, reduce the demand for our services, impair the value of our fiber optic network or otherwise negatively impact our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow our Telecommunications Infrastructure Services segment customers to significantly improve their networks without physically upgrading them.

Our convertible subordinated notes may be convertible in the future, which, if converted, may result in dilution to existing stockholders, lower prevailing market prices for our common stock or cause a significant cash outlay.

As a result of our common stock satisfying the market price condition of our convertible subordinated notes, our 3.75% convertible subordinated notes due 2026 (3.75% Notes) have been convertible at the option of the holders at various times in the past. The 3.75% Notes are not presently convertible, but may resume convertibility in future periods upon satisfaction of the market price condition or other conditions.

We have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock upon a conversion of the 3.75% Notes. The number of shares issuable upon conversion will be determined based on a conversion rate of approximately $22.41. In the event that all 3.75% Notes were converted for common stock, we would issue an aggregate of 6.4 million shares of our common stock. The conversion of some or all of our 3.75% Notes into our common stock would dilute existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the possibility that the notes may be converted may encourage short-selling by market participants because the conversion of the notes could depress the price of our common stock.

If we elect to satisfy the conversion obligation in cash, the amount of cash payable upon conversion of the 3.75% Notes will be determined by the product of (i) the number of shares issuable for the principal amount of the converted notes at a conversion rate of approximately $22.41 per share and (ii) the average closing price of our common stock during a 20-day trading period following the holders unretracted election to convert the notes. To the extent we decide to pay cash to settle any conversions and the average closing price of our common stock during this period exceeds $22.41 for the 3.75% Notes, we would have to pay cash in excess of the principal amount of the notes being converted, which would result in the recording of a loss on extinguishment of debt.

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

The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as our stockholder rights plan and Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our Board of Directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws restrict the right of stockholders to call a special meeting of stockholders and to act by written consent; and

•	we are subject to provisions of Delaware law which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder became classified as an interested stockholder.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2009, we own 36 of the facilities we occupy, many of which are encumbered by our credit facility, and we lease the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners, all of which are encumbered by our credit facility. As of December 31, 2009, the total size of the rolling-stock fleet was approximately 25,000 units. Most of this fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that these vehicles generally are well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows.

PART II

ITEM 4.	Reserved

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” Our common stock trades with an attached right to purchase Series D Junior Participating Preferred Stock as more fully described under the heading “Stockholder Rights Plan” in Note 11 to our consolidated financial statements included in Item 8 hereof. The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low

Year Ended December 31, 2008
1st Quarter	$26.77	$18.38
2nd Quarter	34.51	23.40
3rd Quarter	35.39	22.81
4th Quarter	26.72	10.56
Year Ended December 31, 2009
1st Quarter	$23.65	$15.84
2nd Quarter	25.80	20.46
3rd Quarter	25.40	19.34
4th Quarter	23.34	17.73

On February 18, 2010, there were 1,732 holders of record of our common stock and 10 holders of record of our Limited Vote Common Stock. There is no established trading market for the Limited Vote Common Stock; however, the Limited Vote Common Stock converts into common stock immediately upon sale. See Note 11 to Notes to Consolidated Financial Statements for a description of our Limited Vote Common Stock.

Unregistered Sales of Securities During the Fourth Quarter of 2009

In October 2009, we completed the acquisition of two companies in which some of the consideration consisted of our unregistered securities of Quanta. The aggregate consideration paid in these transactions was $106.3 million in cash and 11,096,733 shares of common stock. These acquisitions were not affiliated with any other acquisitions prior to such transactions.

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

Period	Number of Shares	Purchaser	Consideration

October 1, 2009 — October 31, 2009	11,096,733	Stockholders of acquired companies	Sale of acquired companies

Issuer Purchases of Equity Securities During the Fourth Quarter of 2009

The following table contains information about our purchases of equity securities during the three months ended December 31, 2009.

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	That May Yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

November 1, 2009 — November 30, 2009	1,523 (i)	$19.32	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the 2007 Stock Incentive Plan.

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

The following graph compares, for the period from December 31, 2004 to December 31, 2009, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index), the Russell 2000 Index, a peer group index previously selected by our management that includes six public companies within our industry (the Peer Group). The comparison assumes that $100 was invested on December 31, 2004 in our common stock, the S&P 500 Index, the Russell 2000 Index and the Peer Group, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

The Peer Group is composed of Dycom Industries, Inc., MasTec, Inc., Chicago Bridge & Iron Company N.V., Shaw Group, Inc., Pike Electric Corporation and MYR Group Inc. MYR Group Inc. completed its initial public offering on August 12, 2008. Accordingly, the Peer Group graph assumes $100 was invested in MYR Group Inc. on August 12, 2008. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG QUANTA SERVICES, INC., THE S&P 500 INDEX,
THE RUSSELL 2000 INDEX AND THE PEER GROUP

	Measurement Period
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Quanta Services, Inc.	$100.00	164.63	245.88	328.00	247.50	260.50

S&P 500 Index	$100.00	104.91	121.48	128.16	80.74	102.11

Russell 2000 Index	$100.00	104.55	123.76	121.82	80.66	102.58

Peer Group	$100.00	116.54	126.84	220.93	70.29	98.74

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the financial statements of Quanta. The results of Price Gregory’s and InfraSource’s operations have been included in the consolidated financial statements beginning October 1, 2009 and September 1, 2007, respectively. On August 31, 2007, we sold the operating assets of Environmental Professional Associates, Limited, a Quanta subsidiary. The historical results of operations associated with this business have been presented as a discontinued operation in Quanta’s statement of operations, and as a result have been excluded from the information presented below. The historical selected financial data should be read in conjunction with the historical Consolidated Financial Statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005		2006		2007		2008		2009
	(In thousands, except per share information)

Consolidated Statements of Operations Data:
Revenues	$1,842,255		$2,109,632		$2,656,036		$3,780,213		$3,318,126
Cost of services (including depreciation)	1,587,556		1,796,916		2,227,289		3,145,347		2,724,638

Gross profit	254,699		312,716		428,747		634,866		593,488
Selling, general and administrative expenses	186,411		181,478		240,508		309,399		312,414
Amortization of intangible assets	365		363		18,759		36,300		38,952
Goodwill impairment	—		56,812	(a)	—		—		—

Operating income	67,923		74,063		169,480		289,167		242,122
Interest expense	(23,949	)(f)	(26,822	)(f)	(39,328	)(f)	(32,002	)(f)	(11,269)
Interest income	7,416		13,924		19,977		9,765		2,456
Gain (loss) on early extinguishment of debt, net	—		1,598	(b)	(34)		(2)		—
Other income (expense), net	235		425		(546)		342		421

Income from continuing operations before income taxes	51,625		63,188		149,549		267,270		233,730
Provision for income taxes	22,446		46,955	(c)	27,684	(d)	109,705		70,195	(e)

Income from continuing operations	29,179		16,233		121,865		157,565		163,535
Discontinued operation:
Income from discontinued operation	378		1,250		2,837		—		—

Net income	29,557		17,483		124,702		157,565		163,535
Less: Net income attributable to noncontrolling interest	—		—		—		—		1,373

Net income attributable to common stock	$29,557		$17,483		$124,702		$157,565		$162,162

Basic earnings per share attributable to common stock from continuing operations(f)	$0.25		$0.14		$0.89		$0.89		$0.81

Diluted earnings per share attributable to common stock from continuing operations(f)	$0.25		$0.14		$0.86		$0.87		$0.81

(a)	As part of our 2006 annual test for goodwill impairment, goodwill of $56.8 million was written off as non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which has historically served the cable television industry.

(b)	In the second quarter of 2006, we recorded a $1.6 million gain on early extinguishment of debt comprised of the gain from repurchasing a portion of our 4.0% convertible subordinated notes, partially offset by costs associated with the related tender offer for such notes.

(c)	The higher tax rate in 2006 results primarily from the goodwill impairment charge recorded during 2006, the majority of which is not deductible for tax purposes.

(d)	The lower effective tax rate in 2007 results from $34.4 million of tax benefits recorded in 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from a settlement of a multi-year Internal Revenue Service audit in the first quarter of 2007 and the expiration of various federal and state tax statutes of limitations during the third quarter of 2007.

(e)	The lower effective tax rate in 2009 results primarily from $23.7 million of tax benefits recorded in 2009 primarily due to a decrease in reserves for uncertain tax positions resulting from the expiration of various federal and state tax statutes of limitations.

	December 31,
	2005(f)(g)	2006(f)(g)	2007(f)(g)	2008(f)(g)	2009
	(In thousands)

Balance Sheet Data:
Working capital	$572,939	$656,173	$562,134	$933,609	$1,087,104
Goodwill	387,307	330,495	1,355,098	1,363,100	1,449,558
Total assets	1,554,785	1,639,157	3,390,806	3,558,159	4,116,954
Long-term debt, net of current maturities	7,591	—	—	—	—
Convertible subordinated notes, net of current maturities	442,500	413,750	118,266	122,275	126,608
Total stockholders’ equity	714,897	740,242	2,218,727	2,682,374	3,109,183

(f)	Our historical selected financial data has been retrospectively restated in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)” (FASB Accounting Standards Codification (ASC) 470-20, Debt-Debt with Conversion and Other Options) and FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (ASC 260, Earnings Per Share). The adoption of FSP ABP 14-1 (ASC 470-20) impacted the reported amounts of interest expense and equity for the periods 2007, 2008, and 2009, with amounts relating to the pre-2007 period having been recorded as a cumulative effect adjustment as of January 1, 2007. Accordingly, the 2005 and 2006 selected historical financial data information does not include any impact from the adoption of FSP APB 14-1 (ASC 470-20). A more in depth discussion of how the adoption of FSP APB 14-1 (ASC 470-20) and EITF 03-6-1 (ASC 260) impacted Quanta’s consolidated financial statements can be found in the accompanying notes to our consolidated financial statements.

(g)	We recorded a correction of certain errors identified in our deferred tax asset and liability accounts relating to the years 2000 to 2004. These corrections were recorded as a cumulative effect adjustment to the retained earnings portion of stockholders’ equity as of December 31, 2005. For more details regarding how these correcting adjustments impacted Quanta’s consolidated financial statements, see the notes to our consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below and in Item 1A. “Risk Factors.”

Introduction

We are a leading national provider of specialty contracting services, offering infrastructure solutions to the electric power, natural gas, oil and telecommunications industries. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks and substation facilities, natural gas and oil transmission and distribution systems, and fiber optic, copper and coaxial cable networks used for video, data and voice transmission. We also design, procure, construct and maintain fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the year ended December 31, 2009 were approximately $3.32 billion, of which 62% was attributable to the Electric Power Infrastructure Services segment, 24% to the Natural Gas and Pipeline Infrastructure Services segment, 11% to the Telecommunications Infrastructure Services segment and 3% to the Fiber Optic Licensing segment.

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

For internal management purposes, we are organized into three internal divisions, namely, the electric power division, the natural gas and pipeline division and the telecommunications division. These internal divisions are closely aligned with the reportable segments described above based on the predominant type of work provided by the operating units within a division. The operating units providing predominantly telecommunications and fiber optic licensing services are managed within the same internal division.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunication customers and the installation of broadband communication over electric power lines. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation and general and administrative costs, are made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible costs are not allocated.

Prior to the second quarter of 2009, we reported our results under two business segments, with all of our operating segments, other than the operating segment comprising the Fiber Licensing segment, aggregated into the Infrastructure Services segment. During the second quarter of 2009, we reported our results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. The prior periods have been restated to reflect the change to the four reportable segments described above.

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains wind turbine facilities and solar arrays and related switchyards and transmission networks for renewable power generation sources. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gas gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, pipeline integrity and rehabilitation and fabrication of pipeline support systems and related structures and facilities. This segment also provides emergency restoration services, including repairing natural gas and oil pipeline infrastructure damaged by inclement weather. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

The Telecommunications Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. The Fiber Optic Licensing segment services educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Recent Acquisitions

Price Gregory.  On October 1, 2009, we acquired Price Gregory Services, Incorporated (Price Gregory), which provides natural gas and oil transmission pipeline infrastructure services in North America. In connection with this acquisition, we issued approximately 10.9 million shares of our common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. The results of Price Gregory have been included in our consolidated financial statements beginning on October 1, 2009. The acquisition significantly expands our existing natural gas and pipeline operations. In conjunction with this acquisition, we added the natural gas and pipeline division for internal management purposes. Because of the type of work performed by Price Gregory, its financial results will generally be included in the Natural Gas and Pipeline Infrastructure Services segment.

Other 2009 Acquisitions.  Also during 2009, we completed three other acquisitions of specialty contractors with operations in the electric power, gas and telecommunications industries for an aggregate purchase price of approximately $36.0 million, consisting of a total of approximately $25.3 million in cash and 528,983 shares of our common stock valued in the aggregate at approximately $10.7 million at the dates of acquisition. These acquisitions enhance our electric, gas and pipeline and telecommunications capabilities throughout the various regions of the United States and Western Canada.

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any period. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. We have experienced reduced spending by our customers in late 2008 and throughout 2009, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for our services in the near-term until conditions improve. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints. You should read “Outlook” and “Understanding Gross Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence.

Performance Risk.  Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity of a crew can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, or the impacts of inclement weather. These types of factors are not practicable to quantify through accounting data, but each may have a direct impact on the gross margin of a specific project.

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

Results of Operations

The results of operations data below for the years ended December 31, 2007 and 2008 has been retrospectively restated in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)” (FASB Accounting Standards Codification (ASC) 470-20, Debt-Debt with Conversion and Other Options). For more details regarding how the adoption of FSP APB 14-1 (ASC 470-20) impacted Quanta’s consolidated financial statements, see Note 3 to our consolidated financial statements. Additionally, the results of operations data below does not reflect the operations of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary, in any periods as EPA’s results of operations are reflected as a discontinued operation in our accompanying consolidated statements of operations. All of the operating assets of EPA were sold on August 31,

2007. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

Consolidated Results

	Year Ended December 31,
	2007		2008		2009

Revenues	$2,656,036	100.0%	$3,780,213	100.0%	$3,318,126	100.0%
Cost of services (including depreciation)	2,227,289	83.9	3,145,347	83.2	2,724,638	82.1

Gross profit	428,747	16.1	634,866	16.8	593,488	17.9
Selling, general and administrative expenses	240,508	9.0	309,399	8.2	312,414	9.4
Amortization of intangible assets	18,759	0.7	36,300	1.0	38,952	1.2

Operating income	169,480	6.4	289,167	7.6	242,122	7.3
Interest expense	(39,328)	(1.5)	(32,002)	(0.8)	(11,269)	(0.3)
Interest income	19,977	0.7	9,765	0.3	2,456	—
Loss on early extinguishment of debt, net	(34)	—	(2)	—	—	—
Other, net	(546)	—	342	—	421	—

Income from continuing operations before income taxes	149,549	5.6	267,270	7.1	233,730	7.0
Provision for income taxes	27,684	1.0	109,705	2.9	70,195	2.1

Income from continuing operations	$121,865	4.6%	$157,565	4.2%	$163,535	4.9%

2009 compared to 2008

Consolidated Results

Revenues.  Revenues decreased $462.1 million, or 12.2%, to $3.32 billion for the year ended December 31, 2009. Electric power infrastructure services revenues decreased $233.7, or 10.2%, to $2.1 billion, telecommunications infrastructure services revenues decreased $158.4 million, or 29.5%, to $378.4 million and natural gas and pipeline infrastructure services revenues decreased $94.9 million, or 10.8%, to $784.7 million for the year ended December 31, 2009. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. Additionally, revenues from electric power infrastructure services were also impacted by a decrease of approximately $126.5 million in revenues from emergency restoration services, from approximately $206.3 million for the year ended December 31, 2008 to approximately $79.8 million for the year ended December 31, 2009, due to work performed following hurricanes Fay, Gustav and Ike during the third and fourth quarters of 2008 in the Gulf Coast region of the United States. These decreases were partially offset by approximately $245.1 million in natural gas and pipeline services revenues contributed by Price Gregory for the period from October 1, 2009 to December 31, 2009. Additionally, revenues from fiber optic licensing increased $24.9 million, or 40.0%, to $87.3 million for the year ended December 31, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Gross profit.  Gross profit decreased $41.4 million, or 6.5%, to $593.5 million for the year ended December 31, 2009. The decrease in gross profit resulted primarily from the effect of the decreased revenues discussed above. As a percentage of revenues, gross margin increased from 16.8% for the year ended December 31, 2008 to 17.9% for the year ended December 31, 2009, primarily as a result of increased revenues from our higher margin electric transmission services combined with improved margins in telecommunications infrastructure services. Gross margins for our telecommunications infrastructure services were negatively affected in 2008 by losses on a project ongoing during the year, which resulted from substantial delays and productivity issues on the project. In addition, gross margins in 2009 were favorably impacted by increased fiber optic licensing revenues, which typically generate higher gross margins than our other services.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.0 million, or 1.0%, to $312.4 million for the year ended December 31, 2009. Selling, general and administrative expenses increased by $7.5 million for the period October 1, 2009 through December 31, 2009 as a result of the Price Gregory acquisition. In addition, acquisition and on-going integration costs of $2.8 million were incurred in 2009, primarily in connection with the Price Gregory acquisition. Also contributing to the increase were $8.0 million in net losses on sales of equipment during 2009, as compared to losses of $2.5 million in 2008. Included in the $8.0 million in net losses in 2009 was an impairment charge of $4.5 million for assets held for sale at December 31, 2009 related to natural gas segment equipment that was deemed to be duplicative as a result of the Price Gregory acquisition. These increases were partially offset by a decrease in performance bonuses of approximately $11.8 million. As a percentage of revenues, selling, general and administrative expenses increased from 8.2% to 9.4% primarily due to less ability to cover fixed costs as a result of lower revenues earned in 2009.

Amortization of intangible assets.  Amortization of intangible assets increased $2.7 million to $39.0 million for the year ended December 31, 2009. This increase is primarily due to increased amortization of backlog related to the acquisition of Price Gregory on October 1, 2009, partially offset by reduced amortization expense from previously acquired intangible assets as balances became fully amortized.

Interest expense.  Interest expense for the year ended December 31, 2009 decreased $20.7 million as compared to the year ended December 31, 2008, primarily due to the conversion, redemption and repurchase of all outstanding 4.5% convertible subordinated notes that occurred in September and early October of 2008.

Interest income.  Interest income was $2.5 million for the year ended December 31, 2009, compared to $9.8 million for the year ended December 31, 2008. The decrease results primarily from substantially lower interest rates partially offset by a higher average cash balance for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Provision for income taxes.  The provision for income taxes was $70.2 million for the year ended December 31, 2009, with an effective tax rate of 30.0%. The provision for income taxes was $109.7 million for the year ended December 31, 2008, with an effective tax rate of 41.0%. The lower effective tax rate for 2009 results primarily from $23.7 million of tax benefits recorded in 2009 associated with decreases in reserves for uncertain tax benefits resulting from the expiration of various federal and state statutes of limitations.

2008 compared to 2007

Consolidated Results

Revenues.  Revenues increased $1.12 billion, or 42.3%, to $3.78 billion for the year ended December 31, 2008. Electric power infrastructure services revenues increased by approximately $609.9 million, or 36.1%, natural gas and pipeline infrastructure services revenues increased by approximately $411.3 million, or 87.8%, and telecommunications infrastructure services revenues increased by approximately $58.1 million, or 12.1%. Revenues increased primarily due to the full year contribution of revenues from the operations acquired through the acquisition of InfraSource, as compared to only a four month contribution to revenues from these operations in 2007 as the acquisition was completed on August 30, 2007. Revenues were also favorably impacted by an increase of approximately $76.8 million in emergency restoration services, from approximately $130.9 million in 2007 to approximately $207.7 million in 2008, due primarily to the impact of hurricanes in the Gulf Coast region of the United States in 2008. Additionally, revenues increased due to an increased number and size of projects as a result of larger capital budgets for our customers, specifically in connection with electric transmission projects and certain natural gas transmission projects, as well as improved pricing; Lastly, revenues increased due to the impact of $44.9 million in additional revenues in 2008 from the Fiber Optic Licensing segment acquired as part of the InfraSource acquisition.

Gross profit.  Gross profit increased $206.1 million, or 48.1%, to $634.9 million for the year ended December 31, 2008. The increase in gross profit results primarily from the contribution of the InfraSource operations discussed previously coupled with the effect of increased revenues. As a percentage of revenues, gross margin increased from 16.1% for the year ended December 31, 2007 to 16.8% for the year ended December 31, 2008. Gross margins were positively impacted in 2008 as compared to 2007 by improved pricing, the previously discussed increase in the amount of emergency restoration services, which typically generate higher margins, the contribution of revenues from the higher margin Fiber Optic Licensing segment acquired as part of the InfraSource acquisition and better fixed costs absorption as a result of higher revenues. These positive factors were partially offset by declines in margins derived from telecommunications revenues due primarily to losses incurred in 2008 on a telecommunication project that resulted from substantial delays and productivity issues during the third and fourth quarters of 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $68.9 million, or 28.6%, to $309.4 million for the year ended December 31, 2008. The increase in selling, general and administrative expenses was primarily a result of the addition of a full year’s administrative expenses associated with the InfraSource operations, as well as higher salaries and benefits associated with increased personnel, salary increases and increased performance bonuses. Bad debt expense increased $6.0 million in 2008 to $7.3 million primarily due to the economic downturn and volatile capital markets experienced during the second half of 2008. As a percentage of revenues, selling, general and administrative expenses decreased from 9.0% in 2007 to 8.2% in 2008 primarily due to improved cost absorption as a result of higher revenues.

Amortization of intangible assets.  Amortization of intangible assets increased $17.5 million to $36.3 million for the year ended December 31, 2008. This increase is attributable to the amortization of intangible assets associated with acquisitions completed since the beginning of 2007, primarily the acquisition of InfraSource completed on August 30, 2007.

Interest expense.  Interest expense decreased $7.3 million to $32.0 million for the year ended December 31, 2008, due to the conversion, redemption or repurchase of all of the remaining 4.5% convertible subordinated notes on or before October 8, 2008 and the maturity and repayment of the outstanding 4.0% convertible subordinated notes on July 2, 2007.

Interest income.  Interest income was $9.8 million for the year ended December 31, 2008, compared to $20.0 million for the year ended December 31, 2007. The decrease in interest income primarily relates to a lower average investment balance and lower average interest rates for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Provision for income taxes.  The provision for income taxes was $109.7 million for the year ended December 31, 2008, with an effective tax rate of 41.0%, compared to a provision of $27.7 million for the year ended December 31, 2007, with an effective tax rate of 18.5%. The lower effective tax rate for 2007 resulted from $34.4 million of tax benefits recorded in 2007 primarily due to a decrease in reserves for uncertain tax positions resulting from the settlement of a multi-year Internal Revenue Service audit in the first quarter of 2007 and the expiration of various federal and state tax statutes of limitations during the third quarter of 2007.

Segment Results

	Year Ended December 31,
	2007		2008		2009

Revenues from external customers:
Electric Power	$1,691,688	63.7%	$2,301,566	60.9%	$2,067,845	62.3%
Natural Gas and Pipeline	453,452	17.1	879,541	23.3	784,657	23.7
Telecommunications	493,465	18.6	536,778	14.2	378,363	11.4
Fiber Optic Licensing	17,431	0.6	62,328	1.6	87,261	2.6

Consolidated revenues from external customers	$2,656,036	100.0%	$3,780,213	100.0%	$3,318,126	100.0%

Operating income:
Electric Power	$160,411	9.5%	$247,671	10.8%	$226,109	10.9%
Natural Gas and Pipeline	19,965	4.4	76,169	8.7	62,663	8.0
Telecommunications	61,158	12.4	41,917	7.8	25,346	6.7
Fiber Optic Licensing	8,714	50.0	32,773	52.6	44,143	50.6
Corporate and non-allocated costs	(80,768)	N/A	(109,363)	N/A	(116,139)	N/A

Consolidated operating income	$169,480	6.4%	$289,167	7.6%	$242,122	7.3%

2009 compared to 2008

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $233.7 million, or 10.2%, to $2.07 billion for the year ended December 31, 2009. Revenues were negatively impacted by a decrease of approximately $126.5 million in revenues from emergency restoration services, from approximately $206.3 million in 2008 to approximately $79.8 million for 2009. This decrease resulted from work following hurricanes in the Gulf Coast region of the United States during 2008 which was only partially offset by emergency restoration services related to ice storms in the first quarter of 2009. Emergency restoration services associated with these hurricanes continued into the first quarter of 2009; however, no major hurricanes impacted the United States during 2009. Revenues were also negatively impacted by a decrease in electric power distribution services and other electric power infrastructure services primarily from reduced service work and capital spending by our customers, which was partially offset by increased revenues from electric transmission services related to an increased number of larger projects being performed in 2009.

Operating income decreased $21.6 million, or 8.7%, for the year ended December 31, 2009, as a result of the reduced revenues discussed above. Operating income as a percentage of revenues increased slightly from 10.8% for the year ended December 31, 2008 to 10.9% for the year ended December 31, 2009. Although there was a substantial decrease in emergency restoration services in 2009, which typically generate higher margins, the increased contribution in 2009 from higher margin electric transmission services as well as generally higher margins for other services in this segment offset this decrease. In addition, general and administrative expenses decreased approximately $6.2 million primarily due to decreased salaries and benefits expense associated with lower performance bonuses.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $94.9 million, or 10.8%, to $784.7 million for the year ended December 31, 2009. This decrease is primarily due to a decrease in gas distribution services of $73.4 million due to reduced capital spending by our customers resulting in reductions in the number and size of projects during the period. Additionally, natural gas transmission revenues contributed by Price Gregory, which was acquired on October 1, 2009, were approximately $245.1 million, which offset year over year decreases in other natural gas transmission revenues of $246.7 million resulting from larger projects during 2008 that were not replaced in 2009.

Operating income decreased $13.5 million, or 17.7%, to $62.7 million for the year ended December 31, 2009, as a result of the decreased revenues discussed above. Operating income as a percentage of revenues decreased from 8.7% for the year ended December 31, 2008 to 8.0% for the year ended December 31, 2009. The decrease in operating margins is primarily due to the lower overall revenues and the related impact on this segment’s ability to cover fixed costs, coupled with losses of $4.5 million on natural gas segment assets held for sale that were deemed to be duplicative assets as a result of the acquisition and integration of Price Gregory. These decreases were partially offset by the contribution of Price Gregory’s higher margin transmission pipeline work.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $158.4 million, or 29.5%, to $378.4 million for the year ended December 31, 2009 primarily due to reduced capital spending for fiber build-out initiatives during 2009. For the year ended December 31, 2009, revenues from fiber build-out initiatives decreased approximately $114.5 million to approximately $147.8 million as compared to approximately $262.3 million for the year ended December 31, 2008. Revenues were also negatively impacted by a decrease in the number and size of other telecommunications projects as a result of overall reduced capital spending by our customers in 2009 as compared to 2008.

Operating income decreased $16.6 million, or 39.5%, to $25.3 million for the year ended December 31, 2009, as a result of the decreased revenues discussed above. Operating income as a percentage of revenues decreased from 7.8% for the year ended December 31, 2008 to 6.7% for the year ended December 31, 2009. This decrease is a result of the lower overall revenues and the related impact on this segment’s ability to cover fixed costs during 2009.

Fiber Optic Licensing Segment Results

Revenues for this segment increased from $62.3 million, or 40.0%, to $87.3 million for the year ended December 31, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $11.4 million, or 34.7%, to $44.1 million for the year ended December 31, 2009 as a result of the increased revenues discussed above. Operating income as a percentage of revenues decreased from 52.6% to 50.6% primarily as a result of the timing of various system maintenance costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2009 increased $6.8 million to $116.1 million primarily due to a $2.9 million increase in non-capitalized costs associated with an ongoing implementation of information technology solutions, coupled with acquisition and integration costs of approximately $2.8 million incurred in 2009, principally related to the Price Gregory acquisition, and an increase in amortization of intangible assets of $2.7 million. This increase in amortization of intangible assets is primarily due to increased amortization of backlog related to the acquisition of Price Gregory on October 1, 2009, partially offset by reduced amortization expense from previously acquired intangible assets as balances became fully amortized. These increases were partially offset by decreases due to lower salaries and benefits expense in 2009 associated with lower performance bonuses.

2008 compared to 2007

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $609.9 million, or 36.1%, to $2.30 billion for the year ended December 31, 2008. In addition to the contribution of revenues from the InfraSource operations for the full year 2008 as compared to only four months in 2007, revenues were also positively impacted by an increased number and size of electric transmission projects as a result of larger capital budgets for our customers. Revenues were also positively impacted by an increase of approximately $75.4 million in emergency restoration services, from approximately

$130.9 million in 2007 to approximately $206.3 million for 2008, due primarily to work following hurricanes in the Gulf Coast region of the United States during 2008.

Operating income increased $87.3 million, or 54.4%, for the year ended December 31, 2008, as a result of the increased revenues discussed above. Operating income as a percentage of revenues increased from 9.5% for the year ended December 31, 2007 to 10.8% for the year ended December 31, 2008. Contributing to these increases was the increase in emergency restoration services, which typically generate higher margins, and better fixed cost absorption as a result of higher revenues.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $426.1 million, or 94.0%, to $879.5 million for the year ended December 31, 2008. In addition to the contribution of revenues from the InfraSource operations for the full year 2008 as compared to only four months in 2007, revenues were also positively impacted due to an increased number and size of natural gas transmission pipeline projects as a result of larger capital budgets for our customers.

Operating income increased $56.2 million, to $76.2 million for the year ended December 31, 2008, as a result of the increased revenues discussed above. Operating income as a percentage of revenues increased from 4.4% to 8.7% for the year ended December 31, 2008. These increases are due to higher overall revenues in 2008 and the related impact on this segment’s ability to cover fixed costs, as well as the larger contribution of higher margin natural gas transmission pipeline services work in 2008 versus 2007.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $43.3 million, or 8.8%, to $536.8 million for the year ended December 31, 2008. In addition to the contribution of revenues from the Infrasource operations for the full year 2008 as compared to only four months in 2007, revenues were also positively impacted by increased revenues from fiber build-out initiatives for certain of our customers.

Operating income decreased $19.2 million, or 31.5%, to $41.9 million for the year ended December 31, 2008. Operating income as a percentage of revenues decreased from 12.4% for the year ended December 31, 2007 to 7.8% for the year ended December 31, 2008. This decrease is primarily due to the replacement of a higher margin FTTx project that occurred in 2007 with a greater volume of FTTx projects that had lower margins in 2008. Also contributing to the decrease in operating income profitability for 2008 were losses recognized in 2008 associated with a telecommunications project that was profitable in 2007 but experienced substantial project delays and productivity issues in the third and fourth quarters of 2008. Additionally, prior to the acquisition of InfraSource in August of 2007, Quanta provided higher margin services to what is now our Fiber Optic Licensing segment. Subsequent to the acquisition, these services are no longer for an external customer and are therefore excluded from our results of operations.

Fiber Optic Licensing Segment Results

Revenues for this segment increased from $17.4 million for the year ended December 31, 2007 to $62.3 million for the year ended December 31, 2008. This increase in revenues is primarily a result of the inclusion of this segment for the full year in 2008 as compared to only four months in 2007 as this segment was acquired through our InfraSource acquisition in 2007, as well as our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income for the year ended December 31, 2008 increased $24.1 million, or 276.1%, to $32.8 million, as a result of the increased revenues discussed above. Operating income as a percentage of revenues increased from 50.0% to 52.6% primarily as a result of the timing of various system maintenance costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2008 increased $28.6 million to $109.4 million primarily due to an increase in amortization of intangible assets of $17.5 million, primarily associated with intangibles acquired as part of the InfraSource acquisition in 2007, and an increase of $7.3 million in stock-based compensation due to increased issuances as well as an increased number of restricted stock holders due to the acquisition of InfraSource. Additionally, bad debt expense increased $6.0 million in 2008 to $7.3 million primarily due to the economic downturn and volatile capital markets experienced during the second half of 2008, and we incurred $2.9 million in non-capitalizable costs associated with the implementation of an information technology solution. Partially offsetting these increases were decreased transaction costs of $1.7 million due to costs incurred in 2007 as part of the InfraSource acquisition, as well as lower levels of administration expenses due to the elimination of the previous InfraSource corporate office.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $699.6 million as of December 31, 2009, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. We also evaluate opportunities for strategic acquisitions from time to time that may require cash.

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at December 31, 2009. Accordingly, we do not anticipate that the volatility in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our cash and cash equivalents and funds under our credit facility will not be impacted by adverse conditions in the financial markets.

Capital expenditures are expected to be approximately $215 million for 2010. Approximately $70 million of the expected 2010 capital expenditures are targeted for the expansion of our fiber optic network, primarily in connection with committed customer arrangements.

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

Sources and Uses of Cash

As of December 31, 2009, we had cash and cash equivalents of $699.6 million, working capital of $1.09 billion and long-term obligations of $126.6 million, net of current maturities. These long-term obligations are our 3.75% Notes, which have an aggregate principal amount of $143.8 million. We also had $188.3 million of letters of credit outstanding under our credit facility, leaving $286.7 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased services in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities provided net cash to us of $376.9 million during 2009 as compared to $242.5 million during 2008 and $219.2 million during 2007. The increase in operating cash flows in 2009 as compared to 2008 is due primarily to the collection of accounts receivable and large retainage balances that were outstanding at the end of 2008, along with the lower uses of cash for working capital requirements in 2009 compared to 2008 as a result of lower overall levels of operating activity in the latter part of 2009. The increase in operating cash flows in 2008 as compared to 2007 is due primarily to higher levels of income from year over year growth and contributions from work with higher profit margins, which was largely offset by cash outflows resulting from the higher working capital requirements associated with increased 2008 operating activity.

Investing Activities

During 2009, we used net cash in investing activities of $119.7 million as compared to $219.3 million and $120.6 million used in investing activities in 2008 and 2007. Investing activities in 2009 included $165.0 million used for capital expenditures, partially offset by $9.1 million of proceeds from the sale of equipment. Additionally, investing activities in 2009 included $36.2 million of net cash acquired related primarily to our acquisition of Price Gregory. During 2008 and 2007, we used $185.6 million and $127.9 million for capital expenditures, partially offset by $15.4 million and $27.5 million of proceeds from the sale of equipment. The increase in capital expenditures of $57.7 million in 2008 compared to 2007 is related primarily to the growth in our business, in connection with our acquisition of InfraSource, and capital expenditure requirements of our Fiber Optic Licensing segment, which expended $73.9 million, $99.6 million and $23.7 million during 2009, 2008 and 2007, respectively. Investing activities during 2008 also include $34.5 million in net cash outlays for three acquisitions and $14.6 million paid to secure patents and developed technology. Quanta made four acquisitions during 2007, including InfraSource. Investing cash flows in 2007 include $20.1 million in net cash outlays for these acquisitions, including $12.1 million of acquisition expenses related to the acquisition of InfraSource. The acquisition of InfraSource was accounted for under accounting guidance that considered acquisition-related costs to be a component of the total consideration paid for acquisitions and therefore included in goodwill on the balance sheet and in investing activities on the statement of cash flows. In 2009, this guidance has changed and such treatment of acquisition related costs is no longer allowed. Investing activities in the first quarter of 2007 also included purchases and sales of variable rate demand notes (VRDNs), which were classified as short-term investments available for sale and which were presented as such in our 2007 investing activities. We have not invested in VRDNs after the first quarter of 2007.

Financing Activities

In 2009, financing activities provided net cash of $1.5 million as compared to $8.2 million provided by financing activities in 2008 and $78.9 million used in financing activities in 2007. Net cash provided by financing activities in 2009 resulted primarily from a $1.5 million tax impact from the vesting of stock-based equity awards, partially offset by cash inflows of $1.0 million from the exercise of stock options, coupled with $2.0 million in net proceeds from borrowings. Net cash provided by financing activities in 2008 resulted primarily from $6.0 million received from the exercise of stock options. Net cash used in financing activities in 2007 resulted primarily from a $60.5 million repayment of debt associated with the acquisition of InfraSource and a $33.3 million repayment of the 4.0% convertible subordinated notes.

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

As of December 31, 2009, we had approximately $188.3 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $286.7 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of December 31, 2009, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% Notes.

3.75% Convertible Subordinated Notes

At December 31, 2009, we had outstanding $143.8 million aggregate principal amount of 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $122.3 million and $126.6 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and 2009 are presented net of a debt discount of $21.5 million and $17.2 million. The debt discount is amortized as interest expense over the remaining amortization period. The debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 (ASC 470-20) as discussed in Notes 2 and 3 to the consolidated financial statements. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 (ASC 470-20) was 7.85%. At December 31, 2009, the remaining amortization period for the debt discount, which continues until the first repurchase right on April 30, 2013, is approximately 3.3 years.

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

4.5% Convertible Subordinated Notes

At December 31, 2008 and 2009, none of our 4.5% convertible subordinated notes due 2023 (4.5% Notes) were outstanding. During 2008, the holders of $269.8 million aggregate principal amount of 4.5% convertible subordinated notes due 2023 (4.5% Notes) elected to convert their notes, resulting in the issuance of 24,229,781 shares of our common stock, substantially all of which followed a notice of redemption that we would redeem on October 8, 2008 all of the 4.5% Notes outstanding pursuant to the indenture governing the notes. We also repurchased $106,000 aggregate principal amount of the 4.5% Notes on October 1, 2008 pursuant to the holders’ election and redeemed for cash $49,000 aggregate principal amount of the notes, plus accrued and unpaid interest, on October 8, 2008. As a result of all of these transactions, none of the 4.5% Notes remained outstanding as of October 8, 2008. The 4.5% Notes were originally issued in October 2003 for an aggregate principal amount of $270.0 million and required semi-annual interest payments on April 1 and October 1 until maturity.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2009, the maximum guaranteed residual value was approximately $133.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2009, we had $188.3 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for any bonds that were outstanding under it on August 30, 2007 and have not expired or been replaced, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-

related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2009, the total amount of outstanding performance bonds was approximately $732.5 million, and the estimated cost to complete these bonded projects was approximately $177.6 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. We have also guaranteed the obligations of our wholly owned subsidiary under the joint venture arrangement with a third party engineering company entered into in the first quarter of 2009, which is described in Notes 2, 11 and 15 to our consolidated financial statements.

Contractual Obligations

As of December 31, 2009, our future contractual obligations are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter

Long-term obligations — principal	$147,176	$3,426	$—	$—	$143,750	$—	$—
Long-term obligations — interest	17,968	5,391	5,391	5,391	1,795	—	—
Operating lease obligations	143,358	50,783	34,591	22,691	16,397	7,671	11,225
Committed capital expenditures for fiber optic networks under contracts with customers	12,103	12,103	—	—	—	—	—

Total	$320,605	$71,703	$39,982	$28,082	$161,942	$7,671	$11,225

Actual maturities of our long-term obligations may differ from contractual maturities because convertible note holders may convert their notes prior to the maturity dates or subsequent to optional maturity dates. Additionally, the $143.8 million aggregate principal amount above differs from the approximately $126.6 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2009 due to the balance sheet amount being presented net of a discount of approximately $17.2 million.

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of December 31, 2009, the total unrecognized tax benefit related to uncertain tax positions was $45.2 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next twelve months unrecognized tax benefits will decrease up to $9.3 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Our multi-employer pension plan contributions are determined annually based on our union employee payrolls, which cannot be determined in advance for future periods. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded. For further information, see our risk factor regarding our unionized operations in Item 1A. “Risk Factors.”

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required to secure our obligations under our casualty insurance program, which is discussed above, has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Our deductibles have varied in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and December 31, 2009, the gross amount accrued for insurance claims totaled $147.9 million and $153.6 million, with $105.0 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and December 31, 2009 were $12.5 million and $33.7 million, of which $7.2 million and $13.4 million are included in prepaid expenses and other current assets and $5.3 million and $20.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, our overall risk exposure would increase which could negatively affect our results of operations and financial condition.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the volatility in the financial markets has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of ongoing economic downturn and volatility of the markets. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables for services we have performed. No customer represented 10% or more of revenues during the years ended December 31, 2007, 2008 or 2009 or of accounts receivable as of December 31, 2009 or 2008.

Litigation

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies and payables to prior owners who are now employees.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2007, 2008 and 2009, inflation did not have a significant effect on our results.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, we adopted FSP APB 14-1 (ASC 470-20), which requires issuers of certain convertible debt instruments to separately account for the liability and equity components in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt instrument’s conversion feature. FSP APB 14-1 (ASC 470-20) has been applied retrospectively to all periods presented. Accordingly, we recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, we recorded non-cash interest expense during 2009 and will continue doing so until our 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) non-cash interest expense was recorded in 2009. See the tables in Note 3 of our consolidated financial statements for the impact of FSP APB 14-1 (ASC 470-20) as of December 31, 2008 and for the years ended December 31, 2007 and 2008.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260, Earnings Per Share). FSP EITF 03-6-1 (ASC 260) states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1 (ASC 260). All of our restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-6-1 (ASC 260). Prior to the retrospective application of FSP EITF 03-6-1 (ASC 260) on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding but were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-6-1 (ASC 260) on earnings per share for prior periods is immaterial. Additionally, the adoption of FSP EITF 03-6-1 (ASC 260) had no material impact on basic and diluted income per share in the year ended December 31, 2009. See Note 3 to our consolidated financial statements for the impact of adopting FSP EITF 03-6-1 (ASC 260) for the years ended December 31, 2007 and 2008.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805, Business Combinations). FSP FAS 141(R)-1 (ASC 805) amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) (ASC 805) and has the same effective date as SFAS No. 141(R) (ASC 805). Accordingly, we adopted FSP

FAS 141(R)-1 (ASC 805) effective January 1, 2009. FSP FAS 141(R)-1 (ASC 805) carries forward the requirements in SFAS No. 141, “Business Combinations,” which is now superseded, for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC 450, Contingencies). FSP FAS 141(R)-1 (ASC 805) also amends the disclosure requirements of SFAS No. 141(R) (ASC 805) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. We have applied the provisions of this ASC for business combinations with an acquisition date on or after January 1, 2009.

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

In June 2009 and February 2010, we adopted SFAS No. 165, “Subsequent Events” (ASC 855, Subsequent Events). Although SFAS No. 165 (ASC 855) should not result in significant changes in the subsequent events an entity reports, it requires enhanced disclosures related to subsequent events including the date through which an entity has evaluated subsequent events. SFAS No. 165 (ASC 855) is effective for interim and annual financial statements ending after June 15, 2009 and must be applied prospectively. In February 2010, the FASB amended this guidance to remove the requirement to include the date through which an entity has evaluated subsequent events.

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

Accounting Standards Not Yet Adopted.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (ASC 860, Transfers and Servicing) and SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R)” (ASC 810, Consolidations) Together these new standards aim to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. These new standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009, and for interim periods within that first year, with earlier adoption prohibited. Accordingly, we adopted SFAS Nos. 166 (ASC 860) and 167 (ASC 810) on January 1, 2010. We believe the impact, if any, from the adoption of SFAS Nos. 166 (ASC 860) and 167 (ASC 810) will not be material.

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

Revenue Recognition

Infrastructure Services — Through our Electric Power Infrastructure Services, Natural Gas and Pipeline Infrastructure Services and Telecommunications Infrastructure Services segments, we design, install and maintain networks for the electric power, natural gas and oil, telecommunications and cable television industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue as units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with our work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors are periodically reviewed and may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

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

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2008 and 2009, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $34.6 million and $35.9 million and are recognized as deferred revenue, with $25.1 million and $25.4 million considered to be long-term and included in other non-current liabilities. Actual revenues may differ from those estimates if the contracts are not renewed as expected.

Self-Insurance.  We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, we renewed our employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required by us to secure our obligations under our casualty insurance program, which is discussed further below, has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Our deductibles have varied in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries.

These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and 2009, the gross amount accrued for insurance claims totaled $147.9 million and $153.6 million, with $105.0 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and 2009 were $12.5 million and $33.7 million, of which $7.2 million and $13.4 million are included in prepaid expenses and other current assets and $5.3 million and $20.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, our overall risk exposure would increase, which could cause an increase in the liabilities we bear.

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

Under the discounted cash flow method, we determine fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a three-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2007, 2008 and 2009:

	Operating Units
	Providing
	Predominantly			Operating Units
	Electric Power and			Providing			Operating Unit
	Natural Gas			Predominantly			Providing
	and Pipeline			Telecommunications			Fiber Optic
	Services			Services			Licensing
	2007	2008	2009	2007	2008	2009	2007	2008	2009

Years of cash flows before terminal value	5	5	5	5	5	5	N/A	15	15
Discount rates	14%	14% to 15%	15%	15% to 17%	15% to 17%	14% to 15%	N/A	15%	14%
EBITDA multiples	7.0 to 9.0	6.0 to 8.0	5.0 to 7.5	6.0 to 8.0	5.0 to 6.0	3.5 to 5.5	N/A	10.0	9.5
Weighting of three approaches:
Discounted cash flows	60%	70%	70%	60%	70%	70%	N/A	90%	90%
Market multiple	20%	15%	15%	20%	15%	15%	N/A	5%	5%
Market capitalization	20%	15%	15%	20%	15%	15%	N/A	5%	5%

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

During 2007, 2008 and 2009, a goodwill analysis was performed for each operating unit with estimates and industry comparables obtained from the electric power, natural gas and pipeline, telecommunications and fiber optic licensing industries. At December 31, 2007, we did not perform a separate goodwill impairment analysis for the operating unit that provides fiber optic licensing as we had recently acquired this operating unit on August 30, 2007 in connection with our acquisition of InfraSource Services, Inc., and goodwill associated with that transaction was assessed in the aggregate. The 15-year discounted cash flow model used for fiber optic licensing was based on the long-term nature of the underlying fiber network licensing agreements.

We assigned a higher weighting to the discounted cash flow approach during each year to reflect increased expectations of market value being determined from a “held and used” model. At December 31, 2008 and 2009, we increased the weighting for the discounted cash flow approach as compared to December 31, 2007 due to the continued volatility of the capital markets at the end of 2008 and 2009 and the impact such volatility may have had on the accuracy of the market multiple and market capitalization approaches. Also at December 31, 2008, we increased some discount rates and decreased EBITDA multiples at reporting units to reflect potential declines in market conditions. At December 31, 2009, we further decreased EBITDA multiples at operating units to reflect potential declines in market conditions in light of the continued economic recession.

As stated previously, cash flows are derived from budgeted amounts and operating forecasts which have been evaluated by management. In connection with the 2009 assessment, projected growth rates by reporting unit varied widely with ranges from 0% to 20% for operating units in the electric power and the natural gas and pipeline divisions, 0% to 25% for operating units in telecommunications and 9% to 28% for the operating unit in fiber optic licensing.

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

Based on the first step of the goodwill impairment analysis, we determined that, as of December 31, 2009, the fair value of each reporting unit was in excess of its carrying value. We considered the sensitivity of these fair value estimates to changes in certain of management’s assumptions, noting that, after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of our assessment would not have changed. Additionally, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2009 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Further, our market capitalization at December 31, 2009 was approximately $4.3 billion, and our carrying value, including goodwill, was approximately $3.1 billion. Accordingly, we determined that there was no goodwill impairment at December 31, 2009. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them and therefore our reporting units. Certain of our customers, in particular our electric power, telecommunications and natural gas and pipeline customers, have reduced spending in 2009, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. We continue to monitor the impact of the economic environment on our reporting units and the valuation of recorded goodwill. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

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

Valuation of Other Intangibles.  Other intangible assets that have indefinite useful lives are not amortized but, instead, must be tested at least annually for impairment in a manner similar to that described above for goodwill. We currently do not have any other intangible assets with indefinite useful lives. However, we do have other intangible assets with definite lives. Our intangible assets include customer relationships, trade names, backlog, non-compete agreements and patented rights and developed technology. The value of customer relationships is estimated using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required rates of return. We value backlog based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog.

We amortize intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Valuation of Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Such expense would be reflected in income (loss) from operations in the consolidated statements of operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts.  We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in our customers’ cash flows, which may be further impacted by the current financial crisis and volatility of the markets, could affect our ability to collect amounts due from them. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided.

Income Taxes.  We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

We record reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in our future consolidated balance sheets and statements of operations.

Outlook

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. As a result, many of our customers reduced spending in 2009, negatively impacting our revenues throughout the year. While we believe that economic conditions may begin to improve in the next six months and create increased demand for our services in the second half of 2010, we anticipate that the first quarter of 2010 will be challenging. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage the challenges and uncertainties created by the adverse economic and market conditions.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades to meet future demands for power. Over the past two years, many utilities across the country have begun to implement plans to improve their transmission and distribution systems, with a more significant focus on the upgrade and build-out of the transmission grid. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. We have seen a slowdown in spending by our customers on their distribution systems, which we believe is due primarily to adverse economic and market conditions, and we expect distribution spending to remain slow during 2010. We believe, however, that utilities remain committed to the expansion and strengthening of their transmission infrastructure, and we do not expect significant delays in most of the large transmission projects. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. However, if economic and market conditions remain stagnant or worsen, spending on these projects could be negatively affected as well. Additionally, as an indirect result of the economic downturn, overall demand for electricity has decreased, which could affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects. However, demand for electricity is expected to increase over the long-term, which we believe will result in increased spending and more demand for our services in the future.

Several existing or pending legislative or regulatory actions, as well as renewable energy initiatives, may affect demand for the services provided by this segment. For example, the American Clean Energy and Security Act (ACES Act), which was approved by the House of Representatives in June 2009 and is being reviewed by the Senate, could positively impact electric power infrastructure spending in the long-term. If enacted as proposed, the ACES Act could alleviate some of the siting and right-of-way challenges that impact transmission projects, potentially accelerating future transmission projects. A recent alliance among nine federal agencies, including the Environmental Protection Agency, the Department of Energy and the Federal Energy Regulatory Commission, is also intended to simplify and streamline the siting and approval process for building new transmission lines on federal lands. We also anticipate increased infrastructure spending as a result of the Energy Policy Act of 2005, which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems. In addition, we expect the construction of renewable energy facilities, including wind and solar power generation sources, to result in the need for additional transmission lines and substations. As a result of these and other factors, we expect a continued shift over the long-term in our electric power service mix to a greater proportion of high-voltage electric power transmission and substation projects, as well as opportunities to provide installation services for renewable projects. Many of these projects have a long-term horizon, and timing and scope can be negatively affected by numerous factors, including regulatory permitting, availability of funding and the effect of adverse economic and market conditions and final legislation.

We believe that opportunities also exist for us to provide engineering, project management and installation services for renewable projects, including wind and solar. State renewable portfolio standards, which set required or voluntary standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. Tax incentives and government stimulus funds are also expected to encourage development. Additionally, the pending ACES Act includes a proposed federal renewable portfolio standard that we expect could further advance the installation of renewable generation facilities. While overall renewable energy spending has declined since the latter part of 2008, due in part to slow government funding and tight credit markets, we saw some increased spending in the fourth quarter of 2009 and we expect future spending on renewable energy initiatives to increase in 2010 and beyond, although investments could be affected by further government funding delays, as well as capital constraints if the financial markets worsen or remain stagnant. It is also not certain when or if the ACES Act and other proposed legislation will be enacted or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation.

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

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long-term in our natural gas operations, primarily in natural gas pipeline installation and maintenance and related services such as gas gathering and pipeline integrity. We believe our recent acquisition of Price Gregory, which significantly expands our natural gas services and positions us as a leading provider of transmission pipeline infrastructure services in North America, will allow us to take advantage of these opportunities. However, the natural gas industry is cyclical as a result of fluctuations in natural gas prices, and over the past twelve months, spending in this industry has been negatively impacted by lower natural gas prices, a reduction in the development of natural gas resources and capital constraints. We believe that the cyclical nature of this business can be somewhat normalized by opportunities associated with an increase in the on-going development of gas shale formations, which will require the construction of transmission infrastructure to connect production with demand centers. Additionally, we believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. In the past, our natural gas operations have been challenged by lower margins overall, due in part to our natural gas distribution services that have been impacted by certain lower margin contracts and by declines in new housing construction. As a result, as evidenced by our acquisition of Price Gregory, we have primarily focused our efforts on natural gas transmission opportunities and other more profitable services, and we are optimistic about these operations in the future. However, we expect economic and market conditions as well as lower natural gas prices to continue to adversely affect this business in the near-term.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we believe opportunities exist as a result of various initiatives on-going by several wireline carriers and government organizations with respect to deployment of fiber to the premises (FTTP) and fiber to the node (FTTN). Such initiatives have been underway by Verizon and AT&T since 2007. In addition, other telecommunications providers and municipalities and other government jurisdictions are also active in these opportunities. Since the second quarter of 2008, however, we have experienced a decline in revenues from our telecommunications services, primarily as a result of the significant slowdown in FTTP and FTTN deployment. We expect future opportunities from certain rural broadband deployment projects to underserved and unserved areas, as stimulus funding for these projects will likely be awarded starting in 2010 to municipalities, states and rural telephone companies, some of which are long-standing customers. As a result of these factors, we expect spending on FTTP and FTTN and other broadband deployment to improve in 2010, although if economic and market conditions remain stagnant or further deteriorate, this spending could be further delayed. In connection with our wireless services, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. In particular, the transition to 4G technology by wireless service providers will require the enhancement of their networks. We also anticipate spending by our customers on fiber optic “backhaul” to provide links from wireless cell sites to broader voice, data and video networks. We expect increased opportunities from these various plans over the long-term, with the timing and amount of spending on these plans somewhat dependent on future economic and market conditions.

We anticipate that the future initiatives by the telecommunication carriers will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers; however, the timing of any upgrades is uncertain.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets such as education and healthcare where secure high-speed networks are important. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the adverse impact, if any, of the ongoing economic downturn on these growth opportunities. To support the growth in this business, we anticipate the need for continued significant capital expenditures. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels.

Conclusion

Spending by our customers declined in 2009, resulting in an overall reduction in our 2009 revenues. While our customers have historically continued to spend throughout short-term economic softness or weak recessions, the longer-term recession we are experiencing has had an adverse impact on our customers’ spending. In addition, the volatility of the capital markets has negatively affected some of our customers’ plans for projects, and it may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. It is uncertain when and to what extent the current unfavorable economic and market conditions will improve, or if they will deteriorate further. Despite reductions in capital spending by some of our customers, our revenues in certain of the industries we serve may not continue to decline significantly, as we anticipate that utilities will continue spending on projects to upgrade and build out their transmission systems and continue outsourcing more of their work, in part due to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that, through the acquisition of Price Gregory, we are one of the largest full-service solution providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are recognized as a key partner in deploying these services.

With the growth in several of our markets and our margin enhancement initiatives, we expect to continue to see our gross margins generally improve over the long-term, although reductions in spending by our customers could further negatively affect our margins, with the most significant impact to our telecommunications operations and natural gas and electric power distribution services. Additionally, gross margins may be negatively impacted on a quarterly basis due to adverse weather conditions and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve. These initiatives include aligning our workforce with our current revenue base, evaluating opportunities to reduce the number of field offices and evaluating our non-core assets for potential sale. Such initiatives could result in future charges related to, among other things, severance, retention, the shutdown and consolidation of facilities, property disposal and other exit costs.

Capital expenditures for 2010 are expected to be approximately $215 million, of which approximately $70 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2010 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

We continue to evaluate other potential strategic acquisitions or investments to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners for liquidity. We also believe that our financial strength and experienced management team will be attractive to acquisition candidates.

We believe that we are adequately positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operating units with broad geographic reach, financial capability and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long-term; however, we cannot predict the actual timing, magnitude or impact these opportunities and trends will have on our operating results and financial position, especially in light of the economic downturn and weak capital markets.

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisition of Price Gregory;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of renewable energy initiatives, the American Recovery and Reinvestment Act of 2009 (ARRA) and other existing or potential energy legislation;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic and financial conditions, including the ongoing volatility in the capital markets, and trends in relevant markets;

•	Delays, reductions in scope or cancellations of existing projects, including as a result of capital constraints that may impact our customers;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	The impact of adverse weather conditions on our operations;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to generate internal growth;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	The failure to effectively integrate Price Gregory and its operations or to realize potential synergies, such as cross-selling opportunities, from the acquisition;

•	Our ability to effectively compete for new projects;

•	Potential failure of renewable energy initiatives, the ARRA or other existing or potential energy legislation to result in increased spending in the industries we serve;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our ability to realize our backlog;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to successfully identify, complete and integrate acquisitions, including Price Gregory;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of goodwill, other intangible asset or long-lived asset impairments;

•	The potential inability to realize a return on our capital investments in our fiber optic infrastructure;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectability of receivables;

•	Liabilities for claims that are not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Liabilities and/or harm to our reputation resulting from failures of our joint venture partners to perform;

•	Risks related to the implementation of an information technology solution;

•	Potential lack of available suppliers, subcontractors or equipment manufacturers;

•	Our growth outpacing our infrastructure;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our fiber optic licensing business, additional regulation relating to existing or potential foreign operations and changes to legislation under the presidential administration;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Potential losses associated with hedged transactions;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing, leasing and investment activities and thereby our ability to grow our operations;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The potential conversion of our outstanding 3.75% Notes into cash and/or common stock; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A “Risk Factors” in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

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

Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the recent volatility in the financial markets is likely to continue to have a significant negative impact on the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally with collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the current financial crisis and volatility of the markets. However, we believe the concentration of credit risk related to trade accounts receivable is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

Interest Rate and Market Risk.  Our exposure to interest rate and market risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock rises and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of December 31, 2008 and 2009, the fair value of the aggregate principal amount of our fixed-rate debt of $143.8 million was approximately $136.6 million and $160.8 million, based upon quoted secondary market prices on or before such dates. In addition, the volatility of the credit markets has had a negative impact on interest income in the last several quarters, and it is likely to significantly impact our interest income related to our cash investments in the near-term.

Currency Risk.  In the third quarter of 2009, one of our Canadian operating units entered into three forward contracts with settlement dates in December 2009, June 2010 and November 2010, to reduce foreign currency risk associated with anticipated customer sales that are denominated in South African rand. This same operating unit also entered into three additional forward contracts to reduce the foreign currency exposure associated with a series of forecasted intercompany payments denominated in U.S. dollars to be made in the next twelve months, which also had settlement dates in December 2009, June 2010 and November 2010.

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, with one contract for approximately $5.8 million ($CAD) being settled in December 2009. These contracts have been accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the South African rand and the Canadian dollar have been recorded in other comprehensive income (loss) prior to their settlement and have been and will be reclassified into earnings in the periods in which the hedged transactions occur. During the year ended December 31, 2009, approximately $0.3 million of loss was reclassified into income in connection with the settled contract. During the year ended December 31, 2009, a gain of $0.1 million was recorded to other comprehensive income (loss) related to the two remaining South African rand to Canadian dollar forward contracts.

The three Canadian dollar to U.S. dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination, with one contract for approximately $5.0 million having settled in December 2009. Such contracts have also been accounted for as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the Canadian dollar and the U.S. dollar have been recorded in other comprehensive income (loss) prior to their settlement and have been or will be reclassified into earnings in the periods in which the hedged transactions occur. During the year ended December 31, 2009, a loss of $0.5 million was reclassified into earnings in connection with the settled contract and a loss of $0.5 million was recorded to other comprehensive income (loss) related to the two remaining Canadian dollar to U.S. dollar forward contracts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 excluded the four acquisitions which were completed during 2009. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. Collectively, Quanta’s 2009 acquisitions comprised approximately 11% of our consolidated assets at December 31, 2009 and approximately 8% of our consolidated revenues for the year ended December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its four 2009 acquisitions from its assessment of internal control over financial reporting as of December 31, 2009 because these acquisitions were acquired by the Company through purchase business combinations during 2009. We have also excluded the Company’s four 2009 acquisitions from our audit of internal control over financial reporting. The 2009 acquisitions of the Company and its related subsidiaries are wholly owned subsidiaries of the Company and have total assets and revenues which represent approximately 11% and approximately 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2010

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(In thousands, except share information)

ASSETS
Current Assets:
Cash and cash equivalents	$437,901	$699,629
Accounts receivable, net of allowances of $8,802 and $8,119	795,251	688,260
Costs and estimated earnings in excess of billings on uncompleted contracts	54,379	61,239
Inventories	25,813	33,451
Prepaid expenses and other current assets	72,063	100,213

Total current assets	1,385,407	1,582,792
Property and equipment, net of accumulated depreciation of $330,070 and $383,714	635,456	854,437
Other assets, net	33,479	45,345
Other intangible assets, net of accumulated amortization of $57,215 and $96,167	140,717	184,822
Goodwill	1,363,100	1,449,558

Total assets	$3,558,159	$4,116,954

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$1,155	$3,426
Accounts payable and accrued expenses	400,253	422,034
Billings in excess of costs and estimated earnings on uncompleted contracts	50,390	70,228

Total current liabilities	451,798	495,688
Convertible subordinated notes, net of discount of $21,475 and $17,142	122,275	126,608
Deferred income taxes	83,861	167,575
Insurance and other non-current liabilities	217,851	216,522

Total liabilities	875,785	1,006,393

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 199,317,237 and 211,977,811 shares issued and 196,928,203 and 209,378,308 shares outstanding	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 662,293 shares issued and outstanding	—	—
Additional paid-in capital	2,803,836	3,065,581
Retained earnings (accumulated deficit)	(86,326)	75,836
Accumulated other comprehensive income (loss)	(2,956)	3,502
Treasury stock, 2,389,034 and 2,599,503 common shares, at cost	(32,182)	(35,738)

Total stockholders’ equity	2,682,374	3,109,183
Noncontrolling interest	—	1,378

Total equity	2,682,374	3,110,561

Total liabilities and equity	$3,558,159	$4,116,954

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except per share information)

Revenues	$2,656,036	$3,780,213	$3,318,126
Cost of services (including depreciation)	2,227,289	3,145,347	2,724,638

Gross profit	428,747	634,866	593,488
Selling, general and administrative expenses	240,508	309,399	312,414
Amortization of intangible assets	18,759	36,300	38,952

Operating income	169,480	289,167	242,122
Interest expense	(39,328)	(32,002)	(11,269)
Interest income	19,977	9,765	2,456
Loss on early extinguishment of debt, net	(34)	(2)	—
Other income (expense), net	(546)	342	421

Income from continuing operations before income taxes	149,549	267,270	233,730
Provision for income taxes	27,684	109,705	70,195

Income from continuing operations	121,865	157,565	163,535
Discontinued operation:
Income from discontinued operation (net of income tax expense of $1,345, none and none)	2,837	—	—

Net income	124,702	157,565	163,535
Less: Net income attributable to noncontrolling interest	—	—	1,373

Net income attributable to common stock	$124,702	$157,565	$162,162

Basic earnings per share attributable to common stock:
Income from continuing operations	$0.89	$0.89	$0.81
Income from discontinued operation	0.02	—	—

Net income attributable to common stock	$0.91	$0.89	$0.81

Weighted average basic shares outstanding	136,894	178,033	200,733

Diluted earnings per share attributable to common stock:
Income from continuing operations	$0.86	$0.87	$0.81
Income from discontinued operation	0.02	—	—

Net income attributable to common stock	$0.88	$0.87	$0.81

Weighted average diluted shares outstanding	161,520	196,975	201,311

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(In thousands)

Cash Flows from Operating Activities:
Net income	$124,702	$157,565	$163,535
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation	55,900	77,654	86,862
Amortization of intangibles	18,759	36,300	38,952
Non-cash interest expense	18,315	14,894	4,333
Amortization of debt issuance costs	2,151	1,894	921
Amortization of deferred revenue	(2,932)	(9,634)	(13,987)
Loss on sale of property and equipment	5,328	2,499	8,758
Gain on sale of discontinued operation	(2,348)	—	—
Loss on early extinguishment of debt	34	2	—
Foreign currency (gain) loss	—	—	(267)
Provision for doubtful accounts	1,216	7,257	2,690
Provision for insurance receivable	—	3,375	—
Deferred income tax provision (benefit)	(941)	2,588	26,911
Non-cash stock-based compensation	9,362	16,692	19,875
Tax impact of stock-based equity awards	(6,275)	(2,266)	1,509
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(1,037)	(77,919)	253,070
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,212)	23,473	6,002
Inventories	6,715	309	7,536
Prepaid expenses and other current assets	(15,517)	77	(10,580)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(14,879)	(840)	(170,010)
Billings in excess of costs and estimated earnings on uncompleted contracts	24,500	(15,177)	(50,267)
Other, net	6,399	3,757	1,055

Net cash provided by operating activities	219,240	242,500	376,898

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	27,498	15,407	9,064
Additions of property and equipment	(127,931)	(185,634)	(164,980)
Cash paid for acquisitions, net of cash acquired	(20,137)	(34,547)	36,234
Cash paid for developed technology	—	(14,573)	—
Purchases of short-term investments	(309,055)	—	—
Proceeds from the sale of short-term investments	309,055	—	—

Net cash used in investing activities	(120,570)	(219,347)	(119,682)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	6,532	1,791	5,316
Payments on other long-term debt	(67,865)	(1,651)	(3,301)
Repayments of convertible subordinated notes	(33,294)	(156)	—
Issuances of stock	(875)	—	—
Tax impact of stock-based equity awards	6,275	2,266	(1,509)
Exercise of stock options	10,288	5,987	975

Net cash provided by (used in) financing activities	(78,939)	8,237	1,481

Effect of foreign exchange rate changes on cash and cash equivalents	3,663	(570)	3,031
Net increase in cash and cash equivalents	23,394	30,820	261,728
Cash and cash equivalents, beginning of year	383,687	407,081	437,901

Cash and cash equivalents, end of year	$407,081	$437,901	$699,629

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(19,467)	$(18,248)	$(5,864)
Income tax paid	(61,052)	(81,522)	(56,565)
Income tax refunds	1,704	4,526	2,385

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated	Retained
			Limited Vote		Additional	Other	Earnings		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Stock	Equity	Interest	Equity
	(In thousands, except share information)

Balance, December 31, 2006 (revised)	117,618,130	$1	915,805	$—	$1,103,331	$—	$(340,480)	$(22,610)	$740,242	$—	$740,242
Foreign currency translation adjustment	—	—	—	—	—	3,663	—	—	3,663	—	3,663
Adoption of FIN No. 48 (a component of ASC 740)	—	—	—	—	—	—	1,471	—	1,471	—	1,471
Adoption of authoritative guidance on convertible debt	—	—	—	—	63,284	—	(29,584)	—	33,700	—	33,700
InfraSource acquisition	49,975,553	1	—	—	1,271,574	—	—	—	1,271,575	—	1,271,575
Other acquisitions	1,085,452	—	—	—	22,380	—	—	—	22,380	—	22,380
Conversion of Limited Vote Common Stock to common stock	155,634	—	(155,634)	—	—	—	—	—	—	—	—
Restricted stock activity	348,775	—	—	—	9,362	—	—	(5,070)	4,292	—	4,292
Stock options exercised	1,072,087	—	—	—	10,288	—	—	—	10,288	—	10,288
Income tax benefit from long-term incentive plans	—	—	—	—	6,275	—	—	—	6,275	—	6,275
Other	—	—	—	—	139	—	—	—	139	—	139
Net income	—	—	—	—	—	—	124,702	—	124,702	—	124,702

Balance, December 31, 2007	170,255,631	2	760,171	—	2,486,633	3,663	(243,891)	(27,680)	2,218,727	—	2,218,727
Foreign currency translation adjustment	—	—	—	—	—	(6,619)	—	—	(6,619)	—	(6,619)
Acquisitions	1,072,196	—	—	—	22,436	—	—	—	22,436	—	22,436
Conversion of 4.5% Convertible Subordinated Notes	24,229,781	—	—	—	269,822	—	—	—	269,822	—	269,822
Conversion of Limited Vote Common Stock to common stock	11,790	—	(11,790)	—	—	—	—	—	—	—	—
Exchange of Limited Vote Common Stock for common stock	90,394	—	(86,088)	—	—	—	—	—	—	—	—
Restricted stock activity	568,599	—	—	—	16,692	—	—	(4,502)	12,190	—	12,190
Stock options exercised	699,812	—	—	—	5,987	—	—	—	5,987	—	5,987
Income tax benefit from long-term incentive plans	—	—	—	—	2,266	—	—	—	2,266	—	2,266
Net income	—	—	—	—	—	—	157,565	—	157,565	—	157,565

Balance, December 31, 2008	196,928,203	2	662,293	—	2,803,836	(2,956)	(86,326)	(32,182)	2,682,374	—	2,682,374
Foreign currency translation adjustment	—	—	—	—	—	6,868	—	—	6,868	—	6,868
Acquisitions	11,468,916		—	—	242,494	—	—	—	242,494	5	242,499
Restricted stock activity	881,835	—	—	—	19,875	—	—	(3,556)	16,319	—	16,319
Stock options exercised	99,354	—	—	—	975	—	—	—	975	—	975
Income tax benefit from long-term incentive plans	—	—	—	—	(1,599)	—	—	—	(1,599)	—	(1,599)
Loss on foreign currency hedges	—	—	—	—	—	(410)	—	—	(410)	—	(410)
Net income	—	—	—	—	—	—	162,162	—	162,162	1,373	163,535

Balance, December 31, 2009	209,378,308	$2	662,293	$—	$3,065,581	$3,502	$75,836	$(35,738)	$3,109,183	$1,378	$3,110,561

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading national provider of specialized contracting services, offering infrastructure solutions to the electric power, natural gas, oil and telecommunications industries. Quanta reports its results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains wind turbine facilities and solar arrays and related switchyards and transmission networks for renewable power generation sources. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

Natural Gas and Pipeline Infrastructure Services Segment

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gas gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, pipeline integrity and rehabilitation and fabrication of pipeline support systems and related structures and facilities. This segment also provides emergency restoration services, including repairing natural gas and oil pipeline infrastructure damaged by inclement weather. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. The Fiber Optic

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Licensing segment provides services to educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Acquisitions

On October 1, 2009, Quanta acquired Price Gregory Services, Incorporated (Price Gregory). In connection with the acquisition, Quanta issued approximately 10.9 million shares of Quanta common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. As the transaction was effective October 1, 2009, the results of Price Gregory have been included in the consolidated financial statements beginning on such date. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America, specializing in the construction of large diameter transmission pipelines. Price Gregory’s financial results will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

During 2009, Quanta made three other acquisitions of businesses that predominately provide electric power and telecommunications services, and are reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. These acquisitions allow Quanta to further expand its capabilities and scope of services in various locations around the United States. Additionally, Quanta acquired InfraSource Services, Inc. (InfraSource), which provided specialized infrastructure contracting services to the electric power, gas and telecommunications industries, effective August 31, 2007. The results of InfraSource’s operations have been included in the consolidated financial statements beginning on such date. The acquisition enhanced and expanded Quanta’s capabilities in its existing service areas and added the Fiber Optic Licensing segment.

During 2007 and 2008, Quanta made six other acquisitions of businesses which have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates.

Discontinued Operation

On August 31, 2007, Quanta sold the operating assets associated with the business of Environmental Professional Associates, Limited (EPA), a Quanta subsidiary. Accordingly, Quanta has presented EPA’s results of operations for the 2007 period as a discontinued operation in the accompanying consolidated statements of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or partially consolidated, as discussed in following summary of significant accounting policies. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, valuation of derivative contracts, purchase price allocations, liabilities for self-insured claims, convertible debt, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision for income taxes and calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Revision of Previously Issued Financial Statements

During the third quarter of 2009, Quanta revised its December 31, 2008 balance sheet for the correction of certain errors identified in its deferred tax asset and liability accounts during the years 2000 through 2004. These items were identified in connection with Quanta’s 2009 analysis of its tax basis balance sheet, whereby Quanta determined that certain deferred tax asset and liability accounts related primarily to goodwill impairments and certain bad debt expense transactions were misstated. The cumulative impact of these items from the period January 1, 2005 through December 31, 2008 was an understatement of deferred tax assets, an overstatement of deferred tax liabilities, an overstatement of accumulated deficit and an understatement of total stockholders’ equity. Quanta evaluated the impact of these items under the guidance in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, “Materiality,”) on each of the years affected between 2000 and 2004 and on a cumulative basis for all prior periods subsequent to 2004 and through December 31, 2008 and concluded the items were not material to any such periods. Management also evaluated the impact of correcting these items through a cumulative adjustment to Quanta’s 2009 financial statements and concluded that the cumulative impact would have been material to its interim results for the three and nine month periods ended September 30, 2009. As a result of these evaluations and based on the guidance within ASC 250-10 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”), management has revised its previously issued financial statements to reflect the cumulative impact of this correction. The following table presents the impact of this revision on Quanta’s December 31, 2008 balance sheet (in thousands):

	As Reported(a)	Adjustment	As Revised

Prepaid expenses and other current assets	$68,147	$3,916	$72,063
Total assets	3,554,243	3,916	3,558,159
Deferred income tax liability	91,104	(7,243)	83,861
Total liabilities	883,028	(7,243)	875,785
Accumulated deficit	(97,485)	11,159	(86,326)
Total stockholders’ equity	2,671,215	11,159	2,682,374
Total liabilities and equity	$3,554,243	$3,916	$3,558,159

(a)	Amounts displayed “as reported” reflect the impact of the adoption of FSP APB 14-1 (ASC 470-20). See additional discussion in Note 3.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $437.9 million and $699.6 million as of December 31, 2008 and 2009. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents, which are carried at fair value. At December 31, 2008 and 2009, cash equivalents were $399.1 million and $636.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of December 31, 2008 and 2009, cash and cash equivalents held in domestic bank accounts was approximately $433.7 million and $669.8 million and cash and cash equivalents held in foreign bank accounts was approximately $4.2 million and $29.8 million.

Short-Term Investments

Quanta held no short-term investments as of December 31, 2008 or 2009; however, during the first quarter of 2007, Quanta invested from time to time in variable rate demand notes (VRDNs), which were classified as short-term investments, available for sale when held. The income from VRDNs was tax-exempt to Quanta.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the continuing economic downturn and volatility of the markets, could affect its ability to collect amounts due from them. As of December 31, 2008 and 2009, Quanta had total allowances for doubtful accounts of approximately $8.8 million and $8.1 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date will be collected within the subsequent fiscal year. Current retainage balances as of December 31, 2008 and 2009 were approximately $101.1 million and $152.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2008 and 2009 were $6.0 million and $2.4 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2008 and 2009, the balances of unbilled receivables included in accounts receivable were approximately $122.9 million and $96.9 million.

Inventories

Inventories consist primarily of parts and supplies held for use in the ordinary course of business which are valued by Quanta at the lower of cost or market as determined by using either the first-in, first-out (FIFO) method or the average costing method. Inventories also include certain job specific materials not yet installed which are valued using the specific identification method.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $55.9 million, $77.7 million and $86.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Quanta capitalizes costs associated with internally developed or constructed assets primarily associated with fiber optic licensing networks and software systems for internal applications. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use assets, as well as payroll and payroll-related expenses for employees who are directly associated with and devote time to placing the assets into service. Capitalization of such costs are recorded to construction work in process beginning when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose at which point in time the asset is placed into service. As of December 31, 2008 and 2009, approximately $48.6 million and $19.8 million related to fiber optic licensing networks and $0.5 million and $10.8 million associated with internally developed software systems were recorded in construction work in process. Those capitalized costs are depreciated on a straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

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

During 2009, approximately $7.8 million in net property and equipment was reclassified to prepaid expenses and other current assets as they were deemed to be assets held for sale. In conjunction with this assessment, approximately $4.5 million in losses and estimated selling costs for the sale of assets held for sale were recorded into selling, general and administrative expenses.

Other Assets, Net

Other assets, net consists primarily of debt issuance costs, long term receivables, non-current inventory, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers.

Debt Issuance Costs

As of December 31, 2008 and 2009, capitalized debt issuance costs related to Quanta’s credit facility and convertible subordinated notes were included in other assets, net and are being amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. A portion of debt issuance costs associated with the equity component of convertible debt has been reclassified to equity as part of the adoption of FSP APB 14-1 (ASC 470-20). Accordingly, the prior year amounts of debt issuance costs included in other assets, net and the related amortization expense have been retroactively restated herein. As of December 31, 2008 and 2009, capitalized debt

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance costs were $6.0 million, with accumulated amortization of $2.3 million and $3.2 million. For the years ended December 31, 2007, 2008 and 2009, amortization expense related to capitalized debt issuance costs was $2.2 million, $1.9 million and $0.9 million, respectively.

Goodwill and Other Intangibles

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

Under the discounted cash flow method, Quanta determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flows projections are derived from budgeted amounts and operating forecasts (typically a three-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

Under the market multiple and market capitalization approaches, Quanta determines the estimated fair value of each of its reporting units by applying transaction multiples to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using either a one, two or three year average. For the market capitalization approach, Quanta adds a reasonable control premium, which is estimated as the premium that would be received in a sale of the reporting unit in an orderly transaction between market participants.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2007, 2008 and 2009:

	Operating Units
	Providing			Operating Units
	Predominantly			Providing
	Electric Power and			Predominantly			Operating Unit
	Natural Gas			Telecommunications			Providing
	and Pipeline Services			Services			Fiber Optic Licensing
	2007	2008	2009	2007	2008	2009	2007	2008	2009

Years of cash flows before terminal value	5	5	5	5	5	5	N/A	15	15
Discount rates	14%	14% to 15%	15%	15% to 17%	15% to 17%	14% to 15%	N/A	15%	14%
EBITDA multiples	7.0 to 9.0	6.0 to 8.0	5.0 to 7.5	6.0 to 8.0	5.0 to 6.0	3.5 to 5.5	N/A	10.0	9.5
Weighting of three approaches:
Discounted cash flows	60%	70%	70%	60%	70%	70%	N/A	90%	90%
Market multiple	20%	15%	15%	20%	15%	15%	N/A	5%	5%
Market capitalization	20%	15%	15%	20%	15%	15%	N/A	5%	5%

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

During 2007, 2008 and 2009, a goodwill analysis was performed for each operating unit with estimates and industry comparables obtained from the electric power, natural gas and pipeline, telecommunications and fiber optic licensing industries, and no impairment was indicated. Quanta did not perform a separate goodwill impairment analysis as of December 31, 2007 for the operating unit that provides fiber optic licensing as it had recently been acquired in connection with the acquisition of InfraSource on August 30, 2007. Goodwill associated with that transaction was assessed in the aggregate. The 15-year discounted cash flow model used for fiber optic licensing is based on the long-term nature of the underlying fiber network licensing agreements.

Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. At December 31, 2008 and 2009, Quanta increased the weighting for the discounted cash flow approach as compared to December 31, 2007 due to the volatility of the capital markets at the end of 2008 and 2009, and the impact such volatility may have had on the accuracy of the market multiple and market capitalization approaches. Also at December 31, 2008, Quanta increased some discount rates and decreased EBITDA multiples at reporting units to reflect potential declines in market conditions. At December 31, 2009, Quanta further decreased EBITDA multiples at operating units to reflect potential declines in market conditions in light of the continued economic recession.

Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements and patented rights and developed technology. The value of customer relationships is estimated using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog.

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

Investments in Joint Ventures

During the first quarter of 2009, one of Quanta’s operating units entered into a joint venture arrangement that was formed for the purpose of providing infrastructure services under a contract with a large utility customer. The scope of services provided includes the design, installation and maintenance of electric transmission and distribution systems in the northeast United States. The joint venture members each own an equal (50%) equity interest in the joint venture entity and participate equally in the losses of the entity. Generally, Quanta’s share of the profits in the joint venture will be 75% and 67% during each of the first and second years of joint venture operations completed in April 2010 and 2011 and 50% thereafter. Certain incentive profits will be shared equally between the joint venture members throughout the term of the joint venture.

Quanta has evaluated its investment in this joint venture and determined that the joint venture is a variable interest entity, with Quanta providing more than half of the subordinated financial support to the entity through its expected provision of the majority of the subcontractor services to the joint venture. As a result, Quanta has been determined to be the primary beneficiary of the joint venture and has accounted for the results of the joint venture on a consolidated basis. The other 50% equity interest in the joint venture has been accounted for as a noncontrolling interest as of and for the year ended December 31, 2009.

Also during the first quarter of 2009, one of Quanta’s operating units began operating under the terms of an unincorporated joint venture which was entered into for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract for a specific customer. The joint venture is a general partnership, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. Quanta has evaluated this investment and has determined that its investment in this joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, and such amounts have been proportionally consolidated in the accompanying financial statements.

In conjunction with the Price Gregory acquisition on October 1, 2009, Quanta acquired an interest in three joint ventures with investments of 65%, 49% and 49%. Quanta has been determined to be the primary beneficiary of these joint ventures and has accounted for the results of the joint ventures on a consolidated basis with the remaining interest in each joint venture accounted for as a noncontrolling interest as of and for the year ended December 31, 2009. These joint ventures had nominal activity during 2009.

Revenue Recognition

Infrastructure Services — Through its Electric Power Infrastructure Services, Natural Gas and Pipeline Infrastructure Services and Telecommunications Infrastructure Services segments, Quanta designs, installs and maintains networks for customers in the electric power, natural gas and oil, telecommunications and cable television industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue as units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hourly and time and materials type contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with Quanta’s work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2009, Quanta had approximately $26.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2008 and December 31, 2009, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $34.6 million and $35.9 million and are recognized as deferred revenue, with $25.1 million and $25.4 million considered to be long-term and included in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at December 31, 2009 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
2010	$69,262
2011	56,211
2012	44,967
2013	34,135
2014	21,332
Thereafter	57,769

Fixed non-cancelable minimum licensing revenues	$283,676

Income Taxes

Quanta follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

Quanta records reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of December 31, 2009, the total amount of unrecognized tax benefits relating to uncertain tax positions was $45.2 million, a decrease from December 31, 2008 of $14.0 million. The decrease of $14.0 million mainly consists of a $25.0 million reduction due to the expiration of certain federal and state statutes of limitations for the 2005 tax year, a $1.9 million increase related to uncertain tax positions attributable to Price Gregory and an increase of $10.1 million related to tax positions expected to be taken for 2009. Quanta recognized $(6.5) million, $4.8 million and $(3.6) million of interest expense (income) and penalties in the provision for income taxes for the years ended December 31, 2007, 2008 and 2009. The decrease in interest and penalties in 2009 is due to the reduction in the total amount of unrecognized tax benefits during 2009. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $9.3 million due to the expiration of certain statutes of limitations.

The income tax laws and regulations are voluminous and often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations.

Collective Bargaining Agreements

Certain of Quanta’s operating units are parties to various collective bargaining agreements with unions representing certain of their employees. The agreements require such operating units to pay specified wages and provide certain benefits to their union employees, including contributions to certain multi-employer pension plans

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and employee benefit trusts. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. Categorization for disclosure purposes is required for qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents that require categorization are categorized as Level 1 assets at December 31, 2008 and 2009, as all fair values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

Quanta’s convertible subordinated notes are not required to be carried at fair value, although their fair market value must be disclosed. The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of its stock rises and will decrease as the market price of its stock falls. The interest and market value changes affect the fair market value of Quanta’s convertible subordinated notes but do not impact their carrying value. The fair market value of Quanta’s convertible subordinated notes is determined based upon the quoted secondary market price on or before the dates specified, which is considered a Level 2 input. The fair value of the aggregate principal amount of Quanta’s fixed-rate debt of $143.8 million was $136.6 million at December 31, 2008 and $160.8 million at December 31, 2009.

Quanta’s derivative liabilities at December 31, 2009 are all classified as Level 2 liabilities and have a total fair value on such date of $0.7 million. The fair values are determined based on adjusted broker quotes derived from open market pricing information. These derivative liabilities are included within accounts payable and accrued expenses in the December 31, 2009 consolidated balance sheet.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2009, the carrying amount of goodwill was compared to its fair value. No changes in carrying amount resulted. The level of inputs used for fair value measurements for goodwill, other intangibles assets and long-lived assets held and used, are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

Stock-Based Compensation

Quanta recognizes compensation expense for all stock-based compensation based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. Quanta calculates the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. Forfeitures are estimated based upon historical activity. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance based awards is recognized using the graded vesting method over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for stock options and restricted stock (excess tax benefit) are classified as financing cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations. However, Quanta has foreign operating units in Canada, for which Quanta considers the Canadian dollar to be the functional currency. Generally, the currency in which the operating unit transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent company and the nature of the operating unit’s operations must also be considered. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. If transactions are denominated in the entity’s functional currency, the translation gains and losses are included as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the entity’s functional currency, the translation gains and losses are included within the statement of operations.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. As described above, Quanta records other comprehensive income, net of tax, for the foreign currency translation adjustment related to its foreign operations and for changes in fair value of its derivative contracts that are classified as cash flow hedges.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred.

3.  CHANGES IN ACCOUNTING PRINCIPLES AND NEW ACCOUNTING PRONOUNCEMENTS:

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2009, Quanta adopted FSP APB 14-1 (ASC 470-20), which requires issuers of certain convertible debt instruments to separately account for the liability and equity components in a manner that adjusts the recorded value of the convertible debt to reflect the entity’s non-convertible debt borrowing rate and interest cost at the time of issuance. The value of the debt instrument is adjusted through a discount to the face value of the debt, which is amortized as non-cash interest expense over the expected life of the debt, with an offsetting adjustment to equity to separately recognize the value of the debt instrument’s conversion feature. This guidance has been applied retrospectively to all periods presented. Accordingly, Quanta recorded a cumulative effect of the change in accounting principle to accumulated deficit as of January 1, 2007 of approximately $29.6 million. Also included in accumulated deficit is the impact from non-cash interest expense recorded in the amounts of approximately $18.3 million ($11.8 million after tax effect) and $14.9 million ($9.6 million after tax effect) for the years ended December 31, 2007 and 2008. In addition, Quanta recorded non-cash interest expense during 2009 and will continue doing so until Quanta’s 3.75% convertible subordinated notes are redeemable at the holders’ option in April 2013. Approximately $4.3 million ($2.8 million after tax effect) of non-cash interest expense was recorded in 2009. See the tables below for the impact of the adoption of FSP APB 14-1 (ASC 470-20) as of December 31, 2008 and for the years ended December 31, 2007 and 2008.

Also on January 1, 2009, Quanta adopted FSP EITF 03-6-1 (ASC 260). FSP EITF 03-6-1 (ASC 260) states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1 (ASC 260). All of Quanta’s restricted stock grants have non-forfeitable rights to dividends and are considered participating securities under FSP EITF 03-6-1 (ASC 260). Prior to the retrospective application of FSP EITF 03-6-1 (ASC 260) on January 1, 2009, unvested restricted stock grants were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method. Under this previous method, unvested restricted common shares were not included in the calculation of weighted average basic shares outstanding but were included in the calculation of weighted average diluted shares outstanding to the extent the grant price was less than the average share price for the respective period. The impact of the retrospective application of FSP EITF 03-6-1 (ASC 260) on earnings per share for prior periods is immaterial. Additionally, the adoption of FSP EITF 03-6-1 (ASC 260) had no material impact on basic and diluted income per share in 2009. See the Statements of Operations tables below for the impact of adopting FSP EITF 03-6-1 (ASC 260) for the years ended December 31, 2007 and 2008.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following financial statement line items were affected as of December 31, 2008 and for the years ended December 31, 2007 and 2008 as a result of the retrospective adoption of FSP APB 14-1 (ASC 470-20) and FSP EITF 03-6-1 (ASC 260) on January 1, 2009 (in thousands, except per share data):

Consolidated Balance Sheet:

	As	Effect of FSP
	Originally	APB 14-1	As
December 31, 2008	Reported	(ASC 470-20)	Adjusted

Other assets, net	$34,023	$(544)	$33,479
Total assets	3,554,787	(544)	3,554,243
Convertible subordinated notes	143,750	(21,475)	122,275
Deferred income taxes	83,422	7,682	91,104
Total liabilities	896,821	(13,793)	883,028
Additional paid-in capital	2,740,552	63,284	2,803,836
Accumulated deficit	(47,450)	(50,035)	(97,485)
Total stockholders’ equity	2,657,966	13,249	2,671,215
Total liabilities and equity	$3,554,787	$(544)	$3,554,243

Consolidated Statements of Operations:

	December 31, 2007
	As	Effect of FSP	Effect of
	Originally	APB 14-1	EITF 03-6-1	As
Year Ended:	Reported	(ASC 470-20)	(ASC 260)	Adjusted

Interest expense	$(21,515)	$(17,813)	$—	$(39,328)
Provision for income taxes	34,222	(6,538)	—	27,684
Income from continuing operations	133,140	(11,275)	—	121,865
Net income	135,977	(11,275)	—	124,702
Basic earnings per share:
Income from continuing operations	$0.98	$(0.08)	$(0.01)	$0.89
Income from discontinued operation	0.02	—	—	0.02

Net income	$1.00	$(0.08)	$(0.01)	$0.91

Weighted average basic shares outstanding	135,793	—	1,101	136,894

Diluted earnings per share:
Income from continuing operations	$0.87	$(0.01)	$—	$0.86
Income from discontinued operation	0.02	—	—	0.02

Net income	$0.89	$(0.01)	$—	$0.88

Weighted average diluted shares outstanding	167,260	(6,415)	675	161,520

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	As	Effect of FSP	Effect of
	Originally	APB 14-1	EITF 03-6-1	As
Year Ended:	Reported	(ASC 470-20)	(ASC 260)	Adjusted

Interest expense	$(17,505)	$(14,497)	$—	$(32,002)
Provision for income taxes	115,026	(5,321)	—	109,705
Income from continuing operations	166,741	(9,176)	—	157,565
Net income	166,741	(9,176)	—	157,565
Basic earnings per share:
Income from continuing operations	$0.94	$(0.05)	$—	$0.89
Net income	$0.94	$(0.05)	$—	$0.89

Weighted average basic shares outstanding	176,790	—	1,243	178,033

Diluted earnings per share:
Income from continuing operations	$0.88	$(0.01)	$—	$0.87
Net income	$0.88	$(0.01)	$—	$0.87

Weighted average diluted shares outstanding	202,363	(6,415)	1,027	196,975

Consolidated Statements of Cash Flows:

	As	Effect of FSP
	Originally	APB 14-1	As
Year Ended December 31, 2007	Reported	(ASC 470-20)	Adjusted

Net income	$135,977	$(11,275)	$124,702
Adjustments to reconcile net income to net cash provided by operating activities —
Non-cash interest expense	—	18,315	18,315
Amortization of debt issuance costs	2,653	(502)	2,151
Deferred income tax provision (benefit)	5,597	(6,538)	(941)
Net cash provided by operating activities	$219,240	$—	$219,240

	As	Effect of FSP
	Originally	APB 14-1	As
Year Ended December 31, 2008	Reported	(ASC 470-20)	Adjusted

Net income	$166,741	$(9,176)	$157,565
Adjustments to reconcile net income to net cash provided by operating activities —
Non-cash interest expense	—	14,894	14,894
Amortization of debt issuance costs	2,291	(397)	1,894
Deferred income tax provision (benefit)	7,909	(5,321)	2,588
Net cash provided by operating activities	$242,500	$—	$242,500

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805, Business Combinations). FSP FAS 141(R)-1 (ASC 805) amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) (ASC 805) and has the same effective date as SFAS No. 141(R) (ASC 805). Accordingly, Quanta adopted FSP FAS 141(R)-1 (ASC 805) effective January 1, 2009. FSP FAS 141(R)-1 (ASC 805) carries forward the requirements

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in SFAS No. 141, “Business Combinations,” which is now superseded, for acquired contingencies, which requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. Otherwise, companies should typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC 450, Contingencies). FSP FAS 141(R)-1 (ASC 805) also amends the disclosure requirements of SFAS No. 141(R) (ASC 805) to require separate disclosure of recognized and unrecognized contingencies if certain conditions are met. Quanta has applied the provisions of this ASC for business combinations with an acquisition date on or after January 1, 2009.

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

During the quarter ended March 31, 2009, Quanta adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65, Financial Instruments — Overall — Transition). FSP FAS 107-1 (ASC 825-10-65) requires public entities to provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC 825, Financial Instruments) on a quarterly basis and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. Because Quanta had been providing these disclosures in its quarterly reports prior to the issuance of FSP FAS 107-1 (ASC 825-10-65), the adoption of FSP FAS 107-1 (ASC 825-10-65) did not have any impact on Quanta’s consolidated financial position, results of operations, cash flows or disclosures.

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

In June 2009 and February 2010, Quanta adopted SFAS No. 165, “Subsequent Events” (ASC 855, Subsequent Events). Although SFAS No. 165 (ASC 855) should not result in significant changes in the subsequent events an entity reports, it requires enhanced disclosures related to subsequent events occurring through the date which an entity has evaluated subsequent events. SFAS No. 165 (ASC 855) is effective for interim and annual financial statements ending after June 15, 2009 and must be applied prospectively. In February 2010, the FASB amended this guidance to remove the requirement to include the date through which an entity has evaluated subsequent events.

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

Accounting Standards Not Yet Adopted.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (ASC 860, Transfers and Servicing), and SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R)” (ASC 810, Consolidations). Together these new standards aim to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. These new standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009, and for interim periods within that first year, with earlier adoption prohibited. Accordingly, Quanta adopted SFAS Nos. 166 and 167 (ASC 860) on January 1, 2010. Quanta believes the impact, if any, from the adoption of SFAS Nos. 166 and 167 (ASC 860) will not be material.

4.	ACQUISITIONS:

2009 Acquisitions

On October 1, 2009, Quanta acquired Price Gregory in exchange for the issuance of approximately 10.9 million shares of Quanta common stock valued at approximately $231.8 million on the date of closing and the payment of approximately $95.8 million in cash. In connection with the acquisition, $0.5 million in cash and approximately 1.5 million shares of Quanta common stock, valued at approximately $32.5 million, were placed into an escrow account, which will be maintained for a period of up to eighteen months for the settlement of any claims asserted by Quanta against the former stockholders of Price Gregory. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America and expands Quanta’s service capabilities in this market. Price Gregory’s results of operations have been included in Quanta’s consolidated results of operations since October 1, 2009.

Also in 2009, Quanta completed three other acquisitions of specialty contractors with operations in the electric power, natural gas and telecommunications industries for an aggregate purchase price of approximately $36.0 million, consisting of a total of approximately $25.3 million in cash and approximately 0.5 million shares of Quanta common stock valued in the aggregate at approximately $10.7 million as of the dates of acquisition. These acquisitions enhance Quanta’s electric power, natural gas and pipeline and telecommunications capabilities throughout the various regions of the United States and Western Canada.

2008 Acquisitions

In 2008, Quanta acquired a telecommunications infrastructure services construction company, a helicopter-assisted electric transmission line installation, maintenance and repair services company and two affiliated professional telecommunications engineering companies in three separate transactions for an aggregate purchase price of approximately $54.1 million, consisting of a total of approximately $34.6 million in cash and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 1.0 million shares of Quanta common stock valued in the aggregate at approximately $19.5 million as of the dates of acquisitions. The acquisitions allow Quanta to further expand its telecommunications infrastructure services capabilities in the southwestern and southeastern United States and to augment its existing electric power infrastructure services.

The following table summarizes the consideration paid for the 2008 and 2009 acquisitions and the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates. It also summarizes the allocation of the purchase price related to the 2008 and 2009 acquisitions. These allocations are based on the significant use of estimates and on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2008	Other 2009	Price
	Acquisitions	Acquisitions	Gregory

Consideration:
Value of Quanta common stock issued	$19,480	$10,677	$231,817
Cash paid	34,584	25,318	95,792

Fair value of total consideration transferred	$54,064	$35,995	$327,609

Current assets	$17,059	$8,995	$347,332
Property and equipment	10,092	8,435	153,477
Other assets	—	12	68
Identifiable intangible assets	9,748	6,467	76,539
Current liabilities	(7,468)	(5,309)	(248,367)
Deferred tax liabilities, net	—	—	(63,748)
Other long-term liabilities	—	(447)	(6,215)
Noncontrolling interest	—	—	(5)

Total identifiable net assets	29,431	18,153	259,081
Goodwill	24,633	17,842	68,528

	$54,064	$35,995	$327,609

The fair value of current assets acquired in 2009 includes accounts receivable with a fair value of $156.2 million. The gross amount receivable is $156.2 million, of which none is expected to be uncollectible.

Goodwill represents the excess of the purchase price over the net amount of the values assigned to assets acquired and liabilities assumed. Building on Quanta’s leadership role in the electric transmission industry, the Price Gregory and other 2009 acquisitions strongly position Quanta as a leader in the North American energy transmission infrastructure market and will enable it to take advantage of the positive long-term outlook for the natural gas and transmission pipeline industries. Quanta believes these opportunities contribute to the recognition of the goodwill. In connection with these acquisitions, goodwill of $68.5 million was included within Quanta’s natural gas and pipeline division, $9.2 million has been assigned to Quanta’s telecommunications division and $8.6 million has been included within Quanta’s electric power division at December 31, 2009, all of which are closely aligned with Quanta’s corresponding reportable segments. None of this goodwill is expected to be deductible for income tax purposes.

In connection with the 2008 and 2009 acquisitions, the following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. The following pro forma results of operations have been provided for the year ended December 31, 2008 and 2009 as though the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 and 2009 acquisitions had been completed as of the beginning of each period presented (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2009

Revenues	$5,242,790	$4,605,068
Gross profit	$917,166	$893,264
Selling, general and administrative expenses	$352,683	$374,897
Amortization of intangible assets	$74,270	$56,596
Net income attributable to common stock	$274,238	$294,351
Earnings per share attributable to common stock:
Basic	$1.46	$1.41
Diluted	$1.37	$1.39

The pro forma combined results of operations for the years ending December 31, 2008 and 2009 have been prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2008 and 2009. The pro forma combined results of operations for the year ending December 31, 2008 have been prepared by adjusting the historical results of Quanta to include the historical results of the four acquisitions completed in 2009 and the three acquisitions completed in 2008. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness and the retirement of preferred stock, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2008 and 2009 acquisitions, an increase in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any cost savings that may result from the 2008 and 2009 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of $260.3 million and income from continuing operations before income taxes of $37.8 million related to the four 2009 acquisitions following their respective dates of acquisition are included in Quanta’s consolidated results of operations for the year ended December 31, 2009.

2007 Acquisitions

On August 30, 2007, Quanta acquired all of the outstanding common stock of InfraSource through a merger transaction. In connection with the acquisition, Quanta issued to InfraSource’s stockholders 1.223 shares of Quanta common stock for each outstanding share of InfraSource common stock, resulting in the issuance of a total of approximately 50.0 million shares of common stock for an aggregate purchase price of approximately $1.3 billion. The acquisition of InfraSource allowed Quanta to enhance and further expand its specialized infrastructure contract services to the electric power, natural gas and pipeline and telecommunications industries primarily in the United States. The acquisition also added a fiber optic licensing business.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also in 2007, Quanta acquired two foundation drilling companies and a telecommunications company in three separate transactions for an aggregate purchase price of $58.5 million, consisting of a total of $36.2 million in cash and approximately 1.1 million shares of Quanta common stock valued in the aggregate at $22.4 million as of the dates of acquisition. These acquisitions allowed Quanta to have in-house capabilities to construct drilled pier foundations for electric transmission towers and wireless telecommunication towers and to further expand its telecommunications infrastructure services in the western United States.

The following table summarizes the consideration paid for these 2007 acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition date. It also summarizes the allocation of the purchase price related to these 2007 acquisitions. These allocations are based on the significant use of estimates and on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	Other 2007
	Acquisitions	InfraSource

Consideration:
Value of Quanta common stock issued	$22,380	$1,271,574
Cash paid	36,169	—

Fair value of total consideration transferred	$58,549	$1,271,574

Current assets	$13,164	$287,819
Property and equipment	9,263	213,039
Other assets	—	9,277
Identifiable intangible assets	11,165	158,840
Current liabilities	(4,733)	(203,051)
Deferred tax liabilities, net	(3,180)	(87,617)
Other long-term liabilities	—	(84,482)

Total identifiable net assets	25,679	293,825

Goodwill	32,870	977,749

	$58,549	$1,271,574

The following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors. The following pro forma results of operations

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been provided for the year ended December 31, 2007 as though the acquisition of InfraSource had been completed as of January 1, 2007 (in thousands, except per share amounts).

Year Ended
December 31,
2007

Revenues	$3,262,382
Gross profit	$521,024
Selling, general and administrative expenses	$321,883
Amortization of intangible assets	$43,243
Income from continuing operations	$115,596
Net income	$118,408
Earnings per share from continuing operations:
Basic	$0.68
Fully diluted	$0.68

The pro forma impact of Quanta’s other 2007 acquisitions and its three 2008 acquisitions have not been included in the 2007 pro forma information above due to the fact that they are immaterial to Quanta’s financial statements individually and in the aggregate. The pro forma combined results of operations have been prepared by adjusting the historical results of Quanta to include the historical results of InfraSource, a reduction in interest expense and interest income as a result of the repayment of InfraSource’s outstanding indebtedness on the acquisition date and certain reclassifications to conform InfraSource’s presentation to Quanta’s accounting policies. The pro forma results of operations do not include any cost savings that may have resulted from the acquisition of InfraSource or any estimated costs that have been or will be incurred by Quanta to integrate the business other than those incurred in 2007 subsequent to the acquisition. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Additionally, InfraSource incurred $13.4 million in merger-related costs prior to the acquisition that have not been eliminated in the 2007 pro forma results of operations above. Items such as these, coupled with other risk factors that could have affected the combined company and its operations, make it difficult to use the pro forma results of operations to project future results of operations.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

		Natural Gas and
	Electric Power	Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2007:
Goodwill	$638,659	$285,175	$494,528	$1,418,362
Accumulated impairment	—	—	(63,264)	(63,264)

	638,659	285,175	431,264	1,355,098
Goodwill acquired during 2008	2,097	—	22,536	24,633
Purchase price adjustments related to prior periods	2,187	(15,469)	(3,349)	(16,631)

Balance at December 31, 2008:
Goodwill	642,943	269,706	513,715	1,426,364
Accumulated impairment	—	—	(63,264)	(63,264)

	642,943	269,706	450,451	1,363,100
Goodwill acquired during 2009	8,602	68,528	9,240	86,370
Foreign currency translation related to Canadian goodwill	270	—	—	270
Purchase price adjustments related to acquisitions related to prior periods	—	(296)	114	(182)

Balance at December 31, 2009:
Goodwill	651,815	337,938	523,069	1,512,822
Accumulated impairment	—	—	(63,264)	(63,264)

	$651,815	$337,938	$459,805	$1,449,558

As described in Note 2, Quanta’s operating units are organized into one of Quanta’s three internal divisions and accordingly, Quanta’s goodwill associated with each of its operating units has been aggregated on a divisional basis and reported in the table above. These divisions are closely aligned with Quanta’s reportable segments based on the predominant type of work performed by the operating units within the divisions.

During the years ended December 31, 2008 and 2009, Quanta recorded approximately $9.7 million and $83.1 million in other intangible assets associated with acquisitions. Additionally, in May 2008, Quanta acquired the rights to certain developed technology, along with pending and issued patent protections to this technology, for approximately $14.6 million. This developed technology enhances Quanta’s energized services capabilities and is being amortized on a straight-line basis over an estimated economic life of approximately 13 years. The acquired technology is included in patented rights and developed technology in the table below.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are comprised of (in thousands):

	December 31,
	2008	2009

Intangible assets:
Customer relationships	$111,379	$127,585
Backlog	54,139	92,238
Trade names	—	23,649
Non-compete agreements	16,336	21,439
Patented rights and developed technology	16,078	16,078

Total intangible assets	$197,932	$280,989

Accumulated amortization:
Customer relationships	$(11,381)	$(19,234)
Backlog	(38,109)	(64,347)
Trade names	—	(197)
Non-compete agreements	(6,000)	(9,398)
Patented rights and developed technology	(1,725)	(2,991)

Total accumulated amortization	(57,215)	(96,167)

Intangible assets, net	$140,717	$184,822

Expenses for the amortization of intangible assets were $18.8 million, $36.3 million and $39.0 million for the years ended December 31, 2007, 2008 and 2009. The remaining weighted average amortization period for all intangible assets as of December 31, 2009 is 12.5 years, while the remaining weighted average amortization periods for customer relationships, backlog, trade names, non-compete agreements and the patented rights and developed technology are 13.0 years, 1.1 years, 29.8 years, 3.1 years and 10.7 years, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2009 is set forth below (in thousands):

For the Fiscal Year Ended December 31,

2010	$36,696
2011	15,935
2012	14,709
2013	11,826
2014	11,220
Thereafter	94,436

Total	$184,822

6.	DISCONTINUED OPERATION:

On August 31, 2007, Quanta sold the operating assets associated with the business of EPA, a Quanta subsidiary, for approximately $6.0 million in cash. Quanta has presented EPA’s results of operations for 2007 as a discontinued operation in the accompanying consolidated statements of operations. Quanta does not allocate corporate debt or interest expense to discontinued operations. As a result of the sale, a pre-tax gain of approximately $3.7 million was recorded in the year ended December 31, 2007 and included as income from discontinued operation in the consolidated statement of operations in such period.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of revenues and pre-tax income (including the pre-tax gain of $3.7 million in the year ended December 31, 2007) related to EPA and included in income from discontinued operation are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Revenues	$14,695	—	—
Income before income tax provision	$4,182	—	—

The assets, liabilities and cash flows associated with EPA have historically been immaterial to Quanta’s balance sheet and cash flows.

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended 2007, 2008 and 2009 are illustrated below (in thousands):

	Year Ended December 31,
	2007	2008	2009

NET INCOME:
Income from continuing operations	$121,865	$157,565	$163,535
Discontinued operation:
Income from discontinued operation (net of income tax expense of $1,345, none and none)	2,837	—	—

Net income	124,702	157,565	163,535
Less: Net income attributable to noncontrolling interest	—	—	1,373

Net income attributable to common stock	124,702	157,565	162,162
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	17,339	13,612	—

Net income attributable to common stock for diluted earnings per share	$142,041	$171,177	$162,162

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	136,894	178,033	200,733
Effect of dilutive stock options	390	342	192
Effect of shares in escrow	—	—	386
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	24,236	18,600	—

Weighted average shares outstanding for diluted earnings per share	161,520	196,975	201,311

For the years ended December 31, 2007, 2008 and 2009, stock options of approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, were excluded from the computation of diluted earnings per share because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the years ended December 31, 2007, 2008 and 2009, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. Additionally, for the year ended December 31, 2007, the effect of assuming conversion of Quanta’s 4.0% convertible subordinated notes would have

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. The 4.0% convertible subordinated notes were not outstanding after July 2, 2007, and the 4.5% convertible subordinated notes were not outstanding after October 8, 2008.

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2008	2009

Balance at beginning of year	$47,573	$8,802
Charged to expense	7,257	2,690
Deductions for uncollectible receivables written off, net of recoveries	(46,028)	(3,373)

Balance at end of year	$8,802	$8,119

Contracts in progress are as follows (in thousands):

	December 31,
	2008	2009

Costs incurred on contracts in progress	$1,363,821	$2,228,098
Estimated earnings, net of estimated losses	265,929	538,668

	1,629,750	2,766,766
Less — Billings to date	(1,625,761)	(2,775,755)

	$3,989	$(8,989)

Costs and estimated earnings in excess of billings on uncompleted contracts	$54,379	$61,239
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(50,390)	(70,228)

	$3,989	$(8,989)

Property and equipment consists of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2008	2009

Land	—	$9,628	$15,498
Buildings and leasehold improvements	5-30	30,497	36,214
Operating equipment and vehicles	5-25	648,162	820,024
Fiber optic and related assets	5-20	179,058	273,980
Office equipment, furniture and fixtures	3-10	47,216	53,322
Construction work in progress	—	50,965	39,113

		965,526	1,238,151
Less — Accumulated depreciation and amortization		(330,070)	(383,714)

Property and equipment, net		$635,456	$854,437

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2008	2009

Accounts payable, trade	$179,594	$173,301
Accrued compensation and related expenses	87,511	89,747
Accrued insurance	56,270	65,671
Accrued loss on contracts	20,708	1,997
Deferred revenues	20,425	17,446
Accrued interest and fees	1,051	1,026
Federal and state taxes payable, including contingencies	10,633	38,993
Other accrued expenses	24,061	33,853

	$400,253	$422,034

9.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	December 31,
	2008	2009

3.75% Notes	$143,750	$143,750
Notes payable to various financial institutions, interest ranging from 0.0% to 8.0%, secured by certain equipment and other assets	1,155	3,426

	144,905	147,176
Less — Current maturities	(1,155)	(3,426)

Total long-term debt obligations	$143,750	$143,750

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

As of December 31, 2009, Quanta had approximately $188.3 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $286.7 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of December 31, 2009, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

3.75% Convertible Subordinated Notes

At December 31, 2009, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $122.3 million and $126.6 million of convertible subordinated notes on the consolidated balance sheet as of December 31, 2008 and 2009 are presented net of a debt discount of $21.5 million and $17.2 million, which is amortized as interest expense over the remaining amortization period. This debt discount was recorded in accordance with the January 1, 2009 adoption of FSP APB 14-1 (ASC 470-20) as discussed in Notes 2 and 3. The effective interest rate used to calculate total interest expense for the 3.75% Notes under FSP APB 14-1 (ASC 470-20) was 7.85%. At December 31, 2009, the remaining amortization period of the debt discount is approximately 3.3 years.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities

The maturities of long-term debt obligations as of December 31, 2009, are as follows (in thousands):

Year Ending December 31 —
2010	$3,426
2011	—
2012	—
2013	143,750
2014	—
Thereafter	—

$147,176

10.	INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Federal —
Current	$24,910	$87,462	$34,763
Deferred	(557)	1,794	26,240
State —
Current	501	15,571	6,664
Deferred	323	871	865
Foreign —
Current	2,437	4,084	1,857
Deferred	70	(77)	(194)

	$27,684	$109,705	$70,195

The actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Provision at the statutory rate	$52,342	$93,545	$81,806
Increases (decreases) resulting from —
State and foreign taxes	(1,047)	10,774	5,049
Contingency reserves, net	(23,113)	4,070	(15,810)
Tax-exempt interest income	(586)	—	—
Production activity deduction	(1,729)	(3,023)	(5,007)
Non-deductible expenses	1,817	4,339	4,157

	$27,684	$109,705	$70,195

As discussed below, the provisions for income taxes for the years ended 2007 and 2009 are lower than the provision at the statutory rate primarily due to decreases in reserves for uncertain tax provisions.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses between financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2008	2009

Deferred income tax liabilities —
Property and equipment	$(99,595)	$(142,517)
Goodwill	(3,041)	(17,923)
Other Intangibles	(40,560)	(55,576)
Book/tax accounting method difference	(23,435)	(24,620)

Total deferred income tax liabilities	(166,631)	(240,636)

Deferred income tax assets —
Allowance for doubtful accounts and other reserves	14,600	6,867
Accrued expenses	71,797	74,526
Net operating loss carryforwards	10,372	10,613
Inventory and other	31,265	23,855

Subtotal	128,034	115,861
Valuation allowance	(9,179)	(8,562)

Total deferred income tax assets	118,855	107,299

Total net deferred income tax liabilities	$(47,776)	$(133,337)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2008	2009

Current deferred income taxes:
Assets	$52,312	$44,042
Liabilities	(16,227)	(9,804)

	36,085	34,238

Non-current deferred income taxes:
Assets	66,543	63,257
Liabilities	(150,404)	(230,832)

	(83,861)	(167,575)

Total net deferred income tax liabilities	$(47,776)	$(133,337)

The current deferred income tax assets, net of current deferred income tax liabilities, are included in prepaid expenses and other current assets.

At December 31, 2009, Quanta had state net operating loss carryforwards, the tax effect of which is approximately $10.6 million. These carryforwards will expire as follows: 2010, $0.3 million; 2011, $0.3 million; 2012, $0.3 million; 2013, $0.4 million; 2014, $0.1 million and $9.2 million thereafter.

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

Through December 31, 2009, Quanta has not provided U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S.

Quanta adopted FIN No. 48 (ASC 740) on January 1, 2007. As a result of the implementation of FIN No. 48 (ASC 740), Quanta recognized a $1.5 million decrease in the reserve for uncertain tax positions, which was accounted for as an adjustment to accumulated deficit as of January 1, 2007. A reconciliation of the beginning and ending balances of unrecognized tax liabilities is as follows (in thousands):

	December 31,
	2007	2008	2009

Balance at beginning of year	$72,547	$49,338	$59,190
Additions based on tax positions related to the current year	9,177	10,674	10,078
Additions for tax positions of prior years	146	22	633
Additions attributable to acquisitions of businesses	1,934	1,216	1,904
Reductions for tax positions of prior years	(93)	—	(1,132)
Settlements	(11,658)	(1,198)	(447)
Reductions resulting from a lapse of the applicable statutes of limitations	(22,715)	(862)	(25,025)

Balance at end of year	$49,338	$59,190	$45,201

For the year ended December 31, 2007, the $11.7 million in settlements relates to the completion of IRS audits for tax years 2000 to 2004 and the $22.7 million reduction is due to the expiration of certain statutes of limitations for tax years 2000 to 2003. For the year ended December 31, 2008, the $1.2 million in settlements relates to the completion of state tax audits for tax years 1998 to 2001 and the $0.9 million reduction is due to the expiration of certain statutes of limitations for tax years 2001 to 2004. For the year ended December 31, 2009, the $25.0 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2005 tax year.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2007	2008	2009

Unrecognized tax benefits	$49,338	$59,190	$45,201
Portion that, if recognized, would reduce tax expense and effective tax rate	38,810	46,505	37,054
Accrued interest on unrecognized tax benefits	7,753	12,133	8,694
Accrued penalties on unrecognized tax benefits	331	289	213
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $2,100	$0 to $24,800	$0 to $9,300
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $2,100	$0 to $18,800	$0 to $7,100

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized $(6.5) million, $4.8 million and $(3.6) million of interest expense (income) and penalties in the provision for income taxes for the years ended December 31, 2007, 2008 and 2009, respectively.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2006 through 2009 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction under FIN No. 48 (ASC 740).

11.	EQUITY:

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

In the event that any person or group becomes an acquiring person, proper provision will be made so that each holder of a right, other than rights beneficially owned by the acquiring person, will thereafter have the right to receive upon payment of the purchase price, that number of shares of common stock having a market value equal to the result obtained by (A) multiplying the then current purchase price by the number of one one-thousandths of a share of Series D Junior Preferred Stock for which the right is then exercisable, and dividing that product by (B) 50% of the current per share market price of shares of Quanta common stock on the date of such occurrence. If, following the date of a public announcement that an acquiring person has become such, (1) Quanta is acquired in a merger or other business combination transaction and Quanta is not the surviving corporation, (2) any person consolidates or merges with Quanta and all or part of the common stock is converted or exchanged for securities, cash or property of any other person, or (3) 50% or more of Quanta’s assets or earning power is sold or transferred, then the rights will “flip-over.” At that time, each right will entitle its holder to purchase, for the purchase price, a number of shares of common stock of the surviving entity in any such merger, consolidation or other business combination or the purchaser in any such sale or transfer with a market value equal to the result obtained by (X) multiplying the then current purchase price by the number of one one-thousandths of a share of Series D Junior Preferred Stock for which the right is then exercisable, and dividing that product by (Y) 50% of the current per share market price of the shares of common stock of the surviving entity on the date of consummation of such consolidation, merger, sale or transfer.

The rights expire on March 8, 2010. A holder of a right will not have any rights as a stockholder of Quanta, including the right to vote or to receive dividends, until a right is exercised.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited Vote Common Stock

The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the Board of Directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the years ended December 31, 2007, 2008 and 2009, 155,634 shares, 11,790 shares and no shares, respectively, of Limited Vote Common Stock were converted to common stock. In addition, in 2008, Quanta issued an aggregate 90,394 shares of its common stock in exchange for an aggregate 86,088 shares of Limited Vote Common Stock.

Treasury Stock

Pursuant to the stock incentive plans described in Note 12, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 213,403 shares of Quanta common stock in 2007 with a total market value of $5.1 million, 188,714 shares of Quanta common stock in 2008 with a total market value of $4.5 million and 210,469 shares of Quanta common stock in 2009 with a total market value of $3.6 million for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interest

During the first quarter of 2009, Quanta acquired a 50% interest in a joint venture that qualifies as a variable interest entity and has been included on a consolidated basis in the accompanying financial statements as described in Note 2. As a result, income attributable to the other joint venture member has been accounted for as a reduction of reported net income of approximately $1.3 million related to the noncontrolling interest for the year ended December 31, 2009 to derive net income attributable to the common stockholders of Quanta. Equity in the consolidated assets and liabilities of the joint venture attributable to the other joint venture member has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

In conjunction with the Price Gregory acquisition on October 1, 2009, Quanta acquired an investment in three joint ventures with investments of 65%, 49% and 49%. These investments have been included on a consolidated basis in the accompanying financial statements with $0.1 million recorded as income attributable to the other joint venture members which is accounted for as a reduction of reported net income attributable to common stock for the year ended December 31, 2009. Equity in the consolidated assets and liabilities of the joint ventures attributable to the other joint venture members has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

The carrying value of the investment held by Quanta in these variable interest entities was approximately $1.4 million at December 31, 2009. The carrying value of the investment held by the noncontrolling interest in these variable interest entities at December 31, 2009 was $1.4 million. There were no changes in equity as a result of transfers (to) from the noncontrolling interest during the period.

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income (loss), net of tax, as a result. Additionally, unrealized gains and losses on foreign currency

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flow hedges are also recorded in other comprehensive income (loss), net of tax. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Year Ended December 31,
	2007	2008	2009

Net income	$124,702	$157,565	$163,535
Foreign currency translation adjustment	3,663	(6,619)	6,868
Loss on foreign currency cash flows hedges	—	—	(410)

Comprehensive income	128,365	150,946	169,993
Less: Comprehensive income attributable to noncontrolling interest	—	—	1,373

Comprehensive income attributable to common stock	$128,365	$150,946	$168,620

In the third quarter of 2009, one of Quanta’s Canadian operating units entered into three forward contracts with settlement dates in December 2009, June 2010 and November 2010, to reduce foreign currency risk associated with anticipated customer sales that are denominated in South African rand. This same operating unit also entered into three additional forward contracts to reduce the foreign currency exposure associated with a series of forecasted intercompany payments denominated in U.S. dollars to be made in the next twelve months, which also had settlement dates in December 2009, June 2010 and November 2010.

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, with one contract for approximately $5.8 million ($CAD) being settled in December 2009. These contracts have been accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the South African rand and the Canadian dollar have been recorded in other comprehensive income (loss) prior to their settlement and have been and will be reclassified into earnings in the periods in which the hedged transactions occur. During the year ended December 31, 2009, approximately $0.3 million of loss was reclassified into income in connection with the settled contract. During the year ended December 31, 2009, a gain of $0.1 million was recorded to other comprehensive income (loss) related to the two remaining South African rand to Canadian dollar forward contracts.

The three Canadian dollar to U.S. dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination, with one contract for approximately $5.0 million having settled in December 2009. Such contracts have also been accounted for as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the Canadian dollar and the U.S. dollar have been recorded in other comprehensive income (loss) prior to their settlement and have been or will be reclassified into earnings in the periods in which the hedged transactions occur. During the year ended December 31, 2009, a loss of $0.5 million was reclassified into earnings in connection with the settled contract and a loss of $0.5 million was recorded to other comprehensive income (loss) related to the two remaining Canadian dollar to U.S. dollar forward contracts.

Effectiveness testing related to these cash flow hedges is performed at the end of each quarter. Any ineffective portion of these contracts is reclassified into earnings if the derivatives are no longer deemed to be cash flow hedges. For the year ended December 31, 2009, a nominal portion of the South African rand to Canadian dollar or Canadian dollar to U.S. dollar forward contracts were considered ineffective.

12.	LONG-TERM INCENTIVE PLANS:

Stock Incentive Plans

Pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options. The purpose of the 2007 Plan is to provide directors, key employees, officers and certain consultants and advisors

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with additional performance incentives by increasing their proprietary interest in Quanta. Prior to the adoption of the 2007 Plan, Quanta had issued awards of restricted common stock and stock options under its 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan), which was terminated effective May 24, 2007, except that outstanding awards will continue to be governed by the terms of the 2001 Plan. In connection with the acquisition of InfraSource on August 30, 2007, Quanta assumed InfraSource’s 2003 Omnibus Stock Incentive Plan and 2004 Omnibus Stock Incentive Plan, in each case as amended (the InfraSource Plans). The InfraSource Plans were terminated in connection with the acquisition, and no further awards will be made under these plans, although the terms of these plans will govern outstanding awards. The 2007 Plan, the 2001 Plan and the InfraSource Plans are referred to as the Plans.

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

All of Quanta’s employees (including its executive officers and directors who are also employees), non-employee directors and certain consultants and advisors are eligible to receive awards under the 2007 Plan, but only its employees (including executive officers and directors who are also employees) are eligible to receive ISOs. Awards in the form of stock options are exercisable during the period specified in each stock option agreement and generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee or, if applicable, the Equity Grant Committee. No option will remain exercisable later than ten years after the date of award (or five years in the case of ISOs awarded to employees owning more than 10% of Quanta’s voting capital stock). The exercise price for ISOs awarded under the 2007 Plan may be no less than the fair market value of a share of common stock on the date of award (or 110% in the case of ISOs awarded to employees owning more than 10% of Quanta’s voting capital stock). Upon the exercise of new stock options, Quanta has historically issued shares of common stock rather than treasury shares or shares purchased on the open market, although the plan permits any of the three. Awards in the form of restricted stock are subject to forfeiture and other restrictions until they vest. Except in certain limited circumstances and with respect to restricted stock awards awarded by the Compensation Committee covering in the aggregate no more than 200,000 shares of common stock, any restricted stock award that vests on the basis of a grantee’s continuous service shall not provide for vesting that is any more rapid than annual pro rata vesting over a three year period, and any restricted stock award that vests upon the attainment of performance goals established by the Compensation Committee shall provide for a performance period of at least twelve months, in each case, as designated by the Compensation Committee or, if applicable, the Equity Grant Committee and as specified in each award agreement.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

No stock options have been granted by Quanta since November 2002. As of December 31, 2008 and 2009, the number of options outstanding under the 2001 Plan, all of which have vested, was not material. Although there are some options granted under the InfraSource Plans assumed in connection with the InfraSource acquisition still outstanding, certain disclosures have been omitted due to immateriality. As of December 31, 2009, there was approximately $0.7 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans. That cost is expected to be recognized during 2010.

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

During the years ended December 31, 2007, 2008 and 2009, Quanta granted 0.4 million, 0.8 million and 1.1 million shares of restricted stock under the Plans with a weighted average grant price of $25.72, $23.57 and $22.10, respectively. During the years ended December 31, 2007, 2008 and 2009, 0.7 million, 0.6 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $16.9 million, $15.0 million and $13.1 million, respectively. Amounts granted in 2007 include restricted shares that were issued on August 30, 2007 upon conversion of the InfraSource restricted stock in connection with the acquisition of InfraSource, and vested amounts in 2007 through 2009 include restricted shares that vested under the InfraSource Plans following the acquisition.

A summary of the restricted stock activity for the year ended December 31, 2009 is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	(Per share)

Unvested at January 1, 2009	1,301	$22.62
Granted	1,134	$22.10
Vested	(624)	$21.01
Forfeited	(55)	$22.63

Unvested at December 31, 2009	1,756	$22.86

As of December 31, 2009, there was approximately $21.9 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. That cost is expected to be recognized over a weighted average period of 1.83 years.

Compensation expense is measured based on the fair value of the restricted stock. For discretionary awards, compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, and for performance based awards, compensation expense is recognized using the graded vesting method over the requisite service period. The fair value of the restricted stock is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised and Quanta’s and InfraSource’s employee stock purchase plans, both of which have been terminated, are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Non-cash compensation expense related to restricted stock	$7,935	$13,385	$17,415
Non-cash compensation expense related to stock options	1,427	3,307	2,460

Total stock-based compensation included in selling, general and administrative expenses	$9,362	$16,692	$19,875

Actual tax benefit for the tax deductions from vested restricted stock	$2,142	$1,473	$(1,567)
Actual tax benefit for the tax deductions from options exercised	4,096	4,294	354
Actual tax benefit related to the employee stock purchase plans	37	—	—

Actual tax benefit related to stock-based compensation expense	6,275	5,767	(1,213)
Income tax benefit related to non-cash compensation expense	3,651	6,511	7,751

Total tax benefit related to stock-based compensation expense	$9,926	$12,278	$6,538

13.	EMPLOYEE BENEFIT PLANS:

Unions’ Multi-Employer Pension Plans

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s operating units have any current plans to withdraw from these plans. Because no Quanta operating unit is currently contemplating a withdrawal from any plan, it is not possible to ascertain the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to any Quanta operating unit, or the amounts, if any, for which any Quanta operating unit may be contingently liable, if such a withdrawal from a plan were to occur in the future. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions apply. Quanta has been notified that two plans to which a Quanta operating unit contributes are in “critical” status. One of the plans requires additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by this plan. No additional contributions are required for the other plan. Quanta is not aware of any other plans to which any Quanta operating unit contributes that is in “critical” status. Contributions to all union multi-employer pension plans by Quanta were approximately $69.7 million, $76.8 million and $84.0 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Quanta 401(k) Plan

Quanta has a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Prior to joining Quanta’s 401(k) plan, certain subsidiaries of Quanta provided various defined contribution plans to their employees. Contributions to all non-union defined contribution plans by Quanta were approximately $6.1 million, $10.4 million and $10.0 million for the years ended December 31, 2007, 2008 and 2009, respectively.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years. Related party lease expense for the years ended December 31, 2007, 2008 and 2009 was approximately $4.0 million, $3.9 million and $5.4 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES:

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 14. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2009 (in thousands):

Operating
Leases

Year Ending December 31 —
2010	$50,783
2011	34,591
2012	22,691
2013	16,397
2014	7,671
Thereafter	11,225

Total minimum lease payments	$143,358

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense related to operating leases was approximately $86.7 million, $107.2 million and $112.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2009, the maximum guaranteed residual value was approximately $133.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed various amounts of capital for expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of December 31, 2009, Quanta estimates these committed capital expenditures to be approximately $12.1 million for the year ended December 31, 2010.

Litigation

Quanta is also from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows.

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the volatility in the financial markets significantly impacted the interest income Quanta receives from these investments and is likely to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of the on going economic downturn and volatility of the markets. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of receivables for services Quanta has performed. No customers represented 10% or more of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues for the years ended December 31, 2007, 2008 and 2009 or of accounts receivable as of December 31, 2008 and 2009.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, Quanta renewed its employer’s liability, general liability, auto liability and workers’ compensation policies for the current 2009 to 2010 policy year. As a result of the renewal, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required by Quanta to secure its obligations under its casualty insurance program, which is discussed further below, has increased. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, Quanta’s workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Quanta’s deductibles have varied in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of its safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of December 31, 2008 and 2009, the gross amount accrued for insurance claims totaled $147.9 million and $153.6 million, with $105.0 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2008 and 2009 were $12.5 million and $33.7 million, of which $7.2 million and $13.4 million are included in prepaid expenses and other current assets and $5.3 million and $20.3 million are included in other assets, net.

Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, Quanta’s overall risk exposure would increase which could negatively affect its results of operations and financial condition.

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

As of December 31, 2009, Quanta had $188.3 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with maturities generally expiring at various times throughout 2010. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2009, the total amount of outstanding performance bonds was approximately $732.5 million, and the estimated cost to complete these bonded projects was approximately $177.6 million.

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

Collective Bargaining Agreements

Certain of Quanta’s operating units are parties to various collective bargaining agreements with certain of their employees. The agreements require such operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If the participating operating units withdrew from, or otherwise terminated participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded, the subsidiaries could be assessed liabilities for additional contributions related to the underfunding of these plans. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of December 31, 2009, Quanta is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

16.	SEGMENT INFORMATION:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains wind turbine facilities and solar arrays and related switchyards and transmission networks for renewable power generation sources. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gas gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, pipeline integrity and rehabilitation and fabrication of pipeline support systems and related structures and facilities. This segment also provides emergency restoration services, including repairing natural gas and oil pipeline infrastructure damaged by inclement weather. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

The Telecommunications Infrastructure Services segment predominantly provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. The Fiber Optic Licensing segment provides services educational and healthcare institutions, large industrial and financial services customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunications customers or the installation of broadband communication over electric power lines.

In addition, Quanta’s integrated operations and common administrative support at each of its operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs, are made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

Prior to the second quarter of 2009, Quanta reported its results under two business segments, with all of its operating segments, other than the operating segment comprising the Fiber Optic Licensing segment, aggregated into the Infrastructure Services segment. During the second quarter of 2009, Quanta reported its results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. The prior periods have been restated to reflect the change to the four reportable segments described above.

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

					Corporate
		Natural Gas		Fiber Optic	and Non-
	Electric Power	and Pipeline	Telecommunications	Licensing	Allocated
	Segment	Segment	Segment	Segment	Costs	Consolidated

Year Ended December 31, 2007
Revenues from external customers	$1,691,688	$453,452	$493,465	$17,431	$—	$2,656,036
Operating income (loss)	160,411	19,965	61,158	8,714	(80,768)	169,480
Depreciation	$31,664	$15,766	$5,868	$1,450	$1,152	$55,900
Year Ended December 31, 2008
Revenues from external customers	$2,301,566	$879,541	$536,778	$62,328	$—	$3,780,213
Operating income (loss)	247,671	76,169	41,917	32,773	(109,363)	289,167
Depreciation	$40,358	$22,432	$6,458	$6,140	$2,266	$77,654
Year Ended December 31, 2009
Revenues from external customers	$2,067,845	$784,657	$378,363	$87,261	$—	$3,318,126
Operating income (loss)	226,109	62,663	25,346	44,143	(116,139)	242,122
Depreciation	$40,284	$27,579	$6,520	$9,419	$3,060	$86,862

The amounts related to the year ended December 31, 2007 include only four months of results of operations related to InfraSource and its subsidiaries, inclusive of the segment which comprises Fiber Optic Licensing, since the acquisition occurred on August 30, 2007. The amounts related to the year ended December 31, 2009 include the results of operations related to Price Gregory from October 1, 2009 through December 31, 2009, which are primarily included in the Natural Gas and Pipeline Infrastructure Services segment.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $71.5 million, $98.8 million and $112.2 million of its revenues from foreign operations, the majority of which was earned in Canada, during 2007, 2008 and 2009. In addition, Quanta held property and equipment of $9.0 million, $6.5 million and $57.1 million in foreign countries as of December 31, 2007, 2008 and 2009. The increase in property and equipment held by Quanta in foreign countries from 2008 to 2009 is primarily associated with the acquisition of Price Gregory.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2008 and 2009 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2008:
Revenues	$844,442	$960,882	$1,053,355	$921,534
Gross profit	123,877	158,690	185,566	166,733
Net income	21,471	37,668	51,937	46,489
Net income attributable to common stock	21,471	37,668	51,937	46,489
Basic earnings per share attributable to common stock	$0.13	$0.22	$0.30	$0.24
Diluted earnings per share attributable to common stock	$0.13	$0.21	$0.28	$0.24
2009:
Revenues	$738,530	$813,379	$780,794	$985,423
Gross profit	117,131	137,782	147,628	190,947
Net income	21,490	33,644	63,956	44,445
Net income attributable to common stock	21,354	33,427	63,436	43,945
Basic earnings per share attributable to common stock	$0.11	$0.17	$0.32	$0.21
Diluted earnings per share attributable to common stock	$0.11	$0.17	$0.32	$0.21

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our directors and executive officers required by Item 401 of Regulation S-K is set forth under the sections entitled “Proposal No. 1: Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2009 (2010 Proxy Statement), which sections are incorporated herein by reference.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, which section is incorporated herein by reference.

Information regarding our adoption of a code of ethics required by Item 406 of Regulation S-K is set forth under the section entitled “Corporate Governance — Code of Ethics and Business Conduct” in our 2010 Proxy Statement, which section is incorporated herein by reference.

Information regarding any changes in our director nomination procedures required by Item 407(c)(3) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Identifying and Evaluating Nominees for Director” and “Additional Information — Stockholder Proposals and Nominations of Directors for the 2011 Annual Meeting” in our 2010 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our audit committee required by Item 407(d)(4) and (d)(5) of Regulation S-K is set forth under the section entitled “Corporate Governance — Audit Committee” in our 2010 Proxy Statement, which section is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive officer and director compensation required by Item 402 of Regulation S-K is set forth under the sections entitled “Executive Compensation and Other Matters” and “Corporate Governance — Director Compensation” in our 2010 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our compensation committee required by Item 407(e)(4) and (e)(5) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2010 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth under the section entitled “Executive Compensation and Other Matters — Equity Compensation Plan Information” in our 2010 Proxy Statement, which section is incorporated herein by reference.

Information regarding security ownership required by Item 403 of Regulation S-K is set forth under the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons, promoters and certain control persons required by Item 404 of Regulation S-K is set forth under the section entitled “Certain Transactions” in our 2010 Proxy Statement, which section is incorporated herein by reference.

Information regarding director independence required by Item 407(a) of Regulation S-K is set forth under the section entitled “Corporate Governance — Board Independence” in our 2010 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the section entitled “Audit Fees” in our 2010 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report

(1) Financial Statements.  Reference is made to the Index to Consolidated Financial Statements on page 66 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

EXHIBIT INDEX

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed March 19, 2007 and incorporated herein by reference)
2.2		—	Agreement and Plan of Merger dated September 2, 2009, by and among Quanta Services, Inc., Quanta Sub, LLC, Price Gregory Services, Incorporated, and certain stockholders of Price Gregory Services, Incorporated named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed September 8, 2009 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.4		—	Indenture regarding 3.75% Convertible Subordinated Notes dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.2*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.5*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.7*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.9*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.10*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed on November 14, 2006 and incorporated herein by reference)
10	.11*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.12*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.13*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.14*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.15*	—	Employment Agreement dated as of October 27, 2008, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed October 31, 2008 and incorporated herein by reference)
10	.16*	—	Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008 by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.18*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.19*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.20*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.21*	—	Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)
10.22		—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)

Exhibit
No.		Description

10.23	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.24	—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.25	—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.26	—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.27	—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.28	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.29	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.30	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.31	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10.32	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)
10.33	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, PA., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

Exhibit
No.			Description

10	.34*	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.28 to the Company’s 2006 Form 10-K (no. 001-13831) filed February 28, 2007 and incorporated herein by reference)
10	.35*	—	2009 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (No. 001-13831) filed May 11, 2009 and incorporated herein by reference)
10	.36*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.	XBRL Instance Document.
INS*
101.	XBRL Taxonomy Extension Schema Document.
SCH*
101.	XBRL Taxonomy Extension Calculation Linkbase Document.
CAL*
101.	XBRL Taxonomy Extension Label Linkbase Document.
LAB*
101.	XBRL Taxonomy Extension Presentation Linkbase Document.
PRE*
101.	XBRL Taxonomy Extension Definition Linkbase Document.
DEF*

*	Management contracts or compensatory plans or arrangements

†	Filed or furnished with this Annual Report on Form 10-K Included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, (ii) the Consolidated Balance Sheets as of December 31, 2009 and 2008, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and (iv) the Consolidated Statements of Equity. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 1, 2010.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ RALPH R. DISIBIO Ralph R. Disibio	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

Signature	Title

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Director

/s/ JOHN R. WILSON John R. Wilson	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed March 19, 2007 and incorporated herein by reference)
2.2		—	Agreement and Plan of Merger dated September 2, 2009, by and among Quanta Services, Inc., Quanta Sub, LLC, Price Gregory Services, Incorporated, and certain stockholders of Price Gregory Services, Incorporated named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed September 8, 2009 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42957) and incorporated herein by reference)
4.2		—	Amended and Restated Rights Agreement dated as of March 8, 2000 and amended and restated as of October 24, 2002 between Quanta Services, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate (previously filed as Exhibit 1.1 to the Company’s Form 8-A12B/A (No. 001-13831) filed October 25, 2002 and incorporated herein by reference)
4.3		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.4		—	Indenture regarding 3.75% Convertible Subordinated Notes dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.2*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.5*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.7*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.9*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed on January 30, 2004 and incorporated herein by reference)
10	.10*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed on November 14, 2006 and incorporated herein by reference)
10	.11*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.12*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.13*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.14*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.15*	—	Employment Agreement dated as of October 27, 2008, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed October 31, 2008 and incorporated herein by reference)
10	.16*	—	Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008 by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.18*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.19*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)
10	.20*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.21*	—	Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)

Exhibit
No.		Description

10.22	—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.23	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.24	—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.25	—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.26	—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.27	—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.28	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.29	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.30	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.31	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

Exhibit
No.			Description

10.32		—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)
10.33		—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, PA., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)
10	.34*	—	Director Compensation Summary to be effective as of the 2007 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.28 to the Company’s 2006 Form 10-K (no. 001-13831) filed February 28, 2007 and incorporated herein by reference)
10	.35*	—	2009 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (No. 001-13831) filed May 11, 2009 and incorporated herein by reference)
10	.36*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1†	—	Subsidiaries (filed herewith)
23	.1†	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1†	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2†	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.	XBRL Instance Document.
INS*
101.	XBRL Taxonomy Extension Schema Document.
SCH*
101.	XBRL Taxonomy Extension Calculation Linkbase Document.
CAL*
101.	XBRL Taxonomy Extension Label Linkbase Document.
LAB*
101.	XBRL Taxonomy Extension Presentation Linkbase Document.
PRE*
101.	XBRL Taxonomy Extension Definition Linkbase Document.
DEF*

*	Management contracts or compensatory plans or arrangements

†	Filed or furnished with this Annual Report on Form 10-K Included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, (ii) the Consolidated Balance Sheets as of December 31, 2009 and 2008, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and (iv) the Consolidated Statements of Equity. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.