Form 10-Q
period 2010-03-31
QUANTA SERVICES INC
filed 2010-05-10
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

210,490,611 shares of Common Stock were outstanding as of May 3, 2010. As of the same date, 432,485 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	48
ITEM 4.	Controls and Procedures	49
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	51
ITEM 1A.	Risk Factors	51
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
ITEM 6.	Exhibits	52
Signature		53
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$659,824	$699,629
Accounts receivable, net of allowances of $8,038 and $8,119	672,586	688,260
Costs and estimated earnings in excess of billings on uncompleted contracts	56,674	61,239
Inventories	33,176	33,451
Prepaid expenses and other current assets	83,224	100,213

Total current assets	1,505,484	1,582,792
Property and equipment, net of accumulated depreciation of $403,465 and $383,714	870,260	854,437
Other assets, net	44,756	45,345
Other intangible assets, net of accumulated amortization of $102,015 and $96,167	178,994	184,822
Goodwill	1,449,658	1,449,558

Total assets	$4,049,152	$4,116,954

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and notes payable	$364	$3,426
Accounts payable and accrued expenses	335,725	422,034
Billings in excess of costs and estimated earnings on uncompleted contracts	66,368	70,228

Total current liabilities	402,457	495,688
Convertible subordinated notes, net of discount of $16,005 and $17,142	127,745	126,608
Deferred income taxes	163,172	167,575
Insurance and other non-current liabilities	217,744	216,522

Total liabilities	911,118	1,006,393

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 213,067,039 and 211,977,811 shares issued and 210,259,275 and 209,378,308 shares outstanding	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 662,293 and 662,293 shares issued and outstanding, respectively	0	0
Additional paid-in capital	3,069,789	3,065,581
Retained earnings	99,580	75,836
Accumulated other comprehensive income (loss)	6,624	3,502
Treasury stock, 2,807,764 and 2,599,503 common shares, at cost	(39,695)	(35,738)

Total stockholders’ equity	3,136,300	3,109,183
Noncontrolling interest	1,734	1,378

Total equity	3,138,034	3,110,561

Total liabilities and equity	$4,049,152	$4,116,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$748,283	$738,530
Cost of services (including depreciation)	619,141	621,399

Gross profit	129,142	117,131
Selling, general and administrative expenses	81,004	73,603
Amortization of intangible assets	5,848	4,906

Operating income	42,290	38,622
Interest expense	(2,864)	(2,818)
Interest income	369	1,081
Other income (expense), net	371	76

Income before income taxes	40,166	36,961
Provision for income taxes	16,066	15,471

Net income	24,100	21,490
Less: Net income attributable to noncontrolling interest	356	136

Net income attributable to common stock	$23,744	$21,354

Earnings per share attributable to common stock:
Basic earnings per share	$0.11	$0.11

Diluted earnings per share	$0.11	$0.11

Shares used in computing earnings per share:
Weighted average basic shares outstanding	208,673	197,704

Weighted average diluted shares outstanding	210,342	197,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$24,100	$21,490
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	26,584	19,768
Amortization of intangibles	5,848	4,906
Non-cash interest expense	1,137	1,052
Amortization of debt issuance costs	231	230
Amortization of deferred revenues	(1,152)	(2,636)
(Gain) loss on sale of property and equipment	(430)	429
Foreign currency (gain) loss	(285)	0
Provision for doubtful accounts	(48)	455
Deferred income tax provision	11,930	4,758
Non-cash stock-based compensation	6,002	4,702
Tax impact of stock-based equity awards	(1,969)	1,632
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	16,797	108,040
Costs and estimated earnings in excess of billings on uncompleted contracts	4,668	(5,864)
Inventories	348	26
Prepaid expenses and other current assets	7,697	105
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(94,758)	(55,262)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,867)	9,186
Other, net	793	(1,815)

Net cash provided by operating activities	3,626	111,202

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	932	1,826
Additions of property and equipment	(43,799)	(41,265)

Net cash used in investing activities	(42,867)	(39,439)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	0	1,938
Payments on other long-term debt	(3,294)	(1,137)
Tax impact of stock-based equity awards	1,969	(1,632)
Exercise of stock options	190	119

Net cash used in financing activities	(1,135)	(712)

Effect of foreign exchange rate changes on cash and cash equivalents	571	(143)
Net increase (decrease) in cash and cash equivalents	(39,805)	70,908
Cash and cash equivalents, beginning of period	699,629	437,901

Cash and cash equivalents, end of period	$659,824	$508,809

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(159)	$(160)
Income taxes paid	$(34,403)	$(7,918)
Income tax refunds	$1,722	$948

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

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. The Fiber Optic

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Acquisitions

On October 1, 2009, Quanta acquired Price Gregory Services, Incorporated (Price Gregory). In connection with the acquisition, Quanta issued approximately 10.9 million shares of Quanta common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. As the transaction was effective October 1, 2009, the results of Price Gregory have been included in the consolidated financial statements beginning on such date. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America, specializing in the construction of large diameter transmission pipelines. Price Gregory’s financial results have been and will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

At various times during 2009, Quanta acquired three other businesses that predominately provide electric power and telecommunications services, and the results for such businesses are reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. These acquisitions allow Quanta to further expand its capabilities and scope of services in various locations around the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or partially consolidated, as discussed in the following summary of significant accounting policies. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 1, 2010.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $659.8 million and $699.6 million as of March 31, 2010 and December 31, 2009. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At March 31, 2010 and December 31, 2009, cash equivalents were $501.3 million and $636.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of March 31, 2010 and December 31, 2009, cash and cash equivalents held in domestic bank accounts was approximately $632.3 million and $669.8 million and cash and cash equivalents held in foreign bank accounts was approximately $27.5 million and $29.8 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the continuing economic downturn and volatility of the markets, could affect its ability to collect amounts due from them. As of March 31, 2010 and December 31, 2009, Quanta had total allowances for doubtful accounts of approximately $8.0 million and $8.1 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Current retainage balances as of March 31, 2010 and December 31, 2009 were approximately $125.2 million and $152.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of March 31, 2010 and December 31, 2009 were $3.0 million and $2.4 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At March 31, 2010 and December 31, 2009, the balances of unbilled receivables included in accounts receivable were approximately $119.2 million and $96.9 million.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with various of its acquisitions. Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test, which Quanta performs at the operating unit level. Each of Quanta’s operating units is organized into one of three internal divisions, which are closely aligned with Quanta’s reportable segments, based on the predominant type of work performed by the operating unit at the point in time the divisional designation is made. Because separate measures of assets and cash flows are not produced or utilized by management to evaluate segment performance, Quanta’s impairment assessments of its goodwill do not include any consideration of assets and cash flows by reportable segment. As a result, Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

Quanta’s goodwill impairment assessment is performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in Quanta’s market capitalization below book value, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of goodwill associated with one or all of its reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

For recently acquired reporting units, a step one impairment test may not indicate an implied fair value that is substantially different from the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2009, a goodwill impairment analysis was performed for each of Quanta’s operating units and no impairment was indicated. As discussed generally above, when evaluating the 2009 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. As of March 31, 2010, there were no known factors that would indicate the need for an interim impairment assessment at any of Quanta’s reporting units; however, circumstances such as continued market declines, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements and patented rights and developed technology. The value of customer relationships is estimated using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

Quanta amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss would be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Investments in Joint Ventures

Quanta has an investment in a joint venture that provides infrastructure services, including the design, installation and maintenance of electric transmission and distribution systems in the northeast United States, under a contract awarded by a large utility customer. The joint venture members each own equal equity interests in the joint venture. Quanta has determined that the joint venture is a variable interest entity, with Quanta providing more than half of the subordinated financial support to the entity through its expected provision of the majority of the subcontractor services to the joint venture. As a result, Quanta has determined that it has a controlling financial interest in the joint venture and has accounted for the results of the joint venture on a consolidated basis. The other equity interest in the joint venture has been accounted for as a noncontrolling interest as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. Notes 7 and 9 contain further disclosures related to this variable interest entity.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One of Quanta’s operating units operates under the terms of an unincorporated joint venture that provides joint engineering and construction services for the design and installation of fuel storage facilities under a contract for a specific customer. The joint venture is a general partnership, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. Quanta has determined that its investment in this joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, and such amounts have been proportionally consolidated in the accompanying financial statements.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2010, Quanta had approximately $25.0 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of March 31, 2010 and December 31, 2009, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $35.3 million and $35.9 million and are recognized as deferred revenue, with $25.6 million and $25.4 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at March 31, 2010 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2010	$58,117
2011	65,897
2012	54,747
2013	43,546
2014	28,989
Thereafter	61,590

Fixed non-cancelable minimum licensing revenues	$312,886

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

Quanta records reserves for expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of March 31, 2010, the total amount of unrecognized tax benefits relating to uncertain tax positions was $47.6 million, an increase from December 31, 2009 of $2.4 million, which primarily relates to tax positions expected to be taken for 2010. Quanta recognized $1.0 million and $1.4 million of interest expense and penalties in the provision for income taxes for the quarters ended March 31, 2010 and 2009. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $10.2 million due to the expiration of certain statutes of limitations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at March 31, 2010 and December 31, 2009, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

Quanta’s convertible subordinated notes are not required to be carried at fair value, although their fair market value must be disclosed. The fair market value of Quanta’s convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of the convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of Quanta’s convertible subordinated notes will also increase as the market price of its stock rises and will decrease as the market price of its stock falls. The interest and market value changes affect the fair market value of Quanta’s convertible subordinated notes but do not impact their carrying value. The fair market value of Quanta’s convertible subordinated notes is determined based upon the quoted secondary market price on or before the dates specified, which is considered a Level 2 input. The fair value of the aggregate principal amount of Quanta’s fixed-rate debt of $143.8 million was $148.2 million at March 31, 2010 and $160.8 million at December 31, 2009.

Quanta’s derivative liabilities are classified as Level 2 liabilities at March 31, 2010 and December 31, 2009 and have a total fair market value of $0.8 million and $0.7 million. The fair values are determined based on adjusted broker quotes derived from open market pricing information. These derivative liabilities are included within accounts payable and accrued liabilities in the consolidated balance sheets.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2009, the carrying amount of such assets, including goodwill, was compared to its fair value. No changes in carrying amount resulted. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations. However, Quanta has foreign operating units in Canada, for which Quanta considers the Canadian dollar to be the functional currency. Generally, the currency in which the operating unit transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the parent company and the nature of the operating unit’s operations must also be considered. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. If transactions are denominated in the operating units’ functional currency, the translation gains and losses are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the operating units’ functional currency, the translation gains and losses are included within the statement of operations.

Derivatives

From time to time, Quanta may enter into forward currency contracts that qualify as derivatives in order to hedge the risks associated with fluctuations in foreign currency exchange rates related to certain forecasted foreign currency denominated transactions. Quanta does not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for cash flow hedge accounting. For a hedge to qualify for cash flow hedge accounting treatment, a hedge must be documented at the inception of the contract, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness. The dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must also be documented. At the inception of the hedge and on an ongoing basis, the hedge must be deemed to be “highly effective” at minimizing the risk of the identified exposure. Effectiveness measures relate the gains or losses of the derivative to changes in the cash flows associated with the hedged item, and the forecasted transaction must be probable of occurring.

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

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements.

On January 1, 2010, Quanta adopted new standards aimed to improve the visibility of off-balance sheet vehicles previously exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. The impact from the adoption of these new standards was not material.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2009 and March 31, 2010 is as follows (in thousands):

	Electric	Natural Gas
	Power	and Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2009:
Goodwill	$651,815	$337,938	$523,069	$1,512,822
Accumulated impairment	0	0	(63,264)	(63,264)

	651,815	337,938	459,805	1,449,558
Foreign currency translation related to goodwill	115	0	0	115
Purchase price adjustments related to prior periods	(15)	0	0	(15)

Balance at March 31, 2010:
Goodwill	651,915	337,938	523,069	1,512,922
Accumulated impairment	0	0	(63,264)	(63,264)

	$651,915	$337,938	$459,805	$1,449,658

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

Intangible assets are comprised of (in thousands):

	As of		Three Months Ended		As of
	December 31, 2009		March 31, 2010		March 31, 2010
				Foreign
	Intangible	Accumulated	Amortization	Currency	Intangible
	Assets	Amortization	Expense	Adjustments	Assets, Net

Other intangible assets:
Customer relationships	$127,585	$(19,234)	$(2,091)	$9	$106,269
Backlog	92,238	(64,347)	(2,322)	0	25,569
Trade names	23,649	(197)	(197)	0	23,255
Non-compete agreements	21,439	(9,398)	(921)	11	11,131
Patented rights and developed technology	16,078	(2,991)	(317)	0	12,770

Total intangible assets	$280,989	$(96,167)	$(5,848)	$20	$178,994

Expenses for the amortization of intangible assets were $5.8 million and $4.9 million for the three months ended March 31, 2010 and 2009. The remaining weighted average amortization period for all intangible assets as of March 31, 2010 is 12.5 years, while the remaining weighted average amortization periods for customer relationships, backlog, trade names, non-compete agreements and the patented rights and developed technology are

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.8 years, 1 year, 29.5 years, 3.0 years and 10.5 years, respectively. The estimated future aggregate amortization expense of intangible assets as of March 31, 2010 is set forth below (in thousands):

Year Ended December 31 —
Remainder of 2010	$30,851
2011	15,935
2012	14,709
2013	11,826
2014	11,220
Thereafter	94,453

Total	$178,994

5.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are illustrated below (in thousands):

	Three Months Ended
	March 31,
	2010	2009

NET INCOME:
Net income attributable to common stock	$23,744	$21,354

Net income attributable to common stock for diluted earnings per share	$23,744	$21,354

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	208,673	197,704
Effect of dilutive stock options	137	29
Effect of shares in escrow	1,532	0

Weighted average shares outstanding for diluted earnings per share	210,342	197,733

For the three months ended March 31, 2010 and 2009, stock options for approximately 0.1 million and 0.1 million shares were excluded from the computation of diluted earnings per share because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the three months ended March 31, 2010 and 2009, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share.

6.	DEBT OBLIGATIONS:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, Quanta had approximately $190.1 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $284.9 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of March 31, 2010, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with Quanta’s existing subordinated notes, its continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

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

3.75% Convertible Subordinated Notes

At March 31, 2010, Quanta had outstanding $143.8 million aggregate principal amount of 3.75% convertible subordinated notes (3.75% Notes). The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $127.7 million and $126.6 million of convertible subordinated notes on the consolidated balance sheet as of March 31, 2010 and December 31, 2009 is presented net of a debt discount of $16.1 million and $17.2 million, which is amortized as interest expense over the remaining amortization period. The effective interest rate used to calculate total interest expense for the 3.75% Notes was 7.85%. At March 31, 2010, the remaining amortization period of the debt discount was approximately three years.

Pursuant to the terms of the indenture, Quanta has the right to redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. On April 12, 2010, Quanta issued a notice of redemption to the holders of the 3.75% Notes that it will redeem all of its outstanding notes on May 14, 2010 at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. As described below, under the terms of the indenture, each of the holders of the notes has the right, at its option, to convert all or a portion of the principal amount of its

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.75% Notes into shares of Quanta’s common stock. As a result of Quanta’s exercise of this redemption right, the other redemption right provided in the indenture is no longer exercisable. This other redemption right, which was exercisable after April 30, 2010 and allowed for the redemption of the 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, was triggered only when the closing price of Quanta’s common stock met specified thresholds for certain periods.

The 3.75% Notes are convertible into Quanta’s common stock, based on an initial conversion rate of 44.6229 shares of Quanta’s common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of Quanta’s common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon Quanta calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of Quanta’s common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. The 3.75% Notes were not convertible during the quarter ended March 31, 2010, but are currently convertible as a result of the notice of redemption issued by Quanta on April 12, 2010. Upon conversion, Quanta has the option to deliver cash, shares of Quanta’s common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. In connection with any conversions that may occur as a result of the notice of redemption, Quanta has elected to satisfy its obligation upon conversion of any of the 3.75% Notes in cash up to $1,000 for each $1,000 principal amount of the notes, with the remaining obligation, if any, satisfied in shares of Quanta’s common stock in accordance with the terms of the indenture.

The 3.75% Notes carry cross-default provisions with Quanta’s other debt instruments exceeding $20.0 million in borrowings, which includes Quanta’s existing credit facility.

7.	EQUITY:

Treasury Stock

Pursuant to the stock incentive plans described in Note 8, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 208,261 and 178,164 shares of Quanta common stock with a total market value of $4.0 million and $3.1 million for settlement of employee tax liabilities during the first quarters of 2010 and 2009. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interest

As further described in Note 2, Quanta has a 50% interest in a joint venture that qualifies as a variable interest entity and has been included on a consolidated basis in the accompanying financial statements as described in Note 2. As a result, income attributable to the other joint venture member has been accounted for as a reduction of reported net income of approximately $0.4 million and $0.1 million related to the noncontrolling interest for the quarters ended March 31, 2010 and 2009 to derive net income attributable to the common stockholders of Quanta. Equity in the consolidated assets and liabilities of the joint venture attributable to the other joint venture member has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheets.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the Price Gregory acquisition on October 1, 2009, Quanta acquired investments in three joint ventures of 65%, 49% and 49%. These investments, which constitute variable interest entities, have been included on a consolidated basis in the accompanying financial statements with a nominal amount recorded as a loss attributable to the other joint venture members. Equity in the consolidated assets and liabilities of the joint ventures attributable to the other joint venture members has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $1.7 million and $1.4 million at March 31, 2010 and December 31, 2009. The carrying value of the investment held by the noncontrolling interest in these variable interest entities at March 31, 2010 and December 31, 2009 was $1.7 million and $1.4 million. There were no changes in equity as a result of transfers (to) from the noncontrolling interest during the period. Note 9 has further disclosures related to Quanta’s joint venture arrangements.

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income (loss), net of tax, as a result. Additionally, unrealized gains and losses on foreign currency cash flow hedges are also recorded in other comprehensive income (loss), net of tax. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income	$24,100	$21,490
Foreign currency translation adjustment, net of tax	3,253	(667)
Loss on foreign currency cash flow hedges, net of tax	(131)	0

Comprehensive income	27,222	20,823
Less: Comprehensive income attributable to the noncontrolling interest	356	136

Comprehensive income attributable to common stock	$26,866	$20,687

In the third quarter of 2009, one of Quanta’s Canadian operating units entered into three forward contracts with settlement dates in December 2009, June 2010 and November 2010, to reduce foreign currency risk associated with anticipated customer sales that are denominated in South African rand. This same operating unit also entered into three additional forward contracts to reduce the foreign currency exposure associated with a series of forecasted intercompany payments denominated in U.S. dollars to be made over a twelve-month period, which also had settlement dates in December 2009, June 2010 and November 2010.

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, with one contract for approximately $5.8 million ($CAD) being settled in December 2009. These contracts have been accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the forward contracts between the South African rand and the Canadian dollar are recorded in other comprehensive income (loss) prior to their settlement and have been and will be reclassified into earnings in the periods in which the hedged transactions occur. During the quarter ended March 31, 2010, a nominal loss was recorded to other comprehensive income (loss) related to the two remaining South African rand to Canadian dollar forward contracts.

The Canadian dollar to U.S. dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination, with one contract for approximately $5.0 million having settled in December 2009. Such contracts have also been accounted for as cash flow hedges. Accordingly, changes in the fair value of the forward contracts between the Canadian dollar and the U.S. dollar are recorded in other comprehensive income

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) prior to their settlement and have been or will be reclassified into earnings in the periods in which the hedged transactions occur. During the quarter ended March 31, 2010, a loss of $0.1 million was recorded to other comprehensive income (loss) related to the two remaining Canadian dollar to U.S. dollar forward contracts.

Effectiveness testing related to these cash flow hedges is performed at the end of each quarter. Any ineffective portion of these contracts is reclassified into earnings if the derivatives are no longer deemed to be cash flow hedges. For the quarter ended March 31, 2010, no portion of the South African rand to Canadian dollar or Canadian dollar to U.S. dollar forward contracts were considered ineffective.

8.	STOCK-BASED COMPENSATION:

Stock Incentive Plans

Pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options. The purpose of the 2007 Plan is to provide directors, key employees, officers and certain consultants and advisors with additional performance incentives by increasing their proprietary interest in Quanta. Prior to the adoption of the 2007 Plan, Quanta had issued awards of restricted common stock and stock options under its 2001 Stock Incentive Plan (as amended and restated March 13, 2003) (the 2001 Plan), which was terminated effective May 24, 2007, except that outstanding awards will continue to be governed by the terms of the 2001 Plan. In connection with the acquisition of InfraSource Services, Inc. (InfraSource) on August 30, 2007, Quanta assumed InfraSource’s 2003 Omnibus Stock Incentive Plan and 2004 Omnibus Stock Incentive Plan, in each case as amended (the InfraSource Plans). The InfraSource Plans were terminated in connection with the acquisition, although the terms of these plans will govern outstanding awards. The 2007 Plan, the 2001 Plan and the InfraSource Plans are referred to as the Plans.

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

During the three months ended March 31, 2010 and 2009, Quanta granted 1.1 million and 0.9 million shares of restricted stock under the 2007 Plan with a weighted average grant price of $19.11 and $22.17. During the three months ended March 31, 2010 and 2009, 0.6 million and 0.5 million shares vested with an approximate fair value at the time of vesting of $11.9 million and $9.4 million.

As of March 31, 2010, there was approximately $34.4 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.35 years.

Stock Options

No stock options have been granted by Quanta since November 2002. As of March 31, 2010 and December 31, 2009, the number of options outstanding under the 2001 Plan, all of which have vested, was not material. Although some options granted under the InfraSource Plans assumed in connection with the InfraSource acquisition are still outstanding, certain disclosures have been omitted due to immateriality. As of March 31, 2010, there was approximately $0.5 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans, which is expected to be recognized during 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Non-cash compensation expense related to restricted stock	$5,821	$4,126
Non-cash compensation expense related to stock options	181	576

Total stock-based compensation included in selling, general and administrative expenses	$6,002	$4,702

Actual tax benefit (expense) from vested restricted stock	$(1,937)	$(1,635)
Actual tax benefit (expense) from options exercised	(32)	15

Actual tax benefit (expense) related to stock-based compensation expense	(1,969)	(1,620)
Income tax benefit related to non-cash compensation expense	2,341	1,834

Total tax benefit related to stock-based compensation expense	$372	$214

9.	COMMITMENTS AND CONTINGENCIES:

Joint Venture Contingencies

As described in Notes 2 and 7, one of Quanta’s operating units operates in a joint venture with a third party engineering company for the purpose of providing infrastructure services under a contract with a large utility customer. Losses incurred by the joint venture are typically shared equally by the joint venture members. However, under the terms of the joint venture agreement, each member of the joint venture has guaranteed all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with this performance guarantee.

In addition, as described in Note 2, another of Quanta’s operating units operates in a joint venture with a third party for the purpose of providing joint engineering and construction services for the design and installation of fuel storage facilities under a contract with a specific customer. Under the joint venture agreement, the losses incurred by the joint venture are typically shared equally by the joint venture partners. However, the joint venture is a general partnership, and as such, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with its joint and several liability.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2010 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2010	$38,098
2011	36,302
2012	24,253
2013	17,488
2014	8,358
Thereafter	12,538

Total minimum lease payments	$137,037

Rent expense related to operating leases was approximately $26.8 million and $27.9 million for the three months ended March 31, 2010 and 2009.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2010, the maximum guaranteed residual value was approximately $129.6 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed lease arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of March 31, 2010, Quanta estimates these committed capital expenditures to be approximately $30.5 million for the period April 1, 2010 through December 31, 2010 and $0.1 million for the year ended December 31, 2011.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the volatility in the financial markets has significantly impacted the interest income Quanta receives from these investments and is likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of ongoing depressed economic and financial market conditions. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of receivables for services Quanta has performed. No customer represented 10% or more of revenues for the three months ended March 31, 2010 or 2009 or of accounts receivable as of March 31, 2010 or December 31, 2009.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required by Quanta to secure its obligations under its casualty insurance program, which is discussed further below, has increased. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, Quanta’s workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of its safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of March 31, 2010 and December 31, 2009, the gross amount accrued for insurance claims totaled $152.9 million and $153.6 million, with $109.3 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2010 and December 31, 2009 were $32.1 million and $33.7 million, of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which $12.6 million and $13.4 million are included in prepaid expenses and other current assets and $19.5 million and $20.3 million are included in other assets, net.

Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its results of operations and financial condition.

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

As of March 31, 2010, Quanta had $190.1 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2010 and 2011. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2010, the total amount of outstanding performance bonds was approximately $760.2 million, and the estimated cost to complete these bonded projects was approximately $150.6 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors licenses. Quanta has also guaranteed the obligations of its wholly owned subsidiary that is a party to the joint venture arrangement with a third party engineering company.

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

Collective Bargaining Agreements

Certain of Quanta’s operating units are parties to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined in advance for future periods because the location and number of union employees that Quanta has employed at any given time and the plans in which they

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may participate vary depending on projects Quanta has ongoing at any time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s operating units have any current plans to withdraw from these plans. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. Quanta has been notified that two plans to which a Quanta operating unit contributes are in “critical” status. One of the plans requires additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by this plan. The amount of additional funds that Quanta may be obligated to contribute to this plan in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by this plan. No additional contributions are required for the other plan.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of March 31, 2010, Quanta is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

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

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. The Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

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

Prior to the second quarter of 2009, Quanta reported its results under two business segments, with all of its operating segments, other than the operating segment comprising the Fiber Optic Licensing segment, aggregated into the Infrastructure Services segment. During the second quarter of 2009, Quanta reported its results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. Prior periods have been restated to reflect the change to Quanta’s four reportable segments described above.

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

					Corporate
		Natural Gas		Fiber Optic	and Non-
	Electric Power	and Pipeline	Telecommunications	Licensing	Allocated
	Segment	Segment	Segment	Segment	Costs	Consolidated

Quarter Ended March 31, 2010 —
Revenues from external customers	$456,821	$188,934	$78,226	$24,302	$0	$748,283
Operating income (loss)	39,817	18,374	(800)	12,119	(27,220)	42,290
Depreciation	$9,901	$11,176	$1,706	$3,038	$763	$26,584
Quarter Ended March 31, 2009 —
Revenues from external customers	$534,741	$111,425	$73,479	$18,885	$0	$738,530
Operating income (loss)	53,021	(1,442)	962	9,130	(23,049)	38,622
Depreciation	$10,035	$5,367	$1,609	$2,014	$743	$19,768

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

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $47.4 million and $15.1 million of its revenues from foreign operations, the majority of which was earned in Canada, during the three months ended March 31, 2010 and 2009. In addition, Quanta held property and equipment of $59.6 million and $57.1 million in foreign countries as of March 31, 2010 and December 31, 2009.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	SUBSEQUENT EVENT:

On April 12, 2010, Quanta issued a notice of redemption to the holders of the 3.75% Notes that it will redeem all of the outstanding notes on May 14, 2010 (the Redemption Date) at a redemption price of 101.607% of the principal amount of the 3.75% Notes (the Redemption Price), plus accrued and unpaid interest to, but not including, the Redemption Date. At March 31, 2010, the 3.75% Notes had a net carrying value of approximately $127.7 million, which is derived from the aggregate principal amount of the notes of $143.8 million less a net unamortized debt discount of approximately $16.1 million. Under the terms of the indenture, each of the holders of the notes has the right, at its option, to convert all or a portion of the principal amount of its 3.75% Notes into shares of Quanta’s common stock at the conversion rate of 44.6229 shares of common stock for each $1,000 principal amount of notes converted, instead of receiving the Redemption Price. As provided by the terms of the indenture, Quanta has elected to satisfy its obligation upon conversion of any of the 3.75% Notes in cash up to $1,000 for each $1,000 principal amount of the notes, with the remaining obligation, if any, satisfied in shares of Quanta’s common stock. As a result of the redemption and/or conversion of all of the 3.75% Notes, Quanta will reduce its outstanding debt and reduce future cash and non-cash interest expense. Quanta will pay any cash obligations in connection with the redemption or conversion of the 3.75% Notes from cash on hand. Upon the redemption or conversion, as applicable, of all of the outstanding 3.75% Notes, Quanta expects to pay total cash of approximately $146.1 million and expects to recognize a loss on extinguishment of debt of approximately $2.4 million to $4.4 million, net of tax.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 1, 2010 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

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

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the quarter ended March 31, 2010 were approximately $748.3 million, of which 61.0% was attributable to the Electric Power Infrastructure Services segment, 25.3% to the Natural Gas and Pipeline Infrastructure Services segment, 10.5% to the Telecommunications Infrastructure Services segment and 3.2% to the Fiber Optic Licensing segment.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide services across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunication customers or the installation of broadband communication over electric power lines. Our integrated operations and common administrative support at each of our operating units require that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation and general and administrative costs, are made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible costs are not allocated.

Prior to the second quarter of 2009, we reported our results under two business segments, with all of our operating segments, other than the operating segment comprising the Fiber Licensing segment, aggregated into the Infrastructure Services segment. During the second quarter of 2009, we reported our results under three reportable segments: (1) Electric & Gas Infrastructure Services, (2) Telecom & Ancillary Infrastructure Services and (3) Dark Fiber. Prior periods have been restated to reflect the change to our four reportable segments described above.

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

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design and installation of wireless communications towers and switching systems. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with lease terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. The Fiber Optic Licensing segment services enterprise, education, carrier, financial services and healthcare customers and other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Price Gregory Acquisition

On October 1, 2009, we acquired Price Gregory Services, Incorporated (Price Gregory), which provides natural gas and oil transmission pipeline infrastructure services in North America. In connection with this acquisition, we issued approximately 10.9 million shares of our common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. The results of Price Gregory have been included in our consolidated financial statements beginning on October 1, 2009. The acquisition significantly expanded our existing natural gas and pipeline operations. In conjunction with this acquisition, we added the natural gas and pipeline division for internal management purposes. Because of the type of work performed by Price Gregory, its financial results are generally included in the Natural Gas and Pipeline Infrastructure Services segment.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. The backlog estimates include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest. The following tables present our total backlog by reportable segment as of March 31, 2010 and December 31, 2009, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	March 31, 2010		December 31, 2009
	12 Month	Total	12 Month	Total

Electric Power Infrastructure Services	$1,277,546	$3,627,610	$1,312,141	$3,855,320
Natural Gas and Pipeline Infrastructure Services	968,658	1,271,156	847,702	1,120,795
Telecommunications Infrastructure Services	195,190	292,644	222,999	285,295
Fiber Optic Licensing	88,186	391,535	87,786	387,373

Total	$2,529,580	$5,582,945	$2,470,628	$5,648,783

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given quarter. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

We and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. We have experienced reduced spending by our customers since late 2008, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for our services in the near-term until conditions improve. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

Understanding Margins

Our gross margin is gross profit expressed as a percentage of revenues, and our operating margin is operating income expressed as a percentage of revenues. Cost of services, which is subtracted from revenues to obtain gross profit, consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Selling, general and administrative expenses and amortization of intangible assets are then subtracted from gross profit to obtain operating income. Various factors — some controllable, some not — impact our margins on a quarterly or annual basis.

Seasonal and Geographical.  As discussed above, seasonal patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. In addition, the mix of business conducted in different parts of the country will affect margins, as some parts of the country offer the opportunity for higher margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting or in a mountainous area or in open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

Weather.  Adverse or favorable weather conditions can impact margins in a given period. For example, it is typical in the first quarter of any fiscal year that parts of the country may experience snow or rainfall that may negatively impact our revenues and margins due to reduced productivity. In many cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on margins. In some cases, severe weather, such as hurricanes and ice storms, can provide us with higher margin emergency restoration service work, which generally has a positive impact on margins.

Revenue Mix.  The mix of revenues derived from the industries we serve will impact margins, as certain industries provide higher margin opportunities. Additionally, changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by industry served.

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Margins for installation work may vary from project to project, and can be higher than maintenance work, because work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We typically derive approximately 50% of our annual revenues from maintenance work, but a higher portion of installation work in any given period may affect our margins for that period.

Subcontract Work.  Work that is subcontracted to other service providers generally yields lower margins. An increase in subcontract work in a given period may contribute to a decrease in margins. We typically subcontract approximately 10% to 15% of our work to other service providers.

Materials versus Labor.  Margins may be lower on projects on which we furnish materials as our mark-up on materials is generally lower than on labor costs. In a given period, a higher percentage of work that has a higher materials component may decrease overall margins.

Depreciation.  We include depreciation in cost of services. This is common practice in our industry, but it can make comparability to other companies difficult. This must be taken into consideration when comparing us to other companies.

Insurance.  Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, the deductibles for all policies have increased to $5.0 million per occurrence other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (in thousands):

Consolidated Results

	Three Months Ended March 31,
	2010		2009

Revenues	$748,283	100.0%	$738,530	100.0%
Cost of services (including depreciation)	619,141	82.7	621,399	84.1

Gross profit	129,142	17.3	117,131	15.9
Selling, general and administrative expenses	81,004	10.8	73,603	10.0
Amortization of intangible assets	5,848	0.8	4,906	0.7

Operating income	42,290	5.7	38,622	5.2
Interest expense	(2,864)	(0.4)	(2,818)	(0.3)
Interest income	369	0.0	1,081	0.1
Other income (expense), net	371	0.1	76	0.0

Income before income taxes	40,166	5.4	36,961	5.0
Provision for income taxes	16,066	2.2	15,471	2.1

Net income	24,100	3.2	21,490	2.9
Less: Net income attributable to noncontrolling interest	356	0.0	136	0.0

Net income attributable to common stock	$23,744	3.2%	$21,354	2.9%

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Consolidated Results

Revenues.  Revenues increased $9.8 million, or 1.3%, to $748.3 million for the three months ended March 31, 2010. Natural Gas and Pipeline Infrastructure Services revenues increased $77.5 million, or 69.6%, to $188.9 million, Fiber Optic Licensing revenues increased $5.4 million, or 28.7%, to $24.3 million and Telecommunication Infrastructure Services revenues increased $4.7 million, or 6.5%, to $78.2 million. Revenues from Natural Gas and Pipeline Infrastructure services increased primarily as a result of first quarter revenue contributions from Price Gregory, which was acquired on October 1, 2009. Telecommunication Infrastructure Services revenues were favorably impacted by an increased volume of work associated with certain long-haul fiber installation projects, and Fiber Optic Licensing revenues increased primarily as a result of our continued network expansion efforts and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities. These increases were largely offset by lower revenues from the Electric Power Infrastructure Services segment, which decreased $77.9 million, or 14.6%, to $456.8 million, primarily due to a decrease in capital spending by our customers coupled with the substantial amount of rainfall and snowfall during the first quarter of 2010, which caused delays and hampered progress on various projects throughout the United States.

Gross profit.  Gross profit increased $12.0 million, or 10.3%, to $129.1 million for the three months ended March 31, 2010. As a percentage of revenues, gross margin increased to 17.3% for the three months ended March 31, 2010 from 15.9% for the three months ended March 31, 2009. The increases were primarily due to the favorable result of negotiated increases to contract values on certain gas transmission projects during the three months ended March 31, 2010 as well as the effect of the increased revenues discussed above, partially offset by lower margins earned on emergency restoration services and lower margins earned as a result of weather related productivity slowdowns due to the adverse weather conditions throughout the United States.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $7.4 million, or 10.1%, to $81.0 million for the three months ended March 31, 2010. Selling, general and administrative expenses increased approximately $6.3 million primarily as a result of additional administrative expenses associated with the Price Gregory acquisition in the fourth quarter of 2009 and $1.3 million as a result of additional stock-based compensation due to an increase in the value of restricted stock awards. As revenues increased only 1.3% quarter over quarter, the overall higher level of selling, general and administrative expenses described above resulted in selling, general and administrative expenses as a percentage of revenues increasing from 10.0% to 10.8% during the first quarter of 2010.

Amortization of intangible assets.  Amortization of intangible assets increased $0.9 million to $5.8 million for the three months ended March 31, 2010. This increase is primarily due to increased amortization of intangibles resulting from the acquisition of Price Gregory on October 1, 2009, partially offset by reduced amortization expense from previously acquired intangible assets as balances became fully amortized.

Interest expense.  Interest expense for the three months ended March 31, 2010 increased $0.1 million as compared to the three months ended March 31, 2009, primarily due to increased amortization of the discount recorded against outstanding convertible notes payable.

Interest income.  Interest income was $0.4 million for the quarter ended March 31, 2010, compared to $1.1 million for the quarter ended March 31, 2009. The decrease results primarily from substantially lower interest rates partially offset by a higher average cash balance for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

Provision for income taxes.  The provision for income taxes was $16.1 million for the three months ended March 31, 2010, with an effective tax rate of 40.0% as compared to $15.5 million for the three months ended March 31, 2009 at an effective tax rate of 41.9%. The lower estimated annual effective tax rate in 2010 results primarily from higher levels of projected income for the current year as compared to the prior year, which reduces the impact of certain non-deductible expenses on the overall effective tax rate.

Segment Results

	Three Months Ended March 31,
	2010		2009

Revenues from external customers:
Electric Power	$456,821	61.0%	$534,741	72.4%
Natural Gas and Pipeline	188,934	25.3	111,425	15.1
Telecommunications	78,226	10.5	73,479	9.9
Fiber Optic Licensing	24,302	3.2	18,885	2.6

Consolidated revenues from external customers	$748,283	100.0%	$738,530	100.0%

Operating income (loss):
Electric Power	$39,817	8.7%	$53,021	9.9%
Natural Gas and Pipeline	18,374	9.7	(1,442)	(1.3)
Telecommunications	(800)	(1.0)	962	1.3
Fiber Optic Licensing	12,119	49.9	9,130	48.3
Corporate and non-allocated costs	(27,220)	N/A	(23,049)	N/A

Consolidated operating income	$42,290	5.7%	$38,622	5.2%

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $77.9 million, or 14.6%, to $456.8 million for the quarter ended March 31, 2010. Revenues were negatively impacted by a decrease in electric power distribution services revenues due to a decrease in spending by our customers along with a decrease in electric transmission services revenues due to the timing of major projects. Additionally, the substantial amount of rainfall and snowfall during the period caused delays and hampered progress on various projects throughout the United States. Partially offsetting these decreases was an increase in revenues from emergency restoration services, which increased approximately

$7.9 million to approximately $52.9 million in the first quarter of 2010 as compared to the first quarter of 2009, primarily as a result of increased work associated with ice storms in the northeast United States. Revenues from emergency restoration services of approximately $45.0 million in the first quarter of 2009 primarily resulted from work following winter storms in the first quarter of 2009.

Operating income decreased $13.2 million, or 24.9%, for the quarter ended March 31, 2010, primarily as a result of the reduced revenues discussed above coupled with lower margins earned on emergency restoration services revenues earned during the first quarter of 2010 compared to the first quarter 2009 due to the mix of customers associated with the current period work. Operating income as a percentage of revenues decreased to 8.7% for the quarter ended March 31, 2010, from 9.9% for the quarter ended March 31, 2009, due to a lower ability to cover fixed costs as a result of decreased revenues as well as the lower margins on emergency restoration services.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $77.5 million, or 69.6%, to $188.9 million for the quarter ended March 31, 2010. This increase in revenues is primarily due to the contribution of natural gas transmission service revenues from the current period operations of Price Gregory, which was acquired on October 1, 2009.

Operating income increased $19.8 million to $18.4 million for the quarter ended March 31, 2010, as compared to an operating loss of $1.4 million for the quarter ended March 31, 2009. Operating income as a percentage of revenues increased to 9.7% for the quarter ended March 31, 2010 from (1.3%) for the quarter ended March 31, 2009. These increases are primarily due to the favorable result of negotiated increases to contract values on certain gas transmission service projects that were ongoing during the current period along with a change in the mix of services in the first quarter 2010 as compared to the first quarter 2009, with 2010 being more heavily weighted with higher margin gas transmission services.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $4.7 million, or 6.5%, to $78.2 million for the quarter ended March 31, 2010. This increase in revenues is primarily due to increased activity associated with long-haul fiber installation projects during the quarter. Partially offsetting these increases were lower revenues from fiber to the premise build-out initiatives and wireless network construction services as a result of reduced capital spending by customers in the first quarter 2010 as compared to the first quarter 2009.

Operating income decreased $1.8 million to a loss of $0.8 million for the quarter ended March 31, 2010 as compared to the first quarter of 2009, and operating income as a percentage of revenues decreased from 1.3% to (1.0%) in the quarter ended March 31, 2010 as compared to the first quarter of 2009. These decreases were due to the weather related productivity slowdowns caused by the substantial amount of rainfall and snowfall that occurred in the first quarter of 2010 and the negative impact of seasonality on the overall revenues for this segment as well as its ability to cover fixed costs.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $5.4 million, or 28.7%, to $24.3 million for the quarter ended March 31, 2010. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $3.0 million, or 32.7%, to $12.1 million for the quarter ended March 31, 2010 as a result of the increased revenues discussed above. Operating income as a percentage of revenues increased to 49.9% from 48.3% primarily as a result of the timing of various system maintenance costs.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2010 increased $4.2 million to $27.2 million primarily due to the increased stock-based compensation expenses discussed previously of approximately $1.3 million, increased amortization expense of intangible assets associated with acquisitions of $0.9 million and higher salaries and benefits expenses of $1.6 million.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $659.8 million as of March 31, 2010, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. We also evaluate opportunities for strategic acquisitions from time to time that may require cash.

On April 12, 2010, we issued a notice of redemption to redeem all of our outstanding 3.75% convertible subordinated notes due 2026 (3.75% Notes). The aggregate principal amount of the outstanding notes is $143.8 million. The notes will be redeemed on May 14, 2010 (the Redemption Date) at a redemption price of 101.607% of the principal amount of the notes (the Redemption Price), plus accrued and unpaid interest to, but not including, the Redemption Date. Instead of receiving the Redemption Price, each of the holders of the 3.75% Notes has the right, at its option, to convert all or a portion of the principal amount of the notes into shares of our common stock at a conversion rate of 44.6229 shares of common stock for each $1,000 principal amount of notes converted, which is equivalent to a conversion price of $22.41 per share. In accordance with the terms of the indenture, we have elected to satisfy the amount due to a holder upon conversion in cash up to the amount of $1,000 per $1,000 principal amount of the 3.75% Notes converted with the remaining amount due, if any, satisfied in our common stock. The aggregate Redemption Price, plus accrued and unpaid interest, and the applicable cash portion of any conversion obligation will be paid by us using cash on hand. If all of the 3.75% Notes are redeemed and none are converted, the total aggregate cash that we will be required to pay to the holders of the notes will equal approximately $146.1 million.

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at March 31, 2010. Accordingly, we do not anticipate that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be approximately $215 million for 2010. Approximately $60 to $70 million of the expected 2010 capital expenditures are targeted for the expansion of our fiber optic network, of which approximately $30.5 million is in connection with committed customer arrangements.

Sources and Uses of Cash

As of March 31, 2010, we had cash and cash equivalents of $659.8 million, working capital of $1.1 billion and long-term obligations of $127.7 million, net of current maturities. The long-term obligations are our 3.75% Notes, which will be redeemed on May 14, 2010, as discussed above, and have an aggregate principal amount of $143.8 million. We also had $190.1 million of letters of credit outstanding under our credit facility, leaving $284.9 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased services in weather affected regions of the country. Conversely, working capital assets are typically converted to cash during the winter months. Net cash provided by operating activities was $3.6 million during the three months ended March 31, 2010 as compared to net cash provided by operating activities of $111.2 million during the three months ended March 31, 2009. The decrease in operating cash flows during the first quarter of 2010 as compared to the same period in 2009 is primarily due to the collection in the first quarter of 2009 of significantly higher receivable balances that were outstanding at the end of 2008 partially as a result of the higher level of emergency restoration work performed in the fourth quarter of 2008. Also contributing to the decrease in operating cash flows during the three months ended March 31, 2010 as compared to the first quarter of 2009 are increased cash outflows associated with the payment of income tax obligations which included amounts acquired in the Price Gregory acquisition.

Investing Activities

In the three months ended March 31, 2010, we used net cash in investing activities of $42.9 million as compared to $39.4 million used in investing activities in the three months ended March 31, 2009. Investing activities in the first quarter of 2010 included $43.8 million used for capital expenditures, partially offset by $0.9 million of proceeds from the sale of equipment. Investing activities in 2009 included $41.3 million used for capital expenditures, partially offset by $1.8 million of proceeds from the sale of equipment.

Financing Activities

During the three months ended March 31, 2010 and the three months ended March 31, 2009, there were no material financing activities.

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

As of March 31, 2010, we had approximately $190.1 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $284.9 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of March 31, 2010, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with our existing subordinated notes, our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility. Our obligations under the credit facility constitute designated senior indebtedness under our 3.75% Notes.

3.75% Convertible Subordinated Notes

At March 31, 2010, we had outstanding $143.8 million aggregate principal amount of the 3.75% Notes. The resale of the notes and the shares issuable upon conversion thereof was registered for the benefit of the holders in a shelf registration statement filed with the SEC. The 3.75% Notes mature on April 30, 2026 and bear interest at the annual rate of 3.75%, payable semi-annually on April 30 and October 30, until maturity.

The $127.7 million and $126.6 million of convertible subordinated notes on the consolidated balance sheet as of March 31, 2010 and December 31, 2009 are presented net of a debt discount of $16.1 million and $17.2 million. This debt discount is amortized as interest expense over the remaining amortization period. The effective interest rate used to calculate total interest expense for the 3.75% Notes was 7.85%. At March 31, 2010, the remaining amortization period for the debt discount was approximately three years.

Pursuant to the terms of the indenture, we have the right to redeem for cash all or part of the 3.75% Notes at any time on or after April 30, 2010 at certain redemption prices, plus accrued and unpaid interest. On April 12, 2010, we issued a notice of redemption to the holders of the 3.75% Notes that we will redeem all of our outstanding notes on May 14, 2010 at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. As described below, under the terms of the indenture, each of the holders of the notes has the right, at its option, to convert all or a portion of the principal amount of our 3.75% Notes into shares of our common stock. In accordance with the terms of the indenture, we have elected to satisfy the amount due to a holder upon conversion in cash up to the amount of $1,000 per $1,000 principal amount of the 3.75% Notes converted with the remaining amount due, if any, satisfied in our common stock. See further details above in “Liquidity and Capital Resources — Cash Requirements.”

The 3.75% Notes are convertible into our common stock, based on an initial conversion rate of 44.6229 shares of our common stock per $1,000 principal amount of 3.75% Notes (which is equal to an initial conversion price of approximately $22.41 per share), subject to adjustment as a result of certain events. The 3.75% Notes are convertible by the holder (i) during any fiscal quarter if the closing price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) upon us calling the 3.75% Notes for redemption, (iii) upon the occurrence of specified distributions to holders of our common stock or specified corporate transactions or (iv) at any time on or after March 1, 2026 until the business day immediately preceding the maturity date of the 3.75% Notes. If the 3.75% Notes become convertible, we have the option to deliver cash, shares of our common stock or a combination thereof, with the amount of cash determined in accordance with the terms of the indenture under which the notes were issued. The 3.75% Notes were not convertible during the quarter ended March 31, 2010, but are currently convertible as a result of the notice of redemption we issued on April 12, 2010.

Upon the redemption or conversion, as applicable, of all of the outstanding 3.75% Notes, we expect to recognize a loss on extinguishment of debt of approximately $2.4 million to $4.4 million, net of tax. This amount includes a write-off of deferred financing costs associated with the notes of approximately $1.1 million, net of tax, and an estimated charge related to the extinguishment of the interest-bearing component of the notes. The actual amount of this charge will be determined based on the difference between (i) the calculated fair market value of the interest-bearing component of the notes on the redemption date and (ii) the net carrying value of the interest-bearing component of the notes on the redemption date. Upon redemption or conversion, as applicable, of all of the outstanding notes, the net remaining debt discount will be reclassified into our additional paid-in capital account. Additionally, the redemption or conversion, as applicable, of all of the outstanding 3.75% Notes is expected to result prospectively in the elimination of approximately $6.5 million in aggregate annual cash and non-cash interest expense, net of tax.

As a result of our exercise of the redemption right discussed above, the other redemption right provided in the indenture is no longer exercisable. This other redemption right, which was exercisable after April 30, 2010 and allowed for the redemption of 3.75% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, was triggered only when the closing price of our common stock met specific thresholds for certain periods. The 3.75% Notes carry cross-default provisions with our other debt instruments exceeding $20.0 million in borrowings, which includes our existing credit facility.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, surety guarantees, multi-employer pension plan liabilities and obligations relating to our joint venture arrangements. Two of our operating units operate in separate joint venture structures which contain risks not directly reflected in our balance sheets. In association with one of these joint ventures, we have guaranteed all of the obligations of the joint venture under the contract with the customer. Additionally, our second joint venture arrangement qualifies as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In each of these joint venture arrangements, each joint venturer has indemnified the other party for any liabilities incurred in excess of the liabilities for which the joint venturer is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any off-balance sheet financing arrangements through special purpose entities, and we have no other material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2010, the maximum guaranteed residual value was approximately $129.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2010, we had $190.1 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2010 and 2011. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, under our agreement with the surety that issued bonds on behalf of InfraSource, which remains in place for any bonds that were outstanding under it on August 30, 2007 and have not expired or been replaced, we will be required to transfer to the surety certain of our assets as collateral in the event of a default under the agreement. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2010, the total amount of outstanding performance bonds was approximately $760.2 million, and the estimated cost to complete these bonded projects was approximately $150.6 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. We have also guaranteed the obligations of our wholly owned subsidiary under the joint venture arrangement with a third party engineering company, which is described in the accompanying notes to the condensed consolidated financial statements.

Contractual Obligations

As of March 31, 2010, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2010	2011	2012	2013	2014	Thereafter

Long-term obligations — principal	$144,114	$364	$0	$0	$143,750	$0	$0
Long-term obligations — interest	16,620	4,043	5,391	5,391	1,795	0	0
Operating lease obligations	137,037	38,098	36,302	24,253	17,488	8,358	12,538
Committed capital expenditures for fiber optic networks under contracts with customers	30,635	30,509	126	0	0	0	0

Total	$328,406	$73,014	$41,819	$29,644	$163,033	$8,358	$12,538

The $143.8 million aggregate principal amount above differs from the balance of $127.7 million for our 3.75% Notes on the consolidated balance sheet as of March 31, 2010 because the balance sheet amount is presented net of a discount of approximately $16.1 million. Actual principal and interest obligations are expected to differ from the contractual obligations presented in the table above, as a result of our recent notification to holders of the 3.75% Notes of our intent to redeem all of the outstanding 3.75% Notes on May 14, 2010. The notes will be redeemed at a price equal to 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date.

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of March 31, 2010, the total unrecognized tax benefit related to uncertain tax positions was $47.6 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $10.2 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

The above table does not reflect estimated contractual obligations under the multi-employer pension plans in which our union employees participate. Certain of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on our union employee payrolls, which cannot be determined in advance for future periods because the location and number of union employees that we have employed at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Additionally, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s operating units have any current plans to withdraw from these plans, and accordingly, no withdrawal liabilities are reflected in the above table. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions apply. Quanta has been notified that two plans to which a Quanta operating unit contributes are in “critical” status, one of which requires additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by this plan. The amount of additional funds that we may be obligated to contribute to this plan in the future cannot be estimated and is not included in the above table, as such amounts will be based on future levels of work that require the specific use of those union employees covered by this plan. No additional contributions are required for the other plan in critical status.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2009, the deductibles for all policies have increased to $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Additionally, in connection with this renewal, the amount of letters of credit required to secure our obligations under our casualty insurance program, which is discussed above, has increased. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of March 31, 2010 and December 31, 2009, the gross amount accrued for insurance claims totaled $152.9 million and $153.6 million, with $109.3 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2010 and December 31, 2009 were $32.1 million and $33.7 million, of which $12.6 million and $13.4 million are included in prepaid expenses and other current assets and $19.5 million and $20.3 million are included in other assets, net.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the volatility in the financial markets has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of ongoing depressed economic and financial market conditions. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables for services we have performed. No customer represented 10% or more of revenues for the three months ended March 31, 2010 or 2009 or of accounts receivable as of March 31, 2010 or December 31, 2009.

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

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.  On January 1, 2010, we adopted new standards aimed to improve the visibility of off-balance sheet vehicles previously exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. The impact from the adoption of these new standards was not material.

Outlook

We and our customers are operating in a difficult business environment in light of the economic downturn and uncertainty in the capital markets. As a result, many of our customers have reduced spending, negatively impacting our revenues in 2009 and the first quarter of 2010. We believe, however, that economic conditions are beginning to improve, which we expect to create increased demand for our services in the second half of 2010. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage the challenges and uncertainties created by the adverse economic and market conditions.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades to meet future demands for power. Over the past several years, many utilities across the country have begun to implement plans to improve their transmission systems. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. In addition, we anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. We have seen a slowdown in spending by our customers on their distribution systems, which we believe is due primarily to adverse economic and market conditions, and we expect distribution spending to remain slow throughout 2010. We believe, however, that utilities remain committed to the expansion and strengthening of their transmission infrastructure, and we do not expect significant delays in most of the larger transmission projects currently proposed. As a result of these and other factors, including the renewable energy initiatives discussed below, we anticipate a continued shift over the long-term in our electric power service mix to a greater proportion of high-voltage electric power transmission and substation projects. Many of these projects have a long-term horizon, and timing and scope can be negatively affected by numerous factors, including regulatory permitting and siting and right-of-way issues. Additionally, if economic and market conditions remain stagnant or worsen, spending on any of these projects could be negatively affected as well. Furthermore, as an indirect result of the economic downturn, overall demand for electricity has decreased, which could affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects. However, demand for electricity is expected to increase over the long-term, which we believe will lead to increased spending on improving infrastructure and therefore more demand for our services in the future.

We believe that opportunities also exist as a result of renewable energy initiatives. State renewable portfolio standards, which set required or voluntary standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. Tax incentives and government stimulus funds are also expected to encourage development. We expect the construction of renewable energy facilities, including wind and solar power generation sources, to result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We also believe opportunities exist for us to provide engineering, project management and installation services for renewable projects. While overall renewable energy spending has declined since the latter part of 2008, due in part to slow government funding and tight credit markets, we saw some increased spending in the fourth quarter of 2009 and we expect future spending on renewable energy initiatives to increase in the second half of 2010 and beyond. However, the economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive or government grant programs or the ability of the projects to take advantage of such incentives and/or grants, and there is no assurance that the government will extend existing tax incentives or cash grant programs or create new incentive or funding programs. Additionally, investments in renewable energy projects and related infrastructure could be affected by regulatory permitting processes and siting issues, as well as capital constraints if the financial markets worsen or remain stagnant.

We believe that certain provisions of the American Recovery and Reinvestment Act of 2009 (ARRA), enacted in February 2009, will also increase demand for our services over the long-term. The economic stimulus programs under the ARRA include incentives in the form of grants, loans, tax cuts and tax credits for renewable energy, energy efficiency and electric power and telecommunications infrastructure. Additionally, loan guarantee programs partially funded through the ARRA and cash grant programs have recently been implemented for renewable energy and transmission reliability and efficiency projects. For example, in October 2009, approximately $3.4 billion in cash grants were awarded to foster the transition to a “smarter” electric grid. We anticipate investments in many of these initiatives to create opportunities for our operations, although many projects are awaiting government funding and we have not yet benefitted significantly as a direct result of stimulus funding. We cannot predict with certainty the timing of the implementation of the programs that support these investments or the timing or scope of the investments once the programs are implemented.

Several existing or pending legislative or regulatory actions may also affect demand for the services provided by this segment. For example, the American Clean Energy and Security Act (ACES Act), which was approved by the U.S. House of Representatives in June 2009 and is being reviewed by the Senate, could positively impact electric power infrastructure spending in the long-term. If enacted as proposed, the ACES Act could alleviate some of the siting and right-of-way challenges that impact transmission projects, potentially accelerating future transmission projects. A recent alliance among nine federal agencies, including the Environmental Protection Agency, the Department of Energy and the Federal Energy Regulatory Commission, is also intended to simplify and streamline the siting and approval process for building new transmission lines on federal lands. Additionally, the ACES Act includes a proposed federal renewable portfolio standard that we expect could further advance the installation of renewable generation facilities. We also anticipate increased infrastructure spending by our customers as a result of the Energy Policy Act of 2005, which requires the power industry to meet federal reliability standards for its transmission and distribution systems and provides further incentives to the industry to invest in and improve maintenance on its systems. However, the uncertainty surrounding pending energy legislation and regulation may affect our customers’ decisions regarding potential projects and the timing thereof. It is also unclear when or if such pending legislation or regulations will be effective or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long-term in our natural gas and pipeline operations, primarily in natural gas and oil pipeline installation and maintenance and related services such as gas gathering and pipeline integrity. We believe our recent acquisition of Price Gregory, which significantly expanded our services in this segment and positioned us as a leading provider of transmission pipeline infrastructure services in North America, will allow us to take advantage of these opportunities. However, the natural gas industry is cyclical as a result of fluctuations in natural gas prices, and over the past twelve months, spending in this industry has been negatively impacted by lower natural gas prices, a reduction in the development of natural gas resources and capital constraints. We believe that the cyclical nature of this business can be somewhat normalized by opportunities associated with an increase in the on-going development of unconventional shale formations that produce natural gas and/or oil, which will require the construction of transmission pipeline infrastructure to connect production with demand centers. Additionally, we believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. In the past, our natural gas operations have been challenged by lower margins overall, due in part to our natural gas distribution services that have been impacted by declines in new housing construction. As a result, as evidenced by our acquisition of Price Gregory, we have primarily focused our efforts on transmission pipeline opportunities and other more profitable services, and we are optimistic about these operations in the future. However, we expect economic and market conditions as well as lower natural gas prices to continue to adversely affect this business throughout 2010.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we expect future opportunities from certain rural broadband deployment projects to underserved and unserved areas as stimulus funding for these projects is awarded to municipalities, states and rural telephone companies, some of which are long-standing customers. Approximately $2.3 billion in funding has recently been awarded under the ARRA for numerous broadband deployment projects across the U.S. However, we do not anticipate any potential increase in demand for our telecommunications services as a result of ARRA funding until late 2010. We also anticipate spending by our customers on fiber optic “backhaul” to provide links from wireless cell sites to broader voice, data and video networks. Additionally, we believe opportunities exist in the long-term as a result of the continued deployment of fiber to the premises (FTTP) and fiber to the node (FTTN) by wireline carriers and government organizations, although we have seen a significant slowdown in FTTP and FTTN deployment since the second quarter of 2008. We anticipate that these opportunities will continue to be limited throughout 2010, with the possibility of some increase in spending for FTTP and FTTN deployment in the second half of 2010. If economic and market conditions remain stagnant or further deteriorate, however, deployment spending could be further limited or delayed. In connection with our wireless services, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. In particular, the transition to 4G technology by wireless service providers will require the enhancement of their networks. Each of these opportunities is anticipated to increase demand for our telecommunications services over the long-term, with the timing and amount of spending from these opportunities dependent on future economic and market conditions.

We anticipate that the future initiatives by the telecommunication carriers will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers; however, the timing of any upgrades is uncertain.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as enterprises, communications carriers and educational, financial services and healthcare institutions. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the adverse impact, if any, of the ongoing economic downturn on these growth opportunities. To support the growth in this business, we anticipate the need for continued significant capital expenditures. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels.

Conclusion

Spending by our customers declined in 2009, and we are continuing to see reduced or stagnant spending in certain areas of our business, primarily attributable to the adverse impact from the economic recession. In addition, the volatility of the capital markets has negatively affected some of our customers’ plans for projects, and it may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. It is uncertain when and to what extent the current unfavorable economic and market conditions will improve, or if they will deteriorate further. Despite reductions in capital spending by some of our customers, we continue to see opportunities for the latter part of 2010 and beyond. For example, we anticipate that utilities will increase spending on projects to upgrade and build out their transmission systems and outsource more of their work, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that we are one of the largest full-service solution providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are recognized as a key partner in deploying these services.

We also expect to continue to see our margins generally improve over the long-term as a result of our margin enhancement strategies, although reductions in spending by our customers could further negatively affect our margins, with the most significant impact to our telecommunications operations and natural gas and electric power distribution services. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve.

Capital expenditures for 2010 are expected to be approximately $215 million, of which approximately $60 to $70 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2010 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

We continue to evaluate other potential strategic acquisitions or investments to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners for liquidity. We consider that our financial strength and experienced management team will be attractive to acquisition candidates.

We believe certain international regions also present significant opportunities for growth across many of our operations. We are strategically evaluating ways in which we can apply our expertise to strengthen the infrastructure in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence in these markets.

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-

looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse changes in economic and financial conditions, including the ongoing volatility in the capital markets, and trends in relevant markets;

•	Delays, reductions in scope or cancellations of existing projects, including as a result of capital constraints that may impact our customers;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	The impact of adverse weather conditions on our operations;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to generate internal growth;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	The failure to effectively integrate Price Gregory and its operations or to realize potential synergies, such as cross-selling opportunities, from the acquisition;

•	Our ability to effectively compete for new projects and obtain contract awards for projects bid;

•	Our ability to successfully negotiate, execute, perform and complete pending and existing contracts;

•	Potential failure of renewable energy initiatives, the ARRA or other existing or potential energy legislation to result in increased spending in the industries we serve;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our ability to realize our backlog;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to successfully identify, complete and integrate acquisitions, including Price Gregory;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of goodwill, other intangible asset or long-lived asset impairments;

•	The potential inability to realize a return on our capital investments in our fiber optic infrastructure;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectability of receivables;

•	Liabilities for claims that are not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Liabilities and/or harm to our reputation resulting from failures of our joint venture partners to perform;

•	Risks related to the implementation of an information technology solution;

•	Potential lack of available suppliers, subcontractors or equipment manufacturers;

•	Our growth outpacing our infrastructure;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our fiber optic licensing business, additional regulation relating to existing or potential foreign operations and changes to legislation under the presidential administration;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Potential losses associated with hedged transactions;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing, leasing and investment activities and thereby our ability to grow our operations;

•	Rapid technological and structural changes that could reduce the demand for the services we provide;

•	The potential conversion of our outstanding 3.75% Notes into cash and/or common stock, particularly as a result of our planned redemption on May 14, 2010; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2009. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the volatility in the financial markets has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of ongoing depressed economic and financial market conditions. However, we believe the concentration of credit risk related to trade accounts receivable is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

Interest Rate and Market Risk.  Our exposure to interest rate and market risk for changes in interest rates relates to our convertible subordinated notes. The fair market value of our fixed rate convertible subordinated notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible subordinated notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of our convertible subordinated notes will also increase as the market price of our stock rises and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible subordinated notes but do not impact their carrying value. As of March 31, 2010 and December 31, 2009, the fair value of the aggregate principal amount of our fixed-rate debt of $143.8 million was approximately $148.2 million and $160.8 million, based upon quoted secondary market prices on or before such dates. In addition, the volatility of the credit markets has had a negative impact on interest income in the last few quarters, and it is likely to significantly impact our interest income related to our cash investments in the near-term.

Currency Risk.  In the third quarter of 2009, one of our Canadian operating units entered into three forward contracts with settlement dates in December 2009, June 2010 and November 2010, to reduce foreign currency risk associated with anticipated customer sales that are denominated in South African rand. This same operating unit also entered into three additional forward contracts to reduce the foreign currency exposure associated with a series of forecasted intercompany payments denominated in U.S. dollars to be made over a twelve-month period, which also had settlement dates in December 2009, June 2010 and November 2010.

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, with one contract for approximately $5.8 million ($CAD) being settled in December 2009. These contracts have been accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the South African rand and the Canadian dollar have been recorded in other comprehensive income (loss) prior to their settlement and have been and will be reclassified into earnings in the periods in which the hedged transactions occur. During the quarter ended March 31, 2010, a nominal loss was recorded to other comprehensive income (loss) related to the two remaining South African rand to Canadian dollar forward contracts.

The Canadian dollar to U.S. dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination, with one contract for approximately $5.0 million having settled in December 2009. Such contracts have also been accounted for as cash flow hedges. Accordingly, changes in the fair value of the three forward contracts between the Canadian dollar and the U.S. dollar have been recorded in other comprehensive income (loss) prior to their settlement and have been or will be reclassified into earnings in the periods in which the hedged transactions occur. During the quarter ended March 31, 2010, a loss of $0.1 million was recorded to other comprehensive income (loss) related to the two remaining Canadian dollar to U.S. dollar forward contracts.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report). An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2009 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended March 31, 2010.

(d) Maximum
				(c) Total Number	Number of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid Per Share	or Programs	Programs

March 1, 2010 — March 31, 2010	208,261(i	)	$19.00	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the 2007 Stock Incentive Plan.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2010 Incentive Bonus Plan (filed herewith)
10	.2+	—	Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

†	Filed or furnished with this Quarterly Report on Form 10-Q included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 and (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President and
Chief Accounting Officer

Dated: May 10, 2010

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
10	.1+*	—	2010 Incentive Bonus Plan (filed herewith)
10	.2+	—	Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

†	Filed or furnished with this Quarterly Report on Form 10-Q included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 and (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.