Form 10-Q/A
period 2010-06-30
QUANTA SERVICES INC
filed 2010-09-13
CIK 1050915

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

EXPLANATORY NOTE
     Quanta Services, Inc. (Quanta) is filing this Amendment No. 1 on Form 10-Q/A (Amendment) to amend its quarterly report on Form 10-Q filed with the Securities and Exchange Commission (SEC) on August 9, 2010 (Original Report on Form 10-Q). This Amendment is being filed to include disclosure regarding the unregistered issuance of common stock during the second quarter of 2010 that was inadvertently omitted from Item 2 of Part II of the Original Report on Form 10-Q. The complete text of Item 2 of Part II has been set forth in its entirety in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended. In connection with the filing of this Amendment and pursuant to the rules of the SEC, Quanta is including with this Amendment currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Report on Form 10-Q are not re-filed herewith.
     Except for the matters discussed in this Explanatory Note, this Amendment reflects the disclosures made at the time of the filing of the Original Report on Form 10-Q, and no attempt has been made in this Amendment to modify or update such disclosures presented in the Original Report on Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with Quanta’s filings made with the SEC subsequent to the filing of the Original Report on Form 10-Q, including any amendments to those filings.

PART II — OTHER INFORMATION
QUANTA SERVICES, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Securities
     In April 2010, we issued an aggregate 241,300 shares of our common stock in exchange for Limited Vote Common Stock. For a description of our Limited Vote Common Stock, see Note 11 in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

Period	Number of Shares	Purchaser	Consideration
April 1, 2010 — April 30, 2010	241,300	Certain Holders of Limited Vote Common Stock	Exchange of 229,808 shares of Limited Vote Common Stock for Common Stock
Issuer Purchases of Equity Securities
     The following table contains information about our purchases of equity securities during the three months ended June 30, 2010.

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	that may yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
May 1, 2010 — May 31, 2010	9,888(i)	$ 20.83	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to Quanta’s 2001 Stock Incentive Plan (as amended and restated March 13, 2003) and the 2007 Stock Incentive Plan and pursuant to InfraSource’s 2004 Omnibus Stock Incentive Plan.

Item 6. Exhibits.

Exhibit
No.		Description
31.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—
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
Derrick A. Jensen
Vice President and Chief Accounting Officer

Dated: September 13, 2010

INDEX TO EXHIBITS

Exhibit
No.		Description
31.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed or furnished herewith