Form 10-Q
period 2010-09-30
QUANTA SERVICES INC
filed 2010-11-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

211,170,379 shares of Common Stock were outstanding as of November 2, 2010. As of the same date, 432,485 shares of Limited Vote Common Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share information)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$441,247	$699,629
Accounts receivable, net of allowances of $5,769 and $8,119	787,580	688,260
Costs and estimated earnings in excess of billings on uncompleted contracts	266,032	61,239
Inventories	46,445	33,451
Prepaid expenses and other current assets	79,958	100,213

Total current assets	1,621,262	1,582,792
Property and equipment, net of accumulated depreciation of $407,787 and $383,714	864,279	854,437
Other assets, net	39,317	45,345
Other intangible assets, net of accumulated amortization of $124,501 and $96,167	156,501	184,822
Goodwill	1,449,603	1,449,558

Total assets	$4,130,962	$4,116,954

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and notes payable	$262	$3,426
Accounts payable and accrued expenses	440,877	422,034
Billings in excess of costs and estimated earnings on uncompleted contracts	63,258	70,228

Total current liabilities	504,397	495,688
Convertible subordinated notes, net of discount of $0 and $17,142	0	126,608
Deferred income taxes	176,879	167,575
Insurance and other non-current liabilities	211,611	216,522

Total liabilities	892,887	1,006,393

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 213,351,903 and 211,977,811 shares issued and 210,529,056 and 209,378,308 shares outstanding	2	2
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 432,485 and 662,293 shares issued and outstanding, respectively	0	0
Additional paid-in capital	3,073,955	3,065,581
Retained earnings	195,346	75,836
Accumulated other comprehensive income	5,775	3,502
Treasury stock, 2,822,847 and 2,599,503 common shares, at cost	(39,994)	(35,738)

Total stockholders’ equity	3,235,084	3,109,183
Noncontrolling interest	2,991	1,378

Total equity	3,238,075	3,110,561

Total liabilities and equity	$4,130,962	$4,116,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$1,206,007	$780,794	$2,824,792	$2,332,703
Cost of services (including depreciation)	1,016,013	633,166	2,349,619	1,930,162

Gross profit	189,994	147,628	475,173	402,541
Selling, general and administrative expenses	82,037	71,018	245,163	217,591
Amortization of intangible assets	13,396	5,448	28,334	15,260

Operating income	94,561	71,162	201,676	169,690
Interest expense	(269)	(2,816)	(4,660)	(8,437)
Interest income	418	338	1,166	2,047
Loss on early extinguishment of debt	0	0	(7,107)	0
Other income (expense), net	479	592	371	826

Income before income taxes	95,189	69,276	191,446	164,126
Provision for income taxes	31,489	5,320	70,323	45,036

Net income	63,700	63,956	121,123	119,090
Less: Net income attributable to noncontrolling interest	920	520	1,613	873

Net income attributable to common stock	$62,780	$63,436	$119,510	$118,217

Earnings per share attributable to common stock:
Basic earnings per share	$0.30	$0.32	$0.57	$0.60

Diluted earnings per share	$0.30	$0.32	$0.57	$0.59

Shares used in computing earnings per share:
Weighted average basic shares outstanding	209,428	198,608	209,125	198,618

Weighted average diluted shares outstanding	211,096	205,224	210,798	198,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cash Flows from Operating Activities:
Net income	$63,700	$63,956	$121,123	$119,090
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	26,502	20,574	80,377	60,537
Amortization of intangibles	13,396	5,448	28,334	15,260
Non-cash interest expense	0	1,093	1,704	3,218
Amortization of debt issuance costs	119	230	523	691
Amortization of deferred revenues	(2,733)	(3,397)	(9,702)	(10,316)
Loss on sale of property and equipment	3,287	883	4,164	1,518
Non-cash loss on early extinguishment of debt	0	0	4,797	0
Foreign currency (gain) loss	(368)	(634)	0	(634)
Provision for (recovery of) doubtful accounts, net	186	156	(788)	2,088
Deferred income tax provision	21,129	28,764	27,052	33,346
Non-cash stock-based compensation	5,703	4,969	17,465	14,635
Tax impact of stock-based equity awards	17	(115)	(1,970)	1,593
Changes in operating assets and liabilities, net of non-cash transactions — (Increase) decrease in —
Accounts and notes receivable	(113,914)	75,205	(94,145)	136,158
Costs and estimated earnings in excess of billings on uncompleted contracts	(137,845)	(12,560)	(204,598)	(7,096)
Inventories	(5,693)	(3,391)	(12,928)	(5,545)
Prepaid expenses and other current assets	(8,568)	(9,760)	3,927	(7,496)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	59,853	(48,792)	21,687	(78,886)
Billings in excess of costs and estimated earnings on uncompleted contracts	20,318	(15,284)	(6,976)	540
Other, net	204	614	(1,378)	(112)

Net cash provided by (used in) operating activities	(54,707)	107,959	(21,332)	278,589

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	7,147	2,075	21,254	4,779
Additions of property and equipment	(31,674)	(36,012)	(114,044)	(120,852)
Cash paid for acquisitions, net of cash acquired	0	(14,148)	0	(14,148)

Net cash used in investing activities	(24,527)	(48,085)	(92,790)	(130,221)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	0	123	0	2,218
Payments on other long-term debt	(41)	(129)	(3,397)	(3,376)
Payments on convertible notes	0	0	(143,750)	0
Tax impact of stock-based equity awards	(17)	115	1,970	(1,593)
Exercise of stock options	36	504	456	646

Net cash provided by (used in) financing activities	(22)	613	(144,721)	(2,105)

Effect of foreign exchange rate changes on cash and cash equivalents	685	(805)	461	(126)
Net increase (decrease) in cash and cash equivalents	(78,571)	59,682	(258,382)	146,137
Cash and cash equivalents, beginning of period	519,818	524,356	699,629	437,901

Cash and cash equivalents, end of period	$441,247	$584,038	$441,247	$584,038

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(149)	$(3,037)	$(3,346)	$(5,931)
Redemption premium on convertible subordinated notes	$0	$0	$(2,310)	$0
Income taxes paid	$(24,617)	$(6,264)	$(90,293)	$(38,405)
Income tax refunds	$2,266	$791	$8,152	$2,160

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

On October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. In connection with the acquisition, Quanta paid the shareholders of Valard approximately $118.9 million in cash and issued an aggregate of approximately 4.5 million in Quanta common shares and exchangeable shares of a Canadian subsidiary of Quanta valued at approximately $88.5 million. The exchangeable shares are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common shares. On the date of the acquisition, Quanta also repaid approximately $12.5 million in Valard debt. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $441.2 million and $699.6 million as of September 30, 2010 and December 31, 2009. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At September 30, 2010 and December 31, 2009, cash equivalents were $403.4 million and $636.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of September 30, 2010 and December 31, 2009, cash and cash equivalents held in domestic bank accounts was approximately $432.4 million and $669.8 million and cash and cash equivalents held in foreign bank accounts was approximately $8.8 million and $29.8 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be further impacted by the continuing economic downturn and weakness in the markets, could affect its ability to collect amounts due from them. As of September 30, 2010 and December 31, 2009, Quanta had total allowances for doubtful accounts of approximately $5.8 million and $8.1 million. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Current retainage balances as of September 30, 2010 and December 31, 2009 were approximately $90.3 million and $152.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of September 30, 2010 and December 31, 2009 were $1.9 million and $2.4 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2010 and December 31, 2009, the balances of unbilled receivables included in accounts receivable were approximately $128.7 million and $96.9 million.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its acquisitions. Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test, which Quanta performs at the operating unit level. Each of Quanta’s operating units is organized into one of three internal divisions, which are closely aligned with Quanta’s reportable segments, based on the predominant type of work performed by the operating unit at the point in time the divisional designation is made. Because separate measures of assets and cash flows are not produced or utilized by management to evaluate segment performance, Quanta’s impairment assessments of its goodwill do not include any consideration of assets and cash flows by reportable segment. As a result, Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

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

For recently acquired reporting units, a step one impairment test may not indicate an implied fair value that is substantially different from the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2009, a goodwill impairment analysis was performed for each of Quanta’s operating units, which indicated that the implied fair value of each of Quanta’s operating units was substantially in excess of carrying value except for one recently acquired operating unit for which the implied fair value approximated its carrying value. Following the analysis, management concluded that no impairment was indicated at any operating unit. As discussed generally above, when evaluating the 2009 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. As of September 30, 2010, there were no known factors that would indicate the need for an interim impairment assessment at any of Quanta’s reporting units; however, circumstances such as continued market declines, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

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

Investments in Joint Ventures

Quanta has an investment in a joint venture that provides infrastructure services, including the design, installation and maintenance of electric transmission and distribution systems in the northeast United States, under a contract awarded by a large utility customer. The joint venture members each own equal equity interests in the joint venture. Quanta has determined that the joint venture is a variable interest entity, with Quanta providing the majority of the subcontractor services to the joint venture, which management believes most significantly

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

influences the economic performance of the joint venture. As a result, Quanta has determined that it is the primary beneficiary of the joint venture and has accounted for the results of the joint venture on a consolidated basis. The other party’s equity interest in the joint venture has been accounted for as a noncontrolling interest as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. Notes 8 and 10 contain further disclosures related to this variable interest entity.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2010, Quanta had approximately $40.6 million of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of September 30, 2010 and December 31, 2009, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $41.8 million and $35.9 million and are recognized as deferred revenue, with $32.9 million and $25.4 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at September 30, 2010 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2010	$22,491
2011	77,637
2012	64,310
2013	51,851
2014	35,858
Thereafter	76,795

Fixed non-cancelable minimum licensing revenues	$328,942

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

Quanta records reserves for expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of September 30, 2010, the total amount of unrecognized tax benefits relating to uncertain tax positions was $48.5 million, an increase from December 31, 2009 of $3.3 million. This increase in unrecognized tax benefits results from a $7.7 million increase relating to the tax positions expected to be taken for 2010 and a $4.8 million increase related to a tax position taken in a 2009 tax

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return that was filed in July 2010, partially offset by a $9.2 million decrease primarily due to the expiration of certain statutes of limitations for the 2006 tax year. Additionally, due to the expiration of certain statutes of limitations, Quanta reduced previously accrued interest expense and penalties in the provision for income taxes by recording net adjustments of $(4.6) million and $(6.4) million for the three months ended September 30, 2010 and 2009, and net adjustments of $(2.6) million and $(3.6) million for the nine months ended September 30, 2010 and 2009. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $9.0 million due to the expiration of certain statutes of limitations.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at September 30, 2010 and December 31, 2009, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Quanta’s derivative liabilities are classified as Level 2 liabilities at September 30, 2010 and December 31, 2009 and have a total fair market value of $0.5 million and $0.7 million. The fair values are determined based on adjusted

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

broker quotes derived from open market pricing information. These derivative liabilities are included within accounts payable and accrued liabilities in the consolidated balance sheets.

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

4.	ACQUISITION:

On October 25, 2010, Quanta acquired Valard. In connection with the acquisition, Quanta (i) paid to or for the benefit of the shareholders of Valard an aggregate of approximately $118.9 million in cash, (ii) issued to certain shareholders 623,720 shares of Quanta common stock, (iii) issued to certain shareholders 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common shares, and (iv) issued to a voting trust on behalf of the holders of the exchangeable shares one share of Quanta Series F preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time. The aggregate value of the above issued securities on the closing date totaled approximately $88.5 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2009 and September 30, 2010 is as follows (in thousands):

		Natural
	Electric	Gas and
	Power	Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2009:
Goodwill	$651,815	$337,938	$523,069	$1,512,822
Accumulated impairment	0	0	(63,264)	(63,264)

	651,815	337,938	459,805	1,449,558
Foreign currency translation related to goodwill	76	0	0	76
Purchase price adjustments related to prior periods	(15)	(16)	0	(31)

Balance at September 30, 2010:
Goodwill	651,876	337,922	523,069	1,512,867
Accumulated impairment	0	0	(63,264)	(63,264)

	$651,876	$337,922	$459,805	$1,449,603

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

Intangible assets are comprised of (in thousands):

					As of
	As of		Nine Months Ended		September 30,
	December 31, 2009		September 30, 2010		2010
				Foreign
	Intangible	Accumulated	Amortization	Currency	Intangible
	Assets	Amortization	Expense	Adjustments	Assets, Net

Other intangible assets:
Customer relationships	$127,585	$(19,234)	$(6,274)	$0	$102,077
Backlog	92,238	(64,347)	(17,758)	0	10,133
Trade names	23,649	(197)	(591)	0	22,861
Non-compete agreements	21,439	(9,398)	(2,761)	13	9,293
Patented rights and developed technology	16,078	(2,991)	(950)	0	12,137

Total intangible assets	$280,989	$(96,167)	$(28,334)	$13	$156,501

Expenses for the amortization of intangible assets were $13.4 million and $5.4 million for the three months ended September 30, 2010 and 2009 and $28.3 million and $15.3 million for the nine months ended September 30, 2010 and 2009. The remaining weighted average amortization period for all intangible assets as of September 30, 2010 is 13.2 years, while the remaining weighted average amortization periods for customer relationships, backlog, trade names, non-compete agreements and the patented rights and developed technology are 12.3 years, 0.8 years,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.0 years, 2.7 years and 10.0 years, respectively. The estimated future aggregate amortization expense of intangible assets as of September 30, 2010 is set forth below (in thousands):

Year Ended December 31 —
Remainder of 2010	$8,364
2011	15,937
2012	14,712
2013	11,828
2014	11,224
Thereafter	94,436

Total	$156,501

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 are illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET INCOME:
Net income attributable to common stock	$62,780	$63,436	$119,510	$118,217
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	0	1,659	0	0

Net income attributable to common stock for diluted earnings per share	$62,780	$65,095	$119,510	$118,217

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	209,428	198,608	209,125	198,618
Effect of dilutive stock options	136	201	141	197
Effect of shares in escrow	1,532	0	1,532	0
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	0	6,415	0	0

Weighted average shares outstanding for diluted earnings per share	211,096	205,224	210,798	198,815

For the three and nine months ended September 30, 2010 and 2009, a nominal number of stock options were excluded from the computation of diluted earnings per share because the grant prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. For the nine months ended September 30, 2010 and 2009, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. See Note 7 below regarding the redemption of the 3.75% convertible subordinated

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes on May 14, 2010. Shares placed in escrow related to the acquisition of Price Gregory are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010. These shares will be released from escrow when certain conditions are satisfied.

7.	DEBT OBLIGATIONS:

Credit Facility

Quanta has an agreement with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit.

As of September 30, 2010, Quanta had approximately $191.2 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $283.8 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of September 30, 2010, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with Quanta’s continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of Quanta’s U.S. subsidiaries, 65% of the capital stock of its foreign subsidiaries and substantially all of its assets. Quanta’s U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility.

3.75% Convertible Subordinated Notes

Since May 14, 2010, none of Quanta’s 3.75% convertible subordinated notes (3.75% Notes) were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity.

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

Treasury Stock

Pursuant to the stock incentive plans described in Note 9, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 223,344 and 195,733 shares of Quanta common stock with a total market value of $4.3 million and $3.5 million for settlement of employee tax liabilities during the nine months ended September 30, 2010 and 2009. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interest

Quanta has a 50% interest in a joint venture that qualifies as a variable interest entity and has been included on a consolidated basis in the accompanying financial statements as described in Note 2. As a result, income attributable to the other joint venture member has been accounted for as a reduction of reported net income of approximately $0.9 million and $0.5 million related to the noncontrolling interest for the three months ended September 30, 2010 and 2009 and approximately $1.5 million and $0.9 million related to the noncontrolling interest for the nine months ended September 30, 2010 and 2009 to derive net income attributable to the common stockholders of Quanta. Equity in the consolidated assets and liabilities of the joint venture attributable to the other joint venture member has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheets.

In conjunction with the Price Gregory acquisition on October 1, 2009, Quanta acquired investments in three joint ventures of 65%, 49% and 49%. These investments, which constitute variable interest entities, have been included on a consolidated basis in the accompanying financial statements with nominal amounts recorded as net income attributable to the other joint venture members in the three and nine months ended September 30, 2010. Equity in the consolidated assets and liabilities of the joint ventures attributable to the other joint venture members has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

The carrying values of the investments held by Quanta and the noncontrolling interests in the variable interest entities that have been included on a consolidated basis in the accompanying financial statements at September 30, 2010 and December 31, 2009 were $3.0 million and $1.4 million. There were no changes in equity as a result of transfers (to) from the noncontrolling interest during the period. Note 10 has further disclosures related to Quanta’s joint venture arrangements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$63,700	$63,956	$121,123	$119,090
Foreign currency translation adjustment, net of tax	1,945	2,274	1,761	4,780
Gain (loss) on foreign currency cash flow hedges, net of tax	18	(31)	512	(31)

Comprehensive income	65,663	66,199	123,396	123,839
Less: Comprehensive income attributable to the noncontrolling interest	920	520	1,613	873

Comprehensive income attributable to common stock	$64,743	$65,679	$121,783	$122,966

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

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, with contracts for approximately $5.8 million ($CAD) and $3.2 million ($CAD) being settled in December 2009 and June 2010. These contracts have been accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the forward contracts between the South African rand and the Canadian dollar are recorded in other comprehensive income (loss) prior to their settlement and have been and will be reclassified into earnings in the periods in which the hedged transactions occur. During the three and nine months ended September 30, 2010, gains of $0.1 million and $0.2 million were recorded to other comprehensive income (loss) related to the remaining South African rand to Canadian dollar forward contract. Additionally, during the second quarter of 2010, approximately $0.1 million of loss was reclassified into current period earnings in connection with the contract settled in June 2010.

The Canadian dollar to U.S. dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination, with contracts for approximately $5.0 million and $2.7 million having settled in December 2009 and June 2010. Such contracts have also been accounted for as cash flow hedges. Accordingly, changes in the fair value of the forward contracts between the Canadian dollar and the U.S. dollar are recorded in other comprehensive income (loss) prior to their settlement and have been or will be reclassified into earnings in the periods in which the hedged transactions occur. During the three and nine months ended September 30, 2010, a loss of $0.1 million and a gain of $0.3 million were recorded to other comprehensive income related to the remaining Canadian dollar to U.S. dollar forward contract. Additionally, during the second quarter of 2010, approximately $0.3 million of loss was reclassified into current period earnings in connection with the contract settled in June 2010.

Effectiveness testing related to these cash flow hedges is performed at the end of each quarter. Any ineffective portion of these contracts is reclassified into earnings if the derivatives are no longer deemed to be cash flow hedges.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the quarter ended September 30, 2010, no portion of the South African rand to Canadian dollar or Canadian dollar to U.S. dollar forward contracts was considered ineffective.

9.	STOCK-BASED COMPENSATION:

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

During the three months ended September 30, 2010 and 2009, Quanta granted 6,252 and 6,453 shares of restricted stock under the 2007 Plan with a weighted average grant price of $19.99 and $23.25. During the nine months ended September 30, 2010 and 2009, Quanta granted 1.1 million and 0.9 million shares of restricted stock under the 2007 Plan with a weighted average grant price of $19.20 and $22.14. Additionally, during the three months ended September 30, 2010 and 2009, 17,918 and 20,503 shares vested with an approximate fair value at the time of vesting of $0.3 million and $0.5 million. During the nine months ended September 30, 2010 and 2009, 0.7 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $13.3 million and $11.3 million.

As of September 30, 2010, there was approximately $25.8 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.93 years.

Stock Options

No stock options have been granted by Quanta since November 2002. As of September 30, 2010 and December 31, 2009, the number of options outstanding under the 2001 Plan, all of which have vested, was not material. Although some options granted under the InfraSource Plans assumed in connection with the InfraSource acquisition are still outstanding, certain disclosures have been omitted due to immateriality. As of September 30, 2010, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock options issued under the InfraSource Plans, which is expected to be recognized during 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Non-cash compensation expense related to restricted stock	$5,522	$4,383	$16,922	$12,890
Non-cash compensation expense related to stock options	181	586	543	1,745

Total stock-based compensation included in selling, general and administrative expenses	$5,703	$4,969	$17,465	$14,635

Actual tax benefit (expense) from vested restricted stock	$48	$135	$(1,923)	$(1,595)
Actual tax benefit (expense) from options exercised	0	(21)	(16)	14

Actual tax benefit (expense) related to stock-based compensation expense	48	114	(1,939)	(1,581)
Income tax benefit related to non-cash compensation expense	2,224	1,938	6,811	5,708

Total tax benefit related to stock-based compensation expense	$2,272	$2,052	$4,872	$4,127

10.	COMMITMENTS AND CONTINGENCIES:

Joint Venture Contingencies

As described in Notes 2 and 8, one of Quanta’s operating units operates in a joint venture with a third party engineering company for the purpose of providing infrastructure services under a contract with a large utility customer. Losses incurred by the joint venture are typically shared equally by the joint venture members. However, under the terms of the joint venture agreement, each member of the joint venture has guaranteed all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with this performance guarantee.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2010 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2010	$12,699
2011	39,195
2012	25,841
2013	18,916
2014	9,400
Thereafter	13,365

Total minimum lease payments	$119,416

Rent expense related to operating leases was approximately $27.2 million and $82.1 million for the three and nine months ended September 30, 2010 and approximately $27.3 million and $81.7 million for the three and nine months ended September 30, 2009.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2010, the maximum guaranteed residual value was approximately $118.0 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed lease arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of September 30, 2010, Quanta estimates these committed capital expenditures to be approximately $10.7 million for the period October 1, 2010 through December 31, 2010 and $8.7 million for the year ended December 31, 2011.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its accounts receivable, including amounts related to unbilled accounts receivables and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income Quanta receives from these investments and is likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of ongoing depressed economic and financial market conditions. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. Two customers accounted for approximately 18% and 15% of consolidated revenues during the three months ended September 30, 2010, and one of these customers accounted for approximately 11% of consolidated revenues during the nine months ended September 30, 2010. These two customers represented approximately 14% and 11% of billed and accrued receivables at September 30, 2010. Revenues from these customers are included in the Natural Gas and Pipeline Infrastructure Services segment. No other customer represented 10% or more of revenues during the three and nine months ended September 30, 2010. No customers represented 10% or more of revenues during the three and nine months ended September 30, 2009 or of accounts receivable at December 31, 2009.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2010, all policies were renewed with deductibles continuing at existing levels of $5.0 million per occurrence, other than employer’s liability, which continues to be subject to a deductible of $1.0 million. Quanta also has employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, Quanta’s workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of Quanta’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of its safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of September 30, 2010 and December 31, 2009,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the gross amount accrued for insurance claims totaled $142.8 million and $153.6 million, with $101.5 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2010 and December 31, 2009 were $26.5 million and $33.7 million, of which $9.4 million and $13.4 million are included in prepaid expenses and other current assets and $17.1 million and $20.3 million are included in other assets, net.

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

As of September 30, 2010, Quanta had $191.2 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2010 and 2011. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2010, the total amount of outstanding performance bonds was approximately $1.1 billion, and the estimated cost to complete these bonded projects was approximately $246.1 million.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of September 30, 2010, Quanta does not believe any material liabilities for asserted claims against it in connection with any of these indemnity obligations are probable.

11.	SEGMENT INFORMATION:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Revenues from external customers:
Electric Power	$532,603	$512,797	$1,452,774	$1,551,496
Natural Gas and Pipeline	551,674	131,628	1,003,728	433,138
Telecommunications	93,618	113,998	289,506	284,024
Fiber Optic Licensing	28,112	22,371	78,784	64,045

Consolidated	$1,206,007	$780,794	$2,824,792	$2,332,703

Operating income (loss):
Electric Power	$60,361	$66,778	$150,567	$178,768
Natural Gas and Pipeline	53,118	2,097	97,388	8,157
Telecommunications	5,605	12,317	12,499	18,684
Fiber Optic Licensing	13,266	11,757	39,265	32,023
Corporate and non-allocated costs	(37,789)	(21,787)	(98,043)	(67,942)

Consolidated	$94,561	$71,162	$201,676	$169,690

Depreciation:
Electric Power	$10,091	$10,068	$30,060	$30,157
Natural Gas and Pipeline	10,494	5,530	32,992	16,521
Telecommunications	1,671	1,678	5,135	4,864
Fiber Optic Licensing	3,246	2,489	9,415	6,676
Corporate and non-allocated costs	1,000	809	2,775	2,319

Consolidated	$26,502	$20,574	$80,377	$60,537

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

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. Quanta derived $75.2 million and $27.2 million of its revenues from foreign operations, the majority of which was earned in Canada, during the three months ended September 30, 2010 and 2009. Quanta derived $173.4 million and $61.6 million of its revenues from foreign operations, the majority of which was earned in Canada, during the nine months ended September 30, 2010 and 2009. In addition, Quanta held property and equipment of $64.7 million and $57.1 million in foreign countries as of September 30, 2010 and December 31, 2009.

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

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the nine months ended September 30, 2010 were approximately $2.82 billion, of which 51.4% was attributable to the Electric Power Infrastructure Services segment, 35.5% to the Natural Gas and Pipeline Infrastructure Services segment, 10.3% to the Telecommunications Infrastructure Services segment and 2.8% to the Fiber Optic Licensing segment.

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

Price Gregory Acquisition

On October 1, 2009, we acquired Price Gregory Services, Incorporated (Price Gregory), which provides natural gas and oil transmission pipeline infrastructure services in North America. In connection with this acquisition, we issued approximately 10.9 million shares of our common stock valued at approximately $231.8 million and paid approximately $95.8 million in cash to the stockholders of Price Gregory. The results of Price Gregory have been included in our consolidated financial statements beginning on October 1, 2009. The acquisition significantly expanded our natural gas and pipeline operations. In conjunction with this acquisition, we added the natural gas and pipeline division for internal management purposes. Because of the type of work performed by Price Gregory, its financial results are generally included in the Natural Gas and Pipeline Infrastructure Services segment.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. The backlog estimates include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest. The following tables present our total backlog by reportable segment as of September 30, 2010 and December 31, 2009, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	September 30, 2010		December 31, 2009
	12 Month	Total	12 Month	Total

Electric Power Infrastructure Services	$1,562,553	$4,163,150	$1,312,141	$3,855,320
Natural Gas and Pipeline Infrastructure Services	627,697	841,433	847,702	1,120,795
Telecommunications Infrastructure Services	189,329	315,090	222,999	285,295
Fiber Optic Licensing	95,815	403,957	87,786	387,373

Total	$2,475,394	$5,723,630	$2,470,628	$5,648,783

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

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is normally more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budget before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby reduce revenues and increase costs. Any quarter may be positively or negatively affected by atypical weather patterns such as excessive rainfall in a given part of the country or warmer winter weather, making it difficult to predict these variations quarter-to-quarter and their effect on particular projects.

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

Weather.  Adverse or favorable weather conditions can impact margins in a given period. For example, it is typical that parts of the country may experience snow or rainfall that may negatively impact our revenues and margins due to reduced productivity. In many cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on margins. In some cases, severe weather, such as hurricanes and ice storms, can provide us with higher margin emergency restoration service work, which generally has a positive impact on margins.

Revenue Mix.  The mix of revenues derived from the industries we serve will impact margins, as certain industries provide higher margin opportunities. Additionally, changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by industry served.

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Margins for installation work may vary from project to project, and can be higher than maintenance work, because work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We typically derive approximately 30% of our annual revenues from maintenance work, but a higher portion of installation work in any given period may affect our margins for that period.

Subcontract Work.  Work that is subcontracted to other service providers generally yields lower margins. An increase in subcontract work in a given period may contribute to a decrease in margins. We typically subcontract approximately 10% to 15% of our work to other service providers.

Materials versus Labor.  Typically, our customers are responsible for supplying their own materials on projects; however, for some of our contracts, we may agree to procure all or part of the required materials. Margins may be lower on projects where we furnish a significant amount of materials, as our mark-up on materials is generally lower than on our labor costs. In a given period, an increase in the percentage of work with higher materials procurement requirements may decrease our overall margins.

Depreciation.  We include depreciation in cost of services. This is common practice in our industry, but it can make comparability to other companies difficult. This must be taken into consideration when comparing us to other companies.

Insurance.  Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2010, all policies were renewed with deductibles continuing at existing levels of $5.0 million per occurrence other than employer’s liability, which continues to be subject to a deductible of $1.0 million. We also have employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, through July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009

Revenues	$1,206,007	100.0%	$780,794	100.0%	$2,824,792	100.0%	$2,332,703	100.0%
Cost of services (including depreciation)	1,016,013	84.2	633,166	81.1	2,349,619	83.2	1,930,162	82.7

Gross profit	189,994	15.8	147,628	18.9	475,173	16.8	402,541	17.3
Selling, general and administrative expenses	82,037	6.8	71,018	9.1	245,163	8.7	217,591	9.3
Amortization of intangible assets	13,396	1.2	5,448	0.7	28,334	1.0	15,260	0.7

Operating income	94,561	7.8	71,162	9.1	201,676	7.1	169,690	7.3
Interest expense	(269)	0.0	(2,816)	(0.4)	(4,660)	(0.1)	(8,437)	(0.4)
Interest income	418	0.0	338	0.1	1,166	0.1	2,047	0.1
Loss on early extinguishment of debt	0	0.0	0	0.0	(7,107)	(0.3)	0	0.0
Other income (expense), net	479	0.1	592	0.1	371	0.0	826	0.0

Income before income taxes	95,189	7.9	69,276	8.9	191,446	6.8	164,126	7.0
Provision for income taxes	31,489	2.6	5,320	0.7	70,323	2.5	45,036	1.9

Net income	63,700	5.3	63,956	8.2	121,123	4.3	119,090	5.1
Less: Net income attributable to noncontrolling interest	920	0.1	520	0.1	1,613	0.1	873	0.0

Net income attributable to common stock	$62,780	5.2%	$63,436	8.1%	$119,510	4.2%	$118,217	5.1%

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues.  Revenues increased $425.2 million, or 54.5%, to $1.2 billion for the three months ended September 30, 2010. Natural gas and pipeline infrastructure services revenues increased $420.0 million, or 319.1%, to $551.7 million, electric power infrastructure services revenues increased $19.8 million, or 3.9%, to $532.6 million and fiber optic licensing revenues increased $5.7 million, or 25.7%, to $28.1 million. Revenues from natural gas and pipeline infrastructure services increased primarily as a result of revenue contributions from Price Gregory, which was acquired on October 1, 2009. These increases were partially offset by lower revenues from telecommunications infrastructure services, which decreased $20.4 million, or 17.9%, to $93.6 million, primarily due to a decrease in spending by our customers on their FTTx build-out initiatives.

Gross profit.  Gross profit increased $42.4 million, or 28.7%, to $190.0 million for the three months ended September 30, 2010. The increase in gross profit was predominantly due to the contribution of revenues from natural gas and pipeline infrastructure services in the third quarter of 2010 primarily resulting from the acquisition of Price Gregory in the fourth quarter of 2009. As a percentage of revenues, gross margin decreased to 15.8% for the three months ended September 30, 2010 from 18.9% for the three months ended September 30, 2009. The decrease in gross margin was primarily due to decreases in gross margin in both electric power and telecommunications infrastructure services. Partially offsetting these decreases was an increase in gross margins in natural gas and pipeline infrastructure services. Although our natural gas and pipeline infrastructure services margins were higher in the third quarter of 2010 than the third quarter of 2009, these margins were still lower than our overall gross margins and as a result, our overall gross margins were negatively impacted by these services making up a higher proportion of total revenues in the current period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $11.0 million, or 15.5%, to $82.0 million for the three months ended September 30, 2010. Selling, general and administrative expenses increased approximately $7.1 million as a result of the addition of administrative expenses associated with Price Gregory, which was acquired in the fourth quarter of 2009. Administrative expenses also increased as a result of $2.1 million in higher salaries and benefits costs from increased personnel, an increase of approximately $2.1 million in professional fees and other costs primarily related to ongoing legal matters and an increase of $2.3 million in loss on sale of equipment. These increases were partially offset by a decrease in incentive compensation expenses of approximately $2.9 million associated with current levels of operating activity. Selling, general and administrative expenses as a percentage of revenues decreased from 9.1% for the third quarter of 2009 to 6.8% for the third quarter of 2010 primarily due to the increase in revenues described above.

Amortization of intangible assets.  Amortization of intangible assets increased $7.9 million to $13.4 million for the three months ended September 30, 2010. This increase was primarily due to increased amortization of backlog resulting from the acquisition of Price Gregory on October 1, 2009. Intangibles associated with backlog are amortized over the period of estimated economic consumption and therefore amortization was higher in the third quarter of 2010 as work ramped up on certain contracts acquired as part of the Price Gregory acquisition.

Interest expense.  Interest expense for the three months ended September 30, 2010 decreased $2.5 million as compared to the three months ended September 30, 2009, primarily due to the redemption of our 3.75% convertible subordinated notes due 2026 (3.75% Notes) on May 14, 2010.

Interest income.  Interest income was $0.4 million for the quarter ended September 30, 2010, compared to $0.3 million for the quarter ended September 30, 2009. The increase results primarily from higher interest rates, partially offset by a lower average cash balance for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.

Provision for income taxes.  The provision for income taxes was $31.5 million for the three months ended September 30, 2010, with an effective tax rate of 33.1% as compared to $5.3 million for the three months ended September 30, 2009 at an effective tax rate of 7.7%. We recorded tax benefits of $9.4 million and $22.4 million for the three months ended September 30, 2010 and 2009 due to decreases in reserves for uncertain tax benefits resulting from the expiration of various federal and state statutes of limitations.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues.  Revenues increased $492.1 million, or 21.1%, to $2.8 billion for the nine months ended September 30, 2010. Natural gas and pipeline infrastructure services revenues increased $570.6 million, or 131.7%, to $1.0 billion, telecommunication infrastructure services revenues increased $5.5 million, or 1.9%, to $289.5 million and fiber optic licensing revenues increased $14.7 million, or 23.0%, to $78.8 million. Revenues from natural gas and pipeline infrastructure services increased primarily as a result of revenue contributions from Price Gregory, which was acquired on October 1, 2009. These increases were partially offset by lower revenues from electric power infrastructure services, which decreased $98.7 million, or 6.4%, to $1.5 billion, primarily due to decreases in spending by our customers and the timing of major transmission projects.

Gross profit.  Gross profit increased $72.6 million, or 18.0%, to $475.2 million for the nine months ended September 30, 2010. The increase in gross profit was predominantly due to the contribution of gas transmission services revenues in the first nine months of 2010, primarily as a result of the acquisition of Price Gregory. As a percentage of revenues, gross margin decreased to 16.8% for the nine months ended September 30, 2010 from 17.3% for the nine months ended September 30, 2009. The decrease in gross margin was primarily due to decreases in gross margin in both electric power and telecommunications infrastructure services. Partially offsetting these decreases was an increase in gross margins in natural gas and pipeline infrastructure services. Although our natural gas and pipeline infrastructure services margins were higher in the nine months ended September 30, 2010 than the nine months ended September 30, 2009, these margins were still lower than our overall gross margins and as a result, our overall gross margins were negatively impacted by these services making up a higher proportion of total revenues in the current period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $27.6 million, or 12.7%, to $245.2 million for the nine months ended September 30, 2010. Selling, general and administrative expenses increased approximately $20.9 million as a result of the addition of administrative expenses associated with Price Gregory, which was acquired in the fourth quarter of 2009. The remaining increase primarily results from an increase of $3.9 million in salaries and benefits costs resulting from increased personnel and incentive compensation expenses associated with current levels of operating activity, an increase of $2.8 million in professional fees and costs primarily associated with ongoing legal matters and acquisition activities and an increase of $1.2 million associated with the ongoing implementation of information technology solutions. These increases are partially offset by a decrease in bad debt expense of $2.9 million in the first nine months of 2010 as compared to the same period of 2009. Selling, general and administrative expenses as a percentage of revenues decreased from 9.3% for the first nine months of 2009 to 8.7% for the first nine months of 2010 primarily due to the increase in revenues described above.

Amortization of intangible assets.  Amortization of intangible assets increased $13.1 million to $28.3 million for the nine months ended September 30, 2010. This increase is primarily due to increased amortization of intangibles resulting from the acquisition of Price Gregory on October 1, 2009, partially offset by reduced amortization expense from previously acquired intangible assets as balances became fully amortized.

Interest expense.  Interest expense for the nine months ended September 30, 2010 decreased $3.8 million as compared to the nine months ended September 30, 2009, primarily due to the redemption of our 3.75% Notes on May 14, 2010 as described above.

Interest income.  Interest income was $1.2 million for the nine months ended September 30, 2010, compared to $2.0 million for the nine months ended September 30, 2009. The decrease results primarily from substantially lower interest rates, partially offset by a higher average cash balance for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt was $7.1 million for the nine months ended September 30, 2010. The loss on early extinguishment of debt is a result of the redemption of all of the outstanding 3.75% Notes on May 14, 2010. This loss includes a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

Provision for income taxes.  The provision for income taxes was $70.3 million for the nine months ended September 30, 2010, with an effective tax rate of 36.7% as compared to $45.0 million for the nine months ended September 30, 2009 with an effective tax rate of 27.4%. The low effective tax rates for 2010 and 2009 result from $9.4 million and $22.4 million of tax benefits recorded in the third quarter of 2010 and 2009 associated with the reversal of tax contingencies.

Segment Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(dollars in thousands)

Revenues from external customers:
Electric Power	$532,603	44.2%	$512,797	65.7%	$1,452,774	51.4%	$1,551,496	66.5%
Natural Gas and Pipeline	551,674	45.7	131,628	16.9	1,003,728	35.5	433,138	18.6
Telecommunications	93,618	7.8	113,998	14.6	289,506	10.3	284,024	12.2
Fiber Optic Licensing	28,112	2.3	22,371	2.8	78,784	2.8	64,045	2.7

Consolidated revenues from external customers	$1,206,007	100.0%	$780,794	100.0%	$2,824,792	100.0%	$2,332,703	100.0%

Operating income (loss):
Electric Power	$60,361	11.3%	$66,778	13.0%	$150,567	10.4%	$178,768	11.5%
Natural Gas and Pipeline	53,118	9.6	2,097	1.6	97,388	9.7	8,157	1.9
Telecommunications	5,605	6.0	12,317	10.8	12,499	4.3	18,684	6.6
Fiber Optic Licensing	13,266	47.2	11,757	52.6	39,265	49.8	32,023	50.0
Corporate and non-allocated costs	(37,789)	N/A	(21,787)	N/A	(98,043)	N/A	(67,942)	N/A

Consolidated operating income	$94,561	7.8%	$71,162	9.1%	$201,676	7.1%	$169,690	7.3%

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $19.8 million, or 3.9%, to $532.6 million for the quarter ended September 30, 2010. Revenues were positively impacted by increases in revenue from electric power distribution services due to increased customer spending, partially offset by lower electric power transmission services revenues primarily due to the timing of major transmission projects.

Operating income decreased $6.4 million, or 9.6%, to $60.4 million for the quarter ended September 30, 2010, as compared to operating income of $66.8 million for the third quarter of 2009. Operating income as a percentage of revenues decreased to 11.3% for the quarter ended September 30, 2010, from 13.0% for the quarter ended September 30, 2009. These decreases are primarily due to continued pricing pressures on our distribution projects and certain higher margin transmission projects that were completed in last year’s third quarter but were not replaced with comparable margin projects this year, primarily as a result of the timing of major projects.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $420.0 million, or 319.1%, to $551.7 million for the quarter ended September 30, 2010. This increase in revenues is primarily due to the contribution of natural gas transmission services revenues in the third quarter of 2010 from the operations of Price Gregory, which was acquired on October 1, 2009.

Operating income increased $51.0 million to $53.1 million for the quarter ended September 30, 2010, as compared to operating income of $2.1 million for the quarter ended September 30, 2009. Operating income as a percentage of revenues increased to 9.6% for the quarter ended September 30, 2010 from 1.6% for the quarter ended September 30, 2009. These increases are primarily due to the increased revenues discussed above, which include a greater contribution of higher margin gas transmission services.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $20.4 million, or 17.9%, to $93.6 million for the quarter ended September 30, 2010. This decrease in revenues is primarily due to lower revenues from FTTx build-out initiatives as a result of reduced capital spending by our customers in the third quarter of 2010 as compared to the third quarter of 2009.

Operating income decreased $6.7 million, or 54.5%, to $5.6 million for the quarter ended September 30, 2010, as compared to operating income of $12.3 million for the third quarter of 2009. Operating income as a percentage of revenues decreased from 10.8% in the quarter ended September 30, 2009 to 6.0% in the quarter ended September 30, 2010. These decreases are primarily due to lower revenues available to cover fixed costs and overall lower margins on work performed in the third quarter of 2010 as compared to the third quarter of 2009.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $5.7 million, or 25.7%, to $28.1 million for the quarter ended September 30, 2010. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $1.5 million, or 12.8%, to $13.3 million for the quarter ended September 30, 2010 as a result of the increased revenues discussed above. Operating income as a percentage of revenues decreased to 47.2% for the quarter ended September 30, 2010, from 52.6% for the quarter ended September 30, 2009. The decrease in operating income as a percentage of revenues is primarily due to certain contracts in the third quarter of 2010 with higher materials procurement requirements on behalf of customers.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2010 increased $16.0 million, or 73.4%, to $37.8 million primarily due to an increase of $7.9 million in amortization expense of intangible assets associated with acquisitions, $3.0 million of higher salaries and related benefits expenses and $1.4 million in additional professional fees and acquisition costs.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $98.7 million, or 6.4%, to $1.4 billion for the nine months ended September 30, 2010. Revenues were negatively impacted by decreases in electric power distribution services revenues due to reduced customer spending on maintenance, coupled with a reduction in electric power transmission services related to the timing of major transmission projects. Partially offsetting these decreases was an increase in revenues from emergency restoration services, which increased approximately $15.7 million to $80.1 million in the first nine months of 2010, primarily as a result of increased work associated with ice storms in the Northeast United States during the first quarter of 2010.

Operating income decreased $28.2 million, or 15.8%, to $150.6 million for the nine months ended September 30, 2010, as compared to $178.8 million for the nine months ended September 30, 2009, while operating income as a percentage of revenues decreased to 10.4% for the nine months ended September 30, 2010, from 11.5% for the nine months ended September 30, 2009. These decreases are primarily the result of the reduced revenues described above, which had a negative impact on this segment’s ability to cover fixed costs, as well as the impact of a more competitive pricing environment for smaller dollar transmission projects and for certain distribution projects. In addition, margins were lower on emergency restoration services performed in 2010 as compared to 2009.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $570.6 million, or 131.7%, to $1.0 billion for the nine months ended September 30, 2010. This increase in revenues is primarily due to the contribution of natural gas transmission service revenues in the current period from the operations of Price Gregory, which was acquired on October 1, 2009.

Operating income increased $89.2 million to $97.4 million for the nine months ended September 30, 2010, as compared to operating income of $8.2 million for the nine months ended September 30, 2009. Operating income as a percentage of revenues increased to 9.7% for the nine months ended September 30, 2010 from 1.9% for the nine months ended September 30, 2009. These increases are primarily due to a change in the mix of services in the 2010 period as compared to the 2009 period as a result of the revenue increase described above, with the 2010 period including a greater volume of higher margin gas transmission services.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $5.5 million, or 1.9%, to $289.5 million for the nine months ended September 30, 2010. This increase in revenues is primarily due to increases in the volume of work associated with long-haul fiber installation during the first nine months of 2010, partially offset by lower revenues from FTTx build-out initiatives as a result of reduced capital spending by our customers in the 2010 period as compared to the 2009 period.

Operating income decreased $6.2 million, or 33.1%, to $12.5 million for the nine months ended September 30, 2010, as compared to operating income of $18.7 million for the nine months ended September 30, 2009. Operating income as a percentage of revenues decreased from 6.6% in the nine months ended September 30, 2009 to 4.3% in the nine months ended September 30, 2010. These decreases are primarily due to the impact of losses incurred during the first quarter of 2010 as a result of weather related slowdowns impacting this segment’s productivity and performance on various ongoing jobs.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $14.7 million, or 23.0%, to $78.8 million for the nine months ended September 30, 2010. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $7.2 million, or 22.6%, to $39.3 million for the nine months ended September 30, 2010, as compared to operating income of $32.0 million for the nine months ended September 30, 2009, resulting from the increased revenues discussed above. Operating income as a percentage of revenues was 49.8% for the nine months ended September 30, 2010, which is consistent with 50.0% for the nine months ended September 30, 2009.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2010 increased $30.1 million to $98.0 million primarily due to increases of $13.1 million in amortization expense of intangible assets associated with acquisitions, approximately $10.7 million in higher salaries and benefits costs from increased personnel and incentive compensation expenses associated with current levels of operating activity, an increase of $1.4 million associated with increased acquisition activities and an increase of $1.2 million in costs associated with the ongoing implementation of information technology solutions.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $441.2 million as of September 30, 2010, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. In addition, we evaluate opportunities to make investments in customer-sponsored projects where we anticipate performing engineering, procurement, or construction services, and we believe such investments enhance our ability to secure such services. These investment opportunities exist in the markets and industries we serve and may take the form of debt or equity investments, which may require cash.

On May 14, 2010, we redeemed all of the $143.8 million aggregate principal amount outstanding of our 3.75% Notes, at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. We paid the aggregate redemption price of approximately $146.1 million, plus accrued and unpaid interest, using cash on hand.

On October 25, 2010, we completed the acquisition of Valard Construction LP and certain of its affiliated entities (Valard). Valard provides electric power infrastructure services and is located in Alberta, Canada. In connection with the acquisition, we paid from cash on hand approximately $118.9 million to the shareholders of Valard and repaid approximately $12.5 million in debt owed by Valard on the date of acquisition.

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at September 30, 2010. Accordingly, we do not anticipate that the current weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be approximately $170 million to $180 million for 2010. Approximately $35 million to $45 million of the expected 2010 capital expenditures are targeted for the expansion of our fiber optic network.

Sources and Uses of Cash

As of September 30, 2010, we had cash and cash equivalents of $441.2 million, working capital of $1.1 billion and a nominal amount of long-term obligations. We also had $191.2 million of letters of credit outstanding under our credit facility, leaving $283.8 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by our working capital needs, in particular on larger projects, due to the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in certain regions of the country. Conversely, working capital assets are typically converted to cash during the winter months.

Net cash used by operating activities was $54.7 million during the three months ended September 30, 2010 as compared to net cash provided by operating activities of $108.0 million during the three months ended September 30, 2009. The decrease in operating cash flows during the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to higher seasonal working capital requirements during 2010 primarily related to the ramp-up of certain natural gas transmission projects.

Net cash used by operating activities was $21.3 million during the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $278.6 million during the nine months ended September 30, 2009. The decrease in operating cash flows during the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the collection in the first quarter of 2009 of significantly higher receivable balances that were outstanding at the end of 2008 partially as a result of the higher level of emergency restoration work performed in the fourth quarter of 2008. Also contributing to the decrease in operating cash flows during the nine months ended September 30, 2010 as compared to the same period in 2009 were increased working capital requirements in the 2010 period associated with an increased number of large natural gas transmission projects during the period.

Investing Activities

In the three months ended September 30, 2010, we used net cash in investing activities of $24.5 million as compared to $48.1 million used in investing activities in the three months ended September 30, 2009. Investing activities in the third quarter of 2010 included $31.7 million used for capital expenditures, partially offset by $7.1 million of proceeds from the sale of equipment. Investing activities in the third quarter of 2009 included

$36.0 million used for capital expenditures and $14.1 million in net cash outlays for acquisitions, partially offset by $2.1 million of proceeds from the sale of equipment.

In the nine months ended September 30, 2010, we used net cash in investing activities of $92.8 million as compared to $130.2 million used in investing activities in the nine months ended September 30, 2009. Investing activities in the nine months ended September 30, 2010 included $114.0 million used for capital expenditures, partially offset by $21.3 million of proceeds from the sale of equipment. Investing activities in the nine months ended September 30, 2009 included $120.9 million used for capital expenditures and $14.1 million in net cash outlays for acquisitions, partially offset by $4.8 million of proceeds from the sale of equipment.

Financing Activities

In the three months ended September 30, 2010, net cash used in financing activities was $0.1 million as compared to $0.6 million provided by financing activities in the three months ended September 30, 2009. Financing activities in the third quarter of 2009 included $0.5 million received from the exercise of stock options and $0.1 million of tax benefit from the vesting of stock-based equity awards.

In the nine months ended September 30, 2010, we used net cash in financing activities of $144.7 million as compared to $2.1 million used in financing activities in the nine months ended September 30, 2009. Financing activities in the nine months ended September 30, 2010 included $143.8 million in payments for the redemption of our 3.75% Notes, described above and in Note 7 to our condensed consolidated financial statements, as well as $3.4 million in net repayments of other borrowings during the first nine months of 2010. These outflows were partially offset by $2.0 million in tax impact from stock-based equity awards and $0.5 million received from the exercise of stock options. Financing activities in the first nine months of 2009 included $1.6 million in tax impact from stock-based equity awards and $1.2 million used in net repayments of borrowings.

Debt Instruments

Credit Facility

We have an agreement with various lenders that provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit.

As of September 30, 2010, we had approximately $191.2 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $283.8 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of September 30, 2010, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of our U.S. subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our assets. Our U.S. subsidiaries guarantee the repayment of all amounts due under the credit facility.

3.75% Convertible Subordinated Notes

Since May 14, 2010, none of our 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2010, the maximum guaranteed residual value was approximately $118.0 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2010, we had $191.2 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2010 and 2011. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, we have assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of a default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2010, the total amount of outstanding performance bonds was approximately $1.1 billion, and the estimated cost to complete these bonded projects was approximately $246.1 million.

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

Contractual Obligations

As of September 30, 2010, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2010	2011	2012	2013	2014	Thereafter

Operating lease obligations	$119,416	$12,699	$39,195	$25,841	$18,916	$9,400	$13,365
Committed capital expenditures for fiber optic networks under contracts with customers	19,454	10,706	8,748	0	0	0	0

Total	$138,870	$23,405	$47,943	$25,841	$18,916	$9,400	$13,365

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of September 30, 2010, the total unrecognized tax benefit related to uncertain tax positions was $48.5 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $9.0 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

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

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2010, all policies were renewed with deductibles continuing at existing levels of $5.0 million per occurrence, other than employer’s liability, which continues to be subject to a deductible of $1.0 million. We also have employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of September 30, 2010 and December 31, 2009, the gross amount accrued for insurance claims totaled $142.8 million and $153.6 million, with $101.5 million and $109.8 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2010 and December 31, 2009 were $26.5 million and $33.7 million, of which $9.4 million and $13.4 million are included in prepaid expenses and other current assets and $17.1 million and $20.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations and financial condition.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of ongoing depressed economic and financial market conditions. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. Two customers accounted for approximately 18% and 15% of consolidated revenues during the three months ended September 30, 2010, and one of these customers accounted for approximately 11% of revenues during the nine months ended September 30, 2010. These two customers represented approximately 14% and 11% of billed and accrued receivables at September 30, 2010. Revenues from these customers are included in the Natural Gas and Pipeline Infrastructure Services segment. No other customer represented 10% or more of revenues during the three and nine months ended September 30, 2010. No customers represented 10% or more of revenues during the three and nine months ended September 30, 2009 or of accounts receivable at December 31, 2009.

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

Outlook

We and our customers are operating in a difficult business environment in light of the slow economy and uncertainty in the capital markets. Our customers are also facing stringent regulatory processes as they implement projects to enhance their infrastructure, which has resulted in reductions or delays in spending in 2010. These economic and regulatory factors have negatively affected our results to date in 2010, as well as our expectations for the fourth quarter of 2010. We believe, however, that economic conditions are beginning to improve and activity and spending in the industries we serve will begin to increase in 2011, although the regulatory obstacles our customers must overcome create continuing uncertainty as to the timing of spending. We continue to be optimistic, however, about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage the challenges and uncertainties created by the adverse economic and market conditions.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades to meet future demands for power. Over the past several years, many utilities across the country have begun to implement plans to improve their transmission systems. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. In addition, we anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Over the past two years, we have seen a slowdown in spending by our customers on their distribution systems, which we believe is due primarily to adverse economic and market conditions, and although we have seen some increase in spending in the third quarter of 2010, we expect distribution spending to remain at low levels throughout 2010. We have also seen some delays in transmission projects currently proposed, primarily due to regulatory processes. As an indirect result of the economic downturn, overall demand for electricity has decreased, which could also affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects. We believe, however, that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place, and to date we have not seen the current economic conditions negatively impact our customers’ plans for spending on transmission expansion, with demand for electricity and the need for reliability expected to increase over the long-term. As a result of these and other factors, including the renewable energy initiatives discussed below, we anticipate a continued shift over the long-term in our electric power service mix to a greater proportion of high-voltage electric power transmission and substation projects. Many of these projects have a long-term horizon, and timing and scope can be affected by numerous factors, including regulatory permitting, siting and right-of-way issues, environmental approvals and economic and market conditions.

We believe that opportunities also exist as a result of renewable energy initiatives. State renewable portfolio standards, which set required or voluntary standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. Tax incentives and government stimulus funds are also expected to encourage development. We expect the construction of renewable energy facilities, including wind and solar power generation sources, to result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We also believe opportunities exist for us to provide engineering, project management, materials procurement and installation services for renewable projects, as reflected by recent awards to us of contracts for these services on various utility-scale solar facilities. However, the economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. Furthermore, to the extent that renewable energy projects are developed to satisfy mandatory state renewable portfolio standards, spending on such projects would likely decline if states were to lessen those standards. Additionally, the timing of investments in renewable energy projects and related infrastructure could be affected by regulatory permitting processes and siting issues, as well as capital constraints if the financial markets worsen or remain stagnant. Overall renewable energy spending has declined since the latter part of 2008, due in part to slow government funding and tight credit markets. However, we realized some increased spending in the fourth quarter of 2009 and throughout 2010, and we expect future spending on renewable energy initiatives to continue to increase in 2011 and beyond.

We believe that certain provisions of the American Recovery and Reinvestment Act of 2009 (ARRA), enacted in February 2009, will also increase demand for our services over the long-term. The economic stimulus programs under the ARRA include incentives in the form of grants, loans, tax cuts and tax credits for renewable energy, energy efficiency and electric power and telecommunications infrastructure. Additionally, loan guarantee programs partially funded through the ARRA and cash grant programs have recently been implemented for renewable energy and transmission reliability and efficiency projects. For example, in October 2009, approximately $3.4 billion in cash grants were awarded to foster the transition to a “smarter” electric grid. We anticipate investments in many of these initiatives to create opportunities for our operations, although many projects are waiting on government funding. While we cannot predict with certainty the timing of the implementation of the programs under the ARRA, the funding of stimulus projects or the scope of projects once funding is received, we anticipate projects to have aggressive deployment schedules due to the deadlines under the stimulus plan, resulting in increased opportunities in the near term.

Several existing or pending legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long-term, in particular in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission projects. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing further incentives to the industry to invest in and improve maintenance on its systems. Additionally, the proposed federal renewable portfolio standard could further advance the installation of renewable generation facilities and related electric transmission infrastructure. It is uncertain, however, if or when pending legislation or regulations will be effective or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation, and this uncertainty could affect our customers’ decisions regarding potential projects and the timing thereof.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long-term in our natural gas and pipeline operations, primarily in natural gas and oil pipeline installation and maintenance and related services such as gas gathering and pipeline integrity. We believe our acquisition of Price Gregory, which significantly expanded our services in this segment and positioned us as a leading provider of transmission pipeline infrastructure services in North America, will allow us to take advantage of these opportunities. However, the natural gas industry is cyclical as a result of fluctuations in natural gas prices, and over the past twelve months, spending in this industry has been negatively impacted by lower natural gas prices, a reduction in the development of natural gas resources, regulatory permitting processes and capital constraints. We believe that the cyclical nature of this business can be somewhat normalized by opportunities associated with an increase in the ongoing development of unconventional shale formations that produce natural gas and/or oil, which will require the construction of transmission pipeline infrastructure to connect production with demand centers. Additionally, we believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. In the past, our natural gas operations have been challenged by lower margins overall, due in part to the impact to our natural gas distribution services from declines in new housing construction. As a result, as evidenced by our acquisition of Price Gregory, we have primarily focused our efforts on transmission pipeline opportunities and other more profitable services, and we are optimistic about these operations in the future. The timing and scope of projects could be affected, however, by economic and market conditions as well as lower natural gas prices and regulatory requirements, especially in the near-term.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we expect increasing opportunities in the future as $7.2 billion in stimulus funding for broadband deployment to underserved areas is awarded to municipalities, states and rural telephone companies, some of which are long-standing customers. Approximately $3.0 billion in funding has been awarded under the ARRA for numerous broadband deployment projects across the U.S., and the balance is expected to be awarded within the next few months. However, to receive funding for these projects, certain awardees may be required to file environmental impact statements, which may delay projects. If funding is delayed, the demand for our telecommunications services will be affected. Although the timing of funding is uncertain, once funding is received, projects are expected to be rapidly deployed to meet stimulus deadlines, which we anticipate will increase spending in late 2010 and into 2011. We also anticipate spending by our customers on fiber optic “backhaul” to provide links from wireless cell sites to broader voice, data and video networks. Additionally, we believe opportunities exist in the long-term as a result of the continued deployment of fiber to the premises and fiber to the node, or FTTx, by wireline carriers and government organizations, although we have seen a significant slowdown in FTTx deployment since the second quarter of 2008. We anticipate that these opportunities will continue to be limited throughout 2010, with the possibility of some increase in spending for FTTx deployment in 2011. If economic and market conditions remain stagnant or further deteriorate, however, deployment spending could be further limited or delayed. In connection with our wireless services, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. In particular, the transition to 4G and LTE (long-term evolution) technology by wireless service providers will require the enhancement of their networks. Each of these opportunities is anticipated to increase demand for our telecommunications services over the long-term, with the timing and amount of spending from these opportunities being dependent on future economic, market and regulatory conditions.

We anticipate that the future initiatives by the telecommunication carriers will serve as a catalyst for the cable industry to begin a new network upgrade cycle to expand its service offerings in an effort to retain and attract customers; however, the timing of any upgrades is uncertain.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as enterprises, communications carriers and educational, financial services and healthcare institutions. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the adverse impact, if any, of the ongoing economic downturn on these growth opportunities. To support the growth in this business, we anticipate the need for continued capital expenditures. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels.

Conclusion

Spending by our customers declined in 2009 and has remained slow throughout 2010; however, we are seeing growth opportunities beginning in 2011 in our electric transmission, gas transmission, telecommunications, renewables and fiber licensing operations despite negative forces from the economic recession and heightened regulatory requirements. We expect spending on electric distribution services to remain at low levels throughout 2010, although there was an increase in these services in the third quarter of 2010. We are continuing to see reduced or stagnant spending for our gas distribution services, which have been affected by the current economic conditions. The weakness in the capital markets has also negatively affected some of our customers’ plans for projects, and it may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. However, we do not believe these factors are material or will affect revenue growth in 2011 and beyond. We anticipate that utilities will increase spending on projects to upgrade and build out their transmission systems and outsource more of their work, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that we are one of the largest full-service solution providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are recognized as a key partner in deploying these services.

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

Capital expenditures for 2010 are expected to be approximately $170 million to $180 million, of which approximately $35 million to $45 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2010 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

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

We believe that we are adequately positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operations with broad geographic reach, financial capability and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long-term; however, we cannot predict the actual timing, magnitude or impact these opportunities and trends will have on our operating results and financial position, especially in light of the slow economy, weak capital markets and regulatory environment.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected operating or financial results;

•	The effects of any acquisitions and divestitures we may make, including the acquisitions of Price Gregory and Valard;

•	Expectations regarding our business outlook, growth and capital expenditures;

•	The effects of competition in our markets;

•	The benefits of renewable energy initiatives, the American Recovery and Reinvestment Act of 2009 (ARRA) and other existing or potential energy legislation;

•	The current economic conditions and trends in the industries we serve; and

•	Our ability to achieve cost savings.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of existing or pending projects, including as a result of regulatory processes or capital constraints that may impact our customers;

•	The impact of adverse weather conditions on our operations;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Our ability to generate internal growth;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	Our ability to effectively compete for new projects and obtain contract awards for projects bid;

•	Our ability to successfully negotiate, execute, perform and complete pending and existing contracts;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Liabilities for claims that are not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	The failure to effectively integrate Price Gregory and Valard and their operations or to realize potential synergies, such as cross-selling opportunities, from the acquisitions;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our ability to realize our backlog;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to successfully identify, complete and integrate other acquisitions;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations such as those relating to our unionized workforce and occupational health and safety matters;

•	Potential failure of renewable energy initiatives, the ARRA or other existing or potential energy legislation to result in increased spending in the industries we serve;

•	The adverse impact of goodwill, other intangible asset or long-lived asset impairments;

•	The potential inability to realize a return on our capital investments in our fiber optic infrastructure;

•	The inability of our customers to pay for services following a bankruptcy or other financial difficulty;

•	Beliefs and assumptions about the collectability of receivables;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Liabilities and/or harm to our reputation resulting from failures of our joint venture partners to perform;

•	Risks related to the implementation of an information technology solution;

•	Potential lack of available suppliers, subcontractors or equipment manufacturers;

•	Our growth outpacing our infrastructure;

•	Our ability to obtain performance bonds;

•	Requirements relating to governmental regulation and changes thereto, including state and federal telecommunication regulations affecting our fiber optic licensing business, additional regulation relating to existing or potential foreign operations and changes to legislation under the presidential administration, including those related to occupational health and safety, health care and financial reform;

•	Potential exposure to environmental liabilities;

•	Increased costs resulting from new legislation, including the recently enacted healthcare reform legislation;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Potential losses associated with hedged transactions;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing, leasing and investment activities and thereby our ability to grow our operations;

•	Rapid technological and structural changes that could reduce the demand for the services we provide; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and as may be detailed from time to time in our other public filings with the SEC.

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

Credit Risk.  We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of ongoing depressed economic and financial market conditions. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

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

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, with contracts for approximately $5.8 million ($CAD) and $3.2 million ($CAD) being settled in December 2009 and June 2010. These contracts have been accounted for by the Canadian operating unit as cash flow hedges. Accordingly, changes in the fair value of the forward contracts between the South African rand and the Canadian dollar are recorded in other comprehensive income (loss) prior to their settlement and have been and will be reclassified into earnings in the periods in which the hedged transactions occur. During the three and nine months ended September 30, 2010, gains of $0.1 million and $0.2 million were recorded to other comprehensive income related to the remaining South African rand to Canadian dollar forward contract. Additionally, during the second quarter of 2010, approximately $0.1 million of loss was reclassified into current period earnings in connection with the contract settled in June 2010.

The Canadian dollar to U.S. dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination, with contracts for approximately $5.0 million and $2.7 million having settled in December 2009 and June 2010. Such contracts have also been accounted for as cash flow hedges. Accordingly, changes in the fair value of the forward contracts between the Canadian dollar and the U.S. dollar are recorded in other comprehensive income (loss) prior to their settlement and have been or will be reclassified into earnings in the periods in which the hedged transactions occur. During the three and nine months ended September 30, 2010, a loss of $0.1 million and a gain of $0.3 million were recorded to other comprehensive income related to the remaining Canadian dollar to U.S. dollar forward contract. Additionally, during the second quarter of 2010, approximately $0.3 million of loss was reclassified into current period earnings in connection with the contract settled in June 2010.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended September 30, 2010.

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	that may yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs

August 1, 2010 — August 31, 2010	5,195 (i)	$17.95	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to Quanta’s 2007 Stock Incentive Plan and InfraSource’s 2004 Omnibus Stock Incentive Plan.

Item 6.	Exhibits.

Exhibit
No.			Description

2.1			Share Purchase Agreement dated as of October 22, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., the shareholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd., and the covenantors named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed on October 28, 2010 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3			Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed on October 28, 2010 and incorporated herein by reference)
10.1			Support Agreement dated as of October 25, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., and certain shareholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed on October 28, 2010 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	.INS†		XBRL Instance Document
101	.SCH†		XBRL Taxonomy Extension Schema Document
101	.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB†		XBRL Taxonomy Extension Label Linkbase Document
101	.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith

†	Filed or furnished with this Quarterly Report on Form 10-Q included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 and (iii) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanta Services, Inc.

By:	/s/ Derrick A. Jensen
Derrick A. Jensen
Vice President and
Chief Accounting Officer

Dated: November 9, 2010

INDEX TO EXHIBITS

Exhibit
No.			Description

2.1			Share Purchase Agreement dated as of October 22, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., the shareholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd., and the covenantors named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed on October 28, 2010 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s 2000 Form 10-K (No. 001-13831) filed April 2, 2001 and incorporated herein by reference)
3.3			Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed on October 28, 2010 and incorporated herein by reference)
10.1			Support Agreement dated as of October 25, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., and certain shareholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed on October 28, 2010 and incorporated herein by reference)
31	.1*	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	.INS†		XBRL Instance Document
101	.SCH†		XBRL Taxonomy Extension Schema Document
101	.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB†		XBRL Taxonomy Extension Label Linkbase Document
101	.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith

†	Filed or furnished with this Quarterly Report on Form 10-Q included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 and (iii) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.