Form 10-K
period 2010-12-31
QUANTA SERVICES INC
filed 2011-03-01
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock and Limited Vote Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $4.3 billion and $2.1 million, respectively (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the Registrant have been deemed affiliates).

As of February 18, 2011, the number of outstanding shares of Common Stock of the Registrant was 211,178,865. As of the same date, 3,909,110 Exchangeable Shares, 432,485 shares of Limited Vote Common Stock and one share of Series F Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

INDEX

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading national provider of specialty contracting services, offering infrastructure solutions to the electric power, natural gas and oil pipeline and telecommunications industries. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, natural gas and oil transmission and distribution systems and telecommunications networks used for video, data and voice transmission. We also design, procure, construct and maintain fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the year ended December 31, 2010 were approximately $3.9 billion, of which 52% was attributable to the Electric Power Infrastructure Services segment, 36% to the Natural Gas and Pipeline Infrastructure Services segment, 9% to the Telecommunications Infrastructure Services segment and 3% to the Fiber Optic Licensing segment.

We have established a presence throughout the United States and Canada with a workforce of over 13,700 employees, which enables us to quickly, reliably and cost-effectively serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout North America as a result of our broad geographic presence and significant scale and scope of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to take advantage of potential international opportunities.

Representative customers include:

•	Allegheny Energy
•	Ameren
•	American Electric Power
•	American Transmission Company
•	AT&T
•	BC Hydro
•	CapX2020
•	CenterPoint Energy
•	Central Maine Power Company
•	Duke Energy
•	Enterprise Products
•	Eurus Energy America
•	Exelon
•	Florida Power & Light
•	Florida Gas Transmission Company
•	Hydro One
•	Ibedrola Renewables
•	International Transmission Company
•	Kansas City Power & Light
•	Kinder Morgan
•	Lower Colorado River Authority
•	Mid American Energy
•	National Grid
•	NextEra
•	Northeast Utilities
•	Oklahoma Gas & Electric
•	Pacific Gas & Electric
•	PacificCorp
•	Puget Sound Energy
•	Qwest
•	Regency Energy Partners
•	San Diego Gas & Electric
•	Southern California Edison
•	Suncor
•	SunEdison
•	TransCanada
•	Verizon Communications
•	Westar Energy
•	Windstream
•	Xcel Energy

We were organized as a corporation in the state of Delaware in 1997, and since that time we have grown organically and made strategic acquisitions, expanding our geographic presence and scope of services and developing new capabilities to meet our customers’ evolving needs. In particular, in the past three years, we have completed two significant acquisitions, as well as several smaller acquisitions. On October 25, 2010, we acquired Valard Construction LP and certain of its affiliates (Valard), an electric power infrastructure services company based in Alberta, Canada. This acquisition allows us to further expand our electric power infrastructure capabilities and scope of services in Canada. On October 1, 2009, we acquired Price Gregory Services, Incorporated (Price Gregory), which provides natural gas and oil transmission pipeline infrastructure services in North America, specializing in the construction of large diameter transmission pipelines. This acquisition significantly expanded our existing natural gas and pipeline operations. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that our financial strength and experienced management team will be attractive to acquisition candidates.

We believe that our business strategies, along with our competitive and financial strengths, are key elements in differentiating us from our competition and position us to capitalize on future capital spending by our customers. We offer comprehensive and diverse solutions on a broad geographic scale and have a solid base of long-standing customer relationships in each of the industries we serve. We also have an experienced management team, both at the executive level and within our operating units, and various proprietary technologies that enhance our service offerings. Our strategies of expanding the portfolio of services we provide to our existing and potential customer base, increasing our geographic and technological capabilities, promoting best practices and cross-selling our services to our customers, as well as continuing to maintain our financial strength, place us in a strong position to capitalize upon opportunities and trends in the industries we serve and to expand our operations globally.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments and certain of the long-term industry trends impacting each segment. With respect to industry trends, we and our customers continue to operate in a challenging business environment with increasing regulatory requirements and only gradual recovery in the economy and capital markets from recessionary levels. Economic and regulatory issues have adversely affected demand for our services, and demand may continue to be impacted as conditions slowly improve. Therefore, we cannot predict the timing or magnitude that industry trends may have on our business, particularly in the near-term.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

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

Demand for electricity in North America is expected to grow over the long-term, however, the electric power grids are aging, continue to deteriorate and lack redundancy. The increasing demand, coupled with the aging infrastructure, will affect reliability, requiring utilities to upgrade and expand their existing transmission and distribution systems. Further, current federal legislation requires the power industry to meet federal reliability standards for its transmission and distribution systems. We expect these system upgrades to result in increased spending and increased demand for our services over the long-term.

We consider renewable energy, including solar and wind, to be one of the largest, most rapidly emerging opportunities for our engineering, project management and installation services. Concerns about greenhouse gas emissions, as well as the goal of reducing reliance on power generation from fossil fuels, are creating the need for more renewable energy sources. Renewable portfolio standards, which mandate that renewable energy constitute a specified percentage of a utility’s power generation, exist in many states. Additionally, several of the provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) include incentives for investments in renewable energy, energy efficiency and related infrastructure. We believe that our comprehensive services, industry knowledge and experience in the design, installation and maintenance of renewable energy facilities will enable us to support our customers’ renewable energy efforts.

As demand for power grows, the need for new power generation facilities will grow as well. The future development of new traditional power generation facilities, as well as renewable energy sources, will require new or expanded transmission infrastructure to transport power to demand centers. Renewable energy in particular often requires significant transmission infrastructure due to the remote location of renewable sources of energy. As a result, we anticipate that future development of new power generation will lead to increased demand over the long-term for our electric transmission design and construction services and our substation engineering and installation services.

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

We see potential growth opportunities over the long-term in our natural gas operations, primarily in natural gas pipeline installation and maintenance services and related services for gas gathering systems and pipeline integrity. Ongoing development of gas shale formations throughout North America has resulted in a significant increase in the natural gas supply as compared to several years ago, leading to a reduction in natural gas prices from the levels in the 2003 to 2008 period. Additionally, as one of the cleanest-burning fossil fuels, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources and a cleaner environment.

The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. In addition, as renewable energy generation continues to increase and become a larger percentage of the overall power generation mix, we believe natural gas will be the fuel of choice to provide backup power generation to offset renewable energy intermittency. We also anticipate that the above factors bode well for natural gas as a transitional fuel to nuclear power over the next several decades.

We believe the existing transmission pipeline infrastructure is insufficient to meet this growing natural gas demand even at current levels of consumption. For instance, we estimate that it would take several years to build the transmission infrastructure to connect new sources of natural gas to demand centers throughout the U.S. Additional pipeline infrastructure is also needed for the transportation of heavy crude oil from the Canadian oil sands to refineries, primarily those in the coastal region along the Gulf of Mexico, as well as oil and other liquids produced from shale formations. Canadian oil sands and shale formations in certain parts of the U.S. and Canada contain significant reserves, and the economics of the production of these reserves depend on the price of oil. Oil prices are currently at a level that encourages the development of these oil reserves, which will require pipeline infrastructure to be built. We believe that our position as a leading provider of transmission pipeline infrastructure services in North America will allow us to take advantage of these opportunities.

The U.S. Department of Transportation has also implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity and rehabilitation services over the long-term.

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

We believe that certain provisions of the ARRA will continue to create demand for our services in this segment over the next few years. Specifically, the ARRA includes federal stimulus funding for the deployment of broadband services to underserved areas that lack sufficient bandwidth to adequately support economic development. Approximately $7.2 billion in stimulus funds have been awarded for broadband deployment to municipalities, states and rural telephone companies, some of which are our long-standing customers.

We anticipate increased long-term opportunities arising from plans by several wireless companies to transition to 4G and LTE (long term evolution) technology, which includes the installation of fiber optic “backhaul” to provide links from wireless cell sites to broader voice, data and video networks. Although fiber to the premise (FTTP) and fiber to the node (FTTN) deployment has slowed significantly since 2008, we expect fiber optic network build-outs will continue over the long-term as more Americans look to next-generation networks for faster internet and more robust video services. We believe that we are well-positioned to furnish infrastructure solutions for these initiatives throughout the United States.

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with licensing terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. The Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

The growth opportunities in our Fiber Optic Licensing segment primarily relate to geographic expansion to serve customers who need secure high-speed networks, in particular communications carriers and educational, financial services and healthcare institutions. These growth opportunities exist in both the markets we currently serve, by expanding our existing network to add new customers, and expansion into new markets through the build-out of new networks. Growth in this segment will generate the need for continued significant capital expenditures.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $256.1 million, $112.2 million and $98.8 million of our revenues from foreign operations, the substantial majority of which was earned in Canada, during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we held property and equipment in the amount of $94.0 million and $57.1 million in foreign countries as of December 31, 2010 and 2009. The increase in foreign revenues and assets is primarily due to the Valard and Price Gregory acquisitions.

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

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power, natural gas and oil pipeline and telecommunications companies, as well as commercial, industrial and governmental entities. Our 10 largest customers accounted for approximately 39% of our consolidated revenues during the year ended December 31, 2010. One customer accounted for approximately 11% of our consolidated revenues for the year ended December 31, 2010. Revenues from business with this customer are included in the Natural Gas and Pipeline Infrastructure Services segment.

Although we have a centralized marketing and business development strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach to account management that includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. Additionally, operating unit management focuses on pursuing growth opportunities with prospective new customers. We encourage operating unit management to cross-sell services of other operating units to their customers and to coordinate with other operating units to pursue projects, especially those that are larger and more complicated. Our business development group supports the operating units’ activities by promoting and marketing our services for existing and prospective large national accounts, as well as projects that would require services from multiple operating units.

We are a preferred vendor to many of our customers. As a preferred vendor, we have met minimum standards for a specific category of service, maintained a high level of performance and agreed to certain payment terms and negotiated rates. We strive to maintain preferred vendor status as we believe it provides us an advantage in the award of future work for the applicable customer.

We believe that our strategic relationships with customers in the electric power, natural gas, oil and telecommunications industries will continue to result in future opportunities. Many of these strategic relationships take the form of strategic alliance or long-term maintenance agreements. Strategic alliance agreements generally state an intention to work together, and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include an option to add extensions at the end of the initial term.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. The backlog estimates include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest. The following tables present our total backlog by reportable segment as of December 31, 2010 and 2009, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	December 31, 2010		December 31, 2009
	12 Month	Total	12 Month	Total

Electric Power Infrastructure Services	$1,798,284	$4,473,425	$1,312,141	$3,855,320
Natural Gas and Pipeline Infrastructure Services	743,970	1,026,937	847,702	1,120,795
Telecommunications Infrastructure Services	228,549	415,460	222,999	285,295
Fiber Optic Licensing	98,792	402,299	87,786	387,373

Total	$2,869,595	$6,318,121	$2,470,628	$5,648,783

As discussed above, our backlog estimates include amounts under MSAs. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and many of our contracts may be terminated with notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. For purposes of calculating backlog, we have included future renewal options only to the extent the renewals can reasonably be expected to occur. Projects included in backlog can be subject to delays as a result of commercial issues, regulatory requirements, adverse weather and other factors which could cause revenue amounts to be realized in periods later than originally expected.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large domestic companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. The recent economic downturn has increased the impacts of competitive pricing in certain of the markets that we serve. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our existing or prospective customers, including electric power, natural gas and pipeline, telecommunications and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by our customers, in particular services relating to larger energy transmission infrastructure projects, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

As of December 31, 2010, we had 2,287 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and 11,464 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 39% of our hourly employees at December 31, 2010 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW), the Canadian Union Skilled Workers (CUSW) and the four pipeline construction trade unions administered by the Pipe Line Contractors Association (PLCA), which are the Laborers International Union of North America, International

Brotherhood of Teamsters, United Association of Plumbers and Pipefitters and the International Union of Operating Engineers. These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

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

Our industry is experiencing a shortage of journeyman linemen in certain geographic areas. In response to the shortage and to attract qualified employees, we utilize various IBEW and National Electrical Contractors Association (NECA) training programs and support the joint IBEW/NECA Apprenticeship Program which trains qualified electrical workers. Certain of our Canadian operations also support the CUSW’s apprenticeship programs for training construction and maintenance electricians and powerline technicians. We have also established apprenticeship training programs approved by the U.S. Department of Labor for employees not subject to the IBEW/NECA Apprenticeship Program, as well as additional company-wide and project-specific employee training and educational programs.

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

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our operating units have established comprehensive safety policies, procedures and regulations and require that employees complete prescribed training and service programs prior to performing more sophisticated and technical jobs, which is in addition to those programs required, if applicable, by the IBEW/NECA Apprenticeship Program, the training programs sponsored by the four trade unions administered by the PLCA, the apprenticeship training programs sponsored by the CUSW or our equivalent programs. Under the IBEW/NECA Apprenticeship Program, all journeyman linemen are required to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Similarly, the CUSW offers apprenticeship training for construction and maintenance electricians that requires five terms of 1700 hours each, combining classroom and on-the-job training, as well as training for powerline technicians that also involves classroom and jobsite training over a four-year period. In addition, the Laborers International Union of North America, International Brotherhood of Teamsters, United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating units also benefit from sharing best practices regarding their training and educational programs and comprehensive safety policies and regulations.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;

•	regulations relating to worker safety and environmental protection;

•	permitting and inspection requirements applicable to construction projects;

•	wage and hour regulations;

•	regulations relating to transportation of equipment and materials, including licensing and permitting requirements;

•	building and electrical codes;

•	telecommunications regulations relating to our fiber optic licensing business; and

•	special bidding, procurement and other requirements on government projects.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

Environmental Matters and Climate Change Impacts

We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our licenses or permits, which could materially and adversely affect our business and results of operations. Our contracts with our customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services.

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe that we are in substantial compliance with our environmental obligations to date and that any such obligations will not have a material adverse effect on our business or financial performance.

The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. “Risk Factors”, our operating results are significantly influenced by weather. Therefore, significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a greater period of time in a given period, we may be able to increase our productivity, which could have a positive impact on our revenues and gross margins. In addition, if climate change results in an increase in severe weather, such as hurricanes and ice storms, we could experience a greater amount of higher margin emergency restoration service work, which generally has a positive impact on our gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

Risk Management and Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Our deductibles were generally lower in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2010 and 2009, the gross amount accrued for insurance claims totaled $216.8 million and $184.7 million, with $164.3 million and $130.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2010 and 2009 were $66.3 million and $33.7 million, of which $9.4 million and $13.4 million are included in prepaid expenses and other current assets and $56.9 million and $20.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.

Seasonality and Cyclicality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays in projects. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations quarter-to-quarter and their effect on particular projects.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States and Canada. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read “Outlook” and “Understanding Margins” included in Item 7. “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

Website Access and Other Information

Our website address is www.quantaservices.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the heading “Investors & Media/SEC Filings” or through the website of the Securities and Exchange Commission (the SEC) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of each of our Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the heading “Investors & Media/Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain free copies of these items from our website. We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other Quanta publication, stockholders may submit a request in writing to Quanta Services, Inc., Attn: Corporate Secretary, 1360 Post Oak Blvd., Suite 2100, Houston, TX 77056, or by phone at 713-629-7600. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may be materially and adversely affected by:

•	variations in the margins of projects performed during any particular quarter;

•	unfavorable regional, national or global economic and market conditions;

•	a reduction in the demand for our services;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	the timing and volume of work we perform;

•	the effects of adverse or favorable weather conditions;

•	permitting, regulatory or customer-caused delays;

•	the magnitude of work performed under change orders and the timing of their recognition;

•	the termination or expiration of existing agreements;

•	pricing pressures resulting from competition;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	decreases in interest rates we receive on our cash and cash equivalents;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs; and

•	the timing and significance of potential impairments of long-lived assets, goodwill or other intangible assets.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

Negative economic and market conditions may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The economy is still recovering from the recent recession, and economic growth remains slow. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. Stagnant or declining economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers’ equity values have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may continue to result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Economic conditions and regulatory requirements affecting any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, a downturn in economic conditions in any of those industries would adversely affect our results of operations. Specifically, unfavorable economic conditions in any industry we serve could result in the delay, reduction or cancellation of projects by our customers as well as cause our customers to outsource less work. Customers in the industries we serve may also face increased regulatory requirements as they implement plans for their projects, which could result in the delay, reduction or cancellation of these projects. These economic and regulatory factors may result in decreased demand for our services and potentially impact our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. For example, our Telecommunications Infrastructure Services segment has been negatively impacted since mid-2008 by the slowdown in fiber deployment initiatives from customers such as AT&T and Verizon, and we expect this slowdown will likely continue. We continue to see reduced spending in electric and natural gas distribution work under our Electric Power Infrastructure Services and Natural Gas and Pipeline Infrastructure Services segments due to capital expenditure reductions by our customers. Customers also delayed certain projects involving services under our Electric Power and Telecommunications Infrastructure Services segments due to regulatory requirements, such as permitting or environmental approvals. Another area of business under our Natural Gas and Pipeline Infrastructure Services segment, gas gathering and pipeline installation and maintenance, declined during 2009 and 2010, which we believe is due to lower natural gas prices and capital constraints on spending by our customers. Consolidation, competition, capital constraints or negative economic conditions in the electric power, natural gas, oil and telecommunications industries may also result in reduced spending by, or the loss of, one or more of our customers.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

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

Under our contracts with our customers, we typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and material. The majority of our contracts have a warranty period of 12 months. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have been minimal. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. However, certain projects, such as utility-scale solar facilities, may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occurred, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

Our use of fixed price contracts could adversely affect our business and results of operations.

We currently generate a portion of our revenues under fixed price contracts. We also expect to generate a greater portion of our revenues under this type of contract in the future as larger projects, such as electric power and pipeline transmission build-outs and utility-scale solar facilities, become a more significant aspect of our business. We must estimate the costs of completing a particular project to bid for fixed price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated, and we may bear the risk of certain unforeseen circumstances not included in our cost estimates for which we cannot obtain adequate compensation. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal period.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is generally accepted for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimatable, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Our operating results can be negatively affected by weather conditions.

We perform substantially all of our services in the outdoors. As a result, adverse weather conditions, such as rainfall or snow, may affect our productivity in performing our services or may temporarily prevent us from performing services. The effect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays. A reduction in our productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects, and as a result, our results of operations.

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

In addition, our customers may cancel or delay or reduce the number or size of projects available to us due to their inability to obtain capital or pay for services provided, the risk of which increases during unfavorable economic conditions, such as those experienced in the past two years. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will be successful.

Our business is highly competitive.

The specialty contracting business is served by numerous small, owner-operated private companies, some public companies and several large regional companies. In addition, relatively few barriers prevent entry into some areas of our business. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. For example, we are currently experiencing the impacts of competitive pricing in certain of the markets we serve, such as the electric power market with respect to smaller scale transmission projects and distribution services. Certain of our competitors may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have significant resources, including financial, technical and marketing resources. We cannot be certain that our competitors do not have or will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the specialty contracting business or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power, natural gas, oil and telecommunications service providers usually employ personnel who perform some of the same types of services we do, and we cannot be certain that our existing or prospective customers will continue to outsource services in the future.

Legislative actions and initiatives relating to renewable energy, telecommunications and electric power may fail to result in increased demand for our services.

Demand for our services may not result from renewable energy initiatives. While many states currently have mandates in place that require specified percentages of power to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless new or expanded transmission infrastructure to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available, which has been further constrained as a result of tight credit markets. These factors have resulted in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure, which has adversely affected the demand for our services. These factors could continue to result in delays or reductions in projects, which could further negatively impact our business.

The ARRA provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power and telecommunications infrastructure. While a significant amount of stimulus funds have been awarded, we cannot predict the timing and scope of any investments to be made under stimulus funding or whether stimulus funding will result in increased demand for our services. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under ARRA programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

Other current and potential legislative or regulatory initiatives may not result in increased demand for our services. Examples include legislation or regulations to require utilities to meet reliability standards, to ease siting and right-of-way issues for the construction of transmission lines, and to encourage installation of new electric power transmission and renewable energy generation facilities. It is not certain whether existing legislation will create sufficient incentives for new projects, when or if proposed legislative initiatives will be enacted or whether any potentially beneficial provisions will be included in the final legislation.

There are also a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could negatively affect the operations of our customers through costs of compliance or restraints on projects, which could reduce their demand for our services.

We are self-insured against potential liabilities.

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers’ compensation claims, those policies are subject to deductibles ranging from $1.0 million to $5.0 million per occurrence depending on the insurance policy. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. If we were to experience insurance claims or costs significantly above our estimates, our results of operations could be materially and adversely affected in a given period.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental liabilities, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations. For details on our existing litigation and claims, refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt our operations.

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. For example, we have significant operations in California, which has an environment conducive to wildfires. Should our insurer determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities and potentially a disruption of our California operations. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our results of operations and financial condition.

Many of our contracts may be canceled on short notice or may not be renewed upon completion or expiration, and we may be unsuccessful in replacing our contracts in such events, which may adversely affect our results of operations and financial condition.

We could experience a decrease in our revenue, net income and liquidity if any of the following occur:

•	our customers cancel a significant number of contracts or contracts having significant value;

•	we fail to renew a significant number of our existing contracts;

•	we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

•	we fail to reduce operating and overhead expenses consistent with any decrease in our revenue.

Many of our customers may cancel our contracts on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us, which will be more likely if customer spending continues to decrease, for example, due to the slow recovery of the economy and the financial markets. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

The loss of one or a few customers could have an adverse effect on us.

A few clients have in the past and may in the future account for a significant portion of our revenue in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce or discontinue their contracts with us at any time. Our loss of business from a significant client could have a material adverse effect on our business, financial condition, and results of operations.

Our profitability and financial condition may be adversely affected by risks associated with the natural gas and oil industry, such as price fluctuations and supply and demand for natural gas.

Certain of our services, in particular those under our Natural Gas and Pipeline Infrastructure Services segment, are exposed to risks associated with the natural gas and oil industry. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lack of demand for power generation from natural gas and a slowdown in the discovery or development of natural gas and/or oil reserves. Specifically, lower natural gas and oil prices generally result in decreased spending by our customers in our Natural Gas and Pipeline Infrastructure Services segment. While higher natural gas and oil prices generally result in increased infrastructure spending by these customers, sustained high energy prices could be an impediment to economic growth and could result in reduced infrastructure spending by such customers. Additionally, higher prices will likely reduce demand for power generation from natural gas, which could result in decreased demand for the expansion of North America’s natural gas pipeline infrastructure, and consequently result in less capital spending by these customers and less demand for our services.

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

Backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but would not have a contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects that are delayed may remain in backlog for extended periods of time. All of these uncertainties are heightened as a result of negative economic conditions and their impact on our customers’ spending, as well as the effects of regulatory requirements and weather conditions. Consequently, we cannot assure that our estimates of backlog are accurate or that we will be able to realize our estimated backlog.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are primarily used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, valuation of derivative contracts, purchase price allocations, liabilities for self-insured claims, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision for income taxes and the calculation of uncertain tax positions. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth strategy.

Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. The number of acquisition targets that meet our criteria may be limited, and we may also face competition for acquisition opportunities. Some of our competitors may offer more favorable terms than us or have greater financial resources than we do. This competition may further limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly not accretive to us. Acquisitions that we may pursue may also involve significant cash expenditures, the incurrence or assumption of debt or burdensome regulatory requirements. Any acquisition may ultimately have a negative impact on our business, financial condition, results of operations and cash flows. Any of these factors could inhibit our ability to consummate future acquisitions, which could negatively affect our growth strategies.

We may be unsuccessful at integrating businesses that either we have acquired or that we may acquire in the future, which may reduce the anticipated benefit from acquired businesses.

As a part of our business strategy, we have acquired, and may seek to acquire in the future, companies that complement or enhance our business. The success of this strategy will depend on our ability to realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, elimination of redundant costs and capitalizing on cross-selling opportunities. To realize these benefits, however, we must successfully integrate the operations of the acquired businesses with our existing operations. We cannot be sure that we will be able to successfully integrate acquired companies with our existing operations without substantial costs, delays, disruptions or other operational or financial problems. Additionally, if we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire. Issues related to the integration process may result in adverse impact to our revenues, earnings and cash flows. Integrating our acquired companies involves a number of special risks that could have a negative impact on our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of our management’s attention from operational and other matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities;

•	loss of business due to customer overlap or change from local or private ownership;

•	risks arising from the prior operations of acquired companies, such as performance, operational, safety or workforce issues, or customer dissatisfaction; and

•	potential disruptions of our business.

Our results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. The accounting literature provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Polices” for a detailed discussion. Management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If there is a decrease in market capitalization below book value in the future, this may be considered an impairment indicator. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisitions of Valard and Price Gregory, and other past or future acquisitions, would negatively impact our results of operations for the period in which the impairment is recognized.

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

The business of our Fiber Optic Licensing segment requires substantial amounts of capital investment to build out new fiber networks. In 2011, our proposed capital expenditures for our fiber optic licensing business is approximately $30 million to $35 million, $15.1 million of which is related to committed licensing arrangements as of December 31, 2010. Although we generally do not commit capital to new networks until we have a committed license arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network if that customer defaults on its commitment. Even if the customer does not default or we add additional customers to the network, we still may not realize a return on the capital investment for an extended period of time. Furthermore, the amount of capital that we invest in our fiber optic network may exceed planned expenditures as a result of various factors, including difficulty in obtaining permits or rights of way or unexpected increases in costs due to labor, materials or project productivity, which would result in a decrease in the returns on our capital investments if licensing fees for the network were committed and could not be renegotiated. New or developing technologies or significant competition in any of our markets could also negatively impact the business of our Fiber Optic Licensing segment. If any of the above events occur, it could adversely affect our results of operations or result in an impairment of our fiber optic network.

We extend credit to customers for purchases of our services and may enter into longer-term deferred payment arrangements or provide other financing or investment arrangements with certain of our customers, which subjects us to potential credit or investment risk that could, if realized, adversely affect our results of operations or financial condition.

We grant credit, generally without collateral, to our customers, which include electric power utilities, oil and gas companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of renewal energy facilities and commercial and industrial properties located primarily in the United States and Canada. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements with our customers subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. Many of our customers have been negatively impacted by the recent economic downturn, and some may experience financial difficulties (including bankruptcies) that could impact our ability to collect amounts owed to us or impair the value of our investments in them. If we are unable to collect amounts owed to us, our cash flows would be reduced and we could experience losses if the uncollectible amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. Losses experienced could materially and adversely affect our financial condition and results of operation. The risks of collectability and impairment losses may increase for projects where we provide services as well as make a financing or equity investment.

The loss of key personnel could disrupt our business.

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

As of December 31, 2010, approximately 39% of our hourly employees were covered by collective bargaining agreements. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue. Additionally, our collective bargaining agreements generally require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in “critical” status, additional required contributions and benefit reductions may apply if a plan is determined to be underfunded, which could detrimentally affect our financial condition or results of operations. A number of multi-employer plans to which we contribute or may contribute in the future are in “critical” status, “seriously endangered” status or “endangered” status. With respect to certain of the plans in critical status, we may be required to make additional contributions, generally in the form of surcharges on contributions otherwise required. Should we provide in the future a significant amount of services in areas that require us to utilize unionized employees covered by these affected plans, causing us to make substantial contributions, or should a determination be made that additional plans to which any of our operating units contribute are in a “critical” status requiring additional contributions, it could detrimentally affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

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

Approximately 61% of our hourly employees are not unionized. The current presidential administration has expressed strong support for proposed legislation that would create more flexibility and opportunity for labor unions to organize non-union workers. If passed, this legislation could result in a greater percentage of our workforce being subject to collective bargaining agreements, heightening the risks described above. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews were to become unionized, which could negatively affect our business and results of operations.

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

Our international operations are presently conducted primarily in Canada, but we have performed work in South Africa, Mexico and various other foreign countries, and we expect that the number of countries in which we operate could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (FCPA). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure funds in the future, including financing on acceptable terms, we may be unable to support our growth strategy or future operations. We cannot readily predict the ability of certain customers to pay for past services, and unfavorable economic conditions, such as those experienced over the past two years, may negatively impact the ability of our customers to pay amounts owed to us. We may also use cash for acquisitions, as well as for investments in projects in which we provide services, both of which are elements of our growth strategy, but we cannot readily predict the timing, size and success of our acquisition or investment efforts. Using cash for acquisitions and investments limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing credit facility contains significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct equity financings, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. If we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all, in particular taking into account recent constraints in the financial markets. Furthermore, our credit facility is based upon existing commitments from several banks. Banks have become more restrictive in their lending practices following the difficulties in the credit markets, and some may be unable or unwilling to fund their commitments, which may limit our access to the capital needed to fund our growth and operations. Our existing credit facility will expire in September 2012, and we may not be able to obtain commitments from banks to replace or renew our existing credit facility in an equivalent amount or at all. Additionally, any new credit facility that replaces or renews the existing facility may be on terms that are more restrictive or costly. In the event that our credit facility is not replaced or renewed prior to October 2011, we may also be required to provide cash as collateral for any existing or new letters of credit that have maturity dates beyond the expiration date of our existing credit facility. In addition, we rely on financing companies to fund the leasing of certain of our trucks and trailers, support vehicles and specialty construction equipment. Credit market conditions may cause certain of these financing companies to restrict or withhold access to capital to fund the leasing of additional equipment. Although we are not dependent on any single equipment lessor, a widespread lack of available capital to fund the leasing of equipment could negatively impact our future operations. Additionally, the market price of our common stock may change significantly in response to various factors and events beyond our control, which will impact our ability to use equity to obtain funds. A variety of events may cause the market price of our common stock to fluctuate significantly, including overall market conditions or volatility, a shortfall in our operating results from those anticipated, negative results or other unfavorable information relating to our market peers or the risks described in this Annual Report on Form 10-K.

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

We continue to implement a comprehensive IT solution that we believe will allow for the interface between functions such as accounting and finance, human resources, operations, and fleet management. Continued development and implementation of the IT solution will require substantial financial and personnel resources. While the IT solution is intended to improve and enhance our information systems, implementation of new information systems at each operating unit exposes us to the risks of start-up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. Failure to properly implement the IT solution could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of recent market and economic conditions. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations.

Fluctuating foreign currency exchange rates may have a greater impact on our financial results as we expand into international markets.

While only a small percentage of our revenue is currently derived from international markets, we intend to continue to expand the volume of services that we provide internationally. As a result, our reported financial condition and results of operations may be more significantly exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in local currencies, into the U.S. dollar.

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

Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bid and/or performance bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

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

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. These objects may also rupture, resulting in the discharge of pollutants. In such circumstances, we may be liable for fines and damages, and we may be unable to obtain reimbursement from the parties providing the incorrect information. We perform work in and around environmentally sensitive areas such as rivers, lakes and wetlands. In addition, we perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture, resulting in the release of subsurface materials. These subsurface materials may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. We also own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks that are above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations, financial condition or cash flows. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

There are also other legislative and regulatory proposals to address greenhouse gas emissions. These proposals, if enacted, could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. For example, if new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large rolling-stock fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.

Opportunities within the government arena could subject us to increased governmental regulation and costs.

Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, management’s focus associated with the start-up and bidding process may be diverted away from other opportunities. Involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized from these contracts. In addition, as a government contractor, we are subject to a number of procurement rules and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. In addition, if the government were to even allege improper activity, we also could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years we would not realize all of the potential revenues from any awarded contracts.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2010, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2010, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, although we do not expect any material short-term impact on our financial results as a result of the legislation. We are currently assessing the extent of any long-term impact from the legislation, including any potential changes to this legislation.

Certain provisions of our corporate governing documents could make an acquisition of our company more difficult.

The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2010, we own 37 of the facilities we occupy, many of which are encumbered by our credit facility, and we lease the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, and helicopters. Our owned equipment and the leasehold interest in our leased equipment is incumbered by a security interest under our credit facility. As of December 31, 2010, the total size of the rolling-stock fleet was approximately 24,000 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information regarding legal proceedings.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low

Year Ended December 31, 2010
1st Quarter	$22.35	$16.75
2nd Quarter	23.23	18.13
3rd Quarter	22.66	17.39
4th Quarter	20.50	17.01
Year Ended December 31, 2009
1st Quarter	$23.65	$15.84
2nd Quarter	25.80	20.46
3rd Quarter	25.40	19.34
4th Quarter	23.34	17.73

On February 18, 2011, there were 866 holders of record of our common stock, two holders of record of our exchangeable shares issued by Quanta Services EC Canada Ltd., a wholly owned subsidiary of Quanta, six holders of record of our Limited Vote Common Stock and one holder of record of our Series F preferred stock. There is no established trading market for the exchangeable shares, the Limited Vote Common Stock or the Series F preferred stock; however, the exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis and the Limited Vote Common Stock converts into common stock immediately upon sale. See Note 10 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discussion of our equity securities.

Unregistered Sales of Securities During the Fourth Quarter of 2010

On October 25, 2010, we completed the acquisition of Valard in which some of the consideration consisted of our unregistered securities. The aggregate consideration paid in this transaction was $118.9 million in cash, 623,720 shares of Quanta common stock and 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In addition, one share of Quanta Series F preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time was issued to a voting trust on behalf of the holders of the exchangeable shares. This acquisition was not affiliated with any other acquisitions prior to such transaction.

We relied on Regulation S of the Securities Act of 1933, as amended (the Securities Act), as the basis for exemption from registration. Regulation S allows the issuance of securities to persons outside the United States without registration. All issuances were as a result of privately negotiated transactions and not pursuant to public solicitations.

Period	Title of Securities	Number of Shares	Purchaser	Consideration

October 1, 2010 — October 31, 2010	Quanta Common Stock	623,720	Former owners of acquired companies	Sale of acquired companies
October 1, 2010 — October 31, 2010	Exchangeable Shares(i)	3,909,110	Former owners of acquired companies	Sale of acquired companies
October 1, 2010 — October 31, 2010	Series F Preferred Stock(ii)	1	Former owners of acquired companies	Sale of acquired companies

(i)	In connection with acquisition of Valard, certain former owners of Valard received exchangeable shares of Quanta Services EC Canada Ltd. (EC Canada), one of Quanta’s wholly owned Canadian subsidiaries that was subsequently amalgamated with Valard Construction Ltd. The exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request.

(ii)	In connection with the acquisition of Valard on October 25, 2010, Quanta issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares of EC Canada discussed above. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2010

The following table contains information about our purchases of equity securities during the three months ended December 31, 2010.

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	That May Yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

November 1, 2010 — November 30, 2010	20,477(i )	$17.87	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2007 Stock Incentive Plan.

Dividends

We have not declared any cash dividends on our common stock during the years ended December 31, 2010 or 2009. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in “Debt Instruments — Credit Facility” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

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

The following graph compares, for the period from December 31, 2005 to December 31, 2010, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index) and two peer groups selected by our management that include public companies within our industry. The companies in each peer group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. The peer group used in prior years (the 2009 Peer Group) includes Chicago Bridge & Iron Company N.V., Dycom Industries, Inc., MasTec, Inc., MYR Group Inc., Pike Electric Corporation, and The Shaw Group, Inc. The current peer group (the 2010 Peer Group) includes Chicago Bridge & Iron Company N.V., Comfort Systems USA Inc., Dycom Industries, Inc., EMCOR Group Inc., Flour Corporation, Jacobs Engineering Group Inc., MasTec, Inc., MYR Group Inc., Pike Electric Corporation, The Shaw Group, Inc., URS Corp. and Wilbros Group Inc. The shift to the 2010 Peer Group was based on our decision to focus the comparison on companies that are similar to us in market capitalization and lines of business and for consistency with other comparisons, as management and the Board utilize the 2010 Peer Group when evaluating various aspects of our business.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500 Index, and each of the peer groups, on December 31, 2005 and tracks their relative performance through December 31, 2010. MYR Group Inc. completed its initial public offering on August 12, 2008, and accordingly, the performance graph below assumes $100 was invested in MYR Group Inc. in 2008. The graph also assumes that the returns of each company in the peer groups are weighted based on the market capitalization of each constituent company at the beginning of the measurement period. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Quanta Services, Inc., the S&P 500 Index,
2009 Peer Group and 2010 Peer Group

	12/05	12/06	12/07	12/08	12/09	12/10
Quanta Services, Inc.	$100.00	149.35	199.24	150.34	158.24	151.25
S&P 500	$100.00	115.80	122.16	76.96	97.33	111.99
2009 Peer Group	$100.00	108.84	189.57	60.31	84.72	113.44
2010 Peer Group	$100.00	114.56	201.19	104.40	111.44	140.74

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the financial statements of Quanta. See Note 4 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for information regarding certain acquisitions and the related impact on our results of operations as these acquisitions may affect the comparability of such results. The historical selected financial data should be read in conjunction with the historical Consolidated Financial Statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2010		2009		2008	2007	2006
	(In thousands, except per share information)

Consolidated Statements of Operations Data:
Revenues	$3,931,218		$3,318,126		$3,780,213	$2,656,036	$2,109,632
Cost of services (including depreciation)	3,296,795		2,724,638		3,145,347	2,227,289	1,796,916

Gross profit	634,423		593,488		634,866	428,747	312,716
Selling, general and administrative expenses	339,672		312,414		309,399	240,508	181,478
Amortization of intangible assets	38,568		38,952		36,300	18,759	363
Goodwill impairment	—		—		—	—	56,812	(c)

Operating income	256,183		242,122		289,167	169,480	74,063
Interest expense	(4,913)		(11,269)		(32,002)	(39,328)	(26,822)
Interest income	1,417		2,456		9,765	19,977	13,924
Gain (loss) on early extinguishment of debt, net	(7,107	)(a)	—		(2)	(34)	1,598	(d)
Other income (expense), net	675		421		342	(546)	425

Income from continuing operations before income taxes	246,255		233,730		267,270	149,549	63,188
Provision for income taxes	90,698	(b)	70,195	(b)	109,705	27,684 (b)	46,955	(e)

Income from continuing operations	155,557		163,535		157,565	121,865	16,233
Discontinued operation:
Income from discontinued operation	—		—		—	2,837 (f)	1,250	(f)

Net income	155,557		163,535		157,565	124,702	17,483
Less: Net income attributable to noncontrolling interest	2,381		1,373		—	—	—

Net income attributable to common stock	$153,176		$162,162		$157,565	$124,702	$17,483

Basic earnings per share attributable to common stock from continuing operations(f)	$0.73		$0.81		$0.89	$0.89	$0.14

Diluted earnings per share attributable to common stock from continuing operations(f)	$0.72		$0.81		$0.87	$0.86	$0.14

(a)	In the second quarter of 2010, we recorded a $7.1 million loss on early extinguishment of debt as a result of the redemption of all of our outstanding 3.75% convertible subordinated notes due 2026 (3.75% Notes). This loss includes a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the notes.

(b)	The effective tax rates in 2010, 2009 and 2007 were impacted by the recording of $10.5 million, $23.7 million and $34.4 million of tax benefits in each respective year primarily due to decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations.

(c)	As part of our 2006 annual test for goodwill impairment, goodwill of $56.8 million was written off as non-cash operating expense associated with a decrease in the expected future demand for the services of one of our businesses, which historically served the cable television industry.

(d)	In the second quarter of 2006, we recorded a $1.6 million gain on early extinguishment of debt comprised of the gain from repurchasing a portion of our 4.0% convertible subordinated notes, partially offset by costs associated with the related tender offer for such notes.

(e)	The higher tax rate in 2006 results primarily from the goodwill impairment charge recorded during 2006, the majority of which is not deductible for tax purposes.

(f)	On August 31, 2007, we sold the operating assets of Environmental Professional Associates, Limited, a Quanta subsidiary. The historical results of operations associated with this business have been presented as a discontinued operation in Quanta’s statements of operations, and as a result have been excluded from the information presented above.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Working capital	$1,095,969	$1,087,104	$933,609	$562,134	$656,173
Goodwill	1,561,155	1,449,558	1,363,100	1,355,098	330,495
Total assets	4,341,212	4,116,954	3,558,159	3,390,806	1,639,157
Convertible subordinated notes, net of current maturities	—	126,608	122,275	118,266	413,750
Total stockholders’ equity	3,365,555	3,109,183	2,682,374	2,218,727	740,242

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below and in Item 1A. “Risk Factors.”

Introduction

We are a leading national provider of specialty contracting services, offering infrastructure solutions to the electric power, natural gas and oil pipeline and telecommunications industries. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, natural gas and oil transmission and distribution systems and telecommunications networks used for video, data and voice transmission. We also design, procure, construct and maintain fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the year ended December 31, 2010 were approximately $3.9 billion, of which 52% was attributable to the Electric Power Infrastructure Services segment, 36% to the Natural Gas and Pipeline Infrastructure Services segment, 9% to the Telecommunications Infrastructure Services segment and 3% to the Fiber Optic Licensing segment.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunication customers. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation and general and administrative costs, are made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible costs are not allocated.

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

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

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with licensing terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. The Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Recent Acquisitions

On October 25, 2010, we acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. This acquisition allows us to further expand our electric power infrastructure capabilities and scope of services in Canada. Because of the type of work performed by Valard, its financial results will generally be included in the Electric Power Infrastructure Services segment. The results of Valard have been included in our consolidated financial statements beginning on October 25, 2010.

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules as well as holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays on projects. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations quarter-to-quarter and their effect on particular projects.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States and Canada. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

We and our customers continue to operate in a challenging business environment, with increasing regulatory requirements and only gradual recovery in the economy and capital markets from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced spending in the past two years, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Seasonal and Geographical.  As discussed above, seasonal patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. Additionally, project schedules, including when projects begin and when they are completed, may impact margins. The mix of business conducted in different parts of the country will also affect margins, as some parts of the country offer the opportunity for higher gross margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting or in a mountainous area or in open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

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

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Margins for installation work may vary from project to project, and may be higher than maintenance work, as work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We typically derive approximately 30% of our annual revenues from maintenance work, but a higher portion of installation work in any given period may affect our gross margins for that period.

Subcontract Work.  Work that is subcontracted to other service providers generally yields lower margins. An increase in subcontract work in a given period may contribute to a decrease in margins. We typically subcontract approximately 15% to 20% of our work to other service providers.

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

Insurance.  Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Our deductibles were generally lower in periods prior to August 1, 2008.

Performance Risk.  Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity of a crew can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way or the impacts of inclement weather. These types of factors are not practicable to quantify through accounting data, but each may have a direct impact on the gross margin of a specific project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees, bad debt expense, acquisition costs, gains and losses on the sale of property and equipment, letter of credit fees and maintenance, training and conversion costs related to the implementation of information technology systems.

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

Consolidated Results

	Year Ended December 31,
	2010		2009		2008

Revenues	$3,931,218	100.0%	$3,318,126	100.0%	$3,780,213	100.0%
Cost of services (including depreciation)	3,296,795	83.9	2,724,638	82.1	3,145,347	83.2

Gross profit	634,423	16.1	593,488	17.9	634,866	16.8
Selling, general and administrative expenses	339,672	8.6	312,414	9.4	309,399	8.2
Amortization of intangible assets	38,568	1.0	38,952	1.2	36,300	1.0

Operating income	256,183	6.5	242,122	7.3	289,167	7.6
Interest expense	(4,913)	(0.1)	(11,269)	(0.3)	(32,002)	(0.8)
Interest income	1,417	—	2,456	—	9,765	0.3
Loss on early extinguishment of debt, net	(7,107)	(0.2)	—	—	(2)	—
Other income (expense), net	675	—	421	—	342	—

Income before income taxes	246,255	6.2	233,730	7.0	267,270	7.1
Provision for income taxes	90,698	2.3	70,195	2.1	109,705	2.9

Net income	155,557	3.9	163,535	4.9	157,565	4.2
Less: Net income attributable to noncontrolling interests	2,381	—	1,373	—	—	—

Net income attributable to common stock	$153,176	3.9%	$162,162	4.9%	$157,565	4.2%

2010 compared to 2009

Revenues.  Revenues increased $613.1 million, or 18.5%, to $3.93 billion for the year ended December 31, 2010. Revenues from natural gas and pipeline infrastructure services increased $618.6 million, or 78.8%, to $1.40 billion and fiber optic licensing revenues increased $19.5 million, or 22.4%, to $106.8 million for the year ended December 31, 2010. Revenues from natural gas and pipeline infrastructure services increased primarily as a result of revenue contributions from Price Gregory, which was acquired on October 1, 2009. Revenues from fiber optic licensing increased primarily as a result of continued network expansion and the associated revenues from licensing the right to use point to point fiber optic telecommunications facilities. These increases were partially offset by lower revenues from electric power infrastructure services, which decreased $19.6 million, or 0.9%, to

$2.05 billion, primarily due to the timing of major transmission projects and decreases in spending by our customers.

Gross profit.  Gross profit increased $40.9 million, or 6.9%, to $634.4 million for the year ended December 31, 2010. The increase in gross profit was predominantly due to the contribution of gas transmission service revenues during 2010, primarily as the result of the acquisition of Price Gregory. As a percentage of revenues, gross margin decreased to 16.1% for the year ended December 31, 2010 from 17.9% for the year ended December 31, 2009, primarily as a result of decreases in gross margins in electric power, natural gas and pipeline and telecommunications infrastructure services. The decrease in electric power margins is primarily the result of lower overall levels of profit being contributed from higher margin electric transmission services as a result of the timing of major projects discussed above. Although overall levels of gas transmission service revenues and gross profit increased in 2010 as compared to 2009, gross margins earned for 2010 were negatively impacted by unanticipated delays and difficult weather conditions, which led to higher costs on certain large gas transmission jobs. Partially offsetting these decreases was an increase in gross margin in fiber optic licensing services.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $27.3 million, or 8.7%, to $339.7 million for the year ended December 31, 2010. Selling, general and administrative expenses increased approximately $20.3 million as a result of the addition of administrative expenses associated with the Price Gregory acquisition and, to a lesser extent, the Valard acquisition. In addition, acquisition and integration costs of $10.6 million were incurred in 2010 compared to $2.8 million in 2009. The costs for the ongoing implementation of technology solutions also increased $1.5 million in 2010 as compared to 2009. Partially offsetting these increases was a decrease in net losses on sales of equipment, which were $4.7 million during 2010, as compared to $8.0 million in 2009. Included in the $8.0 million in net losses in 2009 was an impairment charge of $4.5 million for assets held for sale at December 31, 2009 related to natural gas segment equipment that was deemed to be duplicative as a result of the Price Gregory acquisition. As a percentage of revenues, selling, general and administrative expenses decreased to 8.6% from 9.4% primarily due to a better ability to cover fixed costs as a result of higher revenues earned in 2010.

Amortization of intangible assets.  Amortization of intangible assets decreased $0.4 million to $38.6 million for the year ended December 31, 2010. This decrease is primarily due to reduced amortization expense from previously acquired intangible assets as balances became fully amortized, offset by increased amortization of intangible assets related to the acquisitions of Valard on October 25, 2010 and Price Gregory on October 1, 2009.

Interest expense.  Interest expense for the year ended December 31, 2010 decreased $6.4 million as compared to the year ended December 31, 2009, primarily due to the redemption of all of our 3.75% convertible subordinated notes due 2026 (3.75% Notes) on May 14, 2010.

Interest income.  Interest income was $1.4 million for the year ended December 31, 2010, compared to $2.5 million for the year ended December 31, 2009. The decrease results primarily from substantially lower interest rates earned for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt was $7.1 million for the year ended December 31, 2010. The loss on early extinguishment of debt is a result of the redemption of all of the outstanding 3.75% Notes on May 14, 2010. This loss includes a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value on the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

Provision for income taxes.  The provision for income taxes was $90.7 million for the year ended December 31, 2010, with an effective tax rate of 36.8%. The provision for income taxes was $70.2 million for the year ended December 31, 2009, with an effective tax rate of 30.0%. The effective tax rates for 2010 and 2009 were impacted by the recording of tax benefits in the amount of $10.5 million in 2010 and $23.7 million in 2009 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations.

2009 compared to 2008

Revenues.  Revenues decreased $462.1 million, or 12.2%, to $3.32 billion for the year ended December 31, 2009. Electric power infrastructure services revenues decreased $233.7 million, or 10.2%, to $2.07 billion, telecommunications infrastructure services revenues decreased $158.4 million, or 29.5%, to $378.4 million and natural gas and pipeline infrastructure services revenues decreased $94.9 million, or 10.8%, to $784.7 million for the year ended December 31, 2009. Overall, revenues were negatively impacted by decreases in the number and size of projects as a result of reduced capital spending by our customers. Additionally, revenues from electric power infrastructure services were also impacted by a decrease of approximately $126.5 million in revenues from emergency restoration services, from approximately $206.3 million for the year ended December 31, 2008 to approximately $79.8 million for the year ended December 31, 2009, due to work performed following hurricanes Fay, Gustav and Ike during the third and fourth quarters of 2008 in the Gulf Coast region of the United States. These decreases were partially offset by approximately $245.1 million in natural gas and pipeline services revenues contributed by Price Gregory for the period from October 1, 2009 to December 31, 2009. Additionally, revenues from fiber optic licensing increased $24.9 million, or 40.0%, to $87.3 million for the year ended December 31, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Gross profit.  Gross profit decreased $41.4 million, or 6.5%, to $593.5 million for the year ended December 31, 2009. The decrease in gross profit resulted primarily from the effect of the decreased revenues discussed above. As a percentage of revenues, gross margin increased to 17.9% for the year ended December 31, 2009 from 16.8% for the year ended December 31, 2008, primarily as a result of increased revenues from our higher margin electric transmission services combined with improved margins in telecommunications infrastructure services. Gross margins in 2009 were favorably impacted by increased fiber optic licensing revenues, which typically generate higher gross margins than our other services. In addition, gross margins for our telecommunications infrastructure services were negatively affected in 2008 by losses on a project ongoing during the year, which resulted from substantial delays and productivity issues on the project.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.0 million, or 1.0%, to $312.4 million for the year ended December 31, 2009. Selling, general and administrative expenses increased by $7.5 million for the period October 1, 2009 through December 31, 2009 as a result of the Price Gregory acquisition. In addition, acquisition and ongoing integration costs of $2.8 million were incurred in 2009, primarily in connection with the Price Gregory acquisition. Also contributing to the increase were $8.0 million in net losses on sales of equipment during 2009, as compared to losses of $2.5 million in 2008. Included in the $8.0 million in net losses in 2009 was an impairment charge of $4.5 million for assets held for sale at December 31, 2009 related to natural gas segment equipment that was deemed to be duplicative as a result of the Price Gregory acquisition. These increases were partially offset by a decrease in performance bonuses of approximately $11.8 million. As a percentage of revenues, selling, general and administrative expenses increased to 9.4% from 8.2% primarily due to less ability to cover fixed costs as a result of lower revenues earned in 2009 than in 2008.

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

Provision for income taxes.  The provision for income taxes was $70.2 million for the year ended December 31, 2009, with an effective tax rate of 30.0%. The provision for income taxes was $109.7 million for the year ended December 31, 2008, with an effective tax rate of 41.0%. The lower effective tax rate for 2009 results primarily from $23.7 million of tax benefits recorded in 2009 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations.

Segment Results

The following table sets forth revenues and operating income (loss) by segment for the years indicated (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008

Revenues from external customers:
Electric Power	$2,048,247	52.1%	$2,067,845	62.3%	$2,301,566	60.9%
Natural Gas and Pipeline	1,403,250	35.7	784,657	23.7	879,541	23.3
Telecommunications	372,934	9.5	378,363	11.4	536,778	14.2
Fiber Optic Licensing	106,787	2.7	87,261	2.6	62,328	1.6

Consolidated revenues from external customers	$3,931,218	100.0%	$3,318,126	100.0%	$3,780,213	100.0%

Operating income:
Electric Power	$209,908	10.2%	$226,109	10.9%	$247,671	10.8%
Natural Gas and Pipeline	119,193	8.5	62,663	8.0	76,169	8.7
Telecommunications	14,864	4.0	25,346	6.7	41,917	7.8
Fiber Optic Licensing	52,698	49.3	44,143	50.6	32,773	52.6
Corporate and non-allocated costs	(140,480)	N/A	(116,139)	N/A	(109,363)	N/A

Consolidated operating income	$256,183	6.5%	$242,122	7.3%	$289,167	7.6%

2010 compared to 2009

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $19.6 million, or 0.9%, to $2.05 billion for the year ended December 31, 2010. Revenues were negatively impacted primarily by a reduction in electric power transmission services related to the timing of major transmission projects. Partially offsetting this decrease was an increase in revenues from other electric power infrastructure services, as well as approximately $25.7 million in revenues contributed from Valard, which was acquired on October 25, 2010. Additionally, revenues were positively impacted by an increase of approximately $16.7 million in revenues from emergency restoration services, to approximately $96.5 million in 2010 from approximately $79.8 million in 2009. This increase is primarily due to the increased work associated with ice storms in the United States during the first quarter of 2010.

Operating income decreased $16.2 million, or 7.2%, to $209.9 million for the year ended December 31, 2010, as compared to $226.1 million for the year ended December 31, 2009, while operating income as a percentage of revenues decreased to 10.2% for the year ended December 31, 2010 from 10.9% for the year ended December 31, 2009. These decreases are primarily the result of lower levels of profit being contributed from higher margin electric transmission services due to the timing of major transmission projects discussed above, coupled with a more competitive pricing environment for smaller scale transmission projects and distribution services. In addition, margins were lower on emergency restoration services performed in 2010 as compared to 2009.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $618.6 million, or 78.8%, to $1.40 billion for the year ended December 31, 2010. This increase is due to the incremental contribution of natural gas transmission service revenues primarily from the operations of Price Gregory, which was acquired on October 1, 2009.

Operating income increased $56.5 million, or 90.2%, to $119.2 million for the year ended December 31, 2010. Operating income as a percentage of revenues increased to 8.5% for the year ended December 31, 2010 from 8.0% for the year ended December 31, 2009. The increases in operating income and operating margin are primarily due to the increased revenue contributions resulting from the acquisition of Price Gregory, which led to a change in the mix of services to a greater volume of higher margin gas transmission services in 2010 as compared to 2009, as well as the impact of higher overall revenues on this segment’s ability to cover fixed costs.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $5.4 million, or 1.4%, to $372.9 million for the year ended December 31, 2010, primarily due to lower revenues from fiber build-out initiatives as a result of continued reduced capital spending by our customers during 2010 as compared to 2009. This decrease in revenues was partially offset by an increase in the volume of work associated with long-haul fiber installation during the year ended December 31, 2010 as compared to the 2009 period.

Operating income decreased $10.5 million, or 41.4%, to $14.9 million for the year ended December 31, 2010, as compared to operating income of $25.3 million for the year ended December 31, 2009. Operating income as a percentage of revenues decreased from 6.7% for the year ended December 31, 2009 to 4.0% for the year ended December 31, 2010. These decreases are primarily due to the impact of losses incurred during the first quarter of 2010 as a result of weather related slowdowns impacting this segment’s productivity, coupled with lower overall margins on work performed in 2010 as compared to 2009 due to a change in the mix of the types of services performed during 2010 as a result of continued reduced capital spending by our customers.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $19.5 million, or 22.4%, to $106.8 million for the year ended December 31, 2010. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $8.6 million, or 19.4%, to $52.7 million for the year ended December 31, 2010, primarily as a result of the increased revenues discussed above. Operating income as a percentage of revenues for the year ended December 31, 2010 remained relatively constant.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2010 increased $24.3 million to $140.5 million. The increase is primarily due to an increase in salaries and benefits costs of approximately $11.1 million from increased non-cash stock compensation as well as higher personnel and incentive compensation expenses associated with current levels of operating activity. In addition, acquisition and ongoing integration costs of $10.6 million were incurred in 2010 compared to $2.8 million in 2009. Also, the costs for the ongoing implementation of technology solutions increased $1.5 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

2009 compared to 2008

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $233.7 million, or 10.2%, to $2.07 billion for the year ended December 31, 2009. Revenues were negatively impacted by a decrease of approximately $126.5 million in revenues from emergency restoration services, to approximately $79.8 million for 2009 from approximately $206.3 million in 2008. This decrease resulted from work following hurricanes in the Gulf Coast region of the United States during 2008 which was only partially offset by emergency restoration services related to ice storms in the first quarter of 2009. Emergency restoration services associated with these hurricanes continued into the first quarter of 2009; however, no major hurricanes impacted the United States during 2009. Revenues were also negatively impacted by a decrease in electric power distribution services and other electric power infrastructure services primarily from reduced service work and capital spending by our customers, which was partially offset by increased revenues from electric transmission services related to an increased number of larger projects being performed in 2009.

Operating income decreased $21.6 million, or 8.7%, for the year ended December 31, 2009, as a result of the reduced revenues discussed above. Operating income as a percentage of revenues increased slightly to 10.9% for the year ended December 31, 2009 from 10.8% for the year ended December 31, 2008. Although there was a substantial decrease in emergency restoration services in 2009, which typically generate higher margins, the increased contribution in 2009 from higher margin electric transmission services as well as generally higher margins for other services in this segment offset this decrease. In addition, general and administrative expenses decreased approximately $6.2 million primarily due to decreased salaries and benefits expense associated with lower performance bonuses.

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

Operating income decreased $13.5 million, or 17.7%, to $62.7 million for the year ended December 31, 2009, as a result of the decreased revenues discussed above. Operating income as a percentage of revenues decreased to 8.0% for the year ended December 31, 2009 from 8.7% for the year ended December 31, 2008. The decrease in operating margins is primarily due to the lower overall revenues and the related impact on this segment’s ability to cover fixed costs, coupled with losses of $4.5 million on natural gas segment assets held for sale that were deemed to be duplicative assets as a result of the acquisition and integration of Price Gregory. These decreases were partially offset by the contribution of Price Gregory’s higher margin transmission pipeline work.

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

Operating income decreased $16.6 million, or 39.5%, to $25.3 million for the year ended December 31, 2009, as a result of the decreased revenues discussed above. Operating income as a percentage of revenues decreased to 6.7% for the year ended December 31, 2009 from 7.8% for the year ended December 31, 2008. This decrease is a result of the lower overall revenues and the related impact on this segment’s ability to cover fixed costs during 2009.

Fiber Optic Licensing Segment Results

Revenues for this segment increased from $62.3 million, or 40.0%, to $87.3 million for the year ended December 31, 2009. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $11.4 million, or 34.7%, to $44.1 million for the year ended December 31, 2009 as a result of the increased revenues discussed above. Operating income as a percentage of revenues decreased to 50.6% from 52.6% primarily as a result of the timing of various system maintenance costs.

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

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $539.2 million as of December 31, 2010, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, debt service requirements and planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. We also evaluate opportunities for strategic acquisitions from time to time that may require cash. In addition, we evaluate opportunities to make investments in customer-sponsored projects where we anticipate performing services such as project management, engineering, procurement or construction services, and we believe such investments enhance our ability to secure such services. These investment opportunities exist in the markets and industries we serve and may take the form of debt or equity investments, which may require cash.

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at December 31, 2010. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be between $180 million to $210 million for 2011. Approximately $30 million to $35 million of the expected 2011 capital expenditures are targeted for the expansion of our fiber optic networks.

Sources and Uses of Cash

As of December 31, 2010, we had cash and cash equivalents of $539.2 million, working capital of $1.10 billion and a nominal amount of long-term obligations. We also had $177.0 million of letters of credit outstanding under our credit facility, leaving $298.0 million available for revolving loans or issuing new letters of credit.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs, in particular on larger projects, due to the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in certain regions of the country. Conversely, working capital assets are typically converted to cash during the winter months.

Operating activities provided net cash to us of $240.3 million during 2010 as compared to $376.9 million during 2009 and $242.5 million during 2008. The operating cash flows in 2009 were higher than in 2010 and 2008 primarily due to the collection of large accounts receivable and retainage balances in 2009 that were outstanding at the end of 2008. Additionally, operating cash flows in 2010 were negatively impacted as a result of an increase in working capital levels at December 31, 2010 as compared to 2009 primarily due to the timing of production and billing milestones on certain large gas transmission projects.

Investing Activities

During 2010, we used net cash in investing activities of $254.3 million as compared to $119.7 million and $219.3 million used in investing activities in 2009 and 2008. Investing activities in 2010 included $130.3 million of net cash used in connection with our acquisition of Valard and $149.7 million used for capital expenditures, partially offset by $25.7 million of proceeds from the sale of equipment. Investing activities in 2009 included $36.2 million of net cash acquired primarily as a result of our acquisition of Price Gregory. During 2009 and 2008, we used $165.0 million and $185.6 million for capital expenditures, partially offset by $9.1 million and $15.4 million of proceeds from the sale of equipment. Investing activities during 2008 also include $34.5 million in net cash outlays for three acquisitions and $14.6 million paid to secure patents and developed technology.

Financing Activities

In 2010, we used net cash in financing activities of $145.7 million as compared to $1.5 million provided by financing activities in 2009 and $8.2 million provided by financing activities in 2008. Financing activities in 2010 included $143.8 million in payments for the redemption of the aggregate principal amount of our 3.75% Notes, described in Note 8 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”, as well as $2.3 million in net repayments of other borrowings during the year ended December 31, 2010. Additionally, we made a $2.4 million cash payment to a noncontrolling interest as a distribution of profits. These outflows were partially offset by $2.2 million in tax impacts from stock-based equity awards and $0.5 million received from the exercise of stock options. Net cash provided by financing activities in 2009 resulted primarily from $2.0 million in net proceeds from borrowings, coupled with cash inflows of $1.0 million from the exercise of stock options. These inflows were partially offset by a $1.5 million tax impact from the vesting of stock-based equity awards. Net cash provided by financing activities in 2008 resulted primarily from $6.0 million received from the exercise of stock options.

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

As of December 31, 2010, we had approximately $177.0 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $298.0 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of December 31, 2010, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of the capital stock of certain of our subsidiaries and substantially all of our assets. Our U.S. subsidiaries also guarantee the repayment of all amounts due under the credit facility.

3.75% Convertible Subordinated Notes

As of December 31, 2010, none of our 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, surety guarantees, multi-employer pension plan liabilities and obligations relating to certain joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In each joint venture arrangement, each joint venturer has indemnified the other party for any liabilities incurred in excess of the liabilities for which such other party is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2010, the maximum guaranteed residual value was approximately $116.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2010, we had $177.0 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, we have assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2010, the total amount of outstanding performance bonds was approximately $1.10 billion, and the estimated cost to complete these bonded projects was approximately $521.4 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses.

Contractual Obligations

As of December 31, 2010, our future contractual obligations are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Long-term obligations — principal	$1,327	$1,327	$—	$—	$—	$—	$—
Operating lease obligations	140,834	44,156	29,720	22,135	12,397	8,176	24,250
Committed capital expenditures for fiber optic networks under contracts with customers	15,311	15,061	250	—	—	—	—

Total	$157,472	$60,544	$29,970	$22,135	$12,397	$8,176	$24,250

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of December 31, 2010, the total unrecognized tax benefits related to uncertain tax positions was $50.6 million. We estimate that none of this will be paid within the next twelve months. However, we believe that it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $8.8 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

The above table does not reflect estimated contractual obligations under the multi-employer pension plans in which our union employees participate. Certain of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on our union employee payrolls, which cannot be determined for future periods because the location and number of union employees that we have employed at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Additionally, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of our operating units have any current plans to withdraw from these plans, and accordingly, no withdrawal liabilities are reflected in the above table. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. A number of multi-employer plans to which Quanta operating units contribute or may contribute in the future are in “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated and is not included in the above table, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of

$3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Our deductibles were generally lower in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2010 and 2009, the gross amount accrued for insurance claims totaled $216.8 million and $184.7 million, with $164.3 million and $130.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2010 and 2009 were $66.3 million and $33.7 million, of which $9.4 million and $13.4 million are included in prepaid expenses and other current assets and $56.9 million and $20.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, our overall risk exposure would increase which could negatively affect our results of operations, financial condition and cash flows.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed over the past two years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. One customer accounted for approximately 11% of consolidated revenues during the year ended December 31, 2010 and approximately 12% of billed and accrued receivables at December 31, 2010. Business with this customer is included in the Natural Gas and Pipeline Infrastructure Services segment. No other customer represented 10% or more of revenues during the years ended December 31, 2010, 2009 or 2008 or of accounts receivable as of December 31, 2010 or 2009.

Litigation

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information regarding litigation and claims.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies and payables to prior owners who are now employees.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2010, 2009 and 2008, inflation did not have a significant effect on our results.

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

During the quarter ended December 31, 2010, we adopted a new standard to improve disclosures related to finance receivables (defined as a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the creditor’s balance sheet) and allowances for credit losses. The impact from the adoption of this new standard was not material.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The update requires the pro forma information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period pro forma financial information. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the update in the fourth quarter of 2010. The impact from this update was not material.

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

Revenue Recognition

Infrastructure Services — Through our Electric Power Infrastructure Services, Natural Gas and Pipeline Infrastructure Services and Telecommunications Infrastructure Services segments, we design, install and maintain networks for the electric power, natural gas, oil, and telecommunications industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue as units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with our work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2010, we had approximately $83.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2010 and 2009, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $44.4 million and $35.9 million and are recognized as deferred revenue, with $34.7 million and $25.4 million considered to be long-term and included in other non-current liabilities. Actual revenues may differ from those estimates if the contracts are not renewed as expected.

Self-Insurance.  We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Our deductibles were generally lower in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2010 and 2009, the gross amount accrued for insurance claims totaled $216.8 million and $184.7 million, with $164.3 million and $130.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2010 and 2009 were $66.3 million and $33.7 million, of which $9.4 million and $13.4 million are included in prepaid expenses and other current assets and $56.9 million and $20.3 million are included in other assets, net.

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

Valuation of Goodwill.  We have recorded goodwill in connection with our acquisitions. Goodwill is subject to an annual assessment for impairment using a two-step fair value-based test, which we perform at the operating unit level. Each of our operating units is organized into one of three internal divisions, which are closely aligned with our reportable segments, based on the predominant type of work performed by the operating unit at the point in time the divisional designation is made. Because separate measures of assets and cash flows are not produced or utilized by management to evaluate segment performance, our impairment assessments of our goodwill do not include any consideration of assets and cash flows by reportable segment. As a result, we have determined that our individual operating units represent our reporting units for the purpose of assessing goodwill impairments.

Our goodwill impairment assessment is performed annually at year-end, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. For instance, a decrease in our market capitalization below book value, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of goodwill associated with one or all of our reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2010, 2009 and 2008:

	Operating Units
	Providing
	Predominantly			Operating Units
	Electric Power and			Providing
	Natural Gas			Predominantly
	and Pipeline			Telecommunications			Operating Unit Providing
	Services			Services			Fiber Optic Licensing
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Years of cash flows before terminal value	5	5	5	5	5	5	15	15	15
Discount rates	15%	15%	14% to 15%	14% to 15%	14% to 15%	15% to 17%	14%	14%	15%
EBITDA multiples	4.5 to 8.0	5.0 to 7.5	6.0 to 8.0	4.5 to 5.5	3.5 to 5.5	5.0 to 6.0	9.5	9.5	10.0
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	15%	15%	15%	5%	5%	5%

For recently acquired reporting units, a step one impairment test may not indicate an implied fair value that is substantially different from the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2010, a goodwill impairment analysis was performed for each of our operating units, which indicated that the implied fair value of each of our operating units was substantially in excess of carrying value. As discussed generally above, when evaluating the 2010 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which our reporting units were operating. Circumstances such as continued market declines, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

During 2010, 2009 and 2008, a goodwill analysis was performed for each operating unit with estimates and industry comparables obtained from the electric power, natural gas and pipeline, telecommunications and fiber optic licensing industries. The 15-year discounted cash flow model used for fiber optic licensing was based on the long-term nature of the underlying fiber network licensing agreements.

We assigned a higher weighting to the discounted cash flow approach during each year to reflect increased expectations of market value being determined from a “held and used” model. At December 31, 2009, we decreased EBITDA multiples at operating units from 2008 to reflect potential declines in market conditions as a result of the continued effect of the economic recession which began in late 2008. At December 31, 2010, certain EBITDA multiples were increased slightly from 2009 to reflect more favorable market conditions as the effects of the economic recession have lessened. In general, our selected EBITDA multiples used at December 31, 2010 are consistent with those used at December 31, 2009.

As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2010 assessment, projected growth rates by reporting unit varied widely with ranges from 0% to 36% for operating units in the electric power and the natural gas and pipeline divisions, 0% to 57% for operating units in telecommunications and 0% to 34% for the operating unit in fiber optic licensing.

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

Based on the first step of the goodwill impairment analysis, we determined that, as of December 31, 2010, the fair value of each reporting unit was in excess of its carrying value. We considered the sensitivity of these fair value estimates to changes in certain of management’s assumptions, and after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of our assessment would not have changed. Additionally, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2010 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Our market capitalization at December 31, 2010 was approximately $4.28 billion, and our total equity was approximately $3.37 billion. Accordingly, we determined that there was no goodwill impairment at December 31, 2010. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

We and our customers continue to operate in a challenging business environment, with increasing regulatory requirements and only gradual recovery in the economy and capital markets from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced spending in the past two years, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. We continue to evaluate the impact of the economic environment on our reporting units and the valuation of recorded goodwill. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

Our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” in Item 1A, the profitability of our individual reporting units may suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to Quanta as a whole and might adversely affect such fair value of individual reporting units. If material adverse conditions occur that impact our reporting units, our future estimates of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

Valuation of Other Intangibles.  Our intangible assets include customer relationships, backlog, trade names, non-compete agreements and patented rights and developed technology. The value of customer relationships is estimated using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required rates of return. We value backlog based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Valuation of Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Such expense would be reflected in income (loss) from operations in the consolidated statements of operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Current and Non-Current Accounts and Notes Receivable and Provision for Doubtful Accounts.  We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in our customers’ business or cash flows, which may be further impacted by unfavorable economic and market conditions, could affect our ability to collect amounts due from them. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided.

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

We record reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that could materially affect amounts recognized in our future consolidated balance sheets and statements of operations.

Outlook

We and our customers continue to operate in a difficult business environment, with only gradual improvements in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory requirements as they implement projects to enhance the overall state of their infrastructure, which has resulted in reductions or delays in spending in 2010. These economic and regulatory factors negatively affected our results in 2010. We believe, however, that economic conditions will continue to improve and market constraints will lessen, resulting in increased activity and spending in the industries we serve in 2011 and beyond, although the regulatory obstacles our customers must overcome create continuing uncertainty as to the timing of spending. We continue to be optimistic, however, about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage the challenges and uncertainties created by the adverse economic and market conditions.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades to meet future demands for power. Over the past several years, many utilities across the country have begun to implement plans to improve their transmission systems. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. Indications are that the long-awaited transmission build-out programs by our customers has begun. In the second half of 2010 and in early 2011, several large-scale transmission projects were awarded, which is indicative that transmission spending is beginning to increase. Regulatory processes remain a hurdle for some proposed transmission projects, continuing to cause delays and create uncertainty as to timing on some transmission spending. We anticipate, however, these hurdles to be overcome and transmission spending to accelerate over the next few years.

We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Development and installation of smart grid technologies have benefited from stimulus funding and the desire by consumers for more efficient energy use. With respect to our electric power distribution services, we have seen a slowdown in spending by our customers over the past two years on their distribution systems, which we believe is due primarily to adverse economic and market conditions. Although we saw some increase in spending in the latter part of 2010, we expect distribution spending to remain at low levels into 2011. As an indirect result of the prolonged economic downturn, overall growth in demand for electricity decreased, which could also affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects. We believe, however, that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place, and to date, we have not seen the current economic conditions negatively impact our customers’ plans for spending on transmission expansion, with demand for electricity and the need for reliability expected to increase over the long-term. As a result of these and other factors, including the renewable energy initiatives discussed below, we anticipate a continued shift over the long-term in our electric power service mix to a greater proportion of high-voltage electric power transmission and substation projects. Many of these projects have a long-term horizon, and timing and scope can be affected by numerous factors, including regulatory permitting, siting and right-of-way issues, environmental approvals and economic and market conditions.

We believe that opportunities also exist as a result of renewable energy initiatives. We saw an increase in renewable energy spending in 2010, and we expect future spending on renewable energy initiatives to continue to increase, particularly in connection with solar power, in 2011 and beyond. State renewable portfolio standards, which set required or voluntary standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. Tax incentives and government stimulus funds are also expected to encourage development. We expect the construction of renewable energy facilities, including solar power and wind generation sources, to result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We also believe opportunities exist for us to provide engineering, project management, materials procurement and installation services for renewable projects, as reflected by recent awards to us of contracts for these services on various utility-scale solar facilities. However, the economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. The timing of investments in renewable energy projects and related infrastructure could also be affected by regulatory permitting processes and siting issues, as well as capital constraints if the financial markets deteriorate. Furthermore, to the extent that renewable energy projects are developed to satisfy mandatory state renewable portfolio standards, spending on such projects would likely decline if states were to lessen those standards.

We believe that certain provisions of the American Recovery and Reinvestment Act of 2009 (ARRA), enacted in February 2009, will also increase demand for our services in 2011 and beyond. The economic stimulus programs under the ARRA include incentives in the form of grants, loans, tax cuts and tax incentives for renewable energy, energy efficiency and electric power and telecommunications infrastructure. Additionally, loan guarantee programs partially funded through the ARRA and cash grant programs have been implemented for renewable energy and transmission reliability and efficiency projects. For example, in October 2009, approximately $3.4 billion in cash grants were awarded to foster the transition to a “smarter” electric grid. We anticipate investments in many of these initiatives to create opportunities for our operations, although many projects are waiting on regulatory approval. While we cannot predict with certainty the timing of the implementation of the programs under the ARRA, the funding of stimulus projects or the scope of projects once funding is received, we anticipate projects to have aggressive deployment schedules due to the deadlines under the stimulus plan, resulting in increased opportunities in the near term.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long-term, in particular in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission projects. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing further incentives to the industry to invest in and improve maintenance on its systems. Additionally, the proposed federal renewable portfolio standard could further advance the installation of renewable generation facilities and related electric transmission infrastructure. It is uncertain, however, if or when pending or proposed legislation or regulations will be effective or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation, and this uncertainty could affect our customers’ decisions regarding potential projects and the timing thereof.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor issues. The need to ensure available labor resources for larger projects is also driving strategic relationships with customers.

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long-term in our natural gas and pipeline operations, primarily in natural gas and oil pipeline installation and maintenance and related services such as gas gathering and pipeline integrity. We believe our position as a leading provider of transmission pipeline infrastructure services in North America will allow us to take advantage of these opportunities. However, the natural gas and oil industry is cyclical as a result of fluctuations in natural gas and oil prices, and spending in this industry has been negatively impacted in the past by lower natural gas and oil prices, a reduction in the development of resources, regulatory permitting processes and capital constraints. We believe that the cyclical nature of this business can be somewhat normalized by opportunities associated with an increase in the ongoing development of unconventional shale formations that produce natural gas and/or oil, as well as the development of Canadian oil sands, requiring the construction of transmission pipeline infrastructure to connect production with demand centers. Additionally, we believe the goals of clean energy and energy independence for the United States and Canada will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. The U.S. Department of Transportation has also implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity and rehabilitation services over the long-term. In the past, our natural gas operations have been challenged by lower margins overall, due in part to the impact to our natural gas distribution services from declines in new housing construction. As a result, we have primarily focused our efforts in this segment on transmission pipeline opportunities and other more profitable services, and we are optimistic about these operations in the future. The timing and scope of projects could be affected, however, by economic and market conditions as well as lower natural gas and oil prices and regulatory requirements, especially in the near-term. Our specific opportunities in the transmission pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry. Projects are often bid and awarded in the first part of the year, with construction activities compressed in the third and fourth quarters of the year. As a result, we often are limited in our ability to determine the outlook, including backlog, for this business until we near the close of the bidding cycle.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we expect increasing opportunities in the future as stimulus funding for broadband deployment to underserved areas progresses through the engineering phase into construction. Approximately $7.2 billion in funding has been awarded under the ARRA for numerous broadband deployment projects across the U.S. However, to receive funding for these projects, awardees are generally required to file environmental impact statements, the approval of which has delayed and may continue to delay projects. If funding is delayed, the demand for our telecommunications services will be affected. Although the timing of funding is uncertain, once funding is received, projects are expected to be rapidly deployed to meet stimulus deadlines that require completion of the project within three years, which for many projects will extend through 2013. As a result, we anticipate this deployment schedule will increase spending over the next three years. We also anticipate spending by our customers on fiber optic “backhaul” to provide links from wireless cell sites to broader voice, data and video networks. In connection with our wireless services, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. In particular, the transition to 4G and LTE (long term evolution) technology by wireless service providers will require the enhancement of their networks. We also believe opportunities remain over the long-term as a result of fiber build-out initiatives by wireline carriers and government organizations, although we do not expect spending for these initiatives to increase significantly over the levels experienced in the past two years. We anticipate that the opportunities in both wireline and wireless businesses will increase demand for our telecommunications services over the long-term, with the timing and amount of spending from these opportunities being dependent on future economic, market and regulatory conditions.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers and educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the adverse impact, if any, of economic conditions on these growth opportunities. To support the growth in this business, we anticipate the need for continued capital expenditures. This growth, however, has been affected in the education markets, which has in the past comprised a significant portion of this segment’s revenues. We believe this slow down is due to budgetary constraints that will continue to affect this segment’s customers in the near term. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels.

Conclusion

Spending by our customers declined in 2009 and remained slow throughout 2010; however, we are seeing growth opportunities beginning in 2011 in our electric transmission, gas transmission, telecommunications, renewables and fiber licensing operations despite negative effects from the economic recession and heightened regulatory requirements. We expect spending on electric distribution and gas distribution services, both of which have been more significantly affected by the economic conditions that have existed during the past two years, to remain slow in the near term. The weakness in the capital markets has also negatively affected some of our customers’ plans for projects, and it may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. However, we do not believe these factors are material or will significantly affect revenue growth in 2011 and beyond. We anticipate that utilities will increase spending on projects to upgrade and build out their transmission systems and outsource more of their work, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that we are one of the largest full-service solution providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video and data, telecommunications and cable service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are recognized as a key partner in deploying these services.

We also expect to continue to see our margins generally improve over the long-term, although reductions in spending by our customers and competitive pricing environments negatively impacted our margins during 2010 and could further affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, timing of projects and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve.

Capital expenditures for 2011 are expected to be between $180 million to $210 million, of which approximately $30 million to $35 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2011 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

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

We believe that we are adequately positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operations with broad geographic reach, financial capability and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long-term; however, we cannot predict the actual timing, magnitude or impact these opportunities and trends will have on our operating results and financial position.

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, other operating or financial results and capital expenditures;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of, and the scope, services, term and results of any related projects awarded under agreements for services to be provided by Quanta;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity;

•	The potential benefit from acquisitions;

•	Statements relating to the business plans or financial condition of our customers;

•	Quanta’s plans and strategies; and

•	The current economic conditions and trends in the industries we serve.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of existing or pending projects, including as a result of weather, regulatory processes, project performance issues or our customers’ capital constraints;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to effectively compete for new projects and obtain contract awards for projects bid;

•	Our ability to successfully negotiate, execute, perform and complete pending and existing contracts;

•	Our ability to generate internal growth;

•	Competition in our business

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential energy legislation to result in increased demand for our services;

•	Liabilities for claims that are not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims related to the services we perform;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of one or a few of our customers;

•	Our inability or failure to comply with the terms of our contracts;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims or customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects;

•	Budgetary or other constraints that may reduce or eliminate government funding of projects;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Our ability to successfully identify, complete, integrate and realize synergies from, acquisitions;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Our growth outpacing our infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Liabilities and/or harm to our reputation for actions or omissions by our joint venture partners;

•	Our dependence on suppliers, subcontractors or equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The impact of increased healthcare costs arising from healthcare reform legislation; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in this report on Form 10-K and as may be detailed from time to time in our other public filings with the SEC.

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

Credit Risk.  We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, as we grant credit under normal payment terms, generally with collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed over the past two years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

Interest Rate and Market Risk.  Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk.

Currency Risk.  In the third quarter of 2009, one of our Canadian operating units entered into three forward contracts with settlement dates in 2009 and 2010, to reduce foreign currency risk associated with anticipated customer sales that were denominated in South African rand. This same operating unit also entered into three additional forward contracts with the same settlement dates to reduce the foreign currency exposure associated with a series of forecasted intercompany payments denominated in U.S. dollars to be made over a twelve-month period. These contracts were accounted for as cash flow hedges. Accordingly, changes in the fair value of the forward contracts were recorded in other comprehensive income (loss) prior to their settlement and were reclassified into earnings in the periods in which the hedged transactions occurred.

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, and the Canadian dollar to U.S. Dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination. During the year ended December 31, 2010, net losses of $0.4 million were recorded in income in connection with the settled contracts. There were no forward contracts outstanding at December 31, 2010, and as a result, there is no balance related to the forward contracts in other comprehensive income. During the year ended December 31, 2009, losses of $0.8 million were recorded in income in connection with the settled contracts, and at December 31, 2009, there was $0.4 million in other comprehensive income (loss) related to the forward contracts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 excluded the acquisition we completed on October 25, 2010. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. This acquisition comprised approximately 6% of our consolidated assets at December 31, 2010 and less than 1% of our consolidated revenues for the year ended December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its 2010 acquisition from its assessment of internal control over financial reporting as of December 31, 2010 because this acquisition was acquired by the Company through a purchase business combination on October 25, 2010. We have also excluded the Company’s 2010 acquisition from our audit of internal control over financial reporting. The 2010 acquisition of the Company and its related subsidiaries are wholly owned subsidiaries of the Company and have total assets and revenues which represent approximately 6% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2011

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share information)

ASSETS
Current Assets:
Cash and cash equivalents	$539,221	$699,629
Accounts receivable, net of allowances of $6,105 and $8,119	766,387	688,260
Costs and estimated earnings in excess of billings on uncompleted contracts	135,475	61,239
Inventories	51,754	33,451
Prepaid expenses and other current assets	103,527	100,213

Total current assets	1,596,364	1,582,792
Property and equipment, net of accumulated depreciation of $428,025 and $383,714	900,768	854,437
Other assets, net	88,858	45,345
Other intangible assets, net of accumulated amortization of $134,735 and $96,167	194,067	184,822
Goodwill	1,561,155	1,449,558

Total assets	$4,341,212	$4,116,954

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$1,327	$3,426
Accounts payable and accrued expenses	415,947	422,034
Billings in excess of costs and estimated earnings on uncompleted contracts	83,121	70,228

Total current liabilities	500,395	495,688
Convertible subordinated notes, net of discount of none and $17,142	—	126,608
Deferred income taxes	212,200	167,575
Insurance and other non-current liabilities	261,698	216,522

Total liabilities	974,293	1,006,393

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 213,981,415 and 211,977,811 shares issued and 211,138,091 and 209,378,308 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 and 0 shares authorized, issued and outstanding	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, and 432,485 and 662,293 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share and 0 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,162,779	3,065,581
Retained earnings	229,012	75,836
Accumulated other comprehensive income	14,122	3,502
Treasury stock, 2,843,324 and 2,599,503 common shares, at cost	(40,360)	(35,738)

Total stockholders’ equity	3,365,555	3,109,183
Noncontrolling interests	1,364	1,378

Total equity	3,366,919	3,110,561

Total liabilities and equity	$4,341,212	$4,116,954

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share information)

Revenues	$3,931,218	$3,318,126	$3,780,213
Cost of services (including depreciation)	3,296,795	2,724,638	3,145,347

Gross profit	634,423	593,488	634,866
Selling, general and administrative expenses	339,672	312,414	309,399
Amortization of intangible assets	38,568	38,952	36,300

Operating income	256,183	242,122	289,167
Interest expense	(4,913)	(11,269)	(32,002)
Interest income	1,417	2,456	9,765
Loss on early extinguishment of debt, net	(7,107)	—	(2)
Other income (expense), net	675	421	342

Income before income taxes	246,255	233,730	267,270
Provision for income taxes	90,698	70,195	109,705

Net income	155,557	163,535	157,565
Less: Net income attributable to noncontrolling interests	2,381	1,373	—

Net income attributable to common stock	$153,176	$162,162	$157,565

Earnings per share attributable to common stock:
Basic earnings per share	$0.73	$0.81	$0.89

Diluted earnings per share	$0.72	$0.81	$0.87

Shares used in computing earnings per share:
Weighted average basic shares outstanding	210,046	200,733	178,033

Weighted average diluted shares outstanding	211,796	201,311	196,975

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash Flows from Operating Activities:
Net income	$155,557	$163,535	$157,565
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation	107,507	86,862	77,654
Amortization of intangible assets	38,568	38,952	36,300
Non-cash interest expense	1,704	4,333	14,894
Amortization of debt issuance costs	642	921	1,894
Amortization of deferred revenue	(12,471)	(13,987)	(9,634)
Loss on sale of property and equipment	4,650	8,758	2,499
Non-cash loss on early extinguishment of debt	4,797	—	2
Foreign currency gain	(328)	(267)	—
Provision for (recovery of) doubtful accounts	(142)	2,690	7,257
Provision for insurance receivable	—	—	3,375
Deferred income tax provision	36,430	26,911	2,588
Non-cash stock-based compensation	23,048	19,875	16,692
Tax impact of stock-based equity awards	(2,161)	1,509	(2,266)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(8,536)	253,070	(77,919)
Costs and estimated earnings in excess of billings on uncompleted contracts	(66,481)	6,002	23,473
Inventories	(17,127)	7,536	309
Prepaid expenses and other current assets	(12,274)	(10,580)	77
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(20,352)	(170,010)	(840)
Billings in excess of costs and estimated earnings on uncompleted contracts	10,462	(50,267)	(15,177)
Other, net	(3,235)	1,055	3,757

Net cash provided by operating activities	240,258	376,898	242,500

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	25,651	9,064	15,407
Additions of property and equipment	(149,653)	(164,980)	(185,634)
Cash paid for acquisitions, net of cash acquired	(130,251)	36,234	(34,547)
Cash paid for developed technology	—	—	(14,573)

Net cash used in investing activities	(254,253)	(119,682)	(219,347)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	1,183	5,316	1,791
Payments on other long-term debt	(3,438)	(3,301)	(1,651)
Payments on convertible subordinated notes	(143,750)	—	(156)
Distributions to noncontrolling interest	(2,395)	—	—
Tax impact of stock-based equity awards	2,161	(1,509)	2,266
Exercise of stock options	534	975	5,987

Net cash provided by (used in) financing activities	(145,705)	1,481	8,237

Effect of foreign exchange rate changes on cash and cash equivalents	(708)	3,031	(570)
Net increase (decrease) in cash and cash equivalents	(160,408)	261,728	30,820
Cash and cash equivalents, beginning of year	699,629	437,901	407,081

Cash and cash equivalents, end of year	$539,221	$699,629	$437,901

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(3,479)	$(5,864)	$(18,248)
Redemption premium on convertible subordinated notes	(2,310)	—	—
Income tax paid	(108,700)	(56,565)	(81,522)
Income tax refunds	9,707	2,385	4,526

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

										Retained	Accumulated
			Exchangeable		Limited Vote		Series F		Additional	Earnings	Other		Total
	Common Stock		Shares		Common Stock		Preferred Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity	Interest	Equity
	(In thousands, except share information)

Balance, December 31, 2007	170,255,631	$2	—	$—	760,171	$—	—	$—	$2,486,633	$(243,891)	$3,663	$(27,680)	$2,218,727	$—	$2,218,727
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(6,619)	—	(6,619)	—	(6,619)
Acquisitions	1,072,196	—	—	—	—	—	—	—	22,436	—	—	—	22,436	—	22,436
Conversion of 4.5% Convertible Subordinated Notes	24,229,781	—	—	—	—	—	—	—	269,822	—	—	—	269,822	—	269,822
Conversion of Limited Vote Common Stock to common stock	11,790	—	—	—	(11,790)	—	—	—	—	—	—	—	—	—	—
Exchange of Limited Vote Common Stock for common stock	90,394	—	—	—	(86,088)	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	568,599	—	—	—	—	—	—	—	16,692	—	—	(4,502)	12,190	—	12,190
Stock options exercised	699,812	—	—	—	—	—	—	—	5,987	—	—	—	5,987	—	5,987
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	—	—	2,266	—	—	—	2,266	—	2,266
Net income	—	—	—	—	—	—	—	—	—	157,565	—	—	157,565	—	157,565

Balance, December 31, 2008	196,928,203	2	—	—	662,293	—	—	—	2,803,836	(86,326)	(2,956)	(32,182)	2,682,374	—	2,682,374
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	6,868	—	6,868	—	6,868
Acquisitions	11,468,916		—	—	—	—	—	—	242,494	—	—	—	242,494	5	242,499
Restricted stock activity	881,835	—	—	—	—	—	—	—	19,875	—	—	(3,556)	16,319	—	16,319
Stock options exercised	99,354	—	—	—	—	—	—	—	975	—	—	—	975	—	975
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	—	—	(1,599)	—	—	—	(1,599)	—	(1,599)
Change in unrealized gain (loss) on foreign currency hedges	—	—	—	—	—	—	—	—	—	—	(410)	—	(410)	—	(410)
Net income	—	—	—	—	—	—	—	—	—	162,162	—	—	162,162	1,373	163,535

Balance, December 31, 2009	209,378,308	2	—	—	662,293	—	—	—	3,065,581	75,836	3,502	(35,738)	3,109,183	1,378	3,110,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	10,210	—	10,210	—	10,210
Acquisitions	623,720	—	3,909,110	—	—	—	1	—	83,354	—	—	—	83,354	—	83,354
Exchange of Limited Vote Common Stock for common stock	241,300	—	—	—	(229,808)	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	845,980	—	—	—	—	—	—	—	23,048	—	—	(4,622)	18,426	—	18,426
Stock options exercised	48,783	—	—	—	—	—	—	—	534	—	—	—	534	—	534
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	—	—	(2,161)	—	—	—	(2,161)	—	(2,161)
Redemption of convertible subordinated notes	—	—	—	—	—	—	—	—	(7,577)	—	—	—	(7,577)		(7,577)
Change in unrealized gain (loss) on foreign currency hedges	—	—	—	—	—	—	—	—	—	—	410	—	410	—	410
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,395)	(2,395)
Net income	—	—	—	—	—	—	—	—	—	153,176	—	—	153,176	2,381	155,557

Balance, December 31, 2010	211,138,091	$2	3,909,110	$—	432,485	$—	1	$—	$3,162,779	$229,012	$14,122	$(40,360)	$3,365,555	$1,364	$3,366,919

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading national provider of specialized contracting services, offering infrastructure solutions to the electric power, natural gas and oil pipeline and telecommunications industries. Quanta reports its results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

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

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. The Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Acquisitions

On October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. In connection with the acquisition, Quanta paid the former owners of Valard approximately $118.9 million in cash and issued 623,720 shares of Quanta common stock and 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta. In addition, one share of Quanta Series F preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time was issued to a voting trust on behalf of the holders of the exchangeable shares. The aggregate value of the common stock and exchangeable shares issued was approximately $88.5 million. The exchangeable shares are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In connection with the acquisition, Quanta also repaid $12.8 million in Valard debt at the closing of the acquisition. As this transaction was effective October 25, 2010, the results of Valard have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. Valard’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

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

At various times during 2009, Quanta acquired three other businesses for an aggregate consideration of $36.0 million, consisting of a total of approximately $25.3 million in cash and approximately 0.5 million shares of Quanta common stock valued in the aggregate at approximately $10.7 million as of their respective dates of acquisition. These businesses predominately provide electric power, natural gas and pipeline and telecommunications services, and the results for such businesses are reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. These acquisitions allow Quanta to further expand its capabilities and scope of services in various locations around the United States.

At various times during 2008, Quanta acquired three businesses for an aggregate consideration of $54.1 million, consisting of a total of approximately $34.6 million in cash and approximately 1.0 million shares of Quanta common stock valued in the aggregate at approximately $19.5 million as of their respective dates of acquisition. These businesses predominately provide electric power and telecommunications services, and the results for such businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. These acquisitions allow Quanta to further expand its capabilities and scope of services in various locations around the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or partially consolidated, as discussed in following summary of significant accounting policies. All significant intercompany

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, capitalization of internally produced assets, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, valuation of derivative contracts, purchase price allocations, liabilities for self-insured claims, convertible debt, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision for income taxes and the calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $539.2 million and $699.6 million as of December 31, 2010 and 2009. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2010 and 2009, cash equivalents were $460.8 million and $636.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of December 31, 2010 and 2009, cash and cash equivalents held in domestic bank accounts were approximately $509.6 million and $669.8 million and cash and cash equivalents held in foreign bank accounts were approximately $29.6 million and $29.8 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for 90 days. In addition to balances that have been outstanding for 90 days, Quanta also includes accounts receivable in its analysis of the allowance for doubtful accounts if they relate to customers in bankruptcy or with other known difficulties. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of December 31, 2010 and 2009, Quanta had total allowances for doubtful accounts of approximately $7.3 million and $9.1 million of which, approximately $6.1 million and $8.1 million were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date will be collected within the next twelve months. Current retainage balances as of December 31, 2010 and 2009 were approximately $119.4 million and $152.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2010 and 2009 were $8.0 million and $2.4 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2010 and 2009, the balances of unbilled receivables included in accounts receivable were approximately $103.5 million and $96.9 million.

Inventories

Inventories consist primarily of parts and supplies held for use in the ordinary course of business, which are valued by Quanta at the lower of cost or market as determined by using either the first-in, first-out (FIFO) method or the average costing method. Inventories also include certain job specific materials not yet installed which are valued using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment was approximately $107.5 million, $86.9 million and $77.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Quanta capitalizes costs associated with internally developed or constructed assets primarily associated with fiber optic licensing networks and software systems for internal applications. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use assets, as well as payroll and payroll-related expenses for employees who are directly associated with and devote time to placing the assets into service. Capitalization of such costs are recorded to construction work in process beginning when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose at which point in time the asset is placed into service. As of December 31, 2010 and 2009, approximately $11.3 million and $19.8 million related to fiber optic licensing networks and $5.5 million and $10.8 million associated with internally developed software systems were recorded in construction work in process. Those capitalized costs are depreciated on a straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

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

During 2010 and 2009, approximately $8.2 million and $7.8 million in net property and equipment was reclassified to prepaid expenses and other current assets as they were deemed to be assets held for sale. In conjunction with this assessment, approximately $0.1 million and $4.5 million in net losses from the impairment of assets held for sale were included in selling, general and administrative expenses in 2010 and 2009.

Other Assets, Net

Other assets, net consists primarily of debt issuance costs, long term receivables, non-current inventory, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers.

Debt Issuance Costs

Capitalized debt issuance costs related to Quanta’s credit facility and any other debt outstanding at a given balance sheet date are included in other assets, net and are amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. As of December 31, 2010 and 2009, capitalized debt issuance costs were $2.9 million and $6.0 million, with accumulated amortization of $2.1 million and $3.2 million. For the years ended December 31, 2010, 2009 and 2008, amortization expense related to capitalized debt issuance costs was $0.6 million, $0.9 million and $1.9 million, respectively. See Note 8 regarding the write-off of deferred financing costs in 2010.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2010, 2009 and 2008:

	Operating Units
	Providing			Operating Units
	Predominantly			Providing
	Electric Power and			Predominantly
	Natural Gas			Telecommunications			Operating Unit Providing
	and Pipeline Services			Services			Fiber Optic Licensing
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Years of cash flows before terminal value	5	5	5	5	5	5	15	15	15
Discount rates	15%	15%	14% to 15%	14% to 15%	14% to 15%	15% to 17%	14%	14%	15%
EBITDA multiples	4.5 to 8.0	5.0 to 7.5	6.0 to 8.0	4.5 to 5.5	3.5 to 5.5	5.0 to 6.0	9.5	9.5	10.0
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	15%	15%	15%	5%	5%	5%

For recently acquired reporting units, a step one impairment test may not indicate an implied fair value that is substantially different from the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2010, a goodwill impairment analysis was performed for each of Quanta’s operating units, which indicated that the implied fair value of each of Quanta’s operating units was substantially in excess of carrying value. Following the analysis, management concluded that no impairment was indicated at any operating unit. As discussed generally above, when evaluating the 2010 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Circumstances such as continued market declines, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

During 2010, 2009 and 2008, a goodwill analysis was performed for each operating unit with estimates and industry comparables obtained from the electric power, natural gas and pipeline, telecommunications and fiber

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing is based on the long-term nature of the underlying fiber network licensing agreements.

Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. At December 31, 2009 Quanta decreased EBITDA multiples at operating units from 2008 to reflect potential declines in market conditions as a result of the continued effect of the economic recession which began in late 2008. At December 31, 2010, certain EBITDA multiples were increased slightly from 2009 to reflect more favorable market conditions as the effects of the economic recession have lessened. In general, Quanta’s selected EBITDA multiples used at December 31, 2010 are consistent with those used at December 31, 2009.

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

Quanta amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Investments in Joint Ventures

In the normal course of business, Quanta enters into various types of joint venture agreements, each having unique terms and conditions, with Quanta owning an equity interest in either an incorporated or an unincorporated company as a result. Quanta determines whether a joint venture is a variable interest entity (VIE) based on the characteristics of the entity involved. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally meet both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the other party’s equity interest in the joint venture is accounted for as a noncontrolling interest. In cases where Quanta determines it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (i.e., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

Revenue Recognition

Infrastructure Services — Through its Electric Power Infrastructure Services, Natural Gas and Pipeline Infrastructure Services and Telecommunications Infrastructure Services segments, Quanta designs, installs and maintains networks for customers in the electric power, natural gas, oil and telecommunications industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and non-fixed price installation contracts. Pricing under contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue as units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/ hourly and time and materials type contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred and services are performed.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2010 and December 31, 2009, Quanta had approximately $83.1 million and $26.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2010 and December 31, 2009, initial fees and advanced billings on these licensing agreements not yet recorded in revenue were $44.4 million and $35.9 million and are recognized as deferred revenue, with $34.7 million and $25.4 million considered to be long-term and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at December 31, 2010 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
2011	$86,079
2012	68,939
2013	54,684
2014	38,341
2015	19,407
Thereafter	67,856

Fixed non-cancelable minimum licensing revenues	$335,306

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

Quanta records reserves for expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of December 31, 2010, the total amount of unrecognized tax benefits relating to uncertain tax positions was $50.6 million, an increase from December 31, 2009 of $5.4 million. This increase in unrecognized tax benefits results from a $10.6 million increase relating to the tax positions expected to be taken for 2010, a $10.3 million reduction due to the expiration of certain federal and state statutes of limitations for the 2006 tax year and a $5.1 million increase primarily related to foreign tax credits. Quanta recognized $2.2 million and $3.6 million of interest income and $4.8 million of interest expense and penalties in the provision for income taxes for the years ended December 31, 2010, 2009 and 2008. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $8.8 million due to the expiration of certain statutes of limitations.

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

Derivatives

From time to time, Quanta enters into forward currency contracts that qualify as derivatives in order to hedge the risks associated with fluctuations in foreign currency exchange rates related to certain forecasted foreign currency denominated transactions. Quanta does not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for cash flow hedge accounting. For a hedge to qualify for cash flow hedge accounting treatment, a hedge must be documented at the inception of the contract, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness. The dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must also be documented. At the inception of the hedge and on an ongoing basis, the hedge must be deemed to be “highly effective” at minimizing the risk of the identified exposure. Effectiveness measures relate the gains or losses of the derivative to changes in the cash flows associated with the hedged item, and the forecasted transaction must be probable of occurring.

For forward contracts that qualify as cash flow hedges, Quanta accounts for the change in fair value of the forward contracts directly in equity as part of accumulated other comprehensive income (loss). Any ineffective

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 14.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at December 31, 2010 and 2009, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired included goodwill, backlog, customer relationships, trade names and covenants not-to-compete. Quanta utilized the fair value premise as the primary basis for its valuation procedures, which is a market based approach to determining the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engaged the services of an independent valuation firm to assist management with this valuation process, which included assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilized various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods were analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2010, the carrying amount of such assets, including goodwill, was compared to its fair value. No changes in carrying amount resulted. The inputs used for fair value measurements for goodwill, other

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets and long-lived assets held and used, are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

Quanta’s derivative liabilities at December 31, 2009, which are described in Note 10, were classified as Level 2 liabilities and had a total fair value on such date of $0.7 million. The fair values were determined based on adjusted broker quotes derived from open market pricing information. These derivative liabilities were included within accounts payable and accrued expenses in the December 31, 2009 consolidated balance sheet. There were no derivatives outstanding at December 31, 2010.

Quanta’s 3.75% convertible subordinated notes (3.75% Notes) which were redeemed in full on May 14, 2010, were not required to be carried at fair value, although their fair market value was required to be disclosed. Prior to the redemption, the fair market value of Quanta’s 3.75% convertible subordinated notes due 2026 was subject to interest rate risk because of their fixed interest rate and market risk due to their convertible feature. The fair market value of Quanta’s 3.75% Notes was determined based upon the quoted secondary market price on or before the dates specified, which is considered a Level 2 input. The fair value of the aggregate outstanding principal amount of Quanta’s 3.75% Notes of $143.8 million was $160.8 million at December 31, 2009. None of the 3.75% Notes were outstanding at December 31, 2010.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

On January 1, 2010, Quanta adopted new standards aimed to improve the visibility of off-balance sheet vehicles previously exempt from consolidation and address practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. The impact from the adoption of these new standards was not material.

During the quarter ended December 31, 2010, Quanta adopted a new standard to improve disclosures related to finance receivables (defined as a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the creditor’s balance sheet) and allowances for credit losses. The impact from the adoption of this new standard was not material.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The update requires the pro forma information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period pro forma financial information. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Quanta adopted this update in the fourth quarter of 2010. The impact from this update was not material.

4.	ACQUISITIONS:

2010 Acquisition

On October 25, 2010, Quanta acquired Valard. In connection with the acquisition, Quanta paid the former owners of Valard approximately $118.9 million in cash and issued 623,720 shares of Quanta common stock, and 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta that are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In addition, Quanta issued to a voting trust on behalf of the holders of the exchangeable shares one share of Quanta Series F preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time. The aggregate value of the above issued securities on the closing date totaled approximately $88.5 million. In

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the acquisition, Quanta also repaid $12.8 million in Valard debt at the closing of the acquisition. Valard provides electric power infrastructure services in Canada, expanding Quanta’s capabilities in the Canadian market. Valard’s results of operations have been included in Quanta’s consolidated results of operations since October 25, 2010.

2009 Acquisitions

On October 1, 2009, Quanta acquired Price Gregory in exchange for the issuance of approximately 10.9 million shares of Quanta common stock valued at approximately $231.8 million on the date of closing and the payment of approximately $95.8 million in cash. In connection with the acquisition, $0.5 million in cash and approximately 1.5 million shares of Quanta common stock, valued at approximately $32.5 million, were placed into an escrow account, which will be maintained until April 1, 2011 for the settlement of any claims asserted by Quanta against the former stockholders of Price Gregory. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America and expands Quanta’s service capabilities in this market. Price Gregory’s results of operations have been included in Quanta’s consolidated results of operations since October 1, 2009.

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

2008 Acquisitions

In 2008, Quanta acquired a telecommunications infrastructure services construction company, a helicopter-assisted electric transmission line installation, maintenance and repair services company and two affiliated professional telecommunications engineering companies in three separate transactions for an aggregate purchase price of approximately $54.1 million, consisting of a total of approximately $34.6 million in cash and approximately 1.0 million shares of Quanta common stock valued in the aggregate at approximately $19.5 million as of the dates of acquisitions. The acquisitions allow Quanta to further expand its telecommunications infrastructure services capabilities in the southwestern and southeastern United States and to augment its existing electric power infrastructure services.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consideration paid for the 2010 and 2009 acquisitions and the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates. It also summarizes the allocation of the purchase price related to the 2010 and 2009 acquisitions. This allocation is based on the significant use of estimates and on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2010	2009
		Price	Other
	Valard	Gregory	Acquisitions

Consideration:
Value of Quanta common stock issued	$11,470	$231,817	$10,677
Value of exchangeable shares issued	71,885	—	—
Cash paid	131,651	95,792	25,318

Fair value of total consideration transferred	$215,006	$327,609	$35,995

Current assets	$75,296	$347,332	$8,995
Property and equipment	29,307	153,477	8,435
Other assets	—	68	12
Identifiable intangible assets	46,224	76,539	6,467
Current liabilities	(26,633)	(248,367)	(5,309)
Deferred tax liabilities, net	(18,553)	(63,748)	—
Other long-term liabilities	—	(6,215)	(447)
Noncontrolling interests	—	(5)	—

Total identifiable net assets	105,641	259,081	18,153
Goodwill	109,365	68,528	17,842

	$215,006	$327,609	$35,995

The fair value of current assets acquired in 2010 includes accounts receivable with a fair value of $68.0 million. The fair value of current assets acquired in 2009 included accounts receivable with a fair value of $156.2 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The acquisition of Valard strategically expands Quanta’s Canadian service offering. Quanta believes the opportunities presented by this acquisition contribute to the recognition of the goodwill. In connection with this acquisition, goodwill of $109.4 million was recorded and included within Quanta’s electric power division at December 31, 2010. None of this goodwill is expected to be deductible for income tax purposes.

Additionally, the Price Gregory and other 2009 acquisitions furthered Quanta’s position in the North American energy transmission infrastructure market and will primarily enable Quanta to take advantage of the positive long-term outlook for this market. Quanta believes these opportunities contribute to the recognition of the goodwill. In connection with the 2009 acquisitions, goodwill of $68.5 million was included within Quanta’s natural gas and pipeline division, $9.2 million has been assigned to Quanta’s telecommunications division and $8.6 million has been included within Quanta’s electric power division at December 31, 2009, all of which are closely aligned with Quanta’s corresponding reportable segments. None of this goodwill is expected to be deductible for income tax purposes.

The following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Revenues	$4,106,287	$4,717,882	$5,242,790
Gross profit	$667,734	$914,737	$917,166
Selling, general and administrative expenses	$345,253	$379,210	$352,683
Amortization of intangible assets	$46,223	$55,532	$74,270
Net income attributable to common stock	$166,257	$304,304	$274,238
Earnings per share attributable to common stock:
Basic	$0.78	$1.43	$1.46
Diluted	$0.77	$1.41	$1.37

The pro forma combined results of operations for the years ended December 31, 2010 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2010 acquisition as if it occurred January 1, 2009. The pro forma combined results of operations for the year ended December 31, 2009 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2010 acquisition as if it occurred January 1, 2009 and the historical results of the 2009 acquisitions as if they all occurred January 1, 2008. The pro forma combined results of operations for the year ending December 31, 2008 have been prepared by adjusting the historical results of Quanta to include the historical results of the acquisitions completed in 2008 and 2009 as if the acquisitions occurred January 1, 2008. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness and the retirement of preferred stock, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2010 and 2009 acquisitions, an increase in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2010, 2009 and 2008 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of $25.7 million and income before income taxes of $3.4 million following Valard’s date of acquisition on October 25, 2010 are included in Quanta’s consolidated results of operations for the year ended December 31, 2010. Revenues of $260.3 million and income before income taxes of $37.8 million related to the four 2009 acquisitions following their respective dates of acquisition are included in Quanta’s consolidated results of operation for the year ended December 31, 2009.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

		Natural Gas and
	Electric Power	Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2008:
Goodwill	$642,943	$269,706	$513,715	$1,426,364
Accumulated impairment	—	—	(63,264)	(63,264)

	642,943	269,706	450,451	1,363,100
Goodwill acquired during 2009	8,602	68,528	9,240	86,370
Foreign currency translation related to Canadian goodwill	270	—	—	270
Purchase price adjustments related to acquisitions related to prior periods	—	(296)	114	(182)

Balance at December 31, 2009:
Goodwill	651,815	337,938	523,069	1,512,822
Accumulated impairment	—	—	(63,264)	(63,264)

	651,815	337,938	459,805	1,449,558
Goodwill acquired during 2010	109,365	—	—	109,365
Foreign currency translation related to Canadian goodwill	2,274	—	—	2,274
Operating unit reorganization	(22,163)	—	22,163	—
Purchase price adjustments related to acquisitions related to prior periods	(15)	(27)	—	(42)

Balance at December 31, 2010:
Goodwill	741,276	337,911	545,232	1,624,419
Accumulated impairment	—	—	(63,264)	(63,264)

	$741,276	$337,911	$481,968	$1,561,155

As described in Note 2, Quanta’s operating units are organized into one of Quanta’s three internal divisions and accordingly, Quanta’s goodwill associated with each of its operating units has been aggregated on a divisional basis and reported in the table above. These divisions are closely aligned with Quanta’s reportable segments based on the predominant type of work performed by the operating units within the divisions. On occasion, operating units may be reorganized among Quanta’s internal divisions. The table above presents these changes as reclassifications during the period in which the reorganization occurred.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are comprised of (in thousands):

	As of		Twelve Months Ended			As of
	December 31, 2009		December 31, 2010			December 31, 2010
			Additions to		Foreign
	Intangible	Accumulated	Intangible	Amortization	Currency	Intangible
	Assets	Amortization	Assets	Expense	Adjustments	Assets, Net

Customer relationships	$127,585	$(19,234)	$24,659	$(8,646)	$856	$125,220
Backlog	92,238	(64,347)	15,666	(24,082)	517	19,992
Trade names	23,649	(197)	3,481	(808)	119	26,244
Non-compete agreements	21,439	(9,398)	2,418	(3,766)	97	10,790
Patented rights and developed technology	16,078	(2,991)	—	(1,266)	—	11,821

Total intangible assets	$280,989	$(96,167)	$46,224	$(38,568)	$1,589	$194,067

Expenses for the amortization of intangible assets were $38.6 million, $39.0 million and $36.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The remaining weighted average amortization period for all intangible assets as of December 31, 2010 is 13.0 years, while the remaining weighted average amortization periods for customer relationships, backlog, trade names, non-compete agreements and the patented rights and developed technology are 12.6 years, 1.9 years, 28.9 years, 3.0 years and 9.8 years, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2010 is set forth below (in thousands):

For the Fiscal Year Ending December 31,

2011	$25,990
2012	24,019
2013	14,152
2014	13,550
2015	12,774
Thereafter	103,582

Total	$194,067

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended 2010, 2009 and 2008 are illustrated below (in thousands):

	Year Ended December 31,
	2010	2009	2008

NET INCOME:
Net income attributable to common stock	$153,176	$162,162	$157,565
Effect of convertible subordinated notes under the “if-converted” method — interest expense addback, net of taxes	—	—	13,612

Net income attributable to common stock for diluted earnings per share	$153,176	$162,162	$171,177

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	210,046	200,733	178,033
Effect of dilutive stock options	218	192	342
Effect of shares in escrow	1,532	386	—
Effect of convertible subordinated notes under the “if-converted” method — weighted convertible shares issuable	—	—	18,600

Weighted average shares outstanding for diluted earnings per share	211,796	201,311	196,975

For the years ended December 31, 2010, 2009 and 2008, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard on October 25, 2010, which are exchangeable on a one-for-one basis with Quanta common shares, are included in weighted average shares outstanding for basic and diluted earnings per share, weighted for the portion of the year they were outstanding. Shares placed in escrow related to the acquisition of Price Gregory are included in the computation of diluted earnings per share for the years ended December 31, 2010 and 2009, weighted according to the portion of the year they were outstanding. These shares will be released from escrow on April 1, 2011 when certain conditions are satisfied. For the years ended December 31, 2010, 2009 and 2008, the effect of assuming conversion of Quanta’s 3.75% Notes would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. Additionally, the 4.5% convertible subordinated notes were not outstanding after October 8, 2008 but were dilutive to 2008 and have been included in the computation of 2008 diluted earnings per share above.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2010	2009

Balance at beginning of year	$9,069	$9,752
Addition to allowance for doubtful accounts related to acquired company	763	—
Charged to expense	(142)	2,690
Deductions for uncollectible receivables written off, net of recoveries	(2,390)	(3,373)

Balance at end of year	$7,300	$9,069

Contracts in progress are as follows (in thousands):

	December 31,
	2010	2009

Costs incurred on contracts in progress	$3,225,340	$2,228,098
Estimated earnings, net of estimated losses	580,340	538,668

	3,805,680	2,766,766
Less — Billings to date	(3,753,326)	(2,775,755)

	$52,354	$(8,989)

Costs and estimated earnings in excess of billings on uncompleted contracts	$135,475	$61,239
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(83,121)	(70,228)

	$52,354	$(8,989)

Property and equipment consists of the following (in thousands):

	Estimated Useful	December 31,
	Lives in Years	2010	2009

Land	N/A	$15,698	$15,498
Buildings and leasehold improvements	5-30	42,755	36,214
Operating equipment and vehicles	5-25	864,631	820,024
Fiber optic and related assets	5-20	303,961	273,980
Office equipment, furniture and fixtures and information technology systems	3-15	71,955	53,322
Construction work in progress	N/A	29,793	39,113

		1,328,793	1,238,151
Less — Accumulated depreciation and amortization		(428,025)	(383,714)

Property and equipment, net		$900,768	$854,437

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2010	2009

Accounts payable, trade	$222,881	$173,301
Accrued compensation and related expenses	74,029	89,747
Accrued insurance	56,340	65,671
Accrued loss on contracts	1,485	1,997
Deferred revenues	16,991	17,446
Accrued interest and fees	114	1,026
Income and franchise taxes payable	6,578	38,993
Other accrued expenses	37,529	33,853

	$415,947	$422,034

8.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	December 31,
	2010	2009

3.75% Notes	$—	$143,750
Notes payable to various financial institutions, interest ranging from 0.0% to 8.0%, secured by certain equipment and other assets	1,327	3,426

	1,327	147,176
Less — Current maturities	(1,327)	(3,426)

Total long-term debt obligations	$—	$143,750

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

As of December 31, 2010, Quanta had approximately $177.0 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $298.0 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of December 31, 2010, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with Quanta’s continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of the capital stock of certain of Quanta’s subsidiaries and substantially all of Quanta’s assets. Quanta’s U.S. subsidiaries also guarantee the repayment of all amounts due under the credit facility.

3.75% Convertible Subordinated Notes

As of December 31, 2010, none of Quanta’s 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity.

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

4.5% Convertible Subordinated Notes

At December 31, 2010 and 2009, none of Quanta’s 4.5% convertible subordinated notes due 2023 (4.5% Notes) were outstanding. During 2008, the holders of $269.8 million aggregate principal amount of the 4.5% Notes elected to convert their notes, resulting in the issuance of 24,229,781 shares of Quanta’s common stock, substantially all of which followed a notice of redemption by Quanta that it would redeem on October 8, 2008 all of the 4.5% Notes outstanding pursuant to the indenture governing the notes. Quanta also repurchased or redeemed, as applicable, $155,000 aggregate principal amount of the 4.5% Notes in October 2008. As a result of all of these transactions, none of the 4.5% Notes remained outstanding as of October 8, 2008. The 4.5% Notes were originally issued in October 2003 for an aggregate principal amount of $270.0 million and required semi-annual interest payments on April 1 and October 1 until maturity.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Federal —
Current	$38,698	$34,763	$87,462
Deferred	34,813	26,240	1,794
State —
Current	9,310	6,664	15,571
Deferred	2,062	865	871
Foreign —
Current	6,260	1,857	4,084
Deferred	(445)	(194)	(77)

	$90,698	$70,195	$109,705

The actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Provision at the statutory rate	$86,189	$81,806	$93,545
Increases (decreases) resulting from —
State and foreign taxes	7,881	5,049	10,774
Contingency reserves, net	(6,353)	(15,810)	4,070
Production activity deduction	(3,031)	(5,007)	(3,023)
Employee per diems, meals and entertainment	5,126	3,537	3,743
Taxes on unincorporated joint ventures	(833)	(480)	—
Other	1,719	1,100	596

	$90,698	$70,195	$109,705

As discussed below, the provision for income taxes for the year ended 2009 is lower than the provision at the statutory rate primarily due to decreases in reserves for uncertain tax positions.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses between financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2010	2009

Deferred income tax liabilities —
Property and equipment	$(180,776)	$(142,517)
Goodwill	(30,251)	(17,923)
Other intangibles	(55,762)	(55,576)
Book/tax accounting method difference	(31,919)	(27,429)

Total deferred income tax liabilities	(298,708)	(243,445)

Deferred income tax assets —
Accruals and reserves	20,144	27,238
Accrued insurance	55,984	54,155
Deferred revenue	10,316	9,027
Net operating loss carryforwards	12,374	10,613
Other	22,634	17,637

Subtotal	121,452	118,670
Valuation allowance	(11,368)	(8,562)

Total deferred income tax assets	110,084	110,108

Total net deferred income tax liabilities	$(188,624)	$(133,337)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2010	2009

Current deferred income taxes:
Assets	$46,883	$46,856
Liabilities	(23,307)	(12,618)

	23,576	34,238

Non-current deferred income taxes:
Assets	63,201	63,252
Liabilities	(275,401)	(230,827)

	(212,200)	(167,575)

Total net deferred income tax liabilities	$(188,624)	$(133,337)

The current deferred income tax assets, net of current deferred income tax liabilities, are included in prepaid expenses and other current assets.

The valuation allowance for deferred income tax assets at December 31, 2010, 2009, and 2008 was $11.4 million, $8.6 million, and $9.2 million, respectively. These valuation allowances relate to state net operating loss carryforwards, a deferred tax asset for goodwill and foreign tax credit carryforwards. The net change in the total valuation allowance for each of the years ended December 31, 2010, 2009, and 2008 was an increase of $2.8 million, a decrease of $0.6 million and an increase of $0.9 million, respectively. The valuation allowance was

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established primarily as a result of uncertainty in our outlook as to future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that we will realize the benefit of our deferred tax assets, net of existing valuation allowances.

At December 31, 2010, Quanta had state and foreign net operating loss carryforwards, the tax effect of which is approximately $12.4 million. These carryforwards will expire as follows: 2011, $0.3 million; 2012, $0.3 million; 2013, $0.4 million; 2014, $0.3 million; 2015, $0.8 million and $10.3 million thereafter. The state net operating loss carryforwards have a valuation allowance of $6.3 million against the related deferred taxes.

Through December 31, 2010, Quanta has not provided U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S.

A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2010	2009	2008

Balance at beginning of year	$45,201	$59,190	$49,338
Additions based on tax positions related to the current year	10,602	10,078	10,674
Additions for tax positions of prior years	5,183	633	22
Additions attributable to acquisitions of businesses	—	1,904	1,216
Reductions for tax positions of prior years	—	(1,132)	—
Settlements	(93)	(447)	(1,198)
Reductions resulting from a lapse of the applicable statutes of limitations	(10,261)	(25,025)	(862)

Balance at end of year	$50,632	$45,201	$59,190

For the year ended December 31, 2010, the $10.3 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2006 tax year. For the year ended December 31, 2009, the $25.0 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2005 tax year. For the year ended December 31, 2008, the $1.2 million in settlements relates to the completion of state tax audits for tax years 1998 to 2001 and the $0.9 million reduction is due to the expiration of certain statutes of limitations for tax years 2001 to 2004.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2010	2009	2008

Unrecognized tax benefits	$50,632	$45,201	$59,190
Portion that, if recognized, would reduce tax expense and effective tax rate	43,077	37,054	46,505
Accrued interest on unrecognized tax benefits	6,524	8,694	12,133
Accrued penalties on unrecognized tax benefits	163	213	289
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $8,786	$0 to $9,300	$0 to $24,800
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $6,896	$0 to $7,100	$0 to $18,800

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized $2.2 million and $3.6 million of interest income and $4.8 million of interest expense and penalties in the provision for income taxes for the years ended December 31, 2010, 2009 and 2008, respectively.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2007 through 2010 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

10.	EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with acquisition of Valard as discussed in Notes 1 and 4, certain former owners of Valard received exchangeable shares of Quanta Services EC Canada Ltd. (EC Canada), one of Quanta’s wholly owned Canadian subsidiaries. The exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders as far as dividends, voting and other economic rights.

Limited Vote Common Stock

The shares of Limited Vote Common Stock have rights similar to shares of common stock, except that such shares are entitled to elect one member of the Board of Directors and are entitled to one-tenth of one vote for each share held on all other matters. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the years ended December 31, 2010, 2009 and 2008, 0 shares, 0 shares and 11,790 shares, respectively, of Limited Vote Common Stock were converted to common stock. In 2010, Quanta issued an aggregate 241,300 shares of its common stock in exchange for an aggregate 229,808 shares of Limited Vote Common Stock. In addition, in 2008, Quanta issued an aggregate 90,394 shares of its common stock in exchange for an aggregate 86,088 shares of Limited Vote Common Stock.

Treasury Stock

Pursuant to the stock incentive plans described in Note 11, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 243,821 shares of Quanta common stock in 2010 with a total market value of $4.6 million, 210,469 shares of Quanta common stock in 2009 with a total market value of $3.6 million and 188,714 shares of Quanta common stock in 2008 with a total market value of $4.5 million, in each case for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interest

Quanta has an investment in a joint venture that provides infrastructure services, including the design, installation and maintenance of electric transmission and distribution systems in the northeast United States, under a contract awarded by a large utility customer. The joint venture members each own equal equity interests in the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

joint venture. Quanta has determined that the joint venture is a variable interest entity, with Quanta providing the majority of the subcontractor services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. As a result, Quanta has determined that it is the primary beneficiary of the joint venture and has accounted for the results of the joint venture on a consolidated basis. The other party’s equity interest in the joint venture has been accounted for as a noncontrolling interest as of and for the years ended December 31, 2010 and 2009. Additionally, Quanta holds investments in other individually insignificant joint ventures which are accounted for on a consolidated basis, due to Quanta having been deemed to be the primary beneficiary.

Quanta holds multiple investments in joint ventures. These joint ventures, which constitute variable interest entities, have been included on a consolidated basis in the accompanying financial statements, with income attributable to the other joint venture members accounted for as a reduction of reported net income attributable to common stock for the years ended December 31, 2010 and 2009 in the amount of $2.4 million and $1.3 million. Equity in the consolidated assets and liabilities of the joint ventures attributable to the other joint venture members has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheet.

The carrying value of the investments held by Quanta and the noncontrolling interests in the variable interest entities that have been included on a consolidated basis in the accompanying financial statements at December 31, 2010 and 2009 were $1.4 million and $1.4 million. A $2.4 million distribution was made to a noncontrolling interest in the year ended December 31, 2010.

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income (loss), net of tax, as a result. Additionally, unrealized gains and losses on foreign currency cash flow hedges are also recorded in other comprehensive income (loss), net of tax, until the hedged transactions occur. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net income	$155,557	$163,535	$157,565
Foreign currency translation adjustment, net of tax	10,210	6,868	(6,619)
Change in unrealized gain (loss) on foreign currency cash flow hedges, net of tax	410	(410)	—

Comprehensive income	166,177	169,993	150,946
Less: Net income attributable to noncontrolling interests	2,381	1,373	—

Comprehensive income attributable to common stock	$163,796	$168,620	$150,946

In the third quarter of 2009, one of Quanta’s Canadian operating units entered into three forward contracts with settlement dates in 2009 and 2010, to reduce foreign currency risk associated with anticipated customer sales that were denominated in South African rand. This same operating unit also entered into three additional forward contracts with the same settlement dates to reduce the foreign currency exposure associated with a series of forecasted intercompany payments denominated in U.S. dollars to be made over a twelve-month period. These contracts were accounted for as cash flow hedges. Accordingly, changes in the fair value of the forward contracts were recorded in other comprehensive income (loss) prior to their settlement and were reclassified into earnings in the periods in which the hedged transactions occurred.

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, and the Canadian dollar to U.S. Dollar forward contracts had an

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate notional amount of approximately $9.5 million (U.S.) at origination. During the year ended December 31, 2010, net losses of $0.4 million were recorded in income in connection with the settled contracts. There were no forward contracts outstanding at December 31, 2010, and as a result, there is no balance related to the forward contracts in other comprehensive income. During the year ended December 31, 2009, losses of $0.8 million were recorded in income in connection with the settled contracts, and at December 31, 2009, there was $0.4 million in other comprehensive income (loss) related to the forward contracts.

Effectiveness testing related to these cash flow hedges was performed at the end of each quarter while they were outstanding. Any ineffective portion of these contracts was reclassified into earnings if the derivatives were no longer deemed to be cash flow hedges. For the years ended December 31, 2010 and 2009, a nominal portion of the forward contracts were considered ineffective.

11.	LONG-TERM INCENTIVE PLANS:

Stock Incentive Plans

Pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options. The purpose of the 2007 Plan is to provide directors, key employees, officers and certain consultants and advisors with additional performance incentives by increasing their proprietary interest in Quanta. Awards also remain outstanding under a prior plan adopted by Quanta, as well as under plans assumed by Quanta in connection with its acquisition of InfraSource Services, Inc. in 2007. While no further awards may be made under these plans, the awards outstanding under the plans continue to be governed by their terms. These plans, together with the 2007 Plan, are referred to as the Plans.

The 2007 Plan, which is the only plan sponsored by Quanta pursuant to which future awards may be made, provides for the award of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonqualified stock options and restricted stock (collectively, the Awards). The aggregate number of shares of common stock with respect to which options or restricted stock may be awarded may not exceed 4,000,000 shares of common stock. The 2007 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to applicable regulation and the terms of the 2007 Plan, the authority to grant Awards under the 2007 Plan, to construe and interpret the 2007 Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the 2007 Plan, provided that the Board, or authorized committee of the Board, may delegate to a committee of the Board designated as the Equity Grant Committee, consisting of one or more directors, the authority to grant limited Awards to eligible persons who are not executive officers or non-employee directors. Specifically, the Equity Grant Committee has the authority to award stock options and restricted stock pursuant to the 2007 Plan, provided (i) the aggregate number of shares of common stock subject to stock options and/or shares of restricted stock awarded by the Equity Grant Committee in any calendar quarter does not exceed 100,000 shares (or 20,000 shares in any calendar quarter with respect to any individual) and (ii) the aggregate value of restricted stock awarded by the Equity Grant Committee in any calendar quarter does not exceed $250,000 (or $25,000 with respect to any individual), in each case, determined based on the fair market value of the common stock on the date the restricted stock is awarded. In connection with the adoption of the 2007 Plan, the Board approved the designation of the Equity Grant Committee and appointed John R. Colson, Quanta’s Chairman of the Board and Chief Executive Officer, as sole member of the committee.

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

During the years ended December 31, 2010, 2009 and 2008, Quanta granted 1.2 million, 1.1 million and 0.8 million shares of restricted stock under the 2007 Plan with a weighted average grant price of $19.20, $22.10 and $23.57, respectively. During the years ended December 31, 2010, 2009 and 2008, 0.8 million, 0.6 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $14.7 million, $13.1 million and $15.0 million, respectively.

A summary of the restricted stock activity for the year ended December 31, 2010 is as follows (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	(Per share)

Unvested at January 1, 2010	1,756	$22.86
Granted	1,154	$19.20
Vested	(774)	$23.32
Forfeited	(66)	$21.69

Unvested at December 31, 2010	2,070	$20.68

As of December 31, 2010, there was approximately $21.6 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. That cost is expected to be recognized over a weighted average period of 1.68 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Non-cash compensation expense related to restricted stock	$22,125	$17,415	$13,385
Non-cash compensation expense related to stock options	923	2,460	3,307

Total stock-based compensation included in selling, general and administrative expenses	$23,048	$19,875	$16,692

Actual tax benefit for the tax deductions from vested restricted stock	$(2,089)	$(1,567)	$1,473
Actual tax benefit for the tax deductions from options exercised	(29)	354	4,294

Actual tax benefit related to stock-based compensation expense	(2,118)	(1,213)	5,767
Income tax benefit related to non-cash compensation expense	8,989	7,751	6,511

Total tax benefit related to stock-based compensation expense	$6,871	$6,538	$12,278

Restricted Stock Units

In 2010, Quanta adopted the Restricted Stock Unit Plan (the RSU Plan), pursuant to which restricted stock unit awards (RSUs) may be made to certain employees and consultants of Quanta’s Canadian operations. The RSU Plan is intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta by providing the participants with rights to receive a cash bonus that is determined by reference to Quanta’s common stock price. The number of RSUs granted to a plan participant is determined based on the dollar amount of the grant and the closing price on the date of grant of a share of Quanta common stock. The RSUs vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting, the plan participant receives a cash bonus (converted to Canadian dollars using a specified exchange rate as set forth in the RSU agreement) equal to the number of RSUs vested multiplied by Quanta’s common stock price on the vesting date.

Compensation expense related to RSUs was $0.5 million, $0.0 million and $0.0 million for the years ended December 31, 2010, 2009 and 2008. Such expense is recorded in selling, general and administrative expenses. As the RSU’s are settled only in cash, they are not included in the earnings per share calculation and are classified as liabilities. Liabilities recorded under the RSUs were $0.2 million and $0.0 million at December 31, 2010 and 2009.

12.	EMPLOYEE BENEFIT PLANS:

Unions’ Multi-Employer Pension Plans

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s operating units have any current plans to withdraw from these plans. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. A number of plans to which Quanta operating units contribute or may contribute in the future are in “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that Quanta may be

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans. Contributions to all union multi-employer pension plans by Quanta were approximately $77.1 million, $84.0 million and $76.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Quanta 401(k) Plan

Quanta has a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to all non-union defined contribution plans by Quanta were approximately $10.2 million, $10.0 million and $10.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

13.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years. Related party lease expense for the years ended December 31, 2010, 2009 and 2008 was approximately $3.2 million, $5.4 million and $3.9 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES:

Joint Venture Contingencies

As described in Note 10, one of Quanta’s operating units entered into a joint venture with a third party engineering company for the purpose of providing infrastructure services under a contract with a large utility customer. Losses incurred by the joint venture are typically shared equally by the joint venture members. However, under the terms of the joint venture agreement, each member of the joint venture has guaranteed all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with this performance guarantee.

One of Quanta’s operating units operates under the terms of an unincorporated joint venture that provides joint engineering and construction services for the design and installation of fuel storage facilities under a contract for a specific customer. The joint venture is a general partnership, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. Quanta has determined that its investment in this joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, and such amounts have been proportionally consolidated in the accompanying financial statements. As a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with its joint and several liability.

In each of the above joint venture arrangements, each joint venturer has indemnified the other party for any liabilities incurred in excess of the liabilities for which such other party is obligated to bear under the respective joint venture agreement. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if the other joint venturer failed or refused to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 13. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2010 (in thousands):

Operating
Leases

Year Ending December 31 —
2011	$44,156
2012	29,720
2013	22,135
2014	12,397
2015	8,176
Thereafter	24,250

Total minimum lease payments	$140,834

Rent expense related to operating leases was approximately $109.4 million, $112.2 million and $107.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2010, the maximum guaranteed residual value was approximately $116.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed various amounts of capital for expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of December 31, 2010, Quanta estimates these committed capital expenditures to be approximately $15.1 million for the year ended December 31, 2011.

Litigation and Claims

Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainty of litigation.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Fire Litigation — San Diego County.  On June 18, 2010, PAR Electrical Contractors, Inc., a wholly-owned subsidiary of Quanta (PAR), was named as a third party defendant in four lawsuits in California state court in San Diego County, California, all of which arise out of a wildfire in the San Diego area that started on October 21, 2007 referred to as the Witch Creek fire. The California Department of Forestry and Fire Protection issued a report concluding that the Witch Creek fire was started when the conductors of a three phase 69kV transmission line, known as TL 637, owned by San Diego Gas & Electric (SDG&E) touched each other, dropping sparks on dry grass. The Witch Creek fire, together with another wildfire referred to as the Guejito fire that merged with the Witch Creek fire, burned a reported 198,000 acres, over 1,500 homes and structures and is alleged to have caused 2 deaths and numerous personal injuries.

Numerous additional lawsuits were filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant seeking contractual and equitable indemnification for losses related to the Witch Creek fire, although a claim for specific damages has not been made. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. Quanta does not believe that the work done by PAR was the cause of the contact between the conductors. However, PAR has notified its various insurers of the claims. One insurer has accepted PAR’s notification for coverage, another has issued a reservation of rights letter, while others have not stated their position or have denied coverage. PAR is vigorously defending the third party claims and continues to work with the insurers to ensure coverage of any potential liabilities. An amount equal to the deductibles under Quanta’s applicable insurance policies has been expensed, and a liability and corresponding insurance recovery receivable of $35 million have been recorded in connection with these matters. Given PAR’s defenses to the indemnity claims, as well as the potential for insurance coverage, Quanta cannot estimate the amount of any possible loss or the range of possible losses which may exceed Quanta’s applicable insurance coverage. However, due to the nature of these claims, an adverse result in these proceedings leading to a significant uninsured loss could have a material effect on Quanta’s consolidated financial condition, results of operations and cash flows.

California Fire Claim — Amador County.  In October 2004, a wildfire in Amador County, California, burned 16,800 acres. The United States Forest Service alleged that the fire originated as a result of the activities of a Quanta subsidiary crew performing vegetation management under a contract with Pacific Gas & Electric Co. (PG&E). In November 2007, the United States Department of Agriculture (USDA) sent a written demand to the Quanta subsidiary for payment of fire suppression costs of approximately $8.46 million. The USDA recently communicated verbally that it also intends to seek past and future restoration and other damages of approximately $51.3 million. No litigation has been filed. PG&E tendered defense and indemnification for the matter to Quanta in 2010. The USDA, Quanta, its subsidiary and PG&E have entered into a tolling agreement with respect to the filing of any litigation and are exchanging information on an informal basis.

Quanta and its subsidiary intend to vigorously defend any liability and damage allegations. Quanta has notified its insurers, and one insurer is participating under a reservation of rights. Other insurers in that policy year have not stated a position regarding coverage. Given Quanta’s intent to vigorously defend and the potential for insurance coverage, Quanta has not reserved any losses and cannot estimate the amount of any loss or the range of any possible losses. However, due to the nature of these claims, an adverse result leading to a significant uninsured loss could have a material effect on Quanta’s consolidated financial condition, results of operation and cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and its accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income Quanta receives from these investments and is likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications and cable television system operators, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States, which may be heightened as a result of negative economic and market conditions. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. One customer accounted for approximately 11% of consolidated revenues during the year ended December 31, 2010 and approximately 12% of billed and accrued receivables at December 31, 2010. Business with this customer is included in the Natural Gas and Pipeline Infrastructure Services segment. No other customers represented 10% or more of revenues for the years ended December 31, 2010, 2009 and 2008 or of accounts receivable as of December 31, 2010 and 2009.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, Quanta’s workers’ compensation claims were subject to an annual cumulative aggregate liability of up to $1.0 million on claims in excess of $2.0 million per occurrence. Quanta’s deductibles were generally lower in periods prior to August 1, 2008.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2010 and 2009, the gross amount accrued for insurance claims totaled $216.8 million and $184.7 million, with $164.3 million and $130.1 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2010 and 2009 were $66.3 million and $33.7 million, of which $9.4 million and $13.4 million are

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in prepaid expenses and other current assets and $56.9 million and $20.3 million are included in other assets, net.

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

As of December 31, 2010, Quanta had $177.0 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2010, the total amount of outstanding performance bonds was approximately $1.10 billion, and the estimated cost to complete these bonded projects was approximately $521.4 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta has also guaranteed the obligations of its wholly owned subsidiary under the joint venture arrangement with a third party engineering company.

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

Collective Bargaining Agreements

Certain of Quanta’s operating units are parties to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates are determined annually and are assessed on a “pay-as-you go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of union employees that Quanta has employed at any given time and the plans in which they may participate vary depending on projects Quanta has ongoing at any time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s operating units have any current plans to withdraw from these plans. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. A number of plans to which Quanta operating units contribute or may contribute in the future are in “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by the plans. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of December 31, 2010, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

15.	SEGMENT INFORMATION:

Quanta presents its operations under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. This structure is generally focused on broad end-user markets for Quanta’s services.

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including repairing infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gas gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, pipeline integrity and rehabilitation and fabrication of pipeline

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support systems and related structures and facilities. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including repairing telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs and maintains fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with licensing terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. The Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunications customers.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2010	2009	2008

Revenues from external customers:
Electric Power	$2,048,247	$2,067,845	$2,301,566
Natural Gas and Pipeline	1,403,250	784,657	879,541
Telecommunications	372,934	378,363	536,778
Fiber Optic Licensing	106,787	87,261	62,328

Consolidated	$3,931,218	$3,318,126	$3,780,213

Operating income:
Electric Power	$209,908	$226,109	$247,671
Natural Gas and Pipeline	119,193	62,663	76,169
Telecommunications	14,864	25,346	41,917
Fiber Optic Licensing	52,698	44,143	32,773
Corporate and non-allocated costs	(140,480)	(116,139)	(109,363)

Consolidated	$256,183	$242,122	$289,167

Depreciation:
Electric Power	$40,781	$40,284	$40,358
Natural Gas and Pipeline	43,552	27,579	22,432
Telecommunications	6,631	6,520	6,458
Fiber Optic Licensing	12,749	9,419	6,140
Corporate and non-allocated costs	3,794	3,060	2,266

Consolidated	$107,507	$86,862	$77,654

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

Foreign Operations

Quanta does not have significant operations or long-lived assets in countries outside of the United States. During 2010, 2009, and 2008, Quanta derived $256.1 million, $112.2 million and $98.8 million, respectively, of its revenues from foreign operations, the majority of which was earned in Canada. In addition, Quanta held property and equipment of $94.0 million and $57.1 million in foreign countries as of December 31, 2010 and 2009. The increase in property and equipment held by Quanta in foreign countries from 2009 to 2010 is primarily associated with the acquisition of Valard.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2010 and 2009 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2010:
Revenues	$748,283	$870,502	$1,206,007	$1,106,426
Gross profit	129,142	156,037	189,994	159,250
Net income	24,100	33,323	63,700	34,434
Net income attributable to common stock	23,744	32,986	62,780	33,666
Basic earnings per share attributable to common stock	$0.11	$0.16	$0.30	$0.16
Diluted earnings per share attributable to common stock	$0.11	$0.16	$0.30	$0.16
2009:
Revenues	$738,530	$813,379	$780,794	$985,423
Gross profit	117,131	137,782	147,628	190,947
Net income	21,490	33,644	63,956	44,445
Net income attributable to common stock	21,354	33,427	63,436	43,945
Basic earnings per share attributable to common stock	$0.11	$0.17	$0.32	$0.21
Diluted earnings per share attributable to common stock	$0.11	$0.17	$0.32	$0.21

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our directors and executive officers required by Item 401 of Regulation S-K is set forth under the sections entitled “Proposal No. 1: Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2010 (2011 Proxy Statement), which sections are incorporated herein by reference.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, which section is incorporated herein by reference.

Information regarding our adoption of a code of ethics required by Item 406 of Regulation S-K is set forth under the section entitled “Corporate Governance — Code of Ethics and Business Conduct” in our 2011 Proxy Statement, which section is incorporated herein by reference.

Information regarding any changes in our director nomination procedures required by Item 407(c)(3) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Identifying and Evaluating Nominees for Director” and “Additional Information — Stockholder Proposals and Nominations of Directors for the 2012 Annual Meeting” in our 2011 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our audit committee required by Item 407(d)(4) and (d)(5) of Regulation S-K is set forth under the section entitled “Corporate Governance — Audit Committee” in our 2011 Proxy Statement, which section is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive officer and director compensation required by Item 402 of Regulation S-K is set forth under the sections entitled “Executive Compensation and Other Matters” and “Corporate Governance — Director Compensation” in our 2011 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our compensation committee required by Item 407(e)(4) and (e)(5) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2011 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth under the section entitled “Executive Compensation and Other Matters — Equity Compensation Plan Information” in our 2011 Proxy Statement, which section is incorporated herein by reference.

Information regarding security ownership required by Item 403 of Regulation S-K is set forth under the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons, promoters and certain control persons required by Item 404 of Regulation S-K is set forth under the section entitled “Certain Transactions” in our 2011 Proxy Statement, which section is incorporated herein by reference.

Information regarding director independence required by Item 407(a) of Regulation S-K is set forth under the section entitled “Corporate Governance — Board Independence” in our 2011 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is set forth under the section entitled “Audit Fees” in our 2011 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report

(1) Financial Statements.  Reference is made to the Index to Consolidated Financial Statements on page 62 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

EXHIBIT INDEX

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed March 19, 2007 and incorporated herein by reference)
2.2		—	Agreement and Plan of Merger dated September 2, 2009, by and among Quanta Services, Inc., Quanta Sub, LLC, Price Gregory Services, Incorporated, and certain stockholders of Price Gregory Services, Incorporated named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed September 8, 2009 and incorporated herein by reference)
2.3		—	Share Purchase Agreement dated as of October 22, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., the stockholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd., and the covenantors named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated December 9, 2010 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed December 15, 2010 and incorporated herein by reference)
3.3		—	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)
4.2		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.3		—	Indenture regarding 3.75% Convertible Subordinated Notes dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.2*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.5*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.7*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.9*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)
10	.10*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)
10	.11*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.12*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.13*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.14*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.15*	—	Employment Agreement dated as of October 27, 2008, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed October 31, 2008 and incorporated herein by reference)
10	.16*	—	Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008 by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.18*ˆ	—	Letter Agreement dated December 10, 2010, by and between Quanta Services, Inc. and John R. Wilson regarding Mr. Wilson’s employment (filed herewith)
10	.19*ˆ	—	Employment Agreement dated December 10, 2010, effective December 31, 2010, by and between PAR Electrical Contractors, Inc. and John R. Wilson (filed herewith)
10	.20*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.21*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.22*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.23*	—	Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)
10.24		—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.25		—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.26		—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.27		—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.28		—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.29		—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.30		—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.31		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.32		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10.33		—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10.34		—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)
10.35		—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, PA., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)
10.36		—	Support Agreement dated as of October 25, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., and certain stockholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)
10	.37*ˆ	—	Director Compensation Summary effective as of the 2010 Annual Meeting of the Board of Directors (filed herewith)
10	.38*	—	2010 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (No. 001-13831) filed May 10, 2010 and incorporated herein by reference)
10	.39*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1ˆ	—	Subsidiaries (filed herewith)
23	.1ˆ	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1ˆ	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2ˆ	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1ˆ	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.	XBRL Instance Document.
INS†
101.	XBRL Taxonomy Extension Schema Document.
SCH†
101.	XBRL Taxonomy Extension Calculation Linkbase Document.
CAL†

101.	XBRL Taxonomy Extension Label Linkbase Document.
LAB†
101.	XBRL Taxonomy Extension Presentation Linkbase Document.
PRE†
101.	XBRL Taxonomy Extension Definition Linkbase Document.
DEF†

*	Management contracts or compensatory plans or arrangements

ˆ	Filed or furnished with this Annual Report on Form 10-K.

†	Furnished with this Annual Report on Form 10-K and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) the Consolidated Statements of Equity. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 1, 2011.

Signature	Title

/s/ JOHN R. COLSON John R. Colson	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Vice President and Chief Accounting Officer

/s/ JAMES R. BALL James R. Ball	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ RALPH R. DISIBIO Ralph R. Disibio	Director

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

Signature	Title

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Director

/s/ JOHN R. WILSON John R. Wilson	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit
No.			Description

2.1		—	Agreement and Plan of Merger dated as of March 18, 2007, by and among Quanta Services, Inc., InfraSource Services, Inc. and Quanta MS Acquisition, Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed March 19, 2007 and incorporated herein by reference)
2.2		—	Agreement and Plan of Merger dated September 2, 2009, by and among Quanta Services, Inc., Quanta Sub, LLC, Price Gregory Services, Incorporated, and certain stockholders of Price Gregory Services, Incorporated named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed September 8, 2009 and incorporated herein by reference)
2.3		—	Share Purchase Agreement dated as of October 22, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., the stockholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd., and the covenantors named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)
3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated December 9, 2010 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed December 15, 2010 and incorporated herein by reference)
3.3		—	Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)
4.1		—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)
4.2		—	Indenture regarding 4.5% Convertible Subordinated Debentures between Quanta Services, Inc. and Wells Fargo Bank, N.A., Trustee, dated as of October 17, 2003 (previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003 (No. 001-13831) filed November 14, 2003 and incorporated herein by reference)
4.3		—	Indenture regarding 3.75% Convertible Subordinated Notes dated as of May 3, 2006, between Quanta Services, Inc. and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 99.2 to the Company’s Form 8-K (001-13831) filed May 4, 2006 and incorporated herein by reference)
10	.1*	—	2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)
10	.2*	—	2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)
10	.3*	—	2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.4*	—	2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s 2004 Form 10-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10	.5*	—	First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 23, 2007 and incorporated herein by reference)
10	.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.7*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Employee/Consultant Restricted Stock Agreement (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.8*	—	Quanta Services, Inc. 2007 Stock Incentive Plan Form of Non-Employee Director Restricted Stock Agreement (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)
10	.9*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)
10	.10*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)
10	.11*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.44 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.12*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.13*	—	Second Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarterly period June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.14*	—	Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.15*	—	Employment Agreement dated as of October 27, 2008, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed October 31, 2008 and incorporated herein by reference)
10	.16*	—	Amended and Restated Employment Agreement, dated as of May 21, 2003, by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.46 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
10	.17*	—	Amendment No. 1 to Amended and Restated Employment Agreement dated as of November 6, 2008 by and between Quanta Services, Inc. and John R. Wilson (previously filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.18*ˆ	—	Letter Agreement dated December 10, 2010, by and between Quanta Services, Inc. and John R. Wilson regarding Mr. Wilson’s employment (filed herewith)
10	.19*ˆ	—	Employment Agreement dated December 10, 2010, effective December 31, 2010, by and between PAR Electrical Contractors, Inc. and John R. Wilson (filed herewith)
10	.20*	—	Employment Agreement, dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)
10	.21*	—	Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)

Exhibit
No.			Description

10	.22*	—	Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)
10	.23*	—	Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)
10.24		—	Amended and Restated Credit Agreement, dated as of June 12, 2006, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.25		—	First Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.26		—	Second Amendment to Amended and Restated Credit Agreement, dated as of September 19, 2007, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 10.1 to Quanta’s Form 8-K (001-13831) filed September 25, 2007 and incorporated herein by reference)
10.27		—	Amended and Restated Security Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Debtors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.28		—	Amended and Restated Pledge Agreement, dated as of June 12, 2006, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed June 15, 2006 and incorporated herein by reference)
10.29		—	First Amendment to Amended and Restated Pledge Agreement, dated as of August 30, 2007, among Quanta Services, Inc., the other Pledgors identified therein and Bank of America, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.2 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.30		—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)
10.31		—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)
10.32		—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement dated as of December 19, 2003, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

Exhibit
No.			Description

10.33		—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)
10.34		—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)
10.35		—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement, dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, PA., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)
10.36		—	Support Agreement dated as of October 25, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., and certain stockholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)
10	.37*ˆ	—	Director Compensation Summary effective as of the 2010 Annual Meeting of the Board of Directors (filed herewith)
10	.38*	—	2010 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (No. 001-13831) filed May 10, 2010 and incorporated herein by reference)
10	.39*	—	Form of Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed May 31, 2005 and incorporated herein by reference)
21	.1ˆ	—	Subsidiaries (filed herewith)
23	.1ˆ	—	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	.1ˆ	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
31	.2ˆ	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith)
32	.1ˆ	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.	XBRL Instance Document.
INS†
101.	XBRL Taxonomy Extension Schema Document.
SCH†
101.	XBRL Taxonomy Extension Calculation Linkbase Document.
CAL†
101.	XBRL Taxonomy Extension Label Linkbase Document.
LAB†

101.	XBRL Taxonomy Extension Presentation Linkbase Document.
PRE†
101.	XBRL Taxonomy Extension Definition Linkbase Document.
DEF†

*	Management contracts or compensatory plans or arrangements

ˆ	Filed or furnished with this Annual Report on Form 10-K.

†	Furnished with this Annual Report on Form 10-K and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) the Consolidated Statements of Equity. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.