Form 10-Q
period 2011-03-31
QUANTA SERVICES INC
filed 2011-05-06
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file no. 001-13831

Quanta Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2851603

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 2600
Houston, Texas 77056
(Address of principal executive offices, including zip code)

(713) 629-7600
(Registrant’s telephone number, including area code)

1360 Post Oak Boulevard, Suite 2100
Houston, Texas 77056
(Former name, former address and former fiscal year, if changed since last report)

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

As of April 27, 2011, the number of outstanding shares of Common Stock of the Registrant was 211,740,677. As of the same date, 3,909,110 Exchangeable Shares, 432,485 shares of Limited Vote Common Stock and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$503,019	$539,221
Accounts receivable, net of allowances of $6,089 and $6,105	767,126	766,387
Costs and estimated earnings in excess of billings on uncompleted contracts	110,939	135,475
Inventories	53,091	51,754
Prepaid expenses and other current assets	128,149	103,527

Total current assets	1,562,324	1,596,364
Property and equipment, net of accumulated depreciation of $451,889 and $428,025	910,530	900,768
Other assets, net	98,229	88,858
Other intangible assets, net of accumulated amortization of $141,116 and $134,735	189,086	194,067
Goodwill	1,564,393	1,561,155

Total assets	$4,324,562	$4,341,212

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$1,156	$1,327
Accounts payable and accrued expenses	394,849	415,947
Billings in excess of costs and estimated earnings on uncompleted contracts	86,706	83,121

Total current liabilities	482,711	500,395
Deferred income taxes	214,187	212,200
Insurance and other non-current liabilities	267,886	261,698

Total liabilities	964,784	974,293

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 300,000,000 shares authorized, 214,850,437 and 213,981,415 shares issued and 211,735,631 and 211,138,091 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Limited Vote Common Stock, $.00001 par value, 3,345,333 shares authorized, 432,485 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,166,813	3,162,779
Retained earnings	211,418	229,012
Accumulated other comprehensive income	25,300	14,122
Treasury stock, 3,114,806 and 2,843,324 common shares, at cost	(46,408)	(40,360)

Total stockholders’ equity	3,357,125	3,365,555
Noncontrolling interests	2,653	1,364

Total equity	3,359,778	3,366,919

Total liabilities and equity	$4,324,562	$4,341,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$848,959	$748,283
Cost of services (including depreciation)	778,068	619,141

Gross profit	70,891	129,142
Selling, general and administrative expenses	91,541	81,004
Amortization of intangible assets	6,266	5,848

Operating income (loss)	(26,916)	42,290
Interest expense	(255)	(2,864)
Interest income	286	369
Other income (expense), net	(65)	371

Income (loss) before income taxes	(26,950)	40,166
Provision (benefit) for income taxes	(10,645)	16,066

Net income (loss)	(16,305)	24,100
Less: Net income attributable to noncontrolling interests	1,289	356

Net income (loss) attributable to common stock	$(17,594)	$23,744

Earnings (loss) per share attributable to common stock:
Basic earnings (loss) per share	$(0.08)	$0.11

Diluted earnings (loss) per share	$(0.08)	$0.11

Shares used in computing earnings (loss) per share:
Weighted average basic shares outstanding	214,167	208,673

Weighted average diluted shares outstanding	214,167	210,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$(16,305)	$24,100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation	28,196	26,584
Amortization of intangible assets	6,266	5,848
Non-cash interest expense	—	1,137
Amortization of debt issuance costs	118	231
Amortization of deferred revenue	(2,950)	(1,152)
Gain on sale of property and equipment	(8)	(430)
Foreign currency (gain) loss	255	(285)
Provision for (recovery of) doubtful accounts	433	(48)
Deferred income tax provision	11,483	11,930
Non-cash stock-based compensation	5,541	6,002
Tax impact of stock-based equity awards	(2,014)	(1,969)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(9,849)	16,797
Costs and estimated earnings in excess of billings on uncompleted contracts	25,409	4,668
Inventories	(1,145)	348
Prepaid expenses and other current assets	(36,047)	7,697
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(17,161)	(94,758)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,537	(3,867)
Other, net	53	793

Net cash provided by (used in) operating activities	(4,188)	3,626

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	3,193	932
Additions of property and equipment	(37,488)	(43,799)

Net cash used in investing activities	(34,295)	(42,867)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	1,794	—
Payments on other long-term debt	(1,991)	(3,294)
Tax impact of stock-based equity awards	2,014	1,969
Exercise of stock options	507	190

Net cash provided by (used in) financing activities	2,324	(1,135)

Effect of foreign exchange rate changes on cash and cash equivalents	(43)	571
Net decrease in cash and cash equivalents	(36,202)	(39,805)
Cash and cash equivalents, beginning of period	539,221	699,629

Cash and cash equivalents, end of period	$503,019	$659,824

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(137)	$(159)
Income taxes paid	$(2,775)	$(34,403)
Income tax refunds	$175	$1,722

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

Acquisitions

On October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. In connection with the acquisition, Quanta paid the former owners of Valard approximately $118.9 million in cash and issued 623,720 shares of Quanta common stock and 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta. In addition, one share of Quanta Series F preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time was issued to a voting trust on behalf of the holders of the exchangeable shares. The aggregate value of the common stock and exchangeable shares issued was approximately $88.5 million. The exchangeable shares are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In connection with the acquisition, Quanta also repaid $12.8 million in Valard debt at the closing of the acquisition. As this transaction was effective October 25, 2010, the results of Valard have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. Valard’s financial results are generally included in Quanta’s Electric Power Infrastructure Services segment.

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 1, 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, purchase price allocations, liabilities for self-insured and other claims, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $503.0 million and $539.2 million as of March 31, 2011 and December 31, 2010. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At March 31, 2011 and December 31, 2010, cash equivalents were $450.0 million and $460.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of March 31, 2011 and December 31, 2010, cash and cash equivalents held in domestic bank accounts was approximately $502.1 million and $509.6 million, and cash and cash equivalents held in foreign bank accounts was approximately $0.9 million and $29.6 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for 90 days. In addition to balances that have been outstanding for 90 days, Quanta also includes accounts receivable in its analysis of the allowance for doubtful accounts if they relate to customers in bankruptcy or with other known difficulties. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of March 31, 2011 and December 31, 2010, Quanta had total allowances for doubtful accounts of approximately $7.3 million, of which approximately $6.1 million was included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the next twelve months. Current retainage balances as of March 31, 2011 and December 31, 2010 were approximately $114.0 million and $119.4 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of March 31, 2011 and December 31, 2010 were $20.1 million and $8.0 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At March 31, 2011 and December 31, 2010, the balances of unbilled receivables included in accounts receivable were approximately $124.3 million and $103.5 million.

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

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2010, a goodwill impairment analysis was performed for each of Quanta’s operating units, which indicated that the implied fair value of each of Quanta’s operating units was substantially in excess of carrying value. Following the analysis, management concluded that no impairment was indicated at any operating unit. As discussed generally above, when evaluating the 2010 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. As of March 31, 2011, there were no known factors that would indicate the need for an interim impairment assessment at any of Quanta’s reporting units; however, circumstances such as continued market declines, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

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

Investments in Joint Ventures

In the normal course of business, Quanta enters into various types of joint venture agreements, each having unique terms and conditions, with Quanta owning an equity interest in either an incorporated or an unincorporated company as a result. Quanta determines whether a joint venture is a variable interest entity (VIE) based on the characteristics of the entity involved. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally meet both of the following characteristics: (i) the power to direct the activities

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary and the VIE is consolidated, the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. In cases where Quanta determines it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (i.e., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2011 and December 31, 2010, Quanta had approximately $49.3 million and $83.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of March 31, 2011 and December 31, 2010, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $46.6 million and $44.4 million and are recognized as deferred revenue, with $37.0 million and $34.7 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at March 31, 2011 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2011	$65,992
2012	71,866
2013	57,317
2014	40,175
2015	20,710
Thereafter	70,653

Fixed non-cancelable minimum licensing revenues	$326,713

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

Quanta records reserves for expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of March 31, 2011, the total amount of unrecognized tax benefits relating to uncertain tax positions was $53.2 million, an increase from December 31, 2010 of $2.6 million, which primarily relates to tax positions expected to be taken for 2011. Quanta recognized $0.8 million and $1.0 million of interest expense and penalties in the provision for income taxes for the quarters ended March 31, 2011 and 2010. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $8.7 million due to the expiration of certain statutes of limitations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Quanta recognizes compensation expense for all stock-based compensation based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based awards is recognized using the graded vesting method over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock and stock options (excess tax benefit) are classified as financing cash flows.

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations. However, Quanta has foreign operating units in Canada, for which Quanta considers the Canadian dollar to be the functional currency. Generally, the currency in which the operating unit transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent company and the nature of the operating unit’s operations must also be considered. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. If transactions are denominated in the operating units’ functional currency, the translation gains and losses are included as a separate component of equity under the caption “Accumulated other comprehensive income.” If transactions are not denominated in the operating units’ functional currency, the translation gains and losses are included within the statement of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Quanta records other comprehensive income (loss), net of tax, for the foreign currency translation adjustment related to its foreign operations and for changes in fair value of its derivative contracts that are classified as cash flow hedges, as applicable.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at March 31, 2011 and December 31, 2010, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired included goodwill, backlog, customer relationships, trade names and covenants not-to-compete. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market based approach to determining the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periodically engages the services of an independent valuation firm to assist management with this valuation process, which includes assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2010, the carrying amounts of such assets, including goodwill, was compared to their fair values. No changes in carrying amount resulted. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

None.

Accounting Standards Not Yet Adopted

None.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2010 and March 31, 2011 is as follows (in thousands):

		Natural Gas and
	Electric Power	Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2010:
Goodwill	$741,276	$337,911	$545,232	$1,624,419
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	741,276	337,911	481,968	1,561,155
Foreign currency translation related to goodwill	3,286	—	—	3,286
Purchase price adjustments related to prior periods	—	(48)	—	(48)

Balance at March 31, 2011:
Goodwill	744,562	337,863	545,232	1,627,657
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	$744,562	$337,863	$481,968	$1,564,393

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

Intangible assets are comprised of (in thousands):

	As of		Three Months Ended		As of
	December 31, 2010		March 31, 2011		March 31, 2011
				Foreign
	Intangible	Accumulated	Amortization	Currency	Intangible
	Assets	Amortization	Expense	Adjustments	Assets, Net

Customer relationships	$153,100	$(27,880)	$(2,524)	$714	$123,410
Backlog	108,421	(88,429)	(2,149)	396	18,239
Trade names	27,249	(1,005)	(227)	100	26,117
Non-compete agreements	23,954	(13,164)	(1,049)	75	9,816
Patented rights and developed technology	16,078	(4,257)	(317)	—	11,504

Total intangible assets	$328,802	$(134,735)	$(6,266)	$1,285	$189,086

Expenses for the amortization of intangible assets were $6.3 million and $5.8 million for the three months ended March 31, 2011 and 2010. The remaining weighted average amortization period for all intangible assets as of March 31, 2011 is 12.9 years, while the remaining weighted average amortization periods for customer relationships, backlog, trade names, non-compete agreements and the patented rights and developed technology are 12.4 years, 1.9 years, 28.7 years, 2.9 years and 9.5 years, respectively. The estimated future aggregate amortization expense of intangible assets as of March 31, 2011 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
2011 (Remainder)	$19,984
2012	24,327
2013	14,220
2014	13,620
2015	12,840
Thereafter	104,095

Total	$189,086

5.	PER SHARE INFORMATION:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 are illustrated below (in thousands):

	Three Months Ended
	March 31,
	2011	2010

NET INCOME (LOSS):
Net income (loss) attributable to common stock	$(17,594)	$23,744

Net income (loss) attributable to common stock for diluted earnings (loss) per share	$(17,594)	$23,744

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share	214,167	208,673
Effect of dilutive stock options	—	137
Effect of shares in escrow	—	1,532

Weighted average shares outstanding for diluted earnings (loss) per share	214,167	210,342

Potential common shares are excluded from the diluted loss per share computation in the quarter ended March 31, 2011 as their inclusion would be antidilutive. For the three months ended March 31, 2010, a nominal amount of stock options were excluded from the computation of diluted earnings (loss) per share because the exercise prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard on October 25, 2010, which are exchangeable on a one-for-one basis with Quanta common shares, are included in weighted average shares outstanding for basic and diluted earnings (loss) per share in the 2011 period. Shares placed in escrow related to the acquisition of Price Gregory are included in the computation of diluted earnings per share for the quarter ended March 31, 2010. These shares were released from escrow on April 4, 2011. For the three months ended March 31, 2010, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes due 2026 (3.75% Notes) would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. The 3.75% Notes were not outstanding after May 14, 2010 and therefore had no impact on diluted shares during the quarter ended March 31, 2011.

6.	DEBT OBLIGATIONS:

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

As of March 31, 2011, Quanta had approximately $187.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $287.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. As of March 31, 2011, Quanta was in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with Quanta’s continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of all of the capital stock of certain of Quanta’s subsidiaries and substantially all of Quanta’s assets. Quanta’s U.S. subsidiaries also guarantee the repayment of all amounts due under the credit facility.

Periodically, Quanta may issue letters of credit under arrangements other than the credit facility which require that cash collateral also be provided. These letters of credit are generally issued in connection with operations in foreign jurisdictions. As of March 31, 2011, Quanta had approximately $5.6 million in letters of credit outstanding under cash collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

3.75% Convertible Subordinated Notes

As of March 31, 2011 and December 31, 2010, none of Quanta’s 3.75% Notes were outstanding. However, the 3.75% Notes were outstanding during the quarter ended March 31, 2010. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity.

On May 14, 2010, Quanta redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption.

7.	EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with acquisition of Valard as discussed in Note 1, certain former owners of Valard received exchangeable shares of Quanta Services EC Canada Ltd. (EC Canada); one of Quanta’s wholly owned Canadian subsidiaries. The exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders as far as dividends, voting and other economic rights.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited Vote Common Stock

The shares of Limited Vote Common Stock have rights similar to shares of common stock, except with respect to voting. Holders of Limited Vote Common Stock are entitled to vote as a separate class to elect one director and do not vote in the election of other directors. Holders of Limited Vote Common Stock are entitled to one-tenth of one vote for each share held on all other matters submitted for stockholder action. Each share of Limited Vote Common Stock will convert into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the quarters ended March 31, 2011 and 2010, there were no shares of Limited Vote Common Stock converted to or exchanged for common stock.

Treasury Stock

Pursuant to the stock incentive plans described in Note 8, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 271,482 and 208,261 shares of Quanta common stock during three months ended March 31, 2011 and 2010, with a total market value of $6.0 million and $4.0 million, in each case for settlement of employee tax liabilities. These shares were accounted for as treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interests

Quanta has an investment in a joint venture that provides infrastructure services, including the design, installation and maintenance of electric transmission and distribution systems in the northeast United States, under a contract awarded by a large utility customer. The joint venture members each own equal equity interests in the joint venture. Quanta has determined that the joint venture is a variable interest entity, with Quanta providing the majority of the subcontractor services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. As a result, Quanta has determined that it is the primary beneficiary of the joint venture and has accounted for the results of the joint venture on a consolidated basis. The other party’s equity interest in the joint venture has been accounted for as a noncontrolling interest in the accompanying condensed consolidated financial statements. Additionally, Quanta holds investments in other individually insignificant joint ventures that constitute variable interest entities and are also included on a consolidated basis in the accompanying financial statements. Income attributable to joint venture members has been accounted for as a reduction of reported net income (loss) attributable to common stock for the quarters ended March 31, 2011 and 2010 in the amount of $1.3 million and $0.4 million. Equity in the consolidated assets and liabilities of the joint ventures attributable to the other joint venture members has been accounted for as a noncontrolling interest component of total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $2.7 million and $1.4 million at March 31, 2011 and December 31, 2010. The carrying value of the investment held by the noncontrolling interests in these variable interest entities at March 31, 2011 and December 31, 2010 was $2.7 million and $1.4 million. There were no changes in equity as a result of transfers to/from the noncontrolling interests during the period. See Note 9 for further disclosures related to Quanta’s joint venture arrangements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income (loss), net of tax, as a result. Additionally, unrealized gains and losses from certain hedging activities are recorded in other comprehensive income (loss), net of tax. The following table presents the components of comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$(16,305)	$24,100
Foreign currency translation adjustment, net of tax	11,178	3,253
Change in unrealized loss on foreign currency cash flow hedges, net of tax	—	(131)

Comprehensive income (loss)	(5,127)	27,222
Less: Comprehensive income attributable to the noncontrolling interests	1,289	356

Comprehensive income (loss) attributable to common stock	$(6,416)	$26,866

8.	LONG-TERM INCENTIVE PLANS:

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

During the three months ended March 31, 2011 and 2010, Quanta granted 0.8 million and 1.1 million shares of restricted stock under the 2007 Plan with a weighted average grant price of $22.34 and $19.11. During the three months ended March 31, 2011 and 2010, 0.8 million and 0.6 million shares vested with an approximate fair value at the time of vesting of $19.0 million and $11.9 million.

As of March 31, 2011, there was approximately $32.5 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.18 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Non-cash compensation expense related to restricted stock	$5,541	$5,821
Non-cash compensation expense related to stock options	—	181

Total stock-based compensation included in selling, general and administrative expenses	$5,541	$6,002

Actual tax benefit (expense) from vested restricted stock	$(1,876)	$(1,937)
Actual tax benefit (expense) from options exercised	(90)	(32)

Actual tax benefit (expense) related to stock-based compensation expense	(1,966)	(1,969)
Income tax benefit related to non-cash compensation expense	2,161	2,341

Total tax benefit related to stock-based compensation expense	$195	$372

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

Compensation expense related to RSUs was $0.3 million and $0.0 million for the three months ended March 31, 2011 and 2010. Such expense is recorded in selling, general and administrative expenses. As the RSUs are settled only in cash, they are not included in the calculation of earnings per share and the estimated earned value of the RSUs are classified as liabilities. Liabilities recorded under the RSUs were $0.4 million and $0.2 million at March 31, 2011 and December 31, 2010.

9.	COMMITMENTS AND CONTINGENCIES:

Joint Venture Contingencies

As described in Note 7, one of Quanta’s operating units operates in a joint venture with a third party engineering company for the purpose of providing infrastructure services under a contract with a large utility customer. Losses incurred by the joint venture are typically shared equally by the joint venture members. However, under the terms of the joint venture agreement, each member of the joint venture has guaranteed all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with this performance guarantee.

One of Quanta’s operating units operates under the terms of a contractual joint venture that provides joint engineering and construction services for the design and installation of fuel storage facilities under a contract with a

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific customer. The joint venture is a general partnership, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. Quanta has determined that its investment in this joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, and such amounts have been proportionally consolidated in the accompanying financial statements. As a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with its joint and several liabilities.

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2011 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2011	$33,611
2012	31,161
2013	23,036
2014	13,082
2015	8,737
Thereafter	25,019

Total minimum lease payments	$134,646

Rent expense related to operating leases was approximately $26.1 million and $26.8 million for the three months ended March 31, 2011 and 2010.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2011, the maximum guaranteed residual value was approximately $116.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. As of March 31, 2011, Quanta estimates these committed capital expenditures to be approximately $24.0 million for the period April 1, 2011 through December 31, 2011 and $4.3 million thereafter.

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

California Fire Litigation — San Diego County.  On June 18, 2010, PAR Electrical Contractors, Inc., a wholly owned subsidiary of Quanta (PAR), was named as a third party defendant in four lawsuits in California state court in San Diego County, California, all of which arise out of a wildfire in the San Diego area that started on October 21, 2007 referred to as the Witch Creek fire. The California Department of Forestry and Fire Protection issued a report concluding that the Witch Creek fire was started when the conductors of a three phase 69kV transmission line, known as TL 637, owned by San Diego Gas & Electric (SDG&E) touched each other, dropping sparks on dry grass. The Witch Creek fire, together with another wildfire referred to as the Guejito fire that merged with the Witch Creek fire, burned a reported 198,000 acres, over 1,500 homes and structures and is alleged to have caused 2 deaths and numerous personal injuries.

Numerous additional lawsuits were filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant seeking contractual and equitable indemnification for losses related to the Witch Creek fire, although a claim for specific damages has not been made. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. Quanta does not believe that the work done by PAR was the cause of the contact between the conductors. However, PAR has notified its various insurers of the claims. One insurer is participating in the defense of the matter, while others have reserved their rights to contest coverage, not stated their position or denied coverage. One insurer filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division on April 15, 2011 seeking a declaratory judgment that coverage does not exist. PAR is vigorously defending the third party claims and continues to work with the insurers to ensure coverage of any potential liabilities. An amount equal to the deductibles under Quanta’s applicable insurance policies has been expensed, and a liability and corresponding insurance recovery receivable of $35 million have been recorded in connection with these matters. Given PAR’s defenses to the indemnity claims, as well as the potential for insurance coverage, Quanta cannot estimate the amount of any possible loss or the range of possible losses that may exceed Quanta’s applicable insurance coverage. However, due to the nature of these claims, an adverse result in these proceedings leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Fire Claim — Amador County.  In October 2004, a wildfire in Amador County, California, burned 16,800 acres. The United States Forest Service alleged that the fire originated as a result of the activities of a Quanta subsidiary crew performing vegetation management under a contract with Pacific Gas & Electric Co. (PG&E). In November 2007, the United States Department of Agriculture (USDA) sent a written demand to the Quanta subsidiary for payment of fire suppression costs of approximately $8.5 million. The USDA recently communicated verbally that it also intends to seek past and future restoration and other damages of approximately $51.3 million. No litigation has been filed. PG&E tendered defense and indemnification for the matter to Quanta in 2010. The USDA, Quanta, its subsidiary and PG&E have entered into a tolling agreement with respect to the filing of any litigation and are exchanging information on an informal basis.

Quanta and its subsidiary intend to vigorously defend against any liability and damage allegations. Quanta has notified its insurers, and one insurer is participating under a reservation of rights. Other insurers in that policy year have not stated a position regarding coverage. Quanta has recorded a liability and corresponding insurance recovery receivable of approximately $8.5 million associated with this matter. Given Quanta’s intent to vigorously defend against the allegations and the potential for insurance coverage, Quanta cannot estimate the amount of any loss or the range of any possible losses that might exceed its insurance coverage. However, due to the nature of these claims, an adverse result leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operation and cash flows.

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income Quanta receives from these investments and is likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed over the past two years. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. At December 31, 2010, one customer accounted for approximately 12% of billed and unbilled receivables. Revenues from this customer are included in the Natural Gas and Pipeline Infrastructure Services segment. No customers represented 10% or more of accounts receivable as of March 31, 2011, and no customers represented 10% or more of revenues for the three months ended March 31, 2011 or 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, Quanta’s workers’ compensation claims were subject to an annual cumulative aggregate deductible of $1.0 million on claims in excess of $2.0 million per occurrence.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2011 and December 31, 2010, the gross amount accrued for insurance claims totaled $218.6 million and $216.8 million, with $164.8 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2011 and December 31, 2010 were $64.9 million and $66.3 million, of which $10.4 million and $9.4 million are included in prepaid expenses and other current assets and $54.5 million and $56.9 million are included in other assets, net.

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

As of March 31, 2011, Quanta had $187.9 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011 and 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. Quanta also had approximately $5.6 million in letters of credit outstanding under cash-collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2011, the total amount of outstanding performance bonds was approximately $1.4 billion, and the estimated cost to complete these bonded projects was approximately $700.5 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations, certain joint venture arrangements and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta also guarantees the obligations of its wholly owned subsidiary that is a party to the joint venture arrangement with a third party engineering company.

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

Collective Bargaining Agreements

Certain of Quanta’s operating units are parties to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on projects Quanta has ongoing at any time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements.

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of Quanta’s operating units have any current plans to withdraw from these plans. In addition, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. A number of plans to which Quanta operating units contribute or may contribute in the future are in “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by the plans. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future work that requires the specific use of the union employees covered by these plans, and the amount of that future work and the number of affected employees that may be needed cannot be estimated.

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of March 31,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist in connection with any of these indemnity obligations.

10.	SEGMENT INFORMATION:

Quanta presents its operations under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. This structure is generally focused on broad end-user markets for Quanta’s services. See Note 1 for additional information regarding reportable segments.

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

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended March 31,
	2011	2010

Revenues from external customers:
Electric Power	$566,461	$456,821
Natural Gas and Pipeline	176,823	188,934
Telecommunications	79,393	78,226
Fiber Optic Licensing	26,282	24,302

Consolidated	$848,959	$748,283

Operating income (loss):
Electric Power	$31,318	$39,817
Natural Gas and Pipeline	(36,993)	18,374
Telecommunications	(3,612)	(800)
Fiber Optic Licensing	12,035	12,119
Corporate and non-allocated costs	(29,664)	(27,220)

Consolidated	$(26,916)	$42,290

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2011	2010

Depreciation:
Electric Power	$12,434	$9,901
Natural Gas and Pipeline	9,875	11,176
Telecommunications	1,398	1,706
Fiber Optic Licensing	3,418	3,038
Corporate and non-allocated costs	1,071	763

Consolidated	$28,196	$26,584

Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets which are held at the operating unit level, including operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, each quarter total depreciation expense is allocated amongst Quanta’s reportable segments based upon the ratio of each reportable segment’s revenue contribution to consolidated revenues.

Foreign Operations

During the three months ended March 31, 2011 and 2010, Quanta derived $109.3 million and $47.4 million of its revenues from foreign operations, the majority of which was earned in Canada. In addition, Quanta held property and equipment of $95.8 million and $94.0 million in foreign countries as of March 31, 2011 and December 31, 2010.

11.	SUBSEQUENT EVENT:

On May 3, 2011, Quanta’s Board of Directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $100.0 million of its outstanding common stock. These repurchases may be made in open market transactions, in privately negotiated transactions, including block purchases, or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which will be effective on May 9, 2011, does not obligate Quanta to acquire any specific amount of common stock and will continue until otherwise modified or terminated by Quanta’s Board of Directors at any time at its sole discretion and without notice. The stock repurchase program will be funded with cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on March 1, 2011 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

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

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the quarter ended March 31, 2011 were approximately $849.0 million, of which 67% was attributable to the Electric Power Infrastructure Services segment, 21% to the Natural Gas and Pipeline Infrastructure Services segment, 9% to the Telecommunications Infrastructure Services segment and 3% to the Fiber Optic Licensing segment.

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

Recent Acquisition

On October 25, 2010, we acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. This acquisition allows us to further expand our electric power infrastructure capabilities and scope of services in Canada. Because of the type of work performed by Valard, its financial results are generally included in the Electric Power Infrastructure Services segment. The results of Valard have been included in our consolidated financial statements beginning on October 25, 2010.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. The backlog estimates include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of March 31, 2011 and December 31, 2010, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	March 31, 2011		December 31, 2010
	12 Month	Total	12 Month	Total

Electric Power Infrastructure Services	$1,883,151	$4,344,347	$1,798,284	$4,473,425
Natural Gas and Pipeline Infrastructure Services	668,664	1,257,073	743,970	1,026,937
Telecommunications Infrastructure Services	310,336	533,518	228,549	415,460
Fiber Optic Licensing	95,228	425,774	98,792	402,299

Total	$2,957,379	$6,560,712	$2,869,595	$6,318,121

As discussed above, our backlog estimates include amounts under MSAs. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and many of our contracts may be terminated with notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. For purposes of calculating backlog, we have included future renewal options only to the extent the renewals can reasonably be expected to occur. Projects included in backlog can be subject to delays as a result of commercial issues, regulatory requirements, adverse weather and other factors, which could cause revenue amounts to be realized in periods later than originally expected.

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays on projects. The second quarter is typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third quarter is typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather sometimes can cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter-to-quarter.

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

We and our customers continue to operate in a challenging business environment, with increasing regulatory requirements and only gradual recovery in the economy and capital markets from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced spending since late 2008, which we attribute to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Weather.  Adverse or favorable weather conditions can impact margins in a given period. For example, snow or rainfall in the areas in which we operate may negatively impact our revenues and margins due to reduced productivity, as projects may be delayed or temporarily placed on hold until weather conditions improve. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which would have a favorable impact on margins. In some cases, severe weather, such as hurricanes and ice storms, can provide us with higher margin emergency restoration service work, which generally has a positive impact on margins.

Revenue Mix.  The mix of revenues derived from the industries we serve will impact margins, as certain industries provide higher margin opportunities. Additionally, changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenues by industry served.

Service and Maintenance versus Installation.  Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Margins for installation work may vary from project to project, and can be higher than maintenance work, as work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We typically derive approximately 30% of our annual revenues from maintenance work, but a higher portion of installation work in any given period may affect our margins for that period.

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

Insurance.  Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate deductible of $1.0 million on claims in excess of $2.0 million per occurrence.

Performance Risk.  Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity of a crew can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, the impacts of inclement weather or the impacts of regulatory delays. These types of factors are not practicable to quantify through accounting data, but each may have a direct impact on the gross margin of a specific project.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended March 31,
	2011		2010

Revenues	$848,959	100.0%	$748,283	100.0%
Cost of services (including depreciation)	778,068	91.6	619,141	82.7

Gross profit	70,891	8.4	129,142	17.3
Selling, general and administrative expenses	91,541	10.8	81,004	10.8
Amortization of intangible assets	6,266	0.8	5,848	0.8

Operating income (loss)	(26,916)	(3.2)	42,290	5.7
Interest expense	(255)	—	(2,864)	(0.4)
Interest income	286	—	369	0.0
Other income (expense), net	(65)	—	371	0.1

Income (loss) before income taxes	(26,950)	(3.2)	40,166	5.4
Provision (benefit) for income taxes	(10,645)	(1.3)	16,066	2.2

Net income (loss)	(16,305)	(1.9)	24,100	3.2
Less: Net income attributable to noncontrolling interests	1,289	0.2	356	0.0

Net income (loss) attributable to common stock	$(17,594)	(2.1)%	$23,744	3.2%

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Consolidated Results

Revenues.  Revenues increased $100.7 million, or 13.5%, to $849.0 million for the three months ended March 31, 2011. Electric power infrastructure services revenues increased $109.6 million, or 24.0%, to $566.5 million, primarily due to the contribution of $41.6 million in revenues from Valard, which was acquired on October 25, 2010, and higher revenues from solar power generation projects. Partially offsetting these increases were lower revenues from emergency restoration services, which decreased $36.4 million from the first quarter of 2010, to $16.5 million in the quarter ended March 31, 2011 and lower revenues from natural gas and pipeline infrastructure services, which decreased $12.1 million from the first quarter of 2010, or 6.4%, to $176.8 million in the quarter ended March 31, 2011.

Gross profit.  Gross profit decreased $58.3 million, or 45.1%, to $70.9 million for the three months ended March 31, 2011. As a percentage of revenues, gross margin decreased to 8.4% for the three months ended March 31, 2011 from 17.3% for the three months ended March 31, 2010. These decreases were primarily due to the impact of operating losses incurred by the Natural Gas and Pipeline Infrastructure Services segment as a result of increased costs related to performance issues on certain gas transmission pipeline projects completed during the first quarter of 2011 that were caused by adverse weather conditions and regulatory restrictions. Also contributing to these decreases were lower margins earned on revenues from electric power infrastructure services primarily due to the lower contribution of revenues from higher margin emergency restoration services in the first quarter of 2011 as compared to the first quarter of 2010.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $10.5 million, or 13.0%, to $91.5 million for the three months ended March 31, 2011. Approximately $6.3 million of the increase is attributable to higher salary and benefits costs associated with additional personnel and salary increases. Included within this increase is $1.7 million of severance costs incurred during the quarter associated with the reorganization of certain of our natural gas and pipeline operations. Also contributing to the increase are approximately $2.1 million in additional administrative expenses associated with Valard which was acquired in the fourth quarter of 2010 and approximately $1.0 million in higher legal costs associated with litigation ongoing during the first quarter of 2011. Selling, general and administrative expenses as a percentage of revenues remained consistent at 10.8%.

Amortization of intangible assets.  Amortization of intangible assets increased $0.4 million to $6.3 million for the three months ended March 31, 2011. This increase is primarily due to increased amortization of intangibles resulting from the acquisition of Valard on October 25, 2010, partially offset by reduced amortization expense from previously acquired intangible assets as balances became fully amortized.

Interest expense.  Interest expense for the three months ended March 31, 2011 decreased $2.6 million as compared to the three months ended March 31, 2010, primarily due to the redemption of all of our 3.75% convertible subordinated notes due 2026 (3.75% Notes) on May 14, 2010.

Interest income.  Interest income was $0.3 million for the quarter ended March 31, 2011, compared to $0.4 million for the quarter ended March 31, 2010. The decrease results primarily from a lower average cash balance for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.

Provision (benefit) for income taxes.  The benefit from income taxes was $10.6 million for the three months ended March 31, 2011, with an effective tax rate of 39.5%, as compared to a provision of $16.1 million for the three months ended March 31, 2010, with an effective tax rate of 40.0%. The lower estimated annual effective tax rate for 2011 results primarily from higher levels of projected income for the current year as compared to the prior year, which reduces the impact of certain non-deductible expenses on the overall effective tax rate as well as the impact of a higher percentage of foreign earnings which are generally taxed at lower rates than U.S. earnings.

Segment Results

	Three Months Ended March 31,
	2011		2010

Revenues from external customers:
Electric Power	$566,461	66.7%	$456,821	61.0%
Natural Gas and Pipeline	176,823	20.8	188,934	25.3
Telecommunications	79,393	9.4	78,226	10.5
Fiber Optic Licensing	26,282	3.1	24,302	3.2

Consolidated revenues from external customers	$848,959	100.0%	$748,283	100.0%

Operating income (loss):
Electric Power	$31,318	5.5%	$39,817	8.7%
Natural Gas and Pipeline	(36,993)	(20.9)	18,374	9.7
Telecommunications	(3,612)	(4.5)	(800)	(1.0)
Fiber Optic Licensing	12,035	45.8	12,119	49.9
Corporate and non-allocated costs	(29,664)	N/A	(27,220)	N/A

Consolidated operating income (loss)	$(26,916)	(3.2)%	$42,290	5.7%

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $109.6 million, or 24.0%, to $566.5 million for the quarter ended March 31, 2011. Revenues were positively impacted by an increase in revenues from solar power generation projects and higher revenues from other electric power infrastructure services resulting primarily from increased spending by our customers during the first quarter of 2011. Revenues were also favorably impacted by the contribution of $41.6 million in revenues contributed from Valard, which was acquired on October 25, 2010. These increases were offset by lower revenues from emergency restorations services which decreased $36.4 million from the first quarter 2010, to $16.5 million for the first quarter of 2011.

Operating income decreased $8.5 million, or 21.3%, to $31.3 million for the quarter ended March 31, 2011. Operating income as a percentage of revenues decreased to 5.5% for the quarter ended March 31, 2011, from 8.7% for the quarter ended March 31, 2010. These decreases are primarily due to lower revenues from emergency restoration services, which typically generate higher margins, a more competitive pricing environment for distribution services, and the completion of certain higher margin electric transmission projects during 2010 as compared to electric transmission projects ongoing in the first quarter of 2011, which are at earlier stages of construction.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $12.1 million, or 6.4%, to $176.8 million for the quarter ended March 31, 2011. Revenues were negatively impacted by a decrease in the number and size of projects as a result of delays in spending by our customers, specifically in connection with natural gas transmission projects.

Operating income decreased $55.4 million to a $37.0 million operating loss for the quarter ended March 31, 2011, as compared to operating income of $18.4 million for the quarter ended March 31, 2010. Operating income as a percentage of revenues decreased to a negative 20.9% for the quarter ended March 31, 2011 from a positive 9.7% for the quarter ended March 31, 2010. These decreases are primarily due to cost overruns which resulted in project losses on two gas transmission projects completed during the first quarter of 2011. One project incurred more than previously anticipated clean up costs as a result of unforeseen modifications in the project schedule due partly to regulatory hurdles and unpredictable winter weather during the first quarter of 2011. Another pipeline project, located northwest of Edmonton, Alberta, Canada, was significantly impacted by exceptional snowfall and cold weather, as well as complicated directional drilling. A small portion of this project was performed during the fourth quarter of 2010, however, the substantial majority was performed during the first quarter of 2011. Contract change orders to recoup certain of these costs associated with the two projects continue to be negotiated but did not impact this quarter. This compares to the first quarter of 2010, which was favorably impacted by negotiated increases to contract values for change orders associated with similar gas transmission projects.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $1.2 million, or 1.5%, to $79.4 million for the quarter ended March 31, 2011.

Operating loss increased $2.8 million to a loss of $3.6 million for the quarter ended March 31, 2011 as compared to the first quarter of 2010, and operating loss as a percentage of revenues increased from a negative 1.0% to a negative 4.5%. The lower performance in this segment in the first quarter of 2011 was due to decreases in revenues associated with higher margin long-haul installations offset by increases in revenues from lower margin fiber to the premise build-out initiatives and adverse weather conditions that caused productivity slowdowns.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $2.0 million, or 8.1%, to $26.3 million for the quarter ended March 31, 2011. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income decreased nominally to $12.0 million for the quarter ended March 31, 2011. Operating income as a percentage of revenues for the quarter ended March 31, 2011 decreased to 45.8% from 49.9% primarily due to higher selling and marketing expenses during the current period.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2011 increased $2.4 million to $29.7 million primarily due to an increase in salaries and benefits costs associated with additional personnel and salary increases, as well as higher legal costs associated with ongoing litigation.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $503.0 million as of March 31, 2011, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, our planned capital expenditures and anticipated stock repurchases, as well as facilitate our ability to grow in the foreseeable future. On May 3, 2011, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time, up to $100.0 million of our outstanding common stock. We also evaluate opportunities for strategic acquisitions from time to time that may require cash, as well as opportunities to make investments in customer-sponsored projects where we anticipate performing services such as project management, engineering, procurement or construction services. These investment opportunities exist in the markets and industries we serve and may take the form of debt or equity investments, which may require cash.

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at March 31, 2011. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be between $180 million to $210 million for 2011. Approximately $30 million to $35 million of the expected 2011 capital expenditures are targeted for the expansion of our fiber optic networks.

Sources and Uses of Cash

As of March 31, 2011, we had cash and cash equivalents of $503.0 million and working capital of $1.08 billion. We also had $187.9 million of letters of credit outstanding under our credit facility and $287.1 million available from revolving loans or issuing new letters of credit under our credit facility.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs, in particular on larger projects, due to the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital assets are typically converted to cash during the winter months.

We used net cash in operating activities of $4.2 million during the three months ended March 31, 2011 as compared to $3.6 million net cash provided to us during the three months ended March 31, 2010. The lower levels of cash flows resulted primarily from operating losses that were incurred during the three months ended March 31, 2011. Operating cash flows in the first quarter of 2010 were negatively impacted by significant payments of income tax obligations associated with a large acquisition which occurred in the fourth quarter of 2009.

Investing Activities

During the three months ended March 31, 2011, we used net cash in investing activities of $34.3 million as compared to $42.9 million in the three months ended March 31, 2010. Investing activities in the first quarter of 2011 included $37.5 million used for capital expenditures, partially offset by $3.2 million of proceeds from the sale of equipment. Investing activities in 2010 included $43.8 million used for capital expenditures, partially offset by $0.9 million of proceeds from the sale of equipment.

Financing Activities

During the three months ended March 31, 2011 and 2010, there were no material financing activities.

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

As of March 31, 2011, we had approximately $187.9 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $287.1 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. As of March 31, 2011, we were in compliance with all of its covenants. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable.

The credit facility is secured by a pledge of the capital stock of certain of our subsidiaries and substantially all of our assets. Our U.S. subsidiaries also guarantee the repayment of all amounts due under the credit facility.

Periodically, we may issue letters of credit under arrangements other than the credit facility which require that cash collateral also be provided. These letters of credit are generally issued in connection with operations in foreign jurisdictions. As of March 31, 2011, we had approximately $5.6 million in letters of credit outstanding under cash collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

3.75% Convertible Subordinated Notes

As of March 31, 2011 and December 31, 2010, none of our 3.75% Notes were outstanding. However, the 3.75% Notes were outstanding during the quarter ended March 31, 2010. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity.

On May 14, 2010, we redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, surety guarantees, multi-employer pension plan liabilities and obligations relating to our joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as general partnerships, for which we are jointly and severally liable for all of the obligations of the joint venture. In each joint venture arrangement, each joint venturer has indemnified the other party for any liabilities incurred in excess of the liabilities for which such other party is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no other material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2011, the maximum guaranteed residual value was approximately $116.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2011, we had $187.9 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011 and 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. Quanta also had approximately $5.6 million in letters of credit outstanding under cash-collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, we have assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of a default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2011, the total amount of outstanding performance bonds was approximately $1.4 billion, and the estimated cost to complete these bonded projects was approximately $700.5 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations, certain joint venture arrangements and, in some states, obligations in connection with obtaining contractors’ licenses. We also guarantee the obligations of a wholly owned subsidiary that is a party to the joint venture arrangement with a third party engineering company.

Contractual Obligations

As of March 31, 2011, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2011	2012	2013	2014	2015	Thereafter

Long-term obligations — principal	$1,156	$1,156	$—	$—	$—	$—	$—
Operating lease obligations	134,646	33,611	31,161	23,036	13,082	8,737	25,019
Committed capital expenditures for fiber optic networks under contracts with customers	28,312	23,989	4,323	—	—	—	—

Total	$164,114	$58,756	$35,484	$23,036	$13,082	$8,737	$25,019

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of March 31, 2011, the total unrecognized tax benefits related to uncertain tax positions was $53.2 million. We estimate that none of this will be paid within the next twelve months. However, we believe it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $8.7 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

The above table does not reflect estimated contractual obligations under the multi-employer pension plans in which our union employees participate. Certain of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on our union employee payrolls, which cannot be determined in advance for future periods because the location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Additionally, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of our operating units have any current plans to withdraw from these plans, and accordingly, no withdrawal liabilities are reflected in the above table. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension

Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. A number of multi-employer plans to which our operating units contribute or may contribute in the future are in “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated and is not included in the above table, as such amounts will likely be based on future work that requires the specific use of the union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot be estimated.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year. For the policy year ended July 31, 2009, employer’s liability claims were subject to a deductible of $1.0 million per occurrence, general liability and auto liability claims were subject to a deductible of $3.0 million per occurrence, and workers’ compensation claims were subject to a deductible of $2.0 million per occurrence. Additionally, for the policy year ended July 31, 2009, our workers’ compensation claims were subject to an annual cumulative aggregate deductible of $1.0 million on claims in excess of $2.0 million per occurrence.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2011 and December 31, 2010, the gross amount accrued for insurance claims totaled $218.6 million and $216.8 million, with $164.8 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2011 and December 31, 2010 were $64.9 million and $66.3 million, of which $10.4 million and $9.4 million are included in prepaid expenses and other current assets and $54.5 million and $56.9 million are included in other assets, net.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed over the past two years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. At December 31, 2010, one customer accounted for approximately 12% of billed and unbilled receivables. Business with this customer is included in the Natural Gas and Pipeline Infrastructure Services segment. No customers represented 10% or more of accounts receivable as of March 31, 2011, and no customers represented 10% or more of revenues for the three months ended March 31, 2011 or 2010.

Litigation and Claims

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 9 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for additional information regarding litigation and claims.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

None.

Accounting Standards Not Yet Adopted

None.

Outlook

We and our customers continue to operate in a difficult business environment, with only gradual improvements in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory requirements as they implement projects to enhance the overall state of their infrastructure, which has resulted in reductions or delays in spending. These economic and regulatory factors have negatively affected our results and may continue to do so in the near term. We believe, however, that economic conditions will continue to improve and market constraints will lessen, resulting in increased activity and spending in the industries we serve in the second half of 2011 and beyond, although the regulatory obstacles our customers must overcome continue to create uncertainty as to the timing of spending. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage these challenges and uncertainties.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades to meet future demands for power. Over the past several years, many utilities across the country have begun to implement plans to improve their transmission systems. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. Indications are that the long-awaited transmission build-out programs by our customers has begun. In the second half of 2010 and to date in 2011, several large-scale transmission projects have been awarded, which is indicative that transmission spending is beginning to increase. Regulatory processes remain a hurdle for some proposed transmission projects, continuing to cause delays and create uncertainty as to timing on some transmission spending. We anticipate, however, these hurdles to be overcome and transmission spending to accelerate over the next few years.

We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Development and installation of smart grid technologies have benefited from stimulus funding and the desire by consumers for more efficient energy use. With respect to our electric power distribution services, we have seen a slowdown in spending by our customers over the past two years on their distribution systems, which we believe is due primarily to adverse economic and market conditions. Although we saw some increase in spending in the latter part of 2010, we expect distribution spending to remain at low levels throughout 2011. As an indirect result of the prolonged economic downturn, overall growth in demand for electricity decreased, which could also affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects. We believe, however, that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. To date, we have not seen the current economic conditions negatively impact our customers’ plans for spending on transmission expansion, with demand for electricity and the need for reliability expected to increase over the long-term. As a result of these and other factors, including the renewable energy initiatives discussed below, we anticipate a continued shift over the long-term in our electric power service mix to a greater proportion of high-voltage electric power transmission and substation projects. Many of these projects have a long-term horizon, and timing and scope can be affected by numerous factors, including regulatory permitting, siting and right-of-way issues, environmental approvals and economic and market conditions.

We believe that opportunities also exist as a result of renewable energy initiatives. We are seeing an increase in renewable energy spending, and we expect future spending on renewable energy initiatives to continue to increase, particularly in connection with solar power, in 2011 and beyond. State renewable portfolio standards, which set required or voluntary standards for how much power is required to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. Tax incentives and government stimulus funds are also expected to encourage development. We expect the construction of renewable energy facilities, including solar power and wind generation sources, to result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We also believe opportunities exist for us to provide engineering, project management, materials procurement and installation services for renewable projects, as reflected by recent awards to us of contracts for these services on various utility-scale solar facilities. However, the economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. The timing of investments in renewable energy projects and related infrastructure could also be affected by regulatory permitting processes and siting issues, as well as capital constraints. Furthermore, to the extent that renewable energy projects are developed to satisfy mandatory state renewable portfolio standards, spending on such projects would likely decline if states were to lessen those standards.

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

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long-term in our natural gas and pipeline operations, primarily in natural gas and oil pipeline installation and maintenance and related services such as gas gathering and pipeline integrity. We believe our position as a leading provider of transmission pipeline infrastructure services in North America will allow us to take advantage of these opportunities. However, the natural gas and oil industry is cyclical as a result of fluctuations in natural gas and oil prices, and spending in the pipeline industry has been negatively impacted in the past by lower natural gas and oil prices, reductions in the development of natural resources and capital constraints. In addition, increases in environmental scrutiny, regulatory requirements and permitting processes have resulted in project delays.

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

In the past, our natural gas operations have been challenged by lower margins overall, primarily in connection with our natural gas distribution services. As a result, we have primarily focused our efforts in this segment on transmission pipeline opportunities and other more profitable services, and we are optimistic about these operations in the future. The timing and scope of projects could be affected, however, by economic and market conditions and the volatility of natural gas and oil prices, environmental issues and regulatory requirements. Our specific opportunities in the transmission pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry. Projects are often bid and awarded in the first part of the year, with construction activities compressed in the third and fourth quarters of the year. As a result, we often are limited in our ability to determine the outlook, including backlog, for this business until we near the close of the bidding cycle.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we expect increasing opportunities in the future as stimulus funding for broadband deployment to underserved areas progresses through the engineering phase into construction. Approximately $7.2 billion in funding has been awarded under the ARRA for numerous broadband deployment projects across the U.S. To receive funding for these projects, however, awardees are generally required to file environmental impact statements, the approval of which has delayed and may continue to delay projects. If funding is delayed, the demand for our telecommunications services will be affected. Although the timing of funding is uncertain, once funding is received, projects are expected to be rapidly deployed to meet stimulus deadlines that require completion of the project within three years, which for many projects will extend through 2013. As a result, we anticipate this deployment schedule will increase spending over the next three years. We also anticipate spending by our customers on fiber optic “backhaul” to provide links from wireless cell sites to broader voice, data and video networks. In connection with our wireless services, several wireless companies have announced plans to increase their cell site deployments over the next few years, including the expansion of next generation technology. In particular, the transition to 4G and LTE (long term evolution) technology by wireless service providers will require the enhancement of their networks. We also believe opportunities remain over the long-term as a result of fiber build-out initiatives by wireline carriers and government organizations, although we do not expect spending for these initiatives to increase significantly over the levels experienced in the past two years. We anticipate that the opportunities in both wireline and wireless businesses will increase demand for our telecommunications services over the long-term, with the timing and amount of spending from these opportunities being dependent on future economic, market and regulatory conditions.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers and educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the adverse impact, if any, of economic conditions on these growth opportunities. This growth, however, has been affected in the education markets, which has in the past comprised a significant portion of this segment’s revenues. We believe this slow down is due to budgetary constraints, although these constraints appear to be easing somewhat. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels. Additionally, we anticipate the need for continued capital expenditures to support the growth in this business.

Conclusion

We are currently seeing growth opportunities in our electric transmission, telecommunications, renewables and fiber licensing operations, despite continuing negative effects from restrictive regulatory requirements and challenging economic conditions, which caused spending by our customers to decline in 2009 and remain slow throughout 2010. While we believe opportunities exist in our natural gas and pipeline segment, many projects previously anticipated to be constructed in 2011 have been delayed until 2012. We expect spending on electric distribution and gas distribution services, both of which have been more significantly affected by the economic conditions that have existed during the past two years, to remain slow in the near term. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects and may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. However, we do not believe the factors described above will significantly affect revenue growth in 2011 and beyond. We anticipate that utilities will increase spending on projects to upgrade and build out their transmission systems and outsource more of their work, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that we are one of the largest full-service solution providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video, data and telecommunications, service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are and expect to continue to be recognized as a key partner in deploying these services.

We also expect to continue to see our margins generally improve over the long term, although reductions in spending by our customers, competitive pricing environments and restrictive regulatory requirements have negatively impacted our margins in the past year and could further affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, timing of projects and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, other operating or financial results and capital expenditures;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of, and the scope, services, term and results of any related projects awarded under, agreements for services to be provided by us;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity;

•	The potential benefit from acquisitions;

•	Statements relating to the business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of existing or pending projects, including as a result of weather, regulatory or environmental processes, or our customers’ capital constraints;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to effectively compete for new projects and obtain contract awards for projects bid;

•	Our ability to successfully negotiate, execute, perform and complete pending and existing contracts;

•	Our ability to generate internal growth;

•	Competition in our business;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential energy legislation to result in increased demand for our services;

•	Liabilities for claims that are not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of one or a few of our customers;

•	Our inability or failure to comply with the terms of our contracts;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims or customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects;

•	Budgetary or other constraints that may reduce or eliminate government funding of projects;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Our ability to successfully identify, complete, integrate and realize synergies from, acquisitions;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Our growth outpacing our infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Liabilities and/or harm to our reputation for actions or omissions by our joint venture partners;

•	Our dependence on suppliers, subcontractors or equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

•	The cost of borrowing, availability of credit, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The impact of increased healthcare costs arising from healthcare reform legislation; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2010. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed for the past two years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

Interest Rate and Market Risk.  Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk.

Currency Risk.  We conduct operations primarily in the U.S. and Canada. Future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. To minimize the need for foreign currency forward contracts to hedge this exposure, our objective is to manage foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at March 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for additional information regarding legal proceedings.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report). An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2010 Annual Report. These matters specifically identified are not the only risks and uncertainties facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended March 31, 2011.

(d) Maximum
			(c) Total Number	Number of Shares
			of Shares Purchased	that may yet be
			as Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs

February 1, 2011 — February 28, 2011	271,482(i )	$22.28	None	None

(i)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2007 Stock Incentive Plan.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated December 9, 2010 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed December 15, 2010 and incorporated herein by reference)
10	.1+	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)
10	.2+	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)
10	.3+*	—	Director Compensation Summary effective as of the 2011 Annual Meeting of the Board of Directors (filed herewith)
10	.4+	—	2011 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2011 and incorporated herein by reference)
31	.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

†	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 and (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen
Senior Vice President — Finance and Administration
Chief Accounting Officer

Dated: May 6, 2011

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 10-Q (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated December 9, 2010 (previously filed as Exhibit 3.1 to the Company’s Form 8-K (No. 001-13831) filed December 15, 2010 and incorporated herein by reference)
10	.1+	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)
10	.2+	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)
10	.3+*	—	Director Compensation Summary effective as of the 2011 Annual Meeting of the Board of Directors (filed herewith)
10	.4+	—	2011 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2011 and incorporated herein by reference)
31	.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

†	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 and (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010. Users of the XBRL data furnished herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.