Form 10-Q
period 2011-06-30
QUANTA SERVICES INC
filed 2011-08-05
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

N/A
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

As of July 29, 2011, the number of outstanding shares of Common Stock of the Registrant was 207,422,401. As of the same date, 3,909,110 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	QUANTA SERVICES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	55
ITEM 4.	Controls and Procedures	56

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	57
ITEM 1A.	Risk Factors	57
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
ITEM 6.	Exhibits	59
Signature		60
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$380,382	$539,221
Accounts receivable, net of allowances of $6,086 and $6,105	813,057	766,387
Costs and estimated earnings in excess of billings on uncompleted contracts	109,304	135,475
Inventories	62,216	51,754
Prepaid expenses and other current assets	111,621	103,527

Total current assets	1,476,580	1,596,364
Property and equipment, net of accumulated depreciation of $481,690 and $428,025	938,567	900,768
Other assets, net	127,360	88,858
Other intangible assets, net of accumulated amortization of $148,006 and $134,735	186,477	194,067
Goodwill	1,563,871	1,561,155

Total assets	$4,292,855	$4,341,212

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$1,215	$1,327
Accounts payable and accrued expenses	410,262	415,947
Billings in excess of costs and estimated earnings on uncompleted contracts	92,483	83,121

Total current liabilities	503,960	500,395
Deferred income taxes	211,070	212,200
Insurance and other non-current liabilities	274,544	261,698

Total liabilities	989,574	974,293

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 and 300,000,000 shares authorized, 215,358,737 and 213,981,415 shares issued, and 207,322,265 and 211,138,091 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Limited Vote Common Stock, $.00001 par value, 0 and 3,345,333 shares authorized, and 0 and 432,485 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,173,250	3,162,779
Retained earnings	243,219	229,012
Accumulated other comprehensive income	23,117	14,122
Treasury stock, 8,036,472 and 2,843,324 common shares, at cost	(141,001)	(40,360)

Total stockholders’ equity	3,298,587	3,365,555
Noncontrolling interests	4,694	1,364

Total equity	3,303,281	3,366,919

Total liabilities and equity	$4,292,855	$4,341,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$1,010,914	$870,502	$1,859,873	$1,618,785
Cost of services (including depreciation)	856,824	714,465	1,634,892	1,333,606

Gross profit	154,090	156,037	224,981	285,179
Selling, general and administrative expenses	89,489	82,122	181,030	163,126
Amortization of intangible assets	6,871	9,090	13,137	14,938

Operating income	57,730	64,825	30,814	107,115
Interest expense	(255)	(1,527)	(510)	(4,391)
Interest income	249	379	535	748
Loss on early extinguishment of debt	—	(7,107)	—	(7,107)
Other income (expense), net	199	(479)	134	(108)

Income before income taxes	57,923	56,091	30,973	96,257
Provision for income taxes	23,610	22,768	12,965	38,834

Net income	34,313	33,323	18,008	57,423
Less: Net income attributable to noncontrolling interests	2,512	337	3,801	693

Net income attributable to common stock	$31,801	$32,986	$14,207	$56,730

Earnings per share attributable to common stock:
Basic earnings per share	$0.15	$0.16	$0.07	$0.27

Diluted earnings per share	$0.15	$0.16	$0.07	$0.27

Shares used in computing earnings per share:
Weighted average basic shares outstanding	214,827	209,399	214,670	208,991

Weighted average diluted shares outstanding	215,023	211,082	215,606	210,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cash Flows from Operating Activities:
Net income	$34,313	$33,323	$18,008	$57,423
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	29,168	27,291	57,364	53,875
Amortization of intangible assets	6,871	9,090	13,137	14,938
Non-cash interest expense	—	567	—	1,704
Amortization of debt issuance costs	119	173	237	404
Amortization of deferred revenues	(2,898)	(5,817)	(5,848)	(6,969)
(Gain)/loss on sale of property and equipment	(58)	1,307	(66)	877
Non-cash loss on early extinguishment of debt	—	4,797	—	4,797
Foreign currency (gain) loss	(54)	653	201	368
Provision for (recovery of) doubtful accounts	403	(926)	836	(974)
Deferred income tax (benefit) provision	(1,391)	(6,007)	10,092	5,923
Non-cash stock-based compensation	5,953	5,760	11,494	11,762
Tax impact of stock-based equity awards	484	(18)	(1,530)	(1,987)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(45,435)	2,972	(55,284)	19,769
Costs and estimated earnings in excess of billings on uncompleted contracts	1,501	(71,421)	26,910	(66,753)
Inventories	(9,150)	(7,583)	(10,295)	(7,235)
Prepaid expenses and other current assets	10,575	3,588	(25,472)	12,495
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	22,242	56,592	5,081	(38,166)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,721	(23,427)	9,258	(27,294)
Other, net	(2,206)	(2,375)	(2,153)	(1,582)

Net cash provided by operating activities	56,158	28,539	51,970	33,375

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,390	13,175	4,583	14,107
Additions of property and equipment	(52,204)	(37,361)	(89,692)	(82,370)
Payment to acquire equity method investment	(35,000)	—	(35,000)	—

Net cash used in investing activities	(85,814)	(24,186)	(120,109)	(68,263)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	2,231	—	4,025	—
Payments on other long-term debt	(2,185)	(62)	(4,176)	(3,356)
Payments on convertible notes	—	(143,750)	—	(143,750)
Distributions to noncontrolling interest	(471)	—	(471)	—
Tax impact of stock-based equity awards	(484)	18	1,530	1,987
Exercise of stock options	(12)	230	495	420
Repurchase of common stock	(94,466)	—	(94,466)	—

Net cash used in financing activities	(95,387)	(143,564)	(93,063)	(144,699)

Effect of foreign exchange rate changes on cash and cash equivalents	2,406	(795)	2,363	(224)
Net decrease in cash and cash equivalents	(122,637)	(140,006)	(158,839)	(179,811)
Cash and cash equivalents, beginning of period	503,019	659,824	539,221	699,629

Cash and cash equivalents, end of period	$380,382	$519,818	$380,382	$519,818

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(189)	$(3,038)	$(326)	$(3,197)
Redemption premium on convertible subordinated notes	$—	$(2,310)	$—	$(2,310)
Income taxes paid	$(3,235)	$(31,273)	$(6,010)	$(65,676)
Income tax refunds	$2,614	$4,164	$2,789	$5,886

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

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

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

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

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

Acquisition

On October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. In connection with the acquisition, Quanta paid the former owners of Valard approximately $118.9 million in cash and issued 623,720 shares of Quanta common stock and 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta. In addition, Quanta issued to a voting trust on behalf of the holders of the exchangeable shares, one share of Series F preferred stock with voting rights equivalent to Quanta common stock equal to the number of exchangeable shares outstanding at any time. The aggregate value of the common stock and exchangeable shares issued was approximately $88.5 million. The exchangeable shares are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. In connection with the acquisition, Quanta also repaid $12.8 million in Valard debt at the closing of the acquisition. As this transaction was effective October 25, 2010, the results of Valard have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. Valard’s financial results are generally included in Quanta’s Electric Power Infrastructure Services segment.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $380.4 million and $539.2 million as of June 30, 2011 and December 31, 2010. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At June 30, 2011 and December 31, 2010, cash equivalents were $318.2 million and $460.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of June 30, 2011 and December 31, 2010, cash and cash equivalents held in domestic bank accounts was approximately $363.7 million and $509.6 million, and cash and cash equivalents held in foreign bank accounts was approximately $16.7 million and $29.6 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable in its analysis of the allowance for doubtful accounts if they relate to customers in bankruptcy or with other known difficulties. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of June 30, 2011 and December 31, 2010, Quanta had total allowances for doubtful accounts of approximately $7.3 million, of which approximately $6.1 million was included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the next twelve months. Current retainage balances as of June 30, 2011 and December 31, 2010 were approximately $103.3 million and $119.4 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of June 30, 2011 and December 31, 2010 were $15.5 million and $8.0 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At June 30, 2011 and December 31, 2010, the balances of unbilled receivables included in accounts receivable were approximately $152.9 million and $103.5 million.

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

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2010, a goodwill impairment analysis was performed for each of Quanta’s operating units, which indicated that the implied fair value of each of Quanta’s operating units was substantially in excess of carrying value. Following the analysis, management concluded that no impairment was indicated at any operating unit. As discussed generally above, when evaluating the 2010 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of our assessment at December 31, 2010 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

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

Investments in Affiliates and Other Entities

In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in either an incorporated or unincorporated entity, a general or limited partnership, a contractual joint venture, or some other form of equity participation. These investments may also include Quanta’s participation in different finance

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally meet both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary and the VIE is consolidated, the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. In cases where Quanta determines it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (i.e., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

Investments in minority interests in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is included in other income (expense) in the condensed consolidated statements of operations. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses would be recognized in other expense. Equity method investments are carried at original cost and are included in other assets, net in the condensed consolidated balance sheet and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.

On June 22, 2011, Quanta acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the oil and gas industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Quanta accounts for this investment using the equity method of accounting.

During the second quarter of 2011, Quanta agreed to loan up to $4.0 million to the indirect parent of NJ Oak Solar, LLC (NJ Oak Solar). The loan proceeds, together with other financing and equity funds, will be used for NJ Oak Solar’s construction of a 10 MW solar power generation facility in New Jersey. The construction of the facility, which began in the second quarter of 2011, will be performed by Quanta.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2011 and December 31, 2010, Quanta had approximately $48.1 million and $83.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of June 30, 2011 and December 31, 2010, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $47.0 million and $44.4 million and are recognized as deferred revenue, with $37.6 million and $34.7 million considered to be long-term and included in other

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at June 30, 2011 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2011	$44,673
2012	73,993
2013	57,945
2014	40,395
2015	20,744
Thereafter	74,309

Fixed non-cancelable minimum licensing revenues	$312,059

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

Quanta records reserves for expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of June 30, 2011, the total amount of unrecognized tax benefits relating to uncertain tax positions was $55.9 million, an increase from December 31, 2010 of $5.3 million, which primarily relates to tax positions expected to be taken for 2011. Quanta recognized $1.0 million of interest expense and penalties in the provision for income taxes for both of the quarters ended June 30, 2011 and 2010 and recognized $1.8 million and $2.0 million of interest expense and penalties in the provision for income taxes for the six months ended June 30, 2011 and 2010. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $8.7 million due to the expiration of certain statutes of limitations.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at June 30, 2011 and December 31, 2010, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired included goodwill, backlog, customer relationships, trade names and covenants not-to-compete. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market based approach to determining the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engages the services of an independent valuation firm to assist management with this valuation process, which includes assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2010, the carrying amounts of such assets, including goodwill, was compared to their fair values. No changes in carrying amounts resulted. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

The valuation of investments in private company equity interests and financing instruments requires significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Typically, these investments are valued initially at cost. Each quarter, valuations are reviewed using available and relevant market data to determine if the carrying value of these investments should be adjusted. Such market data primarily include observations of the trading multiples of public companies considered comparable to the private companies being valued and the operating performance of the underlying portfolio company, including its historical and projected net income and its earnings before interest, taxes, depreciation and amortization (EBITDA). Valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a private investment, and the fact that comparable public companies are not identical to the companies being valued. In addition, a variety of additional factors are reviewed by management, including, but not limited to, financing and sales transactions with third parties, future expectations with respect to the particular investment, changes in market outlook and the third-party financing environment. Investments in private company equity interests and financing arrangements are included in Level 3 of the valuation hierarchy. As of June 30, 2011, the fair value of Quanta’s private equity investment in HEP accounted for under the equity method is assumed to be equal to its cost due to the investment being made just prior to quarter-end.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

None.

Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. Quanta will adopt ASU 2011-04 on January 1, 2012. Quanta is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2011. Accordingly, Quanta will adopt ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on Quanta’s financial position or results of operations.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2010 and June 30, 2011 is as follows (in thousands):

		Natural Gas and
	Electric Power	Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2010:
Goodwill	$741,276	$337,911	$545,232	$1,624,419
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	741,276	337,911	481,968	1,561,155
Foreign currency translation related to goodwill	2,766	—	—	2,766
Operating unit reorganization	—	(16,942)	16,942	—
Purchase price adjustments related to prior periods	—	(50)	—	(50)

Balance at June 30, 2011:
Goodwill	744,042	320,919	562,174	1,627,135
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	$744,042	$320,919	$498,910	$1,563,871

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are comprised of (in thousands):

	As of		Six Months Ended			As of
	December 31, 2010		June 30, 2011			June 30, 2011
					Foreign
	Intangible	Accumulated	Amortization		Currency	Intangible
	Assets	Amortization	Expense	Additions	Adjustments	Assets, Net

Customer relationships	$153,100	$(27,880)	$(5,045)	$—	$595	$120,770
Backlog	108,421	(88,429)	(4,907)	—	306	15,391
Trade names	27,249	(1,005)	(455)	—	84	25,873
Non-compete agreements	23,954	(13,164)	(2,097)	—	62	8,755
Patented rights and developed technology	16,078	(4,257)	(633)	—	—	11,188

Total intangible assets subject to amortization	328,802	(134,735)	(13,137)	—	1,047	181,977
Other intangible assets not subject to amortization	—	—	—	4,500	—	4,500

Total intangible assets	$328,802	$(134,735)	$(13,137)	$4,500	$1,047	$186,477

Expenses for the amortization of intangible assets were $6.9 million and $9.1 million for the three months ended June 30, 2011 and 2010 and $13.1 million and $14.9 million for the six months ended June 30, 2011 and 2010. The remaining weighted average amortization period for all intangible assets as of June 30, 2011 is 12.6 years, while the remaining weighted average amortization periods for customer relationships, backlog, trade names, non-compete agreements and the patented rights and developed technology are 12.1 years, 1.9 years, 28.4 years, 2.8 years and 9.3 years, respectively. The estimated future aggregate amortization expense of intangible assets as of June 30, 2011 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
2011 (Remainder)	$13,038
2012	24,278
2013	14,209
2014	13,609
2015	12,829
Thereafter	104,014

Total intangible assets subject to amortization	$181,977

5.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 are illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET INCOME:
Net income attributable to common stock	$31,801	$32,986	$14,207	$56,730

Net income attributable to common stock for diluted earnings per share	$31,801	$32,986	$14,207	$56,730

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	214,827	209,399	214,670	208,991
Effect of dilutive stock options	129	151	141	144
Effect of shares in escrow	67	1,532	795	1,532

Weighted average shares outstanding for diluted earnings per share	215,023	211,082	215,606	210,667

For the three and six months ended June 30, 2011 and 2010, a nominal amount of stock options were excluded from the computation of diluted earnings per share because the exercise prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard on October 25, 2010, which are exchangeable on a one-for-one basis with Quanta common shares, are included in weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2011. Shares placed in escrow related to the acquisition of Price Gregory are included in the computation of diluted earnings per share for all periods based on the portion of the period they were in escrow. These shares were released from escrow on April 4, 2011. For the three and six months ended June 30, 2010, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes due 2026 (3.75% Notes) would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. The 3.75% Notes were not outstanding after May 14, 2010 and therefore had no impact on diluted shares during the three and six months ended June 30, 2011.

6.	DEBT OBLIGATIONS:

Credit Facility

Quanta’s credit agreement with various lenders in effect as of June 30, 2011 provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit.

As of June 30, 2011, Quanta had approximately $187.5 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $287.5 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to consolidated EBITDA. Quanta is also subject to a commitment

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fee of 0.15% to 0.35%, based on the ratio of its total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, Quanta’s maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by Quanta in excess of $25.0 million. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year, except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with Quanta’s continuing indemnity and security agreement with its sureties and all of its other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable. As of June 30, 2011, Quanta was in compliance with all of the covenants in the credit facility.

The credit facility is secured by a pledge of all of the capital stock of certain of Quanta’s subsidiaries and substantially all of Quanta’s assets. Quanta’s U.S. subsidiaries also guarantee the repayment of all amounts due under the credit facility.

Periodically, Quanta may issue letters of credit under arrangements other than the credit facility which require that cash collateral also be provided. These letters of credit are generally issued in connection with operations in foreign jurisdictions. As of June 30, 2011, Quanta had approximately $7.4 million in letters of credit outstanding under cash collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

On August 2, 2011, Quanta increased, extended and amended its credit facility by entering into a $700.0 million senior secured revolving credit facility that matures August 2, 2016. See Note 11 for further information regarding Quanta’s amended and restated credit agreement.

3.75% Convertible Subordinated Notes

As of June 30, 2011 and December 31, 2010, none of Quanta’s 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, Quanta redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. Therefore, the 3.75% Notes were outstanding for a portion of the three and six months ended June 30, 2010.

7.	EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with acquisition of Valard as discussed in Note 1, certain former owners of Valard received exchangeable shares of Quanta Services EC Canada Ltd. (EC Canada); one of Quanta’s wholly owned Canadian subsidiaries. The exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or if less, the total number of remaining exchangeable shares

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights.

Limited Vote Common Stock

Effective May 19, 2011, each outstanding share of Quanta’s Limited Vote Common Stock was reclassified and converted into 1.05 shares of Common Stock, as set forth in a Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of Quanta and filed with the Secretary of State of the State of Delaware on May 19, 2011. At June 30, 2011 and December 31, 2010, there were 0 and 432,485 shares of Limited Vote Common Stock outstanding. The Certificate of Amendment also eliminated entirely the class of Limited Vote Common Stock. The shares of Limited Vote Common Stock had rights similar to shares of common stock, except with respect to voting. Holders of Limited Vote Common Stock were entitled to vote as a separate class to elect one director and did not vote in the election of other directors. Holders of Limited Vote Common Stock were entitled to one-tenth of one vote for each share held on all other matters submitted for stockholder action. Shares of Limited Vote Common Stock were convertible into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the three and six months ended June 30, 2011, no shares of Limited Vote Common Stock were converted to common stock upon transfer, and 432,485 shares of Limited Vote Common Stock were reclassified and converted into 454,107 shares of Quanta common stock pursuant to the Certificate of Amendment approved by stockholders. During the three and six months ended June 30, 2010, 229,808 shares of Limited Vote Common Stock were exchanged for 241,300 shares of Quanta common stock through voluntary exchanges initiated by individual stockholders.

Treasury Stock

During the second quarter of 2011, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $150.0 million of its outstanding common stock. These repurchases may be made in open market transactions, in privately negotiated transactions, including block purchases, or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program does not obligate Quanta to acquire any specific amount of common stock and will continue until it is completed or otherwise modified or terminated by Quanta’s board of directors at any time in its sole discretion and without notice. The stock repurchase program is funded with cash on hand. During the three months ended June 30, 2011, Quanta repurchased 4,915,225 shares of its common stock under this program at a cost of $94.5 million. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Under the stock incentive plans described in Note 8, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 277,923 and 218,149 shares of Quanta common stock during the six months ended June 30, 2011 and 2010, with a total market value of $6.2 million and $4.2 million, in each case for settlement of employee tax liabilities. These shares and their related value were accounted for as an adjustment to the balance of treasury stock.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each of these joint ventures on a consolidated basis. The other parties’ equity interests in these joint ventures has been accounted for as a noncontrolling interest in the accompanying condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $2.5 million and $0.3 million for the three months ended June 30, 2011 and 2010 and $3.8 million and $0.7 million for the six months ended June 30, 2011 and 2010. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $4.7 million and $1.4 million at June 30, 2011 and December 31, 2010. The carrying value of investments held by the noncontrolling interests in these variable interest entities at June 30, 2011 and December 31, 2010 was $4.7 million and $1.4 million. There were no changes in equity as a result of transfers to/from the noncontrolling interests during the period. See Note 9 for further disclosures related to Quanta’s joint venture arrangements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$34,313	$33,323	$18,008	$57,423
Foreign currency translation adjustment, net of tax	(2,183)	(3,437)	8,995	(184)
Change in unrealized gain (loss) on foreign currency cash flow hedges, net of tax	—	625	—	494

Comprehensive income	32,130	30,511	27,003	57,733
Less: Comprehensive income attributable to the noncontrolling interests	2,512	337	3,801	693

Comprehensive income attributable to common stock	$29,618	$30,174	$23,202	$57,040

8.	LONG-TERM INCENTIVE PLANS:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan). Quanta’s Board of Directors had previously adopted and approved the 2011 Plan on January 26, 2011, subject to stockholder approval. The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of common stock may be issued pursuant to awards granted under the 2011 Plan.

Additionally, pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options to eligible employees, directors, and certain consultants and advisors. On May 18, 2011, Quanta registered an additional 178,815 shares of common stock available pursuant to the terms of the 2007 Plan.

Awards also remain outstanding under a prior plan adopted by Quanta, as well as under plans assumed by Quanta in connection with its acquisition of InfraSource Services, Inc. in 2007. While no further awards may be made under these plans, the awards outstanding under the plans continue to be governed by their terms. These plans, together with the 2011 Plan and the 2007 Plan, are referred to as the Plans.

Restricted Stock

Restricted common stock has been issued under the Plans at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three or four years in equal annual installments. During the restriction period, holders are entitled to vote and receive dividends on such shares.

During the three months ended June 30, 2011 and 2010, Quanta granted 67,198 and 53,919 shares of restricted stock under the Plans with a weighted average grant price of $19.90 and $20.86. During the six months ended June 30, 2011 and 2010, Quanta granted 0.9 and 1.1 million shares of restricted stock under the Plans with a weighted average grant price of $22.16 and $19.20. Additionally, during the three months ended June 30, 2011 and 2010, 55,128 and 53,539 shares vested with an approximate fair value at the time of vesting of $1.1 million and $1.1 million. During the six months ended June 30, 2011 and 2010, 0.9 and 0.7 million shares vested with an approximate fair value at the time of vesting of $20.0 million and $13.0 million.

As of June 30, 2011, there was approximately $29.0 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.0 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Non-cash compensation expense related to restricted stock	$5,953	$5,579	$11,494	$11,400
Non-cash compensation expense related to stock options	—	181	—	362

Total stock-based compensation included in selling, general and administrative expenses	$5,953	$5,760	$11,494	$11,762

Actual tax benefit (expense) from vested restricted stock	$484	$(34)	$(1,392)	$(1,971)
Actual tax benefit (expense) from options exercised	(10)	16	(100)	(16)

Actual tax benefit (expense) related to stock-based compensation expense	474	(18)	(1,492)	(1,987)
Income tax benefit related to non-cash compensation expense	2,322	2,246	4,483	4,587

Total tax benefit related to stock-based compensation expense	$2,796	$2,228	$2,991	$2,600

Restricted Stock Units

The 2011 Plan provides for the award of restricted stock units (RSUs) to employees, directors and certain consultants and advisors of Quanta. In addition, the Restricted Stock Unit Plan (the RSU Plan) adopted by Quanta in 2010 provides for the award of RSUs to certain employees and consultants of Quanta’s Canadian operations. RSUs are intended to provide cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta by providing the participants with rights to receive a cash bonus that is determined by reference to Quanta’s common stock price. The number of RSUs awarded to grantees is determined based on the dollar amount of the grant and the closing price on the date of grant of a share of Quanta common stock. The RSUs vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSU’s, the holders receive a cash bonus equal to the number of RSUs vested multiplied by Quanta’s common stock price on the vesting date.

Compensation expense related to RSUs was $0.2 million for both the three months ended June 30, 2011 and 2010 and $0.5 million and $0.2 million for the six months ended June 30, 2011 and 2010. Such expense is recorded in selling, general and administrative expenses. As the RSUs are settled only in cash, they are not included in the calculation of earnings per share and the estimated earned value of the RSUs is classified as a liability. Liabilities recorded under the RSUs were $0.6 million and $0.2 million at June 30, 2011 and December 31, 2010.

9.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 7, Quanta holds investments in several joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by the joint ventures are shared equally by the joint venture members. However, each member of the joint venture is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection this liability.

Certain of the joint ventures in which Quanta participates are general partnerships, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. If Quanta has determined that its investment in the joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, such amounts are proportionally consolidated in the accompanying financial statements. As a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

In the joint venture arrangements entered into by Quanta, each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities for which such other party is obligated to bear under the respective joint venture agreement. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if the other joint venturer failed or refused to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified.

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2011 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2011	$22,729
2012	32,657
2013	23,450
2014	13,308
2015	8,949
Thereafter	25,385

Total minimum lease payments	$126,478

Rent expense related to operating leases was approximately $29.1 million and $55.2 million for the three and six months ended June 30, 2011 and approximately $28.1 million and $54.9 million for the three and six months ended June 30, 2010.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2011, the maximum guaranteed residual value was approximately $116.8 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committed Capital Expenditures

Quanta has committed capital for expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of June 30, 2011, Quanta estimates these committed capital expenditures to be approximately $25.1 million for the period July 1, 2011 through December 31, 2011 and $6.8 million thereafter.

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

Numerous additional lawsuits were filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant seeking contractual and equitable indemnification for losses related to the Witch Creek fire, although a claim for specific damages has not been made. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. Quanta does not believe that the work done by PAR was the cause of the contact between the conductors. However, PAR has notified its various insurers of the claims. One insurer is participating in the defense of the matter, while others have reserved their rights to contest coverage, not stated their position and/or denied coverage. One insurer filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division on April 15, 2011 seeking a declaratory judgment that coverage does not exist. On June 6, 2011 and June 16, 2011, two other insurers intervened in the lawsuit making similar claims. PAR is vigorously defending the third party claims and continues to work to ensure coverage of any potential liabilities. An amount equal to the deductibles under certain of Quanta’s applicable insurance policies has been expensed in connection with these matters. A liability and corresponding insurance

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovery receivable of $35 million were recorded, with the liability reserve reduced as expenses are incurred in connection with these matters and the receivable reduced as these expenses are reimbursed by the insurance carrier. Additional deductibles may apply depending upon the availability of coverage under other insurance policies. Given PAR’s defenses to the indemnity claims, as well as the potential for insurance coverage, Quanta cannot estimate the amount of any possible loss or the range of possible losses that may exceed Quanta’s applicable insurance coverage. However, due to the nature of these claims, an adverse result in these proceedings leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

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

Quanta and its subsidiary intend to vigorously defend against any liability and damage allegations. Quanta has notified its insurers, and two insurers are participating under a reservation of rights. Other insurers in that policy year have not stated a position regarding coverage. Quanta has recorded a liability and corresponding insurance recovery receivable of approximately $8.5 million associated with this matter. Given Quanta’s intent to vigorously defend against the allegations and the potential for insurance coverage, Quanta cannot estimate the amount of any loss or the range of any possible losses that might exceed its insurance coverage. However, due to the nature of these claims, an adverse result leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operation and cash flows.

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income Quanta receives from these investments and is likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed over the past two years. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. At December 31, 2010, one customer accounted for approximately 12% of billed and unbilled receivables. Revenues from this customer are included in the Natural Gas and Pipeline Infrastructure Services segment. No customers represented 10% or more of accounts receivable as of June 30, 2011, and no customers represented 10% or more of revenues for the three and six months ended June 30, 2011 or 2010.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary domestic plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2011 and December 31, 2010, the gross amount accrued for insurance claims totaled $212.0 million and $216.8 million, with $158.8 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2011 and December 31, 2010 were $63.6 million and $66.3 million, of which $12.7 million and $9.4 million are included in prepaid expenses and other current assets and $50.9 million and $56.9 million are included in other assets, net.

Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or the cost to obtain such coverage may become unreasonable. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its results of operations, financial condition and cash flows.

Letters of Credit

Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on its behalf, such as to beneficiaries under its self-funded insurance programs. In addition, from time to time some customers require Quanta to post letters of credit to ensure payment to its subcontractors and vendors and to guarantee performance under its contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also have to record a charge to earnings for the reimbursement. Quanta does not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

As of June 30, 2011, Quanta had $187.5 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011 and 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. Quanta also had approximately $7.4 million in letters of credit outstanding under cash-collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2011, the total amount of outstanding performance bonds was approximately $1.6 billion, and the estimated cost to complete these bonded projects was approximately $682.3 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations, certain joint venture arrangements and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta is not aware of any material obligations for performance or payment asserted against it under any of these guarantees.

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

Collective Bargaining Agreements

Several of Quanta’s operating units are parties to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements.

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

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements usually are contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of June 30, 2011, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist in connection with any of these indemnity obligations.

10.	SEGMENT INFORMATION:

Quanta presents its operations under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. This structure is generally focused on broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Revenues from external customers:
Electric Power	$667,082	$463,350	$1,233,543	$920,171
Natural Gas and Pipeline	209,658	263,120	386,481	452,054
Telecommunications	106,422	117,662	185,815	195,888
Fiber Optic Licensing	27,752	26,370	54,034	50,672

Consolidated	$1,010,914	$870,502	$1,859,873	$1,618,785

Operating income (loss):
Electric Power	$70,082	$50,389	$101,400	$90,206
Natural Gas and Pipeline	(1,190)	25,896	(38,183)	44,270
Telecommunications	9,039	7,694	5,427	6,894
Fiber Optic Licensing	13,182	13,880	25,217	25,999
Corporate and non-allocated costs	(33,383)	(33,034)	(63,047)	(60,254)

Consolidated	$57,730	$64,825	$30,814	$107,115

Depreciation:
Electric Power	$12,172	$10,068	$24,606	$19,969
Natural Gas and Pipeline	10,813	11,322	20,688	22,498
Telecommunications	1,488	1,758	2,886	3,464
Fiber Optic Licensing	3,435	3,131	6,853	6,169
Corporate and non-allocated costs	1,260	1,012	2,331	1,775

Consolidated	$29,168	$27,291	$57,364	$53,875

Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets which are held at the operating unit level, including operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues.

Foreign Operations

During the three months ended June 30, 2011 and 2010, Quanta derived $111.2 million and $50.8 million of its revenues from foreign operations, the majority of which was earned in Canada. During the six months ended June 30, 2011 and 2010, Quanta derived $245.6 million and $98.2 million of its revenues from foreign operations, the majority of which was earned in Canada. In addition, Quanta held property and equipment of $94.9 million and $94.0 million in foreign countries as of June 30, 2011 and December 31, 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	SUBSEQUENT EVENTS:

Credit Facility

On August 2, 2011, Quanta entered into an amended and restated credit agreement with various lenders that provides for a $700.0 million senior secured revolving credit facility maturing August 2, 2016. Interest rates and terms are generally consistent with the terms of the previous credit facility, except that certain fees will increase slightly to current market rates. The $700.0 million senior secured revolving credit facility also enables Quanta to borrow funds and provide letters of credit in foreign currencies, subject to certain multi-currency sublimits. In addition, the new facility provides increased flexibility with regard to certain covenants, including permitted liens, other indebtedness, permitted investments and restricted payments.

Acquisitions

On August 5, 2011, Quanta acquired McGregor Construction 2000 Ltd. and certain of its affiliated entities (McGregor), an electric power infrastructure services company based in Alberta, Canada. In connection with this acquisition, Quanta paid the former owners of McGregor approximately $38.5 million in cash and issued 898,440 shares of Quanta common stock valued at approximately $17.0 million. In connection with the acquisition, Quanta also repaid $0.8 million in McGregor debt at the closing of the acquisition. As this transaction was effective August 5, 2011, the results of McGregor will be included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. McGregor’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

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

Introduction

We are a leading national provider of specialty contracting services, offering infrastructure solutions primarily to the electric power, natural gas and oil pipeline and telecommunications industries. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, natural gas and oil transmission and distribution systems and telecommunications networks used for video, data and voice transmission. We also design, procure, construct and maintain fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the six months ended June 30, 2011 were approximately $1.86 billion, of which 66% was attributable to the Electric Power Infrastructure Services segment, 21% to the Natural Gas and Pipeline Infrastructure Services segment, 10% to the Telecommunications Infrastructure Services segment and 3% to the Fiber Optic Licensing segment.

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

We recognize revenue on our unit price and cost-plus contracts when units are completed or services are performed. For our fixed price contracts, we record revenues as work under the contract progresses on a percentage-of-completion basis. Under this method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer.

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

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

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

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the telecommunications and cable television industries. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

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

Recent Investments and Acquisitions

On June 22, 2011, we acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the oil and gas industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We account for this investment using the equity method of accounting.

During the second quarter of 2011, we agreed to loan up to $4.0 million to the indirect parent of NJ Oak Solar, LLC (NJ Oak Solar). The loan proceeds, together with other financing and equity funds, will be used for NJ Oak Solar’s construction of a 10 MW solar power generation facility in New Jersey. The construction of the facility, which began in the second quarter of 2011, will be performed by us, with completion expected by the end of 2011.

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

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. The backlog estimates include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of June 30, 2011 and December 31, 2010, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	June 30, 2011		December 31, 2010
	12 Month	Total	12 Month	Total

Electric Power Infrastructure Services	$2,203,531	$4,756,157	$1,798,284	$4,473,425
Natural Gas and Pipeline Infrastructure Services	522,385	1,160,936	743,970	1,026,937
Telecommunications Infrastructure Services	349,725	568,953	228,549	415,460
Fiber Optic Licensing	98,275	414,692	98,792	402,299

Total	$3,173,916	$6,900,738	$2,869,595	$6,318,121

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

Insurance.  Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary domestic plan is subject to a deductible of $350,000 per claimant per year.

Performance Risk.  Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity of a crew can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, the impacts of inclement weather or the effects of regulatory delays. These types of factors are not practicable to quantify through accounting data, but each may have a direct impact on the gross margin of a specific project.

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

Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010

Revenues	$1,010,914	100.0%	$870,502	100.0%	$1,859,873	100.0%	$1,618,785	100.0%
Cost of services (including depreciation)	856,824	84.8	714,465	82.1	1,634,892	87.9	1,333,606	82.4

Gross profit	154,090	15.2	156,037	17.9	224,981	12.1	285,179	17.6
Selling, general and administrative expenses	89,489	8.9	82,122	9.4	181,030	9.7	163,126	10.1
Amortization of intangible assets	6,871	0.6	9,090	1.1	13,137	0.7	14,938	0.9

Operating income	57,730	5.7	64,825	7.4	30,814	1.7	107,115	6.6
Interest expense	(255)	0.0	(1,527)	(0.2)	(510)	0.0	(4,391)	(0.3)
Interest income	249	0.0	379	0.0	535	0.0	748	0.0
Loss on early extinguishment of debt	—	—	(7,107)	(0.8)	—	—	(7,107)	(0.4)
Other income (expense), net	199	0.0	(479)	(0.0)	134	0.0	(108)	0.0

Income before income taxes	57,923	5.7	56,091	6.4	30,973	1.7	96,257	5.9
Provision for income taxes	23,610	2.3	22,768	2.6	12,965	0.7	38,834	2.4

Net income	34,313	3.4	33,323	3.8	18,008	1.0	57,423	3.5
Less: Net income attributable to noncontrolling interests	2,512	0.3	337	0.0	3,801	0.2	693	0.0

Net income attributable to common stock	$31,801	3.1%	$32,986	3.8%	$14,207	0.8%	$56,730	3.5%

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Consolidated Results

Revenues.  Revenues increased $140.4 million, or 16.1%, to $1.01 billion for the three months ended June 30, 2011. Electric power infrastructure services revenues increased $203.7 million, or 44.0%, to $667.1 million for the three months ended June 30, 2011, primarily due to an increase in the number and size of projects as a result of increased capital spending by our customers as well as the contribution of $55.0 million in revenues from Valard, which was acquired on October 25, 2010. Partially offsetting these increases were lower revenues from natural gas and pipeline infrastructure services, which decreased $53.5 million, or 20.3%, to $209.7 million for the three months ended June 30, 2011, primarily due to a reduction in the number and size of natural gas transmission projects awarded. Also offsetting the overall revenue increase were lower revenues from telecommunications infrastructure services, which decreased $11.2 million from the three months ended June 30, 2010, or 9.6%, to $106.4 million in the three months ended June 30, 2011.

Gross profit.  Gross profit decreased $1.9 million, or 1.2%, to $154.1 million for the three months ended June 30, 2011. As a percentage of revenues, gross margin decreased to 15.2% for the three months ended June 30, 2011 from 17.9% for the three months ended June 30, 2010. These decreases were primarily due to lower overall revenues from natural gas transmission projects and to a lesser extent, the completion of certain higher margin electric transmission projects during the three months ended June 30, 2010, as compared to the electric transmission projects that were at earlier stages of completion during the second quarter of 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $7.4 million, or 9.0%, to $89.5 million for the three months ended June 30, 2011. The increase is partially attributable to approximately $3.0 million in additional administrative expenses as a result of the acquisition of

Valard, which was acquired in the fourth quarter of 2010 and approximately $1.5 million in higher salary and benefits costs associated with additional personnel and salary increases. Bad debt expense increased approximately $1.4 million as a result of approximately $1.0 million in recoveries being recorded during the three months ended June 30, 2010 as compared to approximately $0.4 million in bad debt expense during the three months ended June 30, 2011. Selling, general and administrative expenses as a percentage of revenues decreased from 9.4% for the three months ended June 30, 2010 to 8.9% for the three months ended June 30, 2011 primarily due to the increase in revenues in the second quarter of 2011 compared to 2010.

Amortization of intangible assets.  Amortization of intangible assets decreased $2.2 million to $6.9 million for the three months ended June 30, 2011. This decrease is primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles resulting from the acquisition of Valard on October 25, 2010.

Interest expense.  Interest expense decreased $1.3 million to $0.3 million for the three months ended June 30, 2011, primarily due to the redemption of all of our 3.75% convertible subordinated notes due 2026 (3.75% Notes) on May 14, 2010.

Interest income.  Interest income decreased $0.1 million to $0.2 million for the three months ended June 30, 2011. The decrease results primarily from a lower average cash balance for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt was $7.1 million for the quarter ended June 30, 2010 as a result of the redemption of all of our outstanding 3.75% Notes on May 14, 2010. This loss includes a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

Provision for income taxes.  The provision from income taxes was $23.6 million for the three months ended June 30, 2011, with an effective tax rate of 40.8%, as compared to a provision of $22.8 million for the three months ended June 30, 2010, with an effective tax rate of 40.6%.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Consolidated Results

Revenues.  Revenues increased $241.1 million, or 14.9%, to $1.86 billion for the six months ended June 30, 2011. Electric power infrastructure services revenues increased $313.4 million, or 34.1%, to $1.23 billion for the six months ended June 30, 2011, primarily due to an increase in the number and size of projects as a result of increased capital spending by our customers, as well as the contribution of $96.6 million in revenues from Valard, which was acquired on October 25, 2010. Partially offsetting these increases were lower revenues from natural gas and pipeline infrastructure services, which decreased $65.6 million, or 14.5%, to $386.5 million for the six months ended June 30, 2011 primarily due to a decrease in the number and size of natural gas transmission projects that were ongoing during 2011 as compared to 2010. Also offsetting the overall revenue increase were lower revenues from telecommunications infrastructure services, which decreased $10.1 million, or 5.1%, from the six months ended June 30, 2010 to $185.8 million in the six months ended June 30, 2011.

Gross profit.  Gross profit decreased $60.2 million, or 21.1%, to $225.0 million for the six months ended June 30, 2011. As a percentage of revenues, gross margin decreased to 12.1% for the six months ended June 30, 2011 from 17.6% for the six months ended June 30, 2010. These decreases were primarily due to the impact of operating losses from natural gas and pipeline infrastructure services during the first quarter of 2011 that resulted from increased costs related to performance issues caused by adverse weather conditions and regulatory restrictions on certain gas transmission pipeline projects completed during the quarter. Also contributing to the decrease were lower margins earned on electric power infrastructure services primarily due to the completion of certain higher margin electric transmission projects during the six months ended June 30, 2010, as compared to electric transmission projects that were at earlier stages of completion during the six months ended June 30, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $17.9 million, or 11.0%, to $181.0 million for the six months ended June 30, 2011. This increase is primarily attributable to approximately $7.4 million in higher salary and benefits costs, as well as $5.0 million in additional administrative expenses as a result of the acquisition of Valard in the fourth quarter of 2010. Also contributing to the increase in administrative expenses was the prior year impact of approximately $1.0 million in gain on sale of equipment and approximately $1.0 million in bad debt recoveries during the six months ended June 30, 2010 compared to a negligible loss on sale of equipment and approximately $0.8 million in bad debt expense during the six months ended June 30, 2011. Selling, general and administrative expenses as a percentage of revenues decreased from 10.1% for the six months ended June 30, 2010 to 9.7% for the six months ended June 30, 2011 primarily due the increase in revenues of 14.9% period over period, resulting in greater ability to cover fixed costs.

Amortization of intangible assets.  Amortization of intangible assets decreased $1.8 million to $13.1 million for the six months ended June 30, 2011. This decrease is primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles resulting from the acquisition of Valard on October 25, 2010.

Interest expense.  Interest expense decreased $3.9 million to $0.5 million for the six months ended June 30, 2010, primarily due to the redemption of all of our 3.75% Notes on May 14, 2010.

Interest income.  Interest income decreased $0.2 million to $0.5 million for the six months ended June 30, 2011. The decrease results primarily from a lower average cash balance for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt was $7.1 million for the six months ended June 30, 2010 as a result of the redemption of all of our outstanding 3.75% Notes on May 14, 2010.

Provision for income taxes.  The provision from income taxes was $13.0 million for the six months ended June 30, 2011, with an effective tax rate of 41.9%, as compared to a provision of $38.8 million for the six months ended June 30, 2010, with an effective tax rate of 40.3%. The higher effective tax rate for the six months ended June 30, 2011 results primarily from the discrete period impact of interest on tax contingency reserves. Due to lower levels of income in the current period, the discrete item has a relatively larger impact on the effective tax rate.

Segment Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(Dollars in thousands)

Revenues from external customers:
Electric Power	$667,082	66.0%	$463,350	53.2%	$1,233,543	66.3%	$920,171	56.9%
Natural Gas and Pipeline	209,658	20.7	263,120	30.3	386,481	20.8	452,054	27.9
Telecommunications	106,422	10.5	117,662	13.5	185,815	10.0	195,888	12.1
Fiber Optic Licensing	27,752	2.8	26,370	3.0	54,034	2.9	50,672	3.1

Consolidated revenues from external customers	$1,010,914	100.0%	$870,502	100.0%	$1,859,873	100.0%	$1,618,785	100.0%

Operating income (loss):
Electric Power	$70,082	10.5%	$50,389	10.9%	$101,400	8.2%	$90,206	9.8%
Natural Gas and Pipeline	(1,190)	(0.6)	25,896	9.8	(38,183)	(9.9)	44,270	9.8
Telecommunications	9,039	8.5	7,694	6.5	5,427	2.9	6,894	3.5
Fiber Optic Licensing	13,182	47.5	13,880	52.6	25,217	46.7	25,999	51.3
Corporate and non-allocated costs	(33,383)	N/A	(33,034)	N/A	(63,047)	N/A	(60,254)	N/A

Consolidated operating income	$57,730	5.7%	$64,825	7.4%	$30,814	1.7%	$107,115	6.6%

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $203.7 million, or 44.0%, to $667.1 million for the three months ended June 30, 2011. Revenues were positively impacted by increased revenues from electric power transmission projects primarily due to increased spending by our customers during the second quarter of 2011. Revenues were also favorably impacted by the contribution of $55.0 million in revenues from Valard, which was acquired on October 25, 2010. Also, revenues from emergency restoration services increased $32.0 million, to $48.8 million for the three months ended June 30, 2011 primarily due to severe weather storms that occurred in the midwest and southeast regions of the United States.

Operating income increased $19.7 million, or 39.1%, to $70.1 million for the three months ended June 30, 2011. Operating income as a percentage of revenues decreased to 10.5% for the three months ended June 30, 2011, from 10.9% for the quarter ended June 30, 2010. The increase in operating income is primarily due to the higher overall revenues described above, which improved this segment’s ability to cover fixed costs. The decrease in operating income as a percentage of revenues was primarily due to a more competitive pricing environment for distribution services and the completion of certain higher margin electric transmission projects during 2010 as compared to electric transmission projects ongoing in the second quarter of 2011 that were at earlier stages of completion.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $53.5 million, or 20.3%, to $209.7 million for the three months ended June 30, 2011. Revenues were negatively impacted by a decrease in the number and size of projects as a result of delays in spending by our customers, specifically in connection with natural gas transmission projects.

Operating income decreased $27.1 million to an operating loss of $1.2 million for the three months ended June 30, 2011, as compared to operating income of $25.9 million for the three months ended June 30, 2010. Operating income as a percentage of revenues decreased to a negative 0.6% for the three months ended June 30, 2011 from 9.8% for the three months ended June 30, 2010. These decreases are primarily due to the lower overall revenues described above which negatively impacted this segment’s ability to cover operating overhead costs as well as administrative costs.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $11.2 million, or 9.6%, to $106.4 million for the three months ended June 30, 2011. This decrease in revenues is primarily due to a decrease in the volume of work associated with a long-haul fiber installation performed during the three months ended June 30, 2010 that was not replaced during the three months ended June 30, 2011.

Operating income increased $1.3 million to $9.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, and operating income as a percentage of revenues increased from 6.5% for the three months ended June 30, 2010 to 8.5% for the three months ended June 30, 2011. These quarter over quarter increases were primarily due to an increase in the proportion of revenues coming from higher margin engineering services associated with broadband stimulus work as well as lower selling, general and administrative expenses that resulted from the restructuring of certain operating units which reduced the overall amount of fixed costs associated with the segment for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $1.4 million, or 5.2%, to $27.8 million for the three months ended June 30, 2011. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income decreased nominally for the three months ended June 30, 2011 as compared to the same quarter of last year. Operating income as a percentage of revenues for the three months ended June 30, 2011 decreased to 47.5% from 52.6% in last year’s second quarter primarily due to higher network maintenance costs that were incurred during the three months ended June 30, 2011. Also contributing to the decrease in margins were higher construction revenues during the second quarter of 2011, which bear lower margins than the fiber optic licensing revenues generated by the segment.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2011 remained relatively constant at $33.4 million.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $313.4 million, or 34.1%, to $1.23 billion for the six months ended June 30, 2011. Revenues were positively impacted by an increase in revenues from electric power transmission and solar power generation projects along with higher revenues from other electric power infrastructure services resulting primarily from increases in spending by our customers during the 2011 period. Revenues were also favorably impacted by the contribution of $96.6 million in revenues from Valard, which was acquired on October 25, 2010. These increases were partially offset by a decrease of $4.4 million in revenues from emergency restoration services, to $65.2 million for the six months ended June 30, 2011.

Operating income increased $11.2 million, or 12.4%, to $101.4 million for the six months ended June 30, 2011, while operating income as a percentage of revenues decreased to 8.2% for the six months ended June 30, 2011, from 9.8% for the six months ended June 30, 2010. The increase in operating income is primarily due to the overall increase in the volume of segment revenues described above. The decrease in operating margins is primarily due to a more competitive pricing environment for distribution services and the completion of certain higher margin electric transmission projects during 2010 as compared to electric transmission projects that were in earlier stages of completion during 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $65.6 million, or 14.5%, to $386.5 million for the six months ended June 30, 2011. Revenues were negatively impacted by a decrease in the number and size of projects as a result of delays in spending by our customers, specifically in connection with natural gas transmission projects.

Operating income decreased $82.5 million to an operating loss of $38.2 million for the six months ended June 30, 2011, as compared to operating income of $44.3 million for the six months ended June 30, 2010. Operating income (loss) as a percentage of revenues decreased to a negative 9.9% for the six months ended June 30, 2011 from 9.8% for the six months ended June 30, 2010. These decreases are primarily due to the lower overall revenues described above which negatively impacted this segment’s ability to cover fixed costs, as well as the impact of increased costs related to performance issues caused by adverse weather conditions and regulatory restrictions on certain gas transmission projects completed during the first quarter of 2011.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $10.1 million, or 5.1%, to $185.8 million for the six months ended June 30, 2011. This decrease in revenues is primarily due to a decrease in the volume of work associated with a long-haul fiber installation performed during the six months ended June 30, 2010 that was not replaced during 2011.

Operating income decreased $1.5 million to $5.4 million for the six months ended June 30, 2011 as compared to operating income of $6.9 million for the six months ended June 30, 2010, and operating income as a percentage of revenues decreased from 3.5% for the six months ended June 30, 2010 to 2.9% for the six months ended June 30, 2011. These decreases are primarily due to the lower overall revenues described above, which negatively impacted this segment’s ability to cover fixed costs.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $3.4 million, or 6.6%, to $54.0 million for the six months ended June 30, 2011. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income decreased nominally to $25.2 million for the six months ended June 30, 2011. Operating income as a percentage of revenues for the six months ended June 30, 2011 decreased to 46.7% from 51.3% for the six months ended June 30, 2010 primarily due to higher selling and marketing expenses and higher network maintenance costs incurred during 2011 as well as the inclusion of a higher volume of construction revenues which bear lower margins than the fiber optic licensing revenues generated by the segment.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2011 increased $2.8 million to $63.0 million primarily due to an increase in salaries and benefits costs associated with additional personnel and salary increases, as well as higher legal costs associated with ongoing litigation.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $380.4 million as of June 30, 2011, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs, our planned capital expenditures and anticipated stock repurchases, as well as facilitate our ability to grow in the foreseeable future. During the quarter ended June 30, 2011, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time, up to $150.0 million of our outstanding common stock.

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

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at June 30, 2011. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

Capital expenditures are expected to be between $180 million to $200 million for 2011. Approximately $30 million to $35 million of the expected 2011 capital expenditures are targeted for the expansion of our fiber optic networks.

Sources and Uses of Cash

As of June 30, 2011, we had cash and cash equivalents of $380.4 million and working capital of $972.6 million. We also had $187.5 million of letters of credit outstanding under our credit facility and $287.5 million available for revolving loans or issuing new letters of credit under our credit facility.

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

Operating activities provided net cash to us of $56.2 million during the three months ended June 30, 2011 as compared to $28.5 million net cash provided to us during the three months ended June 30, 2010, and operating activities provided net cash to us of $52.0 million during the six months ended June 30, 2011 as compared to $33.4 million net cash provided to us during the six months ended June 30, 2010. These increases in operating cash flows are primarily due to lower working capital requirements compared to last year due to a decrease in the size and volume of natural gas transmission projects.

Investing Activities

During the three months ended June 30, 2011, we used net cash in investing activities of $85.8 million as compared to $24.2 million in the three months ended June 30, 2010. Investing activities in the second quarter of 2011 included $52.2 million used for capital expenditures, partially offset by $1.4 million of proceeds from the sale of equipment. Additionally, the $35.0 million capital contribution to acquire an equity interest in HEP is included in investing activities in the second quarter of 2011. Investing activities in the second quarter of 2010 included $37.4 million used for capital expenditures, partially offset by $13.2 million of proceeds from the sale of equipment.

During the six months ended June 30, 2011, we used net cash in investing activities of $120.1 million as compared to $68.3 million in the six months ended June 30, 2010. Investing activities in the six months ended June 30, 2011 included $89.7 million used for capital expenditures, partially offset by $4.6 million of proceeds from the sale of equipment. Additionally, the $35.0 million capital contribution to acquire an equity interest in HEP is included in investing activities in the six months ended June 30, 2011. Investing activities in the six months ended June 30, 2010 included $82.4 million used for capital expenditures, partially offset by $14.1 million of proceeds from the sale of equipment.

Financing Activities

During the three months ended June 30, 2011, we used net cash in financing activities of $95.4 million as compared to $143.6 million in the three months ended June 30, 2010. Financing activities in the second quarter of 2011 included $94.5 million in common stock repurchases under our stock repurchase program. The three months ended June 30, 2010 included the $143.8 million payment for the redemption of our 3.75% Notes on May 14, 2010. During the six months ended June 30, 2011, we used net cash in financing activities of $93.1 million as compared to $144.7 million in the six months ended June 30, 2010. The net cash used in financing activities for the six months ended June 30, 2011 and 2010 are similar to the net cash used during the three month periods ended June 30, 2011 and 2010. There were no other material financing activities during the three and six months ended June 30, 2011 and 2010.

Debt Instruments

Credit Facility

Our credit agreement with various lenders in effect as of June 30, 2011 provides for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the credit facility, borrowings under the credit facility are to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the credit facility is available for the issuance of letters of credit.

As of June 30, 2011, we had approximately $187.5 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $287.5 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit facility bear interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the credit facility) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to consolidated EBITDA (as defined in the credit facility), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to consolidated EBITDA. Letters of credit issued under the credit facility are subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to consolidated EBITDA. We are also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to consolidated EBITDA, on any unused availability under the credit facility. The base rate equals the higher of (i) the Federal Funds Rate (as defined in the credit facility) plus 1/2 of 1% or (ii) the bank’s prime rate.

The credit facility contains certain covenants, including covenants with respect to maximum funded debt to consolidated EBITDA, maximum senior debt to consolidated EBITDA and minimum interest coverage, in each case as specified in the credit facility. For purposes of calculating the maximum funded debt to consolidated EBITDA ratio and the maximum senior debt to consolidated EBITDA ratio, our maximum funded debt and maximum senior debt are reduced by all cash and cash equivalents (as defined in the credit facility) held by us in excess of $25.0 million. The credit facility limits certain acquisitions, mergers and consolidations, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on material assets. The credit facility also limits the payment of dividends and stock repurchase programs in any fiscal year, except those payments or other distributions payable solely in capital stock. The credit facility provides for customary events of default and carries cross-default provisions with our continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $15.0 million in borrowings. If an event of default (as defined in the credit facility) occurs and is continuing, on the terms and subject to the conditions set forth in the credit facility, amounts outstanding under the credit facility may be accelerated and may become or be declared immediately due and payable. As of June 30, 2011, we were in compliance with all of the covenants in the credit facility agreement.

The credit facility is secured by a pledge of the capital stock of certain of our subsidiaries and substantially all of our assets. Our U.S. subsidiaries also guarantee the repayment of all amounts due under the credit facility.

Periodically, we may issue letters of credit under arrangements other than the credit facility which require that cash collateral also be provided. These letters of credit are generally issued in connection with operations in foreign jurisdictions. As of June 30, 2011, we had approximately $7.4 million in letters of credit outstanding under cash collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

Our $475.0 million credit facility in effect as of June 30, 2011 provided for a September 2012 maturity. On August 2, 2011, we increased, extended and amended our credit facility by entering into a $700.0 million senior secured revolving credit facility that matures August 2, 2016. Interest rates and other terms of the amended credit agreement remain generally consistent with the terms of the former credit agreement, except that certain fees will increase slightly to current market rates. The $700.0 million senior secured revolving credit facility also accommodates our international activities by enabling us to borrow funds and provide letters of credit in foreign currencies, subject to certain multi-currency sublimits. In addition, this facility provides increased flexibility with regard to certain covenants, including permitted liens, other indebtedness, permitted investments and restricted payments. As of the closing of the credit facility on August 2, 2011, we had approximately $195.0 million of letters of credit issued under the credit facility and no outstanding revolving loans, and the remaining $505.0 million was available for revolving loans or issuing new letters of credit.

3.75% Convertible Subordinated Notes

As of June 30, 2011 and December 31, 2010, none of our 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, we redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. Therefore, the 3.75% Notes were outstanding for a portion of the three and six months ended June 30, 2010.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2011, the maximum guaranteed residual value was approximately $116.8 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

As of June 30, 2011, we had $187.5 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011 and 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods. We also had approximately $7.4 million in letters of credit outstanding under cash-collateralized letter of credit arrangements in addition to the amounts outstanding under the credit facility.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, we have assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of a default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2011, the total amount of outstanding performance bonds was approximately $1.6 billion, and the estimated cost to complete these bonded projects was approximately $682.3 million.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations, certain joint venture arrangements and, in some states, obligations in connection with obtaining contractors’ licenses. We are not aware of any material obligations for performance or payment asserted against us under any of these guarantees.

Contractual Obligations

As of June 30, 2011, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2011	2012	2013	2014	2015	Thereafter

Long-term obligations — principal	$1,215	$1,215	$—	$—	$—	$—	$—
Operating lease obligations	126,478	22,729	32,657	23,450	13,308	8,949	25,385
Committed capital expenditures for fiber optic networks under contracts with customers	31,914	25,116	6,798	—	—	—	—

Total	$159,607	$49,060	$39,455	$23,450	$13,308	$8,949	$25,385

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of June 30, 2011, the total unrecognized tax benefits related to uncertain tax positions was $55.9 million. We estimate that none of this will be paid within the next twelve months. However, we believe it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $8.7 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

The above table does not reflect estimated contractual obligations under the multi-employer pension plans in which our union employees participate. Several of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on our union employee payrolls, which cannot be determined in advance for future periods because the location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. Additionally, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. None of our operating units have any current plans to withdraw from these plans, and accordingly, no withdrawal liabilities are reflected in the above table. We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. A number of multi-employer plans to which our operating units contribute or may contribute in the future are in “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated and is not included in the above table, as such amounts will likely be based on future work that requires the specific use of the union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot be estimated.

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary domestic plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2011 and December 31, 2010, the gross amount accrued for insurance claims totaled $212.0 million and $216.8 million, with $158.8 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2011 and December 31, 2010 were $63.6 million and $66.3 million, of which $12.7 million and $9.4 million are included in prepaid expenses and other current assets and $50.9 million and $56.9 million are included in other assets, net.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed over the past two years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. At December 31, 2010, one customer accounted for approximately 12% of billed and unbilled receivables. Business with this customer is included in the Natural Gas and Pipeline Infrastructure Services segment. No customers represented 10% or more of accounts receivable as of June 30, 2011, and no customers represented 10% or more of revenues for the three and six months ended June 30, 2011 or 2010.

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

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

None.

Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. We will adopt ASU 2011-04 on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, we will adopt ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

Outlook

We and our customers continue to operate in a difficult business environment, with only gradual improvements in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory requirements as they implement projects to enhance the overall state of their infrastructure, which has resulted in reductions or delays in spending. These economic and regulatory factors have negatively affected our results and may continue to do so in the near term. We believe, however, that economic conditions will improve and market constraints will lessen. We expect this progress to result in increased activity and spending in the industries we serve in the second half of 2011 and beyond, although the regulatory obstacles our customers must overcome continue to create uncertainty as to the timing of spending. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage these challenges and uncertainties.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion. In addition, state renewable portfolio standards are driving the development of new renewable energy generation facilities that often require new transmission lines to be developed to transport electricity from renewable energy generation sources to the grid. As a result, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. Indications are that the long-awaited transmission build-out programs by our customers have begun. In the second half of 2010 and to date in 2011, a number of large-scale transmission projects have been awarded, which indicates that transmission spending is increasing. Regulatory processes remain a hurdle for some proposed transmission projects, continuing to cause delays and create uncertainty as to timing on some transmission spending. We anticipate, however, these hurdles to be overcome and transmission spending to accelerate over the next few years.

We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Development and installation of smart grid technologies have benefited from stimulus funding, the implementation of grid management initiatives by utilities, and the desire by consumers for more efficient energy use. With respect to our electric power distribution services, we have seen a slowdown in spending by our customers over the past two years on their distribution systems, which we believe is due primarily to adverse economic and market conditions. We saw some increase in distribution spending in the latter part of 2010 and through the first six months of 2011, but we are uncertain whether this distribution spending increase will be sustainable for the remainder of this year. As a result of reduced spending by utilities on their distribution systems for the past few years, we believe there will be a growing need for utilities to resume investment on their distribution systems to properly maintain the system and to meet reliability requirements.

As an indirect result of the prolonged economic downturn, overall growth in demand for electricity decreased, which could also affect the timing and scope of transmission and distribution spending by our customers on their existing systems or planned projects. We believe, however, that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. To date, we have not seen the current economic conditions negatively impact our customers’ plans for spending on transmission expansion, with demand for electricity and the need for reliability expected to increase over the long term. As a result of these and other factors, including renewable energy initiatives, we anticipate a continued shift over the long term in our electric power service mix to a greater proportion of high-voltage electric power transmission and substation projects. Many of these projects have a long term horizon, and timing and scope can be affected by numerous factors, including regulatory permitting, siting and right-of-way issues, environmental approvals and economic and market conditions.

We believe that opportunities also exist as a result of renewable energy initiatives. We are seeing an increase in renewable energy spending, and we expect future spending on renewable energy initiatives to continue to increase. In particular, we expect the construction of solar generating facilities to provide the most significant opportunities for us in 2011 and in 2012, with spending related to wind generating facilities expected to decrease this year and to remain challenging in 2012. State renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. According to the Solar Energy Industries Association, installed solar generation capacity in the United States is expected to increase from 956 megawatts installed in 2010 to approximately 2 gigawatts installed in 2011. Tax incentives and government stimulus funds are also expected to encourage development. As noted above, we expect the construction of renewable energy facilities, including solar power and wind generation sources, to also result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We also believe opportunities exist for us to provide engineering, project management, materials procurement and installation services for renewable energy projects. However, the economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. Furthermore, to the extent that renewable energy projects are developed to satisfy mandatory state renewable portfolio standards, spending on such projects would likely decline if states were to lessen those standards. The timing of investments in renewable energy projects and related infrastructure could also be affected by regulatory permitting processes and siting issues, as well as capital constraints. Developers on some solar projects are delaying, or contemplating delaying, the start time of some projects to take advantage of rapidly falling solar panel prices due to the current oversupply of solar panels in the marketplace. Our customers are also experiencing delays due to stringent permitting requirements, primarily associated with environmental issues. We believe this is a short-term market dynamic and that projects will begin over the next six to twelve months, in particular, as developers move forward on their projects to complete by year-end the portion necessary to obtain full federal tax benefits.

Certain provisions of the American Recovery and Reinvestment Act of 2009 (ARRA), enacted in February 2009, have increased demand for our services in 2011 and beyond. The economic stimulus programs under the ARRA include incentives in the form of grants, loans, tax cuts and tax incentives for renewable energy, energy efficiency and electric power and telecommunications infrastructure. Additionally, loan guarantee programs and cash grant programs partially funded through the ARRA have been implemented for renewable energy and transmission reliability and efficiency projects. Investments in many of these initiatives are creating opportunities for our operations, although many projects are waiting on regulatory approval. While we cannot predict with certainty the timing of the implementation of the programs under the ARRA, the funding of stimulus projects or the scope of projects once funding is received, we anticipate projects to have aggressive deployment schedules due to the deadlines under the stimulus plan, resulting in increased opportunities in the near term.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, in particular in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission projects. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing further incentives to the industry to invest in and improve maintenance on its systems. Additionally, the proposed federal renewable portfolio standard could further advance the installation of renewable generation facilities and related electric transmission infrastructure. It is uncertain, however, if or when pending or proposed legislation or regulations will be effective or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation, and this uncertainty could affect our customers’ decisions regarding potential projects and the timing thereof.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor issues. We believe the economic recession in the United States has temporarily slowed employee retirements by many utility workers, causing the growth trend in outsourcing to temporarily pause. As the economy continues to recover, we believe utility employee retirements could return to normal levels, which should result in an increase in outsourcing opportunities. The need to ensure available labor resources for larger projects also drives strategic relationships with customers.

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long term in our natural gas and pipeline operations, primarily in natural gas and oil pipeline installation, maintenance and related services such as gas gathering and pipeline integrity. We believe our position as a leading provider of transmission pipeline infrastructure services in North America will allow us to take advantage of these opportunities. However, the natural gas and oil industry is cyclical as a result of fluctuations in natural gas and oil prices, and spending in the pipeline industry has been negatively impacted in the past by lower natural gas and oil prices, reductions in the development of natural resources and capital constraints. In addition, increases in environmental scrutiny, regulatory requirements and permitting processes have resulted in project delays.

We believe that the cyclical nature of this business can be somewhat normalized by opportunities associated with an increase in the ongoing development of unconventional shale formations that produce natural gas and/or oil, as well as the development of Canadian oil sands, which will require the construction of transmission pipeline infrastructure to connect production with demand centers. Additionally, we believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. The U.S. Department of Transportation has also implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity and rehabilitation services over the long term.

In the past, our natural gas operations have been challenged by lower margins overall, primarily in connection with our natural gas distribution services. As a result, we have primarily focused our efforts in this segment on transmission pipeline opportunities and other more profitable services, and we are optimistic about these operations in the future. The timing and scope of projects could be affected, however, by economic and market conditions, the volatility of natural gas and oil prices, environmental issues and regulatory requirements. Our specific opportunities in the transmission pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry. Many projects are bid and awarded in the first part of the year, with construction activities compressed in the third and fourth quarters of the year. As a result, we are often limited in our ability to determine the outlook, including backlog, for this business until we near the close of the bidding cycle.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we expect increasing opportunities in the future as stimulus funding for broadband deployment to underserved areas continues to progress through the engineering phase into construction. Approximately $7.2 billion in funding has been awarded under the ARRA for numerous broadband deployment projects across the U.S. To receive funding for these projects, however, awardees are generally required to file environmental impact statements, the approval of which has delayed and may continue to delay projects. If funding is delayed, the demand for our telecommunications services will be affected. As awardees receive their environmental impact permits and ARRA funding, projects are expected to be rapidly deployed to meet stimulus deadlines that require completion of projects within three years, which will extend through 2013 for many projects. We anticipate this deployment schedule will increase spending for telecommunications services through 2013.

We also anticipate spending by our customers on fiber optic backhaul to provide links from wireless cell sites to broader voice, data and video networks. The substantial growth in wireless data traffic is significantly straining the capacity of traditional T-1 wireless carrier backhaul networks, which is driving wireless carriers to upgrade existing backhaul systems to fiber optic based backhaul systems. In addition, several wireless companies have announced plans to increase their cell site deployments over the next few years, continue network enhancement initiatives and accommodate the deployment of next generation wireless technologies. In particular, the transition to 4G and LTE (long term evolution) technology by wireless service providers will require significant modification of their networks and new cell sites. We also believe opportunities remain over the long term as a result of fiber build-out initiatives by wireline carriers and government organizations, although we do not expect spending for these initiatives to increase significantly over the levels experienced in the past two years. We anticipate that the opportunities in both wireline and wireless businesses will increase demand for our telecommunications services over the long term, with the timing and amount of spending from these opportunities being dependent on future economic, market and regulatory conditions and the timing of deployment of new technologies.

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

Conclusion

We are currently seeing growth opportunities in our electric transmission, telecommunications, renewables and fiber licensing operations, despite continuing negative effects from restrictive regulatory requirements and challenging economic conditions, which caused spending by our customers to decline in 2009 and remain slow throughout 2010. While we believe opportunities exist in our natural gas and pipeline segment, several projects previously anticipated to be constructed in 2011 have been delayed until 2012. We expect spending on electric distribution and gas distribution services, both of which have been significantly affected by the economic conditions that have existed during the past two years, to remain slow in the near term. We expect recovery in electric and gas distribution spending to be driven primarily by improving economic conditions and by increased maintenance needs. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects and may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. However, we do not believe the factors described above will significantly affect revenue growth in 2011 and beyond. We anticipate that utilities will increase spending on projects to upgrade and build out their transmission systems and outsource more of their work, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that we are one of the largest full-service solution providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video, data and telecommunications, service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are and expect to continue to be recognized as a key partner in deploying these services.

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

Capital expenditures for 2011 are expected to be between $180 million to $200 million, of which approximately $30 million to $35 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2011 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

We continue to evaluate potential strategic acquisitions or investments to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners for liquidity. We also believe that our financial strength and experienced management team are attractive to acquisition candidates.

We also believe certain international regions present significant opportunities for growth across many of our operations. We are strategically evaluating ways in which we can apply our expertise to strengthen the infrastructure in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence in these markets.

We believe that we are adequately positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operations with broad geographic reach, financial capability and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long term; however, we cannot predict the actual timing, magnitude or impact these opportunities and trends will have on our operating results and financial position.

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of existing or pending projects, including as a result of weather, regulatory or environmental processes, or our customers’ capital constraints;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to those contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to effectively compete for new projects and obtain contract awards for projects bid;

•	Our ability to successfully negotiate, execute, perform and complete pending and existing contracts;

•	Our ability to generate internal growth;

•	Competition in our business;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential energy legislation to result in increased demand for our services;

•	Liabilities for claims that are not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of one or a few of our customers;

•	Our inability or failure to comply with the terms of our contracts;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims or customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects;

•	Budgetary or other constraints that may reduce or eliminate government funding of projects;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Our ability to successfully identify, complete, integrate and realize synergies from, acquisitions;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Our growth outpacing our infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunded liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Liabilities and/or harm to our reputation for actions or omissions by our joint venture partners;

•	Our dependence on suppliers, subcontractors or equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

•	The cost of borrowing, availability of credit, restrictions from debt covenants, interest rate fluctuations and other factors affecting our financing activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The impact of increased healthcare costs arising from healthcare reform legislation; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and as may be detailed from time to time in our other public filings with the SEC.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at June 30, 2011.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

Effective May 19, 2011, we issued an aggregate of 454,107 shares of our common stock upon reclassification of all 432,485 shares of Limited Vote Common Stock, as set forth in a Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of Quanta and filed with the Secretary of State of the State of Delaware. For a description of our former Limited Vote Common Stock, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q. The 454,107 shares of common stock were issued to the holders of Limited Vote Common Stock in exchange for an aggregate of 432,495 shares of Limited Vote Common Stock. The shares of common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the Securities Act), as the shares were issued solely to existing security holders in exchange for their Limited Vote Common Stock, with no commission or other remuneration paid or given for soliciting such exchange.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended June 30, 2011.

					Maximum
					Number (or Approximate
				Total Number	Dollar Value) of Shares
				of Shares Purchased	that may yet be
				as Part of Publicly	Purchased Under
	Total Number of		Average Price	Announced Plans	the Plans or
Period	Shares Purchased		Paid per Share	or Programs(1)	Programs(1)

April 1-30, 2011	—		—	—	—
May 1- 31, 2011	1,713,613	(2)	$19.58	1,707,172	—
June 1-30, 2011	3,208,053		$19.00	3,208,053	—

Total	4,921,666			4,915,225	$55,632,011

(1)	During the second quarter of 2011, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time, up to $150.0 million of our outstanding common stock. These repurchases may be made in open market transactions, in privately negotiated transactions, including block purchases, or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which became effective on May 9, 2011, does not obligate us to acquire any specific amount of common stock and will continue until it is completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. The stock repurchase program is funded with cash on hand.

(2)	Includes 6,441 shares withheld by Quanta from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2007 Stock Incentive Plan, outside the scope of our stock repurchase program.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated May 19, 2011 (previously filed as Exhibit 3.4 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
10	.1+*	—	Director Compensation Summary effective as of the 2011 Annual Meeting of the Board of Directors (filed herewith)
10	.2+	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)
10	.3+	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
10	.4+	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
31	.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†
101	XBRL Taxonomy Extension Definition Linkbase Document
DEF†

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

†	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen
Senior Vice President — Finance and Administration
Chief Accounting Officer

Dated: August 5, 2011

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated May 19, 2011 (previously filed as Exhibit 3.4 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
10	.1+*	—	Director Compensation Summary effective as of the 2011 Annual Meeting of the Board of Directors (filed herewith)
10	.2+		Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)
10	.3+		Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
10	.4+		Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
31	.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†
101	XBRL Taxonomy Extension Definition Linkbase Document
DEF†

+	Management contracts or compensatory plans or arrangements

*	Filed or furnished herewith

†	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 and (iv) related notes.