Form 10-Q
period 2011-09-30
QUANTA SERVICES INC
filed 2011-11-08
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 28, 2011, the number of outstanding shares of Common Stock of the Registrant was 206,224,437. As of the same date, 3,909,110 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$257,838	$539,221
Accounts receivable, net of allowances of $6,317 and $6,105	1,008,936	766,387
Costs and estimated earnings in excess of billings on uncompleted contracts	133,348	135,475
Inventories	74,024	51,754
Prepaid expenses and other current assets	102,731	103,527

Total current assets	1,576,877	1,596,364
Property and equipment, net of accumulated depreciation of $501,235 and $428,025	956,604	900,768
Other assets, net	144,638	88,858
Other intangible assets, net of accumulated amortization of $155,678 and $134,735	199,583	194,067
Goodwill	1,586,253	1,561,155

Total assets	$4,463,955	$4,341,212

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$100	$1,327
Accounts payable and accrued expenses	527,940	415,947
Billings in excess of costs and estimated earnings on uncompleted contracts	123,668	83,121

Total current liabilities	651,708	500,395
Deferred income taxes	231,662	212,200
Insurance and other non-current liabilities	277,588	261,698

Total liabilities	1,160,958	974,293

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 and 300,000,000 shares authorized, 216,905,049 and 213,981,415 shares issued, and 205,648,831 and 211,138,091 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Limited Vote Common Stock, $.00001 par value, 0 and 3,345,333 shares authorized, and 0 and 432,485 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,201,121	3,162,779
Retained earnings	295,213	229,012
Accumulated other comprehensive income (loss)	(5,528)	14,122
Treasury stock, 11,256,218 and 2,843,324 common shares, at cost	(196,111)	(40,360)

Total stockholders’ equity	3,294,697	3,365,555
Noncontrolling interests	8,300	1,364

Total equity	3,302,997	3,366,919

Total liabilities and equity	$4,463,955	$4,341,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$1,250,819	$1,206,007	$3,110,692	$2,824,792
Cost of services (including depreciation)	1,056,129	1,016,013	2,691,021	2,349,619

Gross profit	194,690	189,994	419,671	475,173
Selling, general and administrative expenses	92,414	82,037	273,444	245,163
Amortization of intangible assets	8,295	13,396	21,432	28,334

Operating income	93,981	94,561	124,795	201,676
Interest expense	(738)	(269)	(1,248)	(4,660)
Interest income	226	418	761	1,166
Loss on early extinguishment of debt	—	—	—	(7,107)
Other income (expense), net	(528)	479	(394)	371

Income before income taxes	92,941	95,189	123,914	191,446
Provision for income taxes	37,341	31,489	50,306	70,323

Net income	55,600	63,700	73,608	121,123
Less: Net income attributable to noncontrolling interests	3,606	920	7,407	1,613

Net income attributable to common stock	$51,994	$62,780	$66,201	$119,510

Earnings per share attributable to common stock:
Basic earnings per share	$0.25	$0.30	$0.31	$0.57

Diluted earnings per share	$0.25	$0.30	$0.31	$0.57

Shares used in computing earnings per share:
Weighted average basic shares outstanding	210,583	209,428	213,400	209,125

Weighted average diluted shares outstanding	210,692	211,096	214,055	210,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cash Flows from Operating Activities:
Net income	$55,600	$63,700	$73,608	$121,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	29,135	26,502	86,499	80,377
Amortization of intangible assets	8,295	13,396	21,432	28,334
Non-cash interest expense	—	—	—	1,704
Amortization of debt issuance costs	182	119	419	523
Amortization of deferred revenues	(2,776)	(2,733)	(8,624)	(9,702)
(Gain)/loss on sale of property and equipment	510	3,287	444	4,164
Non-cash loss on early extinguishment of debt	—	—	—	4,797
Foreign currency (gain) loss	700	(368)	901	—
Provision for (recovery of) doubtful accounts	19	186	855	(788)
Deferred income tax (benefit) provision	11,683	21,129	21,775	27,052
Non-cash stock-based compensation	4,716	5,703	16,210	17,465
Tax impact of stock-based equity awards	303	17	(1,227)	(1,970)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(196,598)	(113,914)	(251,882)	(94,145)
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,466)	(137,845)	7,444	(204,598)
Inventories	(11,150)	(5,693)	(21,445)	(12,928)
Prepaid expenses and other current assets	28,119	(8,568)	2,647	3,927
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	102,854	59,853	107,935	21,687
Billings in excess of costs and estimated earnings on uncompleted contracts	30,063	20,318	39,321	(6,976)
Other, net	(1,404)	204	(3,557)	(1,378)

Net cash provided by (used in) operating activities	40,785	(54,707)	92,755	(21,332)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4,797	7,147	9,380	21,254
Additions of property and equipment	(43,077)	(31,674)	(132,769)	(114,044)
Cash paid for acquisitions, net of cash acquired	(53,933)	—	(53,933)	—
Payment to acquire equity method investment	—	—	(35,000)	—
Cash paid for other investments	(4,000)	—	(4,000)	—
Cash paid for non-compete agreement	(455)	—	(455)	—

Net cash used in investing activities	(96,668)	(24,527)	(216,777)	(92,790)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	318	—	4,343	—
Payments on other long-term debt	(1,470)	(41)	(5,646)	(3,397)
Payments on convertible notes	—	—	—	(143,750)
Debt issuance and amendment costs	(4,005)	—	(4,005)	—
Distributions to noncontrolling interest	—	—	(471)	—
Tax impact of stock-based equity awards	(303)	(17)	1,227	1,970
Exercise of stock options	60	36	555	456
Repurchase of common stock	(55,081)	—	(149,547)	—

Net cash used in financing activities	(60,481)	(22)	(153,544)	(144,721)

Effect of foreign exchange rate changes on cash and cash equivalents	(6,180)	685	(3,817)	461
Net decrease in cash and cash equivalents	(122,544)	(78,571)	(281,383)	(258,382)
Cash and cash equivalents, beginning of period	380,382	519,818	539,221	699,629

Cash and cash equivalents, end of period	$257,838	$441,247	$257,838	$441,247

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(120)	$(149)	$(446)	$(3,346)
Redemption premium on convertible subordinated notes	$—	$—	$—	$(2,310)
Income taxes paid	$(880)	$(24,617)	$(6,890)	$(90,293)
Income tax refunds	$111	$2,266	$2,900	$8,152

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

Acquisitions

During the third quarter of 2011, Quanta completed four business acquisitions which included three electric power infrastructure services companies based in Canada and one natural gas and pipeline infrastructure service contractor based in Australia. Additionally, on October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. The results of these acquisitions have been included in the consolidated financial statements as of their respective acquisition dates.

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

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 1, 2011. The December 31, 2010 condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were derived from audited financial statements included in the Annual Report on Form 10-K, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $257.8 million and $539.2 million as of September 30, 2011 and December 31, 2010. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At September 30, 2011 and December 31, 2010, cash equivalents were $96.5 million and $460.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of September 30, 2011 and December 31, 2010, cash and cash equivalents held in domestic bank accounts was approximately $186.8 million and $509.6 million, and cash and cash equivalents held in foreign bank accounts was approximately $71.0 million and $29.6 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable in its analysis of the allowance for doubtful accounts if they relate to customers in bankruptcy or with other known difficulties. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of September 30, 2011 and December 31, 2010, Quanta had total allowances for doubtful accounts of approximately $7.4 million and $7.3 million, of which approximately $6.3 million and $6.1 million was included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Current retainage balances as of September 30, 2011 and December 31, 2010 were approximately $110.8 million and $119.4 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of September 30, 2011 and December 31, 2010 were $20.0 million and $8.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2011 and December 31, 2010, the balances of unbilled receivables included in accounts receivable were approximately $184.1 million and $103.5 million.

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

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2010, a goodwill impairment analysis was performed for each of Quanta’s operating units, which indicated that the implied fair value of each of Quanta’s operating units was substantially in excess of carrying value. Following the analysis, management concluded that no impairment was indicated at any operating unit. As discussed generally above, when evaluating the 2010 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, and after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of our assessment at December 31, 2010 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology, all subject to amortization, along with other intangible assets not subject to amortization. The value of customer relationships is estimated as of the date a business is acquired using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog as of the date a business is acquired based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated as of the date a business is acquired using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Investments in Affiliates and Other Entities

In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in either an incorporated or unincorporated entity, a general or limited partnership, a contractual joint venture, or some other form of equity participation. These investments may also include Quanta’s participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project specific entities, or other strategic financing arrangements. Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally meet both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (i.e., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

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

In 2011, Quanta acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the oil and gas industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Quanta accounts for this investment using the equity method of accounting.

During the third quarter of 2011, Quanta loaned $4.0 million to the indirect parent of NJ Oak Solar, LLC (NJ Oak Solar). The loan proceeds, together with other financing and equity funds, will be used for NJ Oak Solar’s construction of a 10 MW solar power generation facility in New Jersey. The construction of the facility, which began in the second quarter of 2011, is being performed by Quanta.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2011 and December 31, 2010, Quanta had approximately $31.1 million and $83.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of September 30, 2011 and December 31, 2010, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $46.7 million and $44.4 million and are recognized as deferred revenue, with $37.3 million and $34.7 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at September 30, 2011 are as follows (in thousands):

Minimum
Future
Licensing
Revenues

Year Ending December 31 —
Remainder of 2011	$23,290
2012	77,221
2013	60,551
2014	42,496
2015	22,487
Thereafter	77,459

Fixed non-cancelable minimum licensing revenues	$303,504

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

Quanta records reserves for expected tax consequences of uncertain positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of September 30, 2011, the total amount of unrecognized tax benefits relating to uncertain tax positions was $58.5 million, an increase from December 31, 2010 of $7.9 million, which primarily relates to tax positions expected to be taken for 2011. Quanta recognized interest expense and penalties in the provision for income taxes of $1.0 million and $2.8 million for the three and nine months ended September 30, 2011. Quanta recognized net benefits of $4.6 million and $2.6 million for the three and nine months ended September 30, 2010. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease by up to $15.5 million due to the expiration of certain statutes of limitations.

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts a majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. Under the relevant accounting guidance, the treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations and cash flows are translated at average monthly rates, while balance sheets are translated at the month-

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. If transactions are denominated in the operating units’ functional currency, the translation gains and losses are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the operating units’ functional currency, the translation gains and losses are included within the statement of operations.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at September 30, 2011 and December 31, 2010, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired included goodwill, backlog, customer relationships, trade names and covenants not-to-compete. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market based approach to determining the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, which includes assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2010, the carrying amounts of such assets, including goodwill, were compared to their fair values. No changes in carrying amounts resulted. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

Quanta also uses fair value measurements in connection with the valuation of its investments in private company equity interests and financing instruments. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. On a quarterly basis, Quanta performs an evaluation of its investments to determine if an other than temporary decline in the value of each investment has occurred and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether or not the recorded amount of each investment will be realizable. If an other than temporary decline in the value of an investment occurs, a fair value analysis would be performed to determine the degree to which the investment was impaired and a corresponding charge to earnings would be recorded during the period. These types of fair market value assessments are similar to other fair value measures used by Quanta, which include the use of significant judgment and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors will be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment. Investments in private company equity interests and financing arrangements are included in Level 3 of the valuation hierarchy.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

None.

Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. Quanta will adopt ASU 2011-04 on January 1, 2012. Quanta is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, Quanta will adopt ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on Quanta’s disclosures.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard)” (ASU 2011-08), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, entities can choose to early adopt this ASU. This guidance gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU 2011-08 also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed. The adoption of ASU 2011-08 is not expected to have a material impact on Quanta’s financial position, results of operations or cash flows.

In September 2011, the FASB also issued ASU 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (ASU 2011-09), which is effective for annual reporting periods ending after December 15, 2011. This guidance requires employers to make various disclosures for each individually significant multiemployer plan that provides pension benefits to its employees. Generally, an employer must disclose the employer’s contributions to the plan during the period and provide a description of the nature and effect of any significant changes that affect comparability of total employer contributions from period to period. Additionally, the employer should provide a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, including benefits earned by employees during employment with another employer and other quantitative information, to the extent available, as of the most recent date available, to help users understand the financial information for each significant plan. An employer should also provide disclosures for total contributions made to all plans that are not individually significant and total contributions made to all plans. If certain quantitative information cannot be obtained without undue cost and effort, that quantitative information may be omitted, although the employer should describe what information has been omitted and why. The required disclosures must be provided retrospectively for all prior periods. Although Quanta does not expect the adoption of ASU 2011-09 to have a material impact on its consolidated financial position, results of operations or cash flows, it is currently assessing the impact of ASU 2011-09 on its disclosures and whether all of the information required to be disclosed is available without undue cost and effort.

4.	ACQUISITIONS:

On August 11, 2011, Quanta acquired Coe Drilling Pty. Ltd. (Coe), a horizontal directional drilling company based in Brisbane, Australia. The aggregate consideration paid for Coe consisted of $10.5 million in cash, 396,643 shares of Quanta common stock valued at $6.3 million and the repayment of $1.8 million in debt. As this transaction was effective August 11, 2011, the results of Coe have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services internationally. Coe’s financial results will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

On August 5, 2011, Quanta acquired McGregor Construction 2000 Ltd. and certain of its affiliated entities (McGregor), an electric power infrastructure services company based in Alberta, Canada. The aggregate consideration paid for McGregor consisted of $38.6 million in cash, 898,440 shares of Quanta common stock valued at $14.6 million and the repayment of $0.8 million in debt. As this transaction was effective August 5, 2011, the results of McGregor have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. McGregor’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

In the third quarter of 2011, Quanta acquired two businesses based in British Columbia, Canada that predominately provide electric power infrastructure services, which have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. In connection with these acquisitions, Quanta paid the former owners of the businesses approximately an aggregate of $7.3 million in cash and issued an aggregate of 91,204 shares of Quanta common stock valued at approximately $1.7 million.

On October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. In connection with the acquisition,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta paid the former owners of Valard approximately $118.9 million in cash and issued 623,720 shares of Quanta common stock and 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta. In addition, Quanta issued one share of Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of exchangeable shares with voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The aggregate value of the common stock and exchangeable shares issued was approximately $83.4 million. The exchangeable shares are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. As part of the consideration paid for Valard, Quanta also repaid $12.8 million in Valard debt at the closing of the acquisition. As this transaction was effective October 25, 2010, the results of Valard have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. Valard’s financial results are generally included in Quanta’s Electric Power Infrastructure Services segment.

The following table summarizes the consideration paid for the 2011 and 2010 acquisitions and the amounts of the assets acquired and liabilities assumed as of the acquisition dates. It also summarizes the allocation of the purchase price related to the 2011 and 2010 acquisitions. This allocation is based on the significant use of estimates and on information that was available to management at the time these condensed consolidated financial statements were prepared (in thousands).

	2011	2010
	McGregor, Coe
	and Two Other
	Acquisitions	Valard

Consideration:
Value of Quanta common stock issued	$22,661	$11,470
Value of exchangeable shares issued	—	71,885
Cash paid	58,924	131,651

Fair value of total consideration transferred	$81,585	$215,006

Current assets	$26,581	$75,296
Property and equipment	15,583	29,307
Other assets	379	—
Identifiable intangible assets	24,753	46,224
Current liabilities	(8,935)	(26,633)
Deferred tax liabilities, net	(7,111)	(18,553)
Other long-term liabilities	(450)	—

Total identifiable net assets	50,800	105,641
Goodwill	30,785	109,365

	$81,585	$215,006

The fair value of current assets acquired in 2011 includes accounts receivable with a fair value of $12.7 million. The fair value of current assets acquired in 2010 included accounts receivable with a fair value of $68.0 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2011 and 2010 acquisitions strategically expand Quanta’s Canadian service offerings and added an Australian service offering, which Quanta believes contributes to the recognition of the goodwill. In connection with these acquisitions, goodwill of $21.9 million and $109.4 million was recorded for reporting units included within Quanta’s electric power division at September 30, 2011 and December 31, 2010 and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.9 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at September 30, 2011. None of this goodwill is expected to be deductible for income tax purposes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$1,258,625	$1,281,786	$3,168,478	$3,052,242
Gross profit	196,912	206,390	436,866	524,391
Selling, general and administrative expenses	93,139	88,679	279,242	265,126
Amortization of intangible assets	8,514	14,115	23,064	32,409
Net income attributable to common stock	$52,914	$69,180	$73,332	$137,389
Earnings per share attributable to common stock:
Basic	$0.25	$0.29	$0.34	$0.56
Diluted	$0.25	$0.29	$0.34	$0.55

The pro forma combined results of operations for the three and nine months ended September 30, 2011 and 2010 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2011 acquisitions as if they occurred January 1, 2010. The pro forma combined results of operations for the three and nine months ended September 30, 2010 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2010 acquisition as if it occurred January 1, 2009 . These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2011 and 2010 acquisitions, an increase in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2011 and 2010 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Revenues of approximately$12.0 million and income before income taxes of approximately $0.3 million are included in Quanta’s condensed consolidated results of operations for the three and nine months ended September 30, 2011 related to the four acquisitions which occurred during the three months ended September 30, 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill between December 31, 2010 and September 30, 2011 is as follows (in thousands):

		Natural Gas and
	Electric Power	Pipeline	Telecommunications
	Division	Division	Division	Total

Balance at December 31, 2010:
Goodwill	$741,276	$337,911	$545,232	$1,624,419
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	741,276	337,911	481,968	1,561,155
Goodwill acquired during the period	21,927	8,858	—	30,785
Foreign currency translation related to goodwill	(5,228)	(409)	—	(5,637)
Operating unit reorganization	—	(16,942)	16,942	—
Purchase price adjustments related to prior periods	—	(50)	—	(50)

Balance at September 30, 2011:
Goodwill	757,975	329,368	562,174	1,649,517
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	$757,975	$329,368	$498,910	$1,586,253

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

Intangible assets are comprised of (in thousands):

	As of		Nine Months Ended			As of
	December 31, 2010		September 30, 2011			September 30, 2011
					Foreign
	Intangible	Accumulated	Amortization		Currency	Intangible
	Assets	Amortization	Expense	Additions	Adjustments	Assets, Net

Customer relationships	$153,100	$(27,880)	$(7,819)	$14,936	$(1,697)	$130,640
Backlog	108,421	(88,429)	(8,724)	4,664	(486)	15,446
Trade names	27,249	(1,005)	(693)	2,256	(261)	27,546
Non-compete agreements	23,954	(13,164)	(3,246)	3,352	(316)	10,580
Patented rights and developed technology	16,078	(4,257)	(950)	—	—	10,871

Total intangible assets subject to amortization	328,802	(134,735)	(21,432)	25,208	(2,760)	195,083
Other intangible assets not subject to amortization	—	—	—	4,500	—	4,500

Total intangible assets	$328,802	$(134,735)	$(21,432)	$29,708	$(2,760)	$199,583

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses for the amortization of intangible assets were $8.3 million and $13.4 million for the three months ended September 30, 2011 and 2010 and $21.4 million and $28.3 million for the nine months ended September 30, 2011 and 2010. The remaining weighted average amortization period for all intangible assets as of September 30, 2011 is 12.4 years, while the remaining weighted average amortization periods for customer relationships, backlog, trade names, non-compete agreements and the patented rights and developed technology are 12.1 years, 1.5 years, 28.5 years, 3.4 years and 9.0 years, respectively. The estimated future aggregate amortization expense of intangible assets as of September 30, 2011 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
2011 (Remainder)	$7,791
2012	27,031
2013	15,923
2014	15,087
2015	14,300
Thereafter	114,951

Total intangible assets subject to amortization	$195,083

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are illustrated below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET INCOME:
Net income attributable to common stock	$51,994	$62,780	$66,201	$119,510

Net income attributable to common stock for diluted earnings per share	$51,994	$62,780	$66,201	$119,510

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	210,583	209,428	213,400	209,125
Effect of dilutive stock options	109	136	128	141
Effect of shares in escrow	—	1,532	527	1,532

Weighted average shares outstanding for diluted earnings per share	210,692	211,096	214,055	210,798

For the three and nine months ended September 30, 2011 and 2010, a nominal amount of stock options were excluded from the computation of diluted earnings per share because the exercise prices of these common stock equivalents were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard on October 25, 2010, which are exchangeable on a one-for-one basis with Quanta common shares, are included in weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2011. Shares placed in escrow related to a previous acquisition are included in the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted earnings per share for all periods in which these escrow shares were outstanding based on the portion of the period they were in escrow. These shares were released from escrow on April 4, 2011. For the nine months ended September 30, 2010, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes due 2026 (3.75% Notes) would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. The 3.75% Notes were not outstanding after May 14, 2010 and therefore had no impact on diluted shares during the three and nine months ended September 30, 2011 or the three months ended September 30, 2010.

7.	DEBT OBLIGATIONS:

Credit Facility

On August 2, 2011, Quanta entered into a credit agreement which amended and restated its prior credit agreement with various lenders, such that as of September 30, 2011, Quanta has a $700.0 million senior secured revolving credit facility maturing on August 2, 2016. The entire amount of the facility is available for the issuance of letters of credit, and up to $25.0 million of the facility is available for swing line loans. Up to $100.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of September 30, 2011, Quanta had approximately $190.3 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $509.7 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on Quanta’s Consolidated Leverage Ratio. Quanta is also subject to a commitment fee of 0.20% to 0.45%, based on Quanta’s Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all cash and Cash Equivalents (as defined in the credit agreement) held by Quanta in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all of the assets of Quanta and its wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of Quanta or its wholly owned U.S. subsidiaries. Quanta’s wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time Quanta maintains a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services, all collateral will be automatically released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of September 30, 2011, Quanta was in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and carries cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and all of Quanta’s other debt instruments exceeding $30.0 million in borrowings or availability. If an event of default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may be accelerated and may become or be declared immediately due and payable.

Prior to August 2, 2011, Quanta had a credit agreement that provided for a $475.0 million senior secured revolving credit facility maturing on September 19, 2012. Subject to the conditions specified in the prior credit agreement, borrowings under the prior credit facility were to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the prior credit facility was available for the issuance of letters of credit.

Amounts borrowed under the prior credit facility bore interest, at Quanta’s option, at a rate equal to either (a) the Eurodollar Rate (as defined in the prior credit agreement) plus 0.875% to 1.75%, as determined by the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the prior credit agreement), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of Quanta’s total funded debt to Consolidated EBITDA. Letters of credit issued under the prior credit facility were subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of Quanta’s total funded debt to Consolidated EBITDA. Quanta was also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of its total funded debt to Consolidated EBITDA, on any unused availability under the prior credit facility. The base rate equaled the higher of (i) the Federal Funds Rate (as defined in the prior credit agreement) plus 1/2 of 1% or (ii) the bank’s prime rate.

3.75% Convertible Subordinated Notes

As of September 30, 2011 and December 31, 2010, none of Quanta’s 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, Quanta redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. Therefore, the 3.75% Notes were outstanding for a portion of the nine months ended September 30, 2010.

8.	EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with acquisition of Valard as discussed in Note 4, certain former owners of Valard received exchangeable shares of Quanta Services EC Canada Ltd. (EC Canada), one of Quanta’s wholly owned Canadian subsidiaries. The exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights.

Limited Vote Common Stock

Effective May 19, 2011, each outstanding share of Quanta’s Limited Vote Common Stock was reclassified and converted into 1.05 shares of Quanta common stock, as set forth in a Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of Quanta and filed with the Secretary of State of the State of Delaware on May 19, 2011. At September 30, 2011 and December 31, 2010, there were 0 and 432,485 shares of Limited Vote Common Stock outstanding. The Certificate of Amendment also eliminated entirely the class of Limited Vote Common Stock. The shares of Limited Vote Common Stock had rights similar to shares of common stock, except with respect to voting. Holders of Limited Vote Common Stock were entitled to vote as a separate class to elect one director and did not vote in the election of other directors. Holders of Limited Vote Common Stock were entitled to one-tenth of one vote for each share held on all other matters submitted for stockholder action. Shares of Limited Vote Common Stock were convertible into common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the three months ended September 30, 2011, no Limited Vote Common Stock was outstanding, and during the three months ended September 30, 2010, there were no Limited Vote Common Stock transactions. During the nine months ended September 30, 2011, no shares of Limited Vote Common Stock were converted to common stock upon transfer, and 432,485 shares of Limited Vote Common Stock were reclassified and converted into 454,107 shares of Quanta common stock pursuant to the Certificate of Amendment approved by stockholders. During the nine months ended September 30, 2010, 229,808 shares of Limited Vote Common Stock were exchanged for 241,300 shares of Quanta common stock through voluntary exchanges initiated by individual stockholders.

Treasury Stock

During the second quarter of 2011, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $150.0 million of its outstanding common stock. These repurchases could be made in open market transactions, in privately negotiated transactions, including block purchases, or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program does not obligate Quanta to acquire any specific amount of common stock and will continue until it is completed or otherwise modified or terminated by Quanta’s board of directors at any time in its sole discretion and without notice. The stock repurchase program is funded with cash on hand. During the three months ended September 30, 2011, Quanta repurchased 3,218,104 shares of its common stock under this program at an aggregate cost of $55.1 million. From the time the stock repurchase program was initiated through September 30, 2011, Quanta repurchased 8,133,329 shares of its common stock under this program at an aggregate cost of $149.5 million. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Under the stock incentive plans described in Note 9, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 279,565 and 223,344 shares of Quanta common stock during the nine months ended September 30, 2011 and 2010, with a total market value of $6.2 million and $4.3 million, in each case for settlement of employee tax liabilities. These shares and their related value were accounted for as an adjustment to the balance of treasury stock.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each of these joint ventures on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the accompanying condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $3.6 million and $0.9 million for the three months ended September 30, 2011 and 2010 and $7.4 million and $1.6 million for the nine months ended September 30, 2011 and 2010. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $8.3 million and $1.4 million at September 30, 2011 and December 31, 2010. The carrying value of investments held by the noncontrolling interests in these variable interest entities at September 30, 2011 and December 31, 2010 was $8.3 million and $1.4 million. There were no changes in equity as a result of transfers to/from the noncontrolling interests during the three months ended September 30, 2011, however a $0.5 million distribution was made to a noncontrolling interest in the nine months ended September 30, 2011. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$55,600	$63,700	$73,608	$121,123
Foreign currency translation adjustment, net of tax	(28,643)	1,945	(19,648)	1,761
Change in unrealized gain on foreign currency cash flow hedges, net of tax	—	18	—	512

Comprehensive income	26,957	65,663	53,960	123,396
Less: Comprehensive income attributable to the noncontrolling interests	3,606	920	7,407	1,613

Comprehensive income attributable to common stock	$23,351	$64,743	$46,553	$121,783

9.	LONG-TERM INCENTIVE PLANS:

Stock Incentive Plans

On May 19, 2011, the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan) became effective following stockholder approval. The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of common stock may be issued pursuant to awards granted under the 2011 Plan.

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

Restricted Stock

Restricted shares of Quanta’s common stock have been issued under the Plans at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders are entitled to vote and receive dividends on such shares.

During the three months ended September 30, 2011 and 2010, Quanta granted 189,914 and 6,252 shares of restricted stock under the Plans with a weighted average grant price of $17.84 and $19.99. During the nine months ended September 30, 2011 and 2010, Quanta granted 1.1 million shares of restricted stock in each period under the Plans with a weighted average grant price of $21.41 and $19.20. Additionally, during the three months ended September 30, 2011 and 2010, 5,081 and 17,918 shares of restricted stock vested with an approximate fair value at the time of vesting of $0.1 million and $0.3 million. During the nine months ended September 30, 2011 and 2010, 0.9 million and 0.7 million shares of restricted stock vested with an approximate fair value at the time of vesting of $20.1 million and $13.3 million.

As of September 30, 2011, there was approximately $26.8 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.8 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Non-cash compensation expense related to restricted stock	$4,716	$5,522	$16,210	$16,922
Non-cash compensation expense related to stock options	—	181	—	543

Total stock-based compensation included in selling, general and administrative expenses	$4,716	$5,703	$16,210	$17,465

Actual tax benefit (expense) from vested restricted stock	$303	$48	$(1,089)	$(1,923)
Actual tax benefit (expense) from options exercised	—	—	(100)	(16)

Actual tax benefit (expense) related to stock-based compensation expense	303	48	(1,189)	(1,939)
Income tax benefit related to non-cash compensation expense	1,839	2,224	6,322	6,811

Total tax benefit related to stock-based compensation expense	$2,142	$2,272	$5,133	$4,872

Restricted Stock Units

The 2011 Plan provides for the award of restricted stock units (RSUs) to employees, directors and certain consultants and advisors of Quanta. In addition, the Restricted Stock Unit Plan (the RSU Plan) adopted by Quanta in 2010 provides for the award of RSUs to certain employees and consultants of Quanta’s Canadian operations. RSUs are intended to provide cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta by providing the participants with rights to receive a cash bonus that is determined by reference to Quanta’s common stock price. The number of RSUs awarded to grantees is determined based on the dollar amount of the grant and the closing price on the date of grant of a share of Quanta common stock. The RSUs vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs, the holders receive a cash bonus equal to the number of RSUs vested multiplied by Quanta’s common stock price on the vesting date.

Compensation expense related to RSUs was $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010 and $0.8 million and $0.3 million for the nine months ended September 30, 2011 and 2010. Such expense is recorded in selling, general and administrative expenses. As the RSUs are settled only in cash, they are not included in the calculation of earnings per share and the estimated earned value of the RSUs is classified as a liability. Liabilities recorded under the RSUs were $0.8 million and $0.2 million at September 30, 2011 and December 31, 2010.

10.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 8, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are shared equally by the joint venture members. However, each member of the joint venture is jointly and severally

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liable for all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract to the customer. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection this liability.

Certain joint ventures in which Quanta participates are general partnerships, and the joint venture partners each own an equal equity interest in the joint venture and participate equally in the profits and losses of the entity. If Quanta has determined that its investment in the joint venture partnership represents an undivided 50% interest in the assets, liabilities, revenues and profits of the joint venture, such amounts are proportionally consolidated in the accompanying financial statements. As a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2011 (in thousands):

Operating
Leases

Year Ending December 31 —
Remainder of 2011	$12,057
2012	36,425
2013	26,233
2014	16,128
2015	11,266
Thereafter	26,640

Total minimum lease payments	$128,749

Rent expense related to operating leases was approximately $30.9 million and $86.1 million for the three and nine months ended September 30, 2011 and approximately $27.2 million and $82.1 million for the three and nine months ended September 30, 2010.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2011, the maximum guaranteed residual value was approximately $119.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network. Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of September 30, 2011, Quanta estimates these committed capital expenditures to be approximately $7.0 million for the period October 1, 2011 through December 31, 2011 and $10.7 million thereafter.

Litigation and Claims

Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainty of litigation.

California Fire Litigation — San Diego County.  On June 18, 2010, PAR Electrical Contractors, Inc., a wholly owned subsidiary of Quanta (PAR), was named as a third party defendant in four lawsuits in California state court in San Diego County, California, all of which arise out of a wildfire in the San Diego area that started on October 21, 2007, referred to as the Witch Creek fire. The California Department of Forestry and Fire Protection issued a report concluding that the Witch Creek fire was started when the conductors of a three phase 69kV transmission line, known as TL 637, owned by San Diego Gas & Electric (SDG&E), touched each other, dropping sparks on dry grass. The Witch Creek fire, together with another wildfire referred to as the Guejito fire that merged with the Witch Creek fire, burned a reported 198,000 acres, over 1,500 homes and structures and is alleged to have caused two deaths and numerous personal injuries.

Numerous additional lawsuits were filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant seeking contractual and equitable indemnification for losses related to the Witch Creek fire, although a claim for specific damages has not been made. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. Quanta does not believe that the work done by PAR was the cause of the contact between the conductors. However, PAR has notified its various insurers of the claims. One insurer is participating in the defense of the matter, while others have reserved their rights to contest coverage, not stated their position and/or denied coverage. One insurer filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division on April 15, 2011 seeking a declaratory judgment that coverage does not exist. On June 6, 2011 and June 16, 2011, two other insurers intervened in the lawsuit making similar claims. On August 5, 2011, PAR filed a declaratory judgment action in California state court against certain insurers seeking a determination that coverage exists under the policies. PAR is vigorously defending the third party claims by SDG&E and continues to work to ensure coverage of any potential liabilities.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An amount equal to the deductibles under certain of Quanta’s applicable insurance policies has been expensed in connection with these matters. We previously recorded a liability and corresponding insurance recovery receivable of $35 million associated with a policy that is not subject to any of the actions seeking to deny coverage, with the liability reserve being reduced as expenses are incurred in connection with these matters and the receivable being reduced as these expenses are reimbursed by the insurance carrier. Additional deductibles may apply depending upon the availability of coverage under other insurance policies. Given PAR’s defenses to the indemnity claims, as well as the potential for insurance coverage, Quanta cannot estimate the amount of any possible loss or the range of possible losses that may exceed Quanta’s applicable insurance coverage. However, due to the nature of these claims, an adverse result in these proceedings leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

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

Concentration of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income Quanta receives from these investments and is likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. No customers represented 10% or more of billed and unbilled accounts receivable as of September 30, 2011, and no customers represented 10% or more of revenues for the three and nine months ended September 30, 2011. At December 31, 2010, one customer accounted for approximately 12% of billed and unbilled accounts receivables. Revenues from this customer are included in the Natural Gas and Pipeline Infrastructure Services segment. Additionally, one customer accounted for approximately 18% and one customer accounted for approximately 15% of consolidated revenues during the three months ended September 30, 2010, and one of these customers accounted for approximately 11% of consolidated revenues during the nine months ended September 30, 2010. Revenues from these customers are included in the Natural Gas and Pipeline Infrastructure Services segment. No other customers represented 10% or more of revenues during the three and nine months ended September 30, 2010.

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2011, all policies were renewed with deductibles continuing at existing levels of $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary domestic plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2011 and December 31, 2010, the gross amount accrued for insurance claims totaled $206.2 million and $216.8 million, with $159.0 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2011 and December 31, 2010 were $62.4 million and $66.3 million, of which $8.9 million and $9.4 million are included in prepaid expenses and other current assets and $53.5 million and $56.9 million are included in other assets, net.

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

Letters of Credit

Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on its behalf, such as to beneficiaries under its self-funded insurance programs. In addition, from time to time some customers require Quanta to post letters of credit to ensure payment to its subcontractors and vendors and to guarantee performance under its contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also record a charge to earnings for the reimbursement. Quanta does not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2011, Quanta had $190.3 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011 and 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2011, the total amount of outstanding performance bonds was approximately $1.7 billion, and the estimated cost to complete these bonded projects was approximately $566.0 million.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnities

Quanta has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. Quanta also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. As of September 30, 2011, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist in connection with any of these indemnity obligations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues from external customers:
Electric Power	$822,689	$532,603	$2,056,232	$1,452,774
Natural Gas and Pipeline	259,014	551,674	645,495	1,003,728
Telecommunications	140,679	93,618	326,494	289,506
Fiber Optic Licensing	28,437	28,112	82,471	78,784

Consolidated	$1,250,819	$1,206,007	$3,110,692	$2,824,792

Operating income (loss):
Electric Power	$101,754	$60,361	$203,154	$150,567
Natural Gas and Pipeline	(3,945)	53,118	(42,128)	97,388
Telecommunications	15,877	5,605	21,304	12,499
Fiber Optic Licensing	14,231	13,266	39,448	39,265
Corporate and non-allocated costs	(33,936)	(37,789)	(96,983)	(98,043)

Consolidated	$93,981	$94,561	$124,795	$201,676

Depreciation:
Electric Power	$12,474	$10,091	$37,080	$30,060
Natural Gas and Pipeline	10,332	10,494	31,020	32,992
Telecommunications	1,526	1,671	4,412	5,135
Fiber Optic Licensing	3,468	3,246	10,321	9,415
Corporate and non-allocated costs	1,335	1,000	3,666	2,775

Consolidated	$29,135	$26,502	$86,499	$80,377

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

Foreign Operations

During the three months ended September 30, 2011 and 2010, Quanta derived $121.6 million and $75.2 million of its revenues from foreign operations, the majority of which was earned in Canada. During the nine months ended September 30, 2011 and 2010, Quanta derived $367.2 million and $173.4 million of its revenues from foreign operations, the majority of which was earned in Canada. In addition, Quanta held property and equipment of $113.3 million and $94.0 million in foreign countries as of September 30, 2011 and December 31, 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SUBSEQUENT EVENT:

Acquisition

On October 5, 2011, Quanta acquired Utilimap Corporation (Utilimap), which provides geographic information system (GIS) utility asset management and engineering services. The aggregate consideration paid for Utilimap consisted of $24.5 million in cash, 553,526 shares of Quanta common stock valued at $9.5 million and the repayment of $0.8 million in debt. As this transaction was effective October 5, 2011, the results of Utilimap will be included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its electric power infrastructure service offerings. Utilimap’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

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

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the nine months ended September 30, 2011 were approximately $3.11 billion, of which 66% was attributable to the Electric Power Infrastructure Services segment, 21% to the Natural Gas and Pipeline Infrastructure Services segment, 10% to the Telecommunications Infrastructure Services segment and 3% to the Fiber Optic Licensing segment.

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

Recent Investments and Acquisitions

On August 11, 2011, we acquired Coe Drilling Pty. Ltd. (Coe), a horizontal directional drilling company based in Brisbane, Australia. The aggregate consideration paid for Coe consisted of $10.5 million in cash, 396,643 shares of our common stock valued at $6.3 million and the repayment of $1.8 million in debt. As this transaction was effective August 11, 2011, the results of Coe have been included in our consolidated financial statements beginning on such date. This acquisition allows us to further expand our capabilities and scope of services internationally. Coe’s financial results will generally be included in our Natural Gas and Pipeline Infrastructure Services segment.

On August 5, 2011, we acquired McGregor Construction 2000 Ltd. and certain of its affiliated entities (McGregor), an electric power infrastructure services company based in Alberta, Canada. The aggregate consideration paid for McGregor consisted of $38.6 million in cash, 898,440 shares of our common stock valued at $14.6 million and the repayment of $0.8 million in debt. As this transaction was effective August 5, 2011, the results of McGregor have been included in our consolidated financial statements beginning on such date. This acquisition allows us to further expand our capabilities and scope of services in Canada. McGregor’s financial results will generally be included in our Electric Power Infrastructure Services segment.

In the third quarter of 2011, we acquired two other businesses based in British Columbia, Canada that predominately provide electric power infrastructure services, which have been reflected in our consolidated financial statements as of their respective acquisition dates. In connection with these acquisitions, we paid the former owners of the businesses approximately an aggregate of $7.3 million in cash and issued an aggregate of 91,204 shares of our common stock valued at approximately $1.7 million.

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

During the third quarter of 2011, we loaned $4.0 million to the indirect parent of NJ Oak Solar, LLC (NJ Oak Solar). The loan proceeds, together with other financing and equity funds, will be used for NJ Oak Solar’s construction of a 10 MW solar power generation facility in New Jersey. The construction of the facility, which began in the second quarter of 2011, is being performed by us, with completion expected by the end of 2011.

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

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. The backlog estimates include amounts under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of September 30, 2011 and December 31, 2010, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	September 30, 2011		December 31, 2010
	12 Month	Total	12 Month	Total

Electric Power Infrastructure Services	$2,321,202	$4,856,346	$1,798,284	$4,473,425
Natural Gas and Pipeline Infrastructure Services	687,910	1,365,985	743,970	1,026,937
Telecommunications Infrastructure Services	328,284	530,552	228,549	415,460
Fiber Optic Licensing	101,642	418,558	98,792	402,299

Total	$3,439,038	$7,171,441	$2,869,595	$6,318,121

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

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States and Canada. Project schedules, in particular in connection with larger, longer term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions and interest rate fluctuations may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

We and our customers continue to operate in a challenging business environment, with increasing regulatory requirements and only gradual recovery in the economy and capital markets from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced spending since late 2008, which we attribute primarily to negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long term. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Depreciation.  We include depreciation in cost of services. This is common practice in our industry, but it can make comparability of our margins to those of other companies difficult. This must be taken into consideration when comparing us to other companies.

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

Results of Operations

As previously discussed, we completed four business acquisitions during 2011 and one during 2010, which included four electric power infrastructure services companies based in Canada and one natural gas and pipeline infrastructure service contractor based in Australia. The results of these acquisitions have been included in the following results of operations as of their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010

Revenues	$1,250,819	100.0%	$1,206,007	100.0%	$3,110,692	100.0%	$2,824,792	100.0%
Cost of services (including depreciation)	1,056,129	84.4	1,016,013	84.2	2,691,021	86.5	2,349,619	83.2

Gross profit	194,690	15.6	189,994	15.8	419,671	13.5	475,173	16.8
Selling, general and administrative expenses	92,414	7.4	82,037	6.8	273,444	8.8	245,163	8.7
Amortization of intangible assets	8,295	0.7	13,396	1.2	21,432	0.7	28,334	1.0

Operating income	93,981	7.5	94,561	7.8	124,795	4.0	201,676	7.1
Interest expense	(738)	(0.1)	(269)	0.0	(1,248)	0.0	(4,660)	(0.1)
Interest income	226	0.0	418	0.0	761	0.0	1,166	0.1
Loss on early extinguishment of debt	—	0.0	—	0.0	—	0.0	(7,107)	(0.3)
Other income (expense), net	(528)	0.0	479	0.1	(394)	0.0	371	0.0

Income before income taxes	92,941	7.4	95,189	7.9	123,914	4.0	191,446	6.8
Provision for income taxes	37,341	3.0	31,489	2.6	50,306	1.6	70,323	2.5

Net income	55,600	4.4	63,700	5.3	73,608	2.4	121,123	4.3
Less: Net income attributable to noncontrolling interests	3,606	0.2	920	0.1	7,407	0.3	1,613	0.1

Net income attributable to common stock	$51,994	4.2%	$62,780	5.2%	$66,201	2.1%	$119,510	4.2%

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Consolidated Results

Revenues.  Revenues increased $44.8 million, or 3.7%, to $1.25 billion for the three months ended September 30, 2011. Electric power infrastructure services revenues increased $290.1 million, or 54.5%, to $822.7 million for the three months ended September 30, 2011, primarily due to an increase in the number and size of projects as a result of increased capital spending by our customers, as well as the contribution of $62.5 million in revenues from companies acquired since September 30, 2010. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $47.1 million, or 50.3%, to $140.7 million in the three months ended September 30, 2011, primarily as a result of increased capital spending by our customers. Partially offsetting these increases were lower revenues from natural gas and pipeline infrastructure services, which decreased $292.7 million, or 53.0%, to $259.0 million for the three months ended September 30, 2011, primarily due to a reduction in the number and size of natural gas transmission projects awarded.

Gross profit.  Gross profit increased $4.7 million, or 2.5%, to $194.7 million for the three months ended September 30, 2011. As a percentage of revenues, gross margin decreased to 15.6% for the three months ended September 30, 2011 from 15.8% for the three months ended September 30, 2010. The decrease in gross margin for the three months ended September 30, 2011 was primarily due to the impact of lower overall revenues from natural gas transmission projects, which resulted in less ability to cover operating overhead costs. This decrease was partially offset by increases in gross margins in the electric power and telecommunications infrastructure services segment.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $10.4 million, or 12.6%, to $92.4 million for the three months ended September 30, 2011. The increase is partially attributable to approximately $4.0 million in additional administrative expenses associated with companies acquired since September 30, 2010 and approximately $8.7 million in higher salary and benefits costs associated with additional personnel and salary increases. Partially offsetting these increases was a decrease in losses on the sale of equipment of approximately $3.0 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues increased from 6.8% for the three months ended September 30, 2010 to 7.4% for the three months ended September 30, 2011 primarily due to the impact that the lower revenues reported by the natural gas and pipeline segment had on our ability to cover fixed costs.

Amortization of intangible assets.  Amortization of intangible assets decreased $5.1 million to $8.3 million for the three months ended September 30, 2011. This decrease is primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles resulting from the companies acquired since September 30, 2010.

Interest expense.  Interest expense increased $0.5 million to $0.7 million for the three months ended September 30, 2011, primarily due to the write-off of $0.3 million in unamortized deferred financing costs associated with our prior credit facility, which was amended and restated during the third quarter of 2011.

Interest income.  Interest income decreased $0.2 million to $0.2 million for the three months ended September 30, 2011. The decrease results primarily from a lower average cash balance for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

Provision for income taxes.  The provision for income taxes was $37.3 million for the three months ended September 30, 2011, with an effective tax rate of 40.2%, as compared to a provision of $31.5 million for the three months ended September 30, 2010, with an effective tax rate of 33.1%. The lower effective tax rate for the three months ended September 30, 2010 was primarily due to $9.4 million in tax benefits recorded during the third quarter of 2010 as a result of the expiration of various federal and state statutes of limitations.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Consolidated Results

Revenues.  Revenues increased $285.9 million, or 10.1%, to $3.11 billion for the nine months ended September 30, 2011. Electric power infrastructure services revenues increased $603.5 million, or 41.5%, to $2.06 billion for the nine months ended September 30, 2011, primarily due to an increase in the number and size of projects as a result of increased capital spending by our customers, as well as the contribution of $159.2 million in revenues from companies acquired since September 30, 2010. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $37.0 million, or 12.8%, to $326.5 million for the nine months ended September 30, 2011, primarily as a result of increased capital spending by our customers. Partially offsetting these increases were lower revenues from natural gas and pipeline infrastructure services, which decreased $358.2 million, or 35.7%, to $645.5 million for the nine months ended September 30, 2011 primarily due to a decrease in the number and size of natural gas transmission projects that were ongoing during 2011 as compared to 2010.

Gross profit.  Gross profit decreased $55.5 million, or 11.7%, to $419.7 million for the nine months ended September 30, 2011. As a percentage of revenues, gross margin decreased to 13.5% for the nine months ended September 30, 2011 from 16.8% for the nine months ended September 30, 2010. These decreases were primarily due to the impact of lower overall revenues from natural gas and pipeline infrastructure services which resulted in a lower ability to cover operating overhead costs as well as project losses incurred in this segment during the first quarter of 2011 primarily associated with increased costs on certain projects related to performance issues caused by adverse weather conditions and regulatory restrictions. Also contributing to the decrease were lower margins earned on electric power infrastructure services primarily due to the completion of certain higher margin electric transmission projects during the nine months ended September 30, 2010, as compared to electric transmission projects that were at earlier stages of completion during the nine months ended September 30, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $28.3 million, or 11.5%, to $273.4 million for the nine months ended September 30, 2011. This increase is primarily attributable to approximately $16.2 million in higher salary and benefits costs, as well as $9.0 million in additional administrative expenses associated with companies acquired since September 30, 2010. Selling, general and administrative expenses as a percentage of revenues increased slightly from 8.7% for the nine months ended September 30, 2010 to 8.8% for the nine months ended September 30, 2011.

Amortization of intangible assets.  Amortization of intangible assets decreased $6.9 million to $21.4 million for the nine months ended September 30, 2011. This decrease is primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with companies acquired since September 30, 2010.

Interest expense.  Interest expense decreased $3.4 million to $1.2 million for the nine months ended September 30, 2011, primarily due to the redemption of all of our 3.75% convertible subordinated notes due 2026 (3.75% Notes) on May 14, 2010.

Interest income.  Interest income decreased $0.4 million to $0.8 million for the nine months ended September 30, 2011. The decrease results primarily from a lower average cash balance for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt was $7.1 million for the nine months ended September 30, 2010 as a result of the redemption of all of our outstanding 3.75% Notes on May 14, 2010. This loss includes a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

Provision for income taxes.  The provision for income taxes was $50.3 million for the nine months ended September 30, 2011, with an effective tax rate of 40.6%, as compared to a provision of $70.3 million for the nine months ended September 30, 2010, with an effective tax rate of 36.7%. The lower effective tax rate for the nine months ended September 30, 2010 results primarily due to $9.4 million in tax benefits recorded during the nine months ended September 30, 2010 as a result of the expiration of various federal and state statutes of limitations.

Segment Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(Dollars in thousands)

Revenues from external customers:
Electric Power	$822,689	65.8%	$532,603	44.2%	$2,056,232	66.1%	$1,452,774	51.4%
Natural Gas and Pipeline	259,014	20.7	551,674	45.7	645,495	20.8	1,003,728	35.5
Telecommunications	140,679	11.2	93,618	7.8	326,494	10.5	289,506	10.3
Fiber Optic Licensing	28,437	2.3	28,112	2.3	82,471	2.6	78,784	2.8

Consolidated revenues from external customers	$1,250,819	100.0%	$1,206,007	100.0%	$3,110,692	100.0%	$2,824,792	100.0%

Operating income (loss):
Electric Power	$101,754	12.4%	$60,361	11.3%	$203,154	9.9%	$150,567	10.4%
Natural Gas and Pipeline	(3,945)	(1.5)	53,118	9.6	(42,128)	(6.5)	97,388	9.7
Telecommunications	15,877	11.3	5,605	6.0	21,304	6.5	12,499	4.3
Fiber Optic Licensing	14,231	50.0	13,266	47.2	39,448	47.8	39,265	49.8
Corporate and non-allocated costs	(33,936)	N/A	(37,789)	N/A	(96,983)	N/A	(98,043)	N/A

Consolidated operating income	$93,981	7.5%	$94,561	7.8%	$124,795	4.0%	$201,676	7.1%

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $290.1 million, or 54.5%, to $822.7 million for the three months ended September 30, 2011. Revenues were positively impacted by increased revenues from electric power transmission projects primarily due to increased spending by our customers during the third quarter of 2011. Revenues from emergency restoration services increased $52.4 million to $62.7 million for the three months ended September 30, 2011 primarily due to services provided following Hurricane Irene, which impacted the east coast region of the United States. Revenues were also favorably impacted by the contribution of approximately $62.5 million from the companies acquired since September 30, 2010.

Operating income increased $41.4 million, or 68.6%, to $101.8 million for the three months ended September 30, 2011, as compared to operating income of $60.4 million for the three months ended September 30, 2010. Operating income as a percentage of revenues increased to 12.4% for the three months ended September 30, 2011, from 11.3% for the quarter ended September 30, 2010. These increases are primarily due to the higher overall revenues described above, which resulted primarily from an increase in revenues from higher margin transmission projects, as well as from increases in higher margin emergency restoration services.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $292.7 million, or 53.0%, to $259.0 million for the three months ended September 30, 2011. Revenues were negatively impacted by a decrease in the number and size of projects primarily as a result of delays in spending by our customers, specifically in connection with natural gas transmission projects.

Operating income decreased $57.1 million to an operating loss of $3.9 million for the three months ended September 30, 2011, as compared to operating income of $53.1 million for the three months ended September 30, 2010. Operating income as a percentage of revenues decreased to (1.5)% for the three months ended September 30, 2011 from 9.6% for the three months ended September 30, 2010. These decreases are primarily due to the lower overall revenues described above, which negatively impacted this segment’s ability to cover operating overhead and administrative costs.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $47.1 million, or 50.3%, to $140.7 million for the three months ended September 30, 2011. This increase in revenues is primarily due to an increase in the volume of work associated with stimulus funded projects that ramped up substantially during the three months ended September 30, 2011. Also contributing to this increase were higher revenues from FTTx build-out initiatives as a result of increased capital spending by our customers during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Operating income increased $10.3 million to $15.9 million for the three months ended September 30, 2011 as compared to operating income of $5.6 million for the three months ended September 30, 2010, and operating income as a percentage of revenues increased from 6.0% for the three months ended September 30, 2010 to 11.3% for the three months ended September 30, 2011. These quarter over quarter increases were primarily due to an increase in the demand for our services allowing for margin expansion in the third quarter of 2011, as well as lower selling, general and administrative expenses that resulted from the restructuring of certain operating units, which reduced the overall amount of fixed costs associated with the segment.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $0.3 million, or 1.2%, to $28.4 million for the three months ended September 30, 2011. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased nominally for the three months ended September 30, 2011 as compared to the same quarter of last year. Operating income as a percentage of revenues for the three months ended September 30, 2011 increased to 50.0% from 47.2% in the third quarter of 2010 primarily due to the impact of certain contracts with higher materials procurement requirements in the third quarter of 2010.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2011 decreased $3.9 million, or 10.2%, to $33.9 million, primarily due to a $5.1 million decrease in amortization of intangible assets, partially offset by a $1.1 million increase in salaries and benefits expenses.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $603.5 million, or 41.5%, to $2.06 billion for the nine months ended September 30, 2011. Revenues were positively impacted by an increase in revenues from electric power transmission projects along with higher revenues from other electric power infrastructure services, all of which resulted primarily from increases in spending by our customers during the 2011 period. Revenues were also favorably impacted by the contribution of $159.2 million in revenues from companies acquired since September 30, 2010. Also contributing to the increase was an increase of $48.0 million in revenues from emergency restoration services, to $127.9 million for the nine months ended September 30, 2011.

Operating income increased $52.6 million, or 34.9%, to $203.2 million for the nine months ended September 30, 2011, as compared to operating income of $150.6 million for the nine months ended September 30, 2010, while operating income as a percentage of revenues decreased to 9.9% for the nine months ended September 30, 2011, from 10.4% for the nine months ended September 30, 2010. The increase in operating income is primarily due to the overall increase in revenues described above, which improved this segment’s ability to cover fixed costs. The decrease in operating margins is primarily due to a more competitive pricing environment for electric power distribution services and the completion of certain higher margin electric transmission projects during 2010 as compared to electric transmission projects that were in earlier stages of completion during 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $358.2 million, or 35.7%, to $645.5 million for the nine months ended September 30, 2011. Revenues were negatively impacted by a decrease in the number and size of projects primarily as a result of delays in spending by our customers, specifically in connection with natural gas transmission projects.

Operating income decreased $139.5 million to an operating loss of $42.1 million for the nine months ended September 30, 2011, as compared to operating income of $97.4 million for the nine months ended September 30, 2010. Operating income as a percentage of revenues decreased to (6.5)% for the nine months ended September 30, 2011 from 9.7% for the nine months ended September 30, 2010. These decreases are primarily due to the lower overall revenues described above which negatively impacted this segment’s ability to cover fixed costs, as well as the impact of increased costs related to performance issues caused by adverse weather conditions and regulatory restrictions on certain gas transmission projects completed during the first quarter of 2011.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $37.0 million, or 12.8%, to $326.5 million for the nine months ended September 30, 2011. This increase in revenues is primarily due to a increase in the volume of work associated with stimulus funded projects that ramped up during the third quarter of 2011 as well as higher revenues from FTTx build-out initiatives due to increases in capital spending by our customers. These increases were partially offset by a decrease in the volume of work associated with the completion of a long-haul fiber installation project performed during the nine months ended September 30, 2010.

Operating income increased $8.8 million, or 70.4%, to $21.3 million for the nine months ended September 30, 2011 as compared to operating income of $12.5 million for the nine months ended September 30, 2010, and operating income as a percentage of revenues increased from 4.3% for the nine months ended September 30, 2010 to 6.5% for the nine months ended September 30, 2011. These increases are primarily due to the higher overall revenues described above, which positively impacted this segment’s ability to cover fixed costs.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $3.7 million, or 4.7%, to $82.5 million for the nine months ended September 30, 2011. This increase in revenues is primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased nominally to $39.4 million for the nine months ended September 30, 2011. Operating income as a percentage of revenues for the nine months ended September 30, 2011 decreased to 47.8% from 49.8% for the nine months ended September 30, 2010 primarily due to higher network maintenance costs incurred and higher construction revenues earned during the second quarter of 2011, which bear lower margins than the fiber optic licensing revenues generated by this segment.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2011 remained relatively constant at $97.0 million compared to $98.0 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $257.8 million as of September 30, 2011, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Capital expenditures are expected to total $180 million to $200 million for 2011. Approximately $30 million to $35 million of the expected 2011 capital expenditures are targeted for the expansion of our fiber optic networks.

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

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at September 30, 2011. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds available under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Sources and Uses of Cash

As of September 30, 2011, we had cash and cash equivalents of $257.8 million and working capital of $925.2 million. We also had $190.3 million of letters of credit outstanding under our credit facility and $509.7 million available for revolving loans or issuing new letters of credit under our credit facility.

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

Operating activities provided net cash to us of $40.8 million during the three months ended September 30, 2011 as compared to $54.7 million net cash used by us during the three months ended September 30, 2010, and operating activities provided net cash to us of $92.8 million during the nine months ended September 30, 2011 as compared to $21.3 million net cash used by us during the nine months ended September 30, 2010. These increases in operating cash flows are primarily due to more favorable billing positions in the 2011 periods and lower working capital requirements compared to last year due primarily to a decrease in the size and volume of natural gas transmission projects.

Investing Activities

During the three months ended September 30, 2011, we used net cash in investing activities of $96.7 million as compared to $24.5 million in the three months ended September 30, 2010. Investing activities in the third quarter of 2011 included $43.1 million used for capital expenditures, partially offset by $4.8 million of proceeds from the sale of equipment. Additionally, net cash of $53.9 million was used in connection with our acquisitions of Coe, McGregor and two other businesses which occurred in the third quarter of 2011. Investing activities in the third quarter of 2010 included $31.7 million used for capital expenditures, partially offset by $7.1 million of proceeds from the sale of equipment.

During the nine months ended September 30, 2011, we used net cash in investing activities of $216.8 million as compared to $92.8 million in the nine months ended September 30, 2010. Investing activities in the nine months ended September 30, 2011 included $132.8 million used for capital expenditures, partially offset by $9.4 million of proceeds from the sale of equipment. Additionally, the $35.0 million capital contribution to acquire an equity interest in HEP, as well as the investments made for acquisitions in the third quarter of 2011 described above, are included in investing activities in the nine months ended September 30, 2011. Investing activities in the nine months ended September 30, 2010 included $114.0 million used for capital expenditures, partially offset by $21.3 million of proceeds from the sale of equipment.

Financing Activities

During the three months ended September 30, 2011, we used net cash in financing activities of $60.5 million as compared to $0.1 million in the three months ended September 30, 2010. Financing activities in the third quarter of 2011 included $55.1 million in common stock repurchases under our stock repurchase program and $4.0 million of loan costs related to our new credit facility described below. During the nine months ended September 30, 2011, we used net cash in financing activities of $153.5 million as compared to $144.7 million in the nine months ended September 30, 2010. Financing activities in the nine months ended September 30, 2011 included $149.5 million in common stock repurchases under our stock repurchase program as well as the loan costs mentioned above. Financing activities in the nine months ended September 30, 2010 included $143.8 million in payments for the redemption of our 3.75% Notes, described in Note 7 to our condensed consolidated financial statements. There were no other material financing activities during the three and nine months ended September 30, 2011 and 2010.

Debt Instruments

Credit Facility

On August 2, 2011, we entered into a credit agreement which amended and restated our prior credit agreement with various lenders such that as of September 30, 2011, we have a $700.0 million senior secured revolving credit facility maturing on August 2, 2016. The entire amount of the facility is available for the issuance of letters of credit, and up to $25.0 million of the facility is available for swing line loans. Up to $100.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of September 30, 2011, we had approximately $190.3 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $509.7 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all cash and Cash

Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all of our assets and the assets of our wholly owned U.S. subsidiaries and by a pledge of all of the capital stock of our wholly owned U.S. subsidiaries and 65% of the capital stock of our direct foreign subsidiaries and the direct foreign subsidiaries of our wholly owned U.S. subsidiaries. Our wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services, all collateral will be automatically released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of September 30, 2011, we were in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and carries cross-default provisions with our underwriting, continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $30.0 million in borrowings or availability. If an event of default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may be accelerated and may become or be declared immediately due and payable.

Prior to August 2, 2011,we had a credit agreement that provided for a $475.0 million senior secured revolving credit facility maturing September 19, 2012. Subject to the conditions specified in the prior credit agreement, borrowings under the prior credit facility were to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the prior credit facility was available for the issuance of letters of credit.

Amounts borrowed under the prior credit facility bore interest, at our option, at a rate equal to either (a) the Eurodollar Rate (as defined in the prior credit agreement) plus 0.875% to 1.75%, as determined by the ratio of our total funded debt to Consolidated EBITDA (as defined in the prior credit agreement), or (b) the base rate (as described below) plus 0.00% to 0.75%, as determined by the ratio of our total funded debt to Consolidated EBITDA. Letters of credit issued under the prior credit facility were subject to a letter of credit fee of 0.875% to 1.75%, based on the ratio of our total funded debt to Consolidated EBITDA. We were also subject to a commitment fee of 0.15% to 0.35%, based on the ratio of our total funded debt to Consolidated EBITDA, on any unused availability under the prior credit facility. The base rate equaled the higher of (i) the Federal Funds Rate (as defined in the prior credit agreement) plus 1/2 of 1% or (ii) the bank’s prime rate.

3.75% Convertible Subordinated Notes

As of September 30, 2011 and December 31, 2010, none of our 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, we redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. Therefore, the 3.75% Notes were outstanding for a portion of the nine months ended September 30, 2010.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, surety guarantees, multi-employer pension plan liabilities and obligations relating to our joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as general partnerships, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities for which such other party is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no other material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2011, the maximum guaranteed residual value was approximately $119.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2011, we had $190.3 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2011 and 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, we have assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of a default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2011, the total amount of outstanding performance bonds was approximately $1.7 billion, and the estimated cost to complete these bonded projects was approximately $566.0 million.

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

Contractual Obligations

As of September 30, 2011, our future contractual obligations are as follows (in thousands):

		Remainder
	Total	of 2011	2012	2013	2014	2015	Thereafter

Long-term obligations — principal	$100	$100	$—	$—	$—	$—	$—
Operating lease obligations	128,749	12,057	36,425	26,233	16,128	11,266	26,640
Committed capital expenditures for fiber optic networks under contracts with customers	17,722	7,045	10,677	—	—	—	—

Total	$146,571	$19,202	$47,102	$26,233	$16,128	$11,266	$26,640

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of September 30, 2011, the total unrecognized tax benefits related to uncertain tax positions was $58.5 million. We do not expect any significant amounts to be paid related to these positions within the next twelve months. However, we believe it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $15.5 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

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

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2011, all policies were renewed with deductibles continuing at existing levels of $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary domestic plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2011 and December 31, 2010, the gross amount accrued for insurance claims totaled $206.2 million and $216.8 million, with $159.0 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2011 and December 31, 2010 were $62.4 million and $66.3 million, of which $8.9 million and $9.4 million are included in prepaid expenses and other current assets and $53.5 million and $56.9 million are included in other assets, net.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. No customers represented 10% or more of accounts billed and unbilled receivable as of September 30, 2011, and no customers represented 10% or more of revenues for the three and nine months ended September 30, 2011. At December 31, 2010, one customer accounted for approximately 12% of billed and unbilled accounts receivable. Revenues from this customer are included in the Natural Gas and Pipeline Infrastructure Services segment. Additionally, one customer accounted for approximately 18% and one customer accounted for 15% of consolidated revenues during the three months ended September 30, 2010, and one of these customers accounted for approximately 11% of consolidated revenues during the nine months ended September 30, 2010. Revenues from these customers are included in the Natural Gas and Pipeline Infrastructure Services segment. No other customers represented 10% or more of revenues during the three and nine months ended September 30, 2010.

Litigation and Claims

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for additional information regarding litigation and claims.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

None.

Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. We will adopt ASU 2011-04 on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, we will adopt ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our disclosures.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard)” (ASU 2011-08), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, entities can choose to early adopt this ASU. This guidance gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU 2011-08 also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed. The adoption of ASU 2011-08 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB also issued ASU 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (ASU 2011-09), which is effective for annual reporting periods ending after December 15, 2011. This guidance requires employers to make various disclosures for each individually significant multiemployer plan that provides pension benefits to its employees. Generally, an employer must disclose the employer’s contributions to the plan during the period and provide a description of the nature and effect of any significant changes that affect comparability of total employer contributions from period to period. Additionally, the employer should provide a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, including benefits earned by employees during employment with another employer and other quantitative information, to the extent available, as of the most recent date available, to help users understand the financial information for each significant plan. An employer should also provide disclosures for total contributions made to all plans that are not individually significant and total contributions made to all plans. If certain quantitative information cannot be obtained without undue cost and effort, that quantitative information may be omitted although the employer should describe what information has been omitted and why. The required disclosures must be provided retrospectively for all prior periods. Although we do not expect the adoption of ASU 2011-09 to have a material impact on our consolidated financial position, results of operations or cash flows, we are currently assessing the impact of ASU 2011-09 on our disclosures and whether all of the information required to be disclosed is available without undue cost and effort.

Outlook

We and our customers continue to operate in a difficult business environment, with only gradual improvements in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory requirements as they implement projects to enhance the overall state of their infrastructure, which has resulted in reductions or delays in spending. These economic and regulatory factors have negatively affected our results and may continue to do so in the near term. We believe, however, that economic conditions will improve and market constraints will lessen. We are currently experiencing increased activity and spending in the industries we serve, and we expect these increases to continue into 2012, although the regulatory obstacles our customers must overcome continue to create uncertainty as to the timing of spending. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that our financial and operational strengths will enable us to manage these challenges and uncertainties.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion. In addition, state renewable portfolio standards are driving the development of new renewable energy generation facilities that often require new transmission lines to be developed to transport electricity from renewable energy generation sources to the grid. As a result of these and other factors described below, new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. While the economic downturn may have affected the timing and scope of certain transmission projects in the past, we believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. In the second half of 2010 and to date in 2011, a number of large-scale transmission projects have been awarded, indicating that the long-awaited transmission build-out programs by our customers have begun and transmission spending is on the rise. Regulatory and environmental processes and permitting remain a hurdle for some proposed transmission projects, continuing to create uncertainty as to timing on some transmission spending. In addition, these projects generally have a long-term horizon, and timing and scope can be affected by other factors such as siting, right of way and unfavorable economic and market conditions. We anticipate, however, these issues to be overcome and transmission spending to accelerate over the next few years, resulting in a continued shift over the near and long term in our electric power services mix to a greater proportion of high-voltage electric power transmission and substation projects.

We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Development and installation of smart grid technologies have benefited from stimulus funding, the implementation of grid management initiatives by utilities, and the desire by consumers for more efficient energy use. With respect to our electric power distribution services, we have seen a slowdown in spending by our customers for more than two years on their distribution systems, which we believe is due primarily to adverse economic and market conditions. We have seen some increase in distribution spending in the latter part of 2010 and through the first nine months of 2011, but we are uncertain whether this increase in distribution spending reflects a sustainable resumption in distribution spending by utilities or is a short-term phenomenon. However, as a result of reduced spending by utilities on their distribution systems for the past few years, we believe there will be a growing need in the future for utilities to resume investment on their distribution systems to properly maintain the system and to meet reliability requirements.

We believe that opportunities also exist as a result of renewable energy initiatives. State renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. According to the Solar Energy Industries Association, installed solar generation capacity in the United States is expected to increase from 956 megawatts installed in 2010 to approximately 2 gigawatts installed in 2011. Tax incentives and government stimulus funds are also expected to encourage development. As noted above, we expect the construction of renewable energy facilities, including solar power and wind generation sources, to result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We also believe opportunities exist for us to provide engineering, project management, materials procurement and installation services for renewable energy projects. However, the economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. Furthermore, to the extent that renewable energy projects are developed to satisfy mandatory state renewable portfolio standards, spending on such projects would likely decline if states were to lessen those standards. The timing of investments in renewable energy projects and related infrastructure may be affected by regulatory permitting processes and siting issues, as well as capital constraints. For example, certain of our customers are experiencing delays due to stringent permitting requirements, primarily associated with environmental issues. Developers on some solar projects may also delay the start time of some projects to take advantage of rapidly falling solar panel prices due to the current oversupply of solar panels in the marketplace. We believe these issues are a short-term market dynamic and that projects will begin over the next six to twelve months, in particular, as developers move forward on their projects to complete milestones necessary to obtain full federal tax benefits.

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

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. The Federal Energy Regulatory Commission (FERC) recently issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multistate electric transmission lines and also encourages competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order 1000 will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Additionally, the proposed federal renewable portfolio standard could further advance the installation of renewable generation facilities and related electric transmission infrastructure. It is uncertain, however, if or when pending or proposed legislation or regulations will be effective or whether the potentially beneficial provisions we highlight in this outlook will be included in the final legislation, and this uncertainty could affect our customers’ decisions regarding potential projects and the timing thereof.

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

Natural Gas and Pipeline Infrastructure Services Segment

We also see potential growth opportunities over the long term in our natural gas and pipeline operations, primarily in natural gas and oil pipeline installation, maintenance and related services such as gas gathering and pipeline integrity. As an example, we believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the demand for additional production of natural gas and the need for related infrastructure. We believe our position as a leading provider of transmission pipeline infrastructure services in North America will allow us to capitalize on these opportunities. However, the natural gas and oil industry is cyclical as a result of fluctuations in natural gas and oil prices, and spending in the pipeline industry has been negatively impacted in the past by lower natural gas and oil prices, reductions in the development of natural resources and capital constraints. In addition, increases in environmental scrutiny, regulatory requirements and permitting processes have resulted in project delays that may be significant.

We believe that strong opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations that produce natural gas and/or oil, as well as the development of Canadian oil sands, which will require the construction of transmission pipeline infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. During the first nine months of 2011, we participated in numerous bidding opportunities for transmission pipeline projects, but some of these projects were delayed due to heightened permitting challenges and environmental scrutiny. During the third quarter of this year, several delayed projects were awarded and began to move toward construction, and similar activity is continuing into the fourth quarter of 2011. We are also increasing our presence in areas of unconventional shale formations, including through the establishment of offices in several areas, to better position us to successfully pursue projects associated with midstream gathering infrastructure development. If we are successful in increasing our services for midstream gathering infrastructure opportunities, the relatively consistent nature of this work could offset some of the cyclical nature of the transmission pipeline business while also providing growth opportunities for us.

We also see growth potential in some of our other pipeline services. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity and rehabilitation services over the long term.

Over the past several years, our natural gas operations have been challenged by lower margins in connection with our natural gas distribution services, which were more significantly affected by the economic downturn than other operations in this segment. To improve our ability to be competitive and to generate improved margins from natural gas distribution projects, we restructured our natural gas distribution operations in 2011 to better align our cost structure to the competitive environment, which we believe should enable us to improve margins on natural gas distribution projects over time.

We have primarily focused our efforts in this segment on transmission pipeline opportunities and other more profitable services, and we are optimistic about these operations in the future. The timing and scope of projects could be affected, however, by regulatory requirements, environmental issues, the volatility of natural gas and oil prices, and economic and market conditions. Margins for our transmission pipeline projects are also subject to significant performance risk, which can arise from weather conditions, geography, customer decisions and crew productivity. To the extent we are not awarded projects, our natural gas margins associated with our transmission pipelines operation may be negatively impacted as we may not be able to cover certain of our fixed costs. Our specific opportunities in the transmission pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry. Many projects are bid and awarded in the first part of the year, with construction activities compressed in the third and fourth quarters of the year. As a result, we are often limited in our ability to determine the outlook, including backlog, for this business until we near the close of the bidding cycle.

Telecommunications Infrastructure Services Segment

In connection with our telecommunications services, we are seeing increasing opportunities as stimulus funding for broadband deployment to underserved areas continues to progress through the engineering phase into construction. Approximately $7.2 billion in funding has been awarded under the ARRA for numerous broadband deployment projects across the U.S. To receive funding for these projects, however, awardees are generally required to file environmental impact statements, the approval of which has delayed and may continue to delay projects. If funding is delayed, the demand for our telecommunications services will be affected. As awardees receive their environmental impact permits and ARRA funding, projects are being rapidly deployed to meet stimulus deadlines that require completion of projects within three years, which will extend through 2013 for many projects. We anticipate this deployment schedule will increase spending for telecommunications services through 2013.

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

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers and educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the adverse impact, if any, of economic conditions on these growth opportunities. Our growth opportunities, however, have been affected in the education markets, which has in the past comprised a significant portion of this segment’s revenues. We believe this slow down is due to budgetary constraints, although these constraints appear to be easing somewhat. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels. Additionally, we anticipate the need for continued capital expenditures to support the growth in this business.

Conclusion

We are currently seeing growth opportunities across all of the industry segments we serve, despite continuing negative effects from restrictive regulatory requirements and challenging economic conditions, which caused spending by our customers to decline in 2009 and remain slow through 2010 and the first nine months of 2011. While we are seeing opportunities in our natural gas and pipeline segment for the remainder of this year, several projects previously anticipated to be constructed in 2011 have been delayed until 2012. We also expect spending on electric distribution and gas distribution services, both of which have been significantly affected by the economic conditions that have existed during the past two years, to remain slow in the near term. We expect recovery in electric and gas distribution spending to be driven primarily by improving economic conditions and by increased maintenance needs. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects and may continue to do so in the future, which could delay, reduce or suspend future projects if funding is not available. However, we do not believe the factors described above will significantly affect revenue growth for the remainder of 2011 and beyond. We anticipate that utilities will increase spending on projects to upgrade and build out their transmission systems and outsource more of their work, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources. We also believe that we are one of the largest full-service providers of natural gas transmission and distribution services in North America, which positions us to leverage opportunities in the natural gas industry. Furthermore, as new technologies emerge in the future for communications and digital services such as voice, video, data and telecommunications, service providers are expected to work quickly to deploy fast, next-generation fiber and wireless networks, and we are and expect to continue to be recognized as a key partner in deploying these services.

We also expect to continue to see our margins generally improve over the near and long term, although reductions in spending by our customers, competitive pricing environments and restrictive regulatory requirements have negatively impacted our margins in the past year and could further affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, timing of projects and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve.

Capital expenditures for 2011 are expected to total $180 million to $200 million, of which approximately $30 million to $35 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2011 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

We continue to evaluate potential strategic acquisitions or investments to broaden our customer base, expand our geographic area of operation, grow our portfolio of services and increase opportunities across our operations. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners for liquidity. We also believe that our financial strength and experienced management team are attractive to acquisition candidates.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, other operating or financial results and capital expenditures;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity;

•	The potential benefit from acquisitions;

•	Statements relating to the business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•	Delays, reductions in scope or cancellations of anticipated, existing or pending projects, including as a result of weather, regulatory or environmental processes, or our customers’ capital constraints;

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Our ability to effectively compete for new projects and market share;

•	Competition in our business;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays warranty claims, damages or contract terminations;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims or customer-requested change orders;

•	The failure of our customers to comply with regulatory requirements applicable to their projects, including those related to stimulus funds, potentially resulting in project delays or cancellations;

•	Budgetary or other constraints that may reduce or eliminate government funding of projects, including stimulus projects, which may result in project delays or cancellations;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•	Risks associated with expanding our business in international markets, including losses that may arise from currency fluctuations;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•	The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of goodwill or other intangible asset impairments;

•	Our growth outpacing our infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Liabilities associated with union pension plans, including underfunding of liabilities;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors or equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

•	The cost of borrowing, availability of credit, fluctuations in the price and trading volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	The impact of increased healthcare costs arising from healthcare reform legislation; and

•	The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and as may be detailed from time to time in our other public filings with the SEC.

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

Credit Risk.  We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, the weakness in the economy has significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and obtain collateral or other security from our customers when appropriate.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at September 30, 2011.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Litigation and Claims in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in this Item 1 of Part II, for additional information regarding legal proceedings.

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

Unregistered Sales of Equity Securities

During the third quarter of 2011, we completed four acquisitions in which a portion of the purchase price consideration consisted of the issuance of unregistered shares of Quanta common stock. On July 8, 2011, we issued an aggregate of 91,204 shares of Quanta common stock to the former owners of two electric power infrastructure services companies based in British Columbia, Canada in partial consideration for the acquisition of such businesses. On August 5, 2011, we issued an aggregate of 898,440 shares of Quanta common stock to the former owners of McGregor Construction 2000 Ltd. and certain of its affiliated entities in partial consideration for the acquisition of such entities. Finally, on August 11, 2011, we issued an aggregate of 396,643 shares of Quanta common stock to the former owners of Coe Drilling Pty. Ltd. in partial consideration for the acquisition of Coe. All of such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the shares were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended September 30, 2011.

Maximum
Number (or Approximate
				Total Number	Dollar Value) of Shares
				of Shares Purchased	that may yet be
			Average Price	as Part of Publicly	Purchased Under
	Total Number of		Paid per	Announced Plans or	the Plans or
Period	Shares Purchased		Share	Programs(1)	Programs(1)

July 1-31, 2011	—		—	—
August 1-31, 2011	3,219,746	(2)	$17.12	3,218,104
September 1-30, 2011	—		$—	—

Total	3,219,746			3,218,104	$453,000

(1)	During the second quarter of 2011, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time, up to $150.0 million of our outstanding common stock. These repurchases may be made in open market transactions, in privately negotiated transactions, including block purchases, or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which became effective on May 9, 2011, does not obligate us to acquire any specific amount of common stock and will continue until it is completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. The stock repurchase program is funded with cash on hand.

(2)	Includes 1,642 shares withheld by Quanta from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2007 Stock Incentive Plan, outside the scope of our stock repurchase program.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated May 19, 2011 (previously filed as Exhibit 3.4 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
10.1		—	Second Amended and Restated Credit Agreement dated as of August 2, 2011, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)
10.2		—	Second Amended and Restated Security Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)
10.3		—	Second Amended and Restated Pledge Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)
31	.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†
101	XBRL Taxonomy Extension Definition Linkbase Document
DEF†

*	Filed or furnished herewith

†	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010 and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen
Senior Vice President — Finance and Administration
Chief Accounting Officer

Dated: November 8, 2011

INDEX TO EXHIBITS

Exhibit No.			Description

3.1		—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
3.2		—	Bylaws of Quanta Services, Inc., as amended and restated May 19, 2011 (previously filed as Exhibit 3.4 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)
10.1		—	Second Amended and Restated Credit Agreement dated as of August 2, 2011, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)
10.2		—	Second Amended and Restated Security Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)
10.3		—	Second Amended and Restated Pledge Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)
31	.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	XBRL Instance Document
INS†
101	XBRL Taxonomy Extension Schema Document
SCH†
101	XBRL Taxonomy Extension Calculation Linkbase Document
CAL†
101	XBRL Taxonomy Extension Label Linkbase Document
LAB†
101	XBRL Taxonomy Extension Presentation Linkbase Document
PRE†
101	XBRL Taxonomy Extension Definition Linkbase Document
DEF†

*	Filed or furnished herewith

†	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010 and (iv) related notes.