Form 10-K
period 2011-12-31
QUANTA SERVICES INC
filed 2012-02-29
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $4.1 billion.

As of February 20, 2012, the number of outstanding shares of Common Stock of the Registrant was 207,426,375. As of the same date, 3,909,110 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power, natural gas and oil pipeline and telecommunications industries in North America and in select international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, natural gas and oil transmission and distribution systems and facilities and wireline and wireless telecommunications networks used for video, data and voice transmission. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the year ended December 31, 2011 were approximately $4.62 billion, of which 66% was attributable to the Electric Power Infrastructure Services segment, 22% to the Natural Gas and Pipeline Infrastructure Services segment, 10% to the Telecommunications Infrastructure Services segment and 2% to the Fiber Optic Licensing segment.

We have established a presence throughout the United States and Canada with a workforce of over 17,500 employees, which enables us to quickly, reliably and cost-effectively serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout North America as a result of our broad geographic presence and significant scope and scale of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to take advantage of potential international opportunities.

Representative customers include:

• Ameren	• KINBER
• American Electric Power	• Lone Star Transmission
• American Transmission Company	• Lower Colorado River Authority
• Anadarko	• Mid American Energy
• ATCO Electric	• National Grid
• BC Hydro	• Northeast Utilities
• CapX2020	• Oklahoma Gas & Electric
• CenterPoint Energy	• PacificCorp
• Central Maine Power Company	• Pacific Gas & Electric
• Dominion Power	• Pembina Pipelines
• Electric Transmission Texas	• Piedmont Natural Gas
• Enbridge Pipeline	• Puget Sound Energy
• Entergy	• Qwest
• Enterprise Products	• Samsung
• Eurus Avenal	• San Diego Gas & Electric
• Exelon	• Sharyland Utilities
• Florida Gas Transmission	• Southern California Edison
• Florida Power & Light	• Suncor
• Georgia Power	• TransCanada
• Hydro One	• Verizon Communications
• Ibedrola Renewables	• Windstream
• International Transmission Company	• Xcel Energy

We were organized as a corporation in the state of Delaware in 1997, and since that time we have grown organically and have made strategic acquisitions, expanding our geographic presence and scope of services and developing new capabilities to meet our customers’ evolving needs. In particular, in the past three years, we have completed two significant acquisitions, as well as a number of smaller acquisitions. On October 25, 2010, we acquired Valard Construction LP and certain of its affiliates (Valard), an electric power infrastructure services company based in Alberta, Canada. This acquisition allowed us to further expand our electric power infrastructure capabilities and scope of services in Canada. On October 1, 2009, we acquired Price Gregory Services, Incorporated (Price Gregory), which provides natural gas and oil transmission pipeline infrastructure services in North America, specializing in the construction of large diameter transmission pipelines. This acquisition significantly expanded our existing natural gas and pipeline operations. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations to broaden our customer base, expand our geographic area of operation and grow our portfolio of services. We believe that our financial strength and experienced management team will be attractive to potential acquisition targets.

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

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments and certain of the long-term industry trends impacting each segment. With respect to industry trends, we and our customers continue to operate in a challenging business environment with stringent regulatory and environmental requirements and only gradual recovery in the economy and capital markets from recessionary levels. Regulatory and economic issues have adversely affected demand for our services and the timing of projects in the past and may continue to do so in the future. Therefore, we cannot definitively predict the timing or magnitude of the effect that industry trends may have on our business, particularly in the near-term. However, during 2011, in particular during the last six months of 2011, we experienced an increase in project awards and demand for our services, and many projects that had been negatively impacted by regulatory delays have overcome those challenges and commenced construction.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, and the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and our proprietary robotic arm technologies, as well as the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

Several industry trends provide opportunities for growth in demand for the services provided by the Electric Power Infrastructure Services segment, including the need to improve the reliability of aging power infrastructure, the expected long-term increase in demand for electric power and the incorporation of renewable generation and other new power generation sources into the North American power grid. We believe that we are the partner of choice for our electric power and renewable energy customers in need of broad infrastructure expertise, specialty equipment and workforce resources.

Demand for electricity in North America is expected to grow over the long-term; however, the electric power grids were not designed or constructed to serve today’s power needs. They are aging, continue to deteriorate and lack redundancy. The increasing demand, coupled with the aging infrastructure, has affected and will continue to affect reliability, requiring utilities to upgrade and expand their existing transmission and distribution systems. Current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. These system upgrades are resulting in increased spending and increased demand for our services in the near-term, and we expect this will continue over the long-term as well.

As demand for power grows, the need for new power generation facilities will grow as well. The future development of new traditional power generation facilities, as well as renewable energy sources such as solar and wind, will require new or expanded transmission infrastructure to transport power to demand centers. Renewable energy in particular often requires significant transmission infrastructure due to the remote location of renewable sources of energy. As a result, we anticipate that future development of new power generation will lead to increased demand over the long-term for our electric transmission design and construction services as well as our substation engineering and installation services.

We consider renewable energy, including solar and wind, to be an ongoing opportunity for our engineering, project management and installation services. Concerns about greenhouse gas emissions, as well as the goal of reducing reliance on power generation from fossil fuels, are creating the need for more renewable energy sources. Renewable portfolio standards (RPS), which mandate that renewable energy constitute a specified percentage of a utility’s power generation by a specified date, exist in many states. Additionally, several of the provisions of the American Recovery and Reinvestment Act of 2009 (ARRA) include incentives for investments in renewable energy, energy efficiency and related infrastructure. We believe that our comprehensive services, industry knowledge and experience in the design, installation and maintenance of renewable energy facilities will enable us to support our customers’ renewable energy efforts. Further, we have the financial strength to selectively provide financing solutions to customers in a modest but strategic way to help facilitate the development of renewable energy projects and also potentially create construction backlog for us.

Certain legislative and regulatory actions may also increase demand for our electric power infrastructure services. For example, in July 2011, the Federal Energy Regulatory Commission (FERC) issued Order No. 1000, which establishes transmission planning and cost allocation requirements for public utility transmission providers that are intended to facilitate multi-state electric transmission lines. The order requires planning for transmission to occur on both a local and regional basis and to take into account transmission needs driven by public policy requirements. It also provides rules for cost allocation across areas so that transmission costs are paid for by the beneficiaries of the infrastructure to be developed. The order also removes certain right of first refusals from FERC-approved tariffs and agreements, which is intended to encourage a more competitive marketplace for transmission infrastructure development and allow development to occur more quickly. We believe that certain legislative and regulatory actions, such as FERC Order No. 1000, could have a positive impact on the development of transmission infrastructure over the medium- and long-term, and as a result, increase demand for our electric transmission services.

Natural Gas and Pipeline Infrastructure Services Segment

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement and fabrication of pipeline support systems and related facilities. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

We see potential growth opportunities over the long-term in this segment, primarily in the installation and maintenance of natural gas, natural gas byproducts and oil pipelines and related services for gathering systems and pipeline integrity. In particular, we believe the existing pipeline and gathering system infrastructure in North America is insufficient to support the increasing development of new sources of natural gas, oil and other liquids, such as the unconventional shale formations and Canadian oil sands. We anticipate it will take several years to build this infrastructure and believe this need will increase demand for our services over the long-term.

Ongoing development of unconventional shale formations throughout North America has resulted in a significant increase in the country’s natural gas supply as compared to several years ago. We believe the abundant natural gas supply, combined with lower gas prices, will stimulate demand for increased natural gas usage in the future. As one of the cleanest-burning fossil fuels for power generation, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources and a cleaner environment. The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. As power generation from renewable energy sources continues to increase and become a larger percentage of the overall power generation mix, we also believe natural gas will be the fuel of choice to provide backup power generation to offset renewable energy intermittency. Additionally, the Fukushima Daiichi nuclear incident in Japan in 2011 has increased the uncertainty of the future role of nuclear energy for North America and will likely result in a delay in nuclear becoming a larger portion of North American power generation. We believe these factors will result in increasing development of natural gas power generation to meet North America’s future energy needs, which will in turn result in increased demand for natural gas production and the need for additional infrastructure to connect natural gas supplies to demand centers, increasing the demand for our services.

Additional pipeline infrastructure is also needed for the transportation of crude oil and other liquids from unconventional shale formations in the United States and Canada. Heavy crude oil from the Canadian oil sands is also being developed and requires pipelines to be built to take the product to refineries, many of which are in the coastal region along the Gulf of Mexico. Canadian oil sands and shale formations in certain parts of the U.S. and Canada contain significant reserves, and the economics of the production of these reserves depend on the price of oil. Oil prices are currently at a level that encourages the development of these oil reserves, which will require pipeline infrastructure to be built. We believe this need will increase demand for our services.

Other infrastructure, primarily midstream gathering systems, is also needed to support the development of unconventional shale formations. To diversify our transmission pipeline service offering, we are focusing on opportunities to provide our infrastructure services for gathering systems and related facilities, particularly in the liquid-rich shale formations. We are increasing our presence in the areas of several shale formation through the establishment of local offices to better position us to pursue these opportunities.

As a result of recent significant pipeline incidents in the United States, federal and state regulatory agencies are implementing new pipeline safety rules and increasing enforcement activities. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements. Testing is expected to become more frequent, extensive and invasive, and more information will be available regarding the condition of the country’s pipeline infrastructure. As a result, we anticipate a significant increase in spending allocated to pipeline integrity testing, rehabilitation and replacement services, and an increase in demand for these services we provide. We expect companies will increasingly seek out companies that can provide a turnkey management solution. We believe we are one of the few companies in North America that offers a complete solution for pipeline companies and gas utilities as they focus on testing, rehabilitating and replacing their pipeline infrastructure.

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the wireline and wireless telecommunications industry, as well as the cable television industry. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and backhaul links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

We believe that certain provisions of the ARRA will continue to create additional demand for our services in this segment into 2013. Specifically, the ARRA includes federal stimulus funding for the deployment of broadband services to underserved areas that lack sufficient bandwidth to adequately support economic development. Approximately $7.2 billion in stimulus funds have been awarded for broadband deployment to municipalities, states and rural telephone companies, some of which are our long-standing customers. We also expect many customers who received stimulus funds to continue to expand their networks even though stimulus funding may no longer be available.

The combination of a growing North American wireless subscriber base, greater use of wireless data for consumer and enterprise applications and services, and the development of innovative consumer wireless data products has led to a significant increase in the amount of wireless data traffic on wireless networks. As a result, the traditional backhaul infrastructure that has historically linked wireless cell sites to broader voice, data and video networks is reaching capacity. To handle current and future wireless data traffic demands and to improve wireless network quality and reliability, wireless carriers are implementing plans to replace their legacy backhaul networks based on T-1 lines and circuit switching applications with fiber optic networks, typically referred to as “fiber to the cell site” initiatives. We believe these initiatives will continue several more years before the backhaul system upgrade is completed, resulting in additional opportunities to assist our wireless customers in their fiber to the cell site initiatives.

We anticipate increased long-term opportunities arising from plans by a number of wireless companies to deploy and implement 4G and LTE (Long Term Evolution) technology and networks throughout North America. These technologies are being deployed in the United States using a new spectrum, which effectively requires an entirely new network to be built. As a result, we expect significant capital expenditures will be made over a relatively long period of time as wireless carriers build out their 4G and LTE networks and then augment and optimize their networks for reliability and network quality. We believe wireless carriers are in the very early stages of their 4G and LTE network deployment plans.

Although fiber to the premises (FTTP) and fiber to the node (FTTN) deployment has slowed significantly since 2008, we expect fiber optic network build-outs will continue over the long-term as more Americans look to next-generation networks for faster internet and more robust video services. We believe more active network investment in FTTP and FTTN initiatives are more economically driven. Therefore, we believe greater confidence in a recovering domestic economy may be required before companies resume investment in FTTP and FTTN network deployment. We believe that we are well-positioned to furnish infrastructure solutions for these initiatives throughout the United States.

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. The

Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

The growth opportunities in our Fiber Optic Licensing segment primarily relate to geographic expansion to serve customers who need secure high-speed networks, in particular communications carriers and educational, financial services and healthcare institutions. These growth opportunities exist in both the markets we currently serve, by expanding our existing network to add new customers, and expansion into new markets through the build-out of new networks. This expected growth will require significant capital expenditures to support our network expansion efforts.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $535.0 million, $256.1 million and $112.2 million of our revenues from foreign operations during the years ended December 31, 2011, 2010 and 2009, respectively. Of our foreign revenues, approximately 97%, 87% and 84% were earned in Canada, during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we held property and equipment in the amount of $114.8 million and $94.0 million in foreign countries, primarily Canada, as of December 31, 2011 and 2010. The increase in foreign revenues and assets is primarily due to the acquisitions of Valard, McGregor Construction 2000 Ltd. and certain of its affiliated entities (McGregor), Coe Drilling Pty. Ltd. (Coe) and Price Gregory.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A. “Risk Factors” for additional information.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power, natural gas and oil pipeline and telecommunications companies, as well as commercial, industrial and governmental entities. We have a large and diverse customer base, including many of the leading companies in the industries we serve. Our 10 largest customers accounted for approximately 36% of our consolidated revenues during the year ended December 31, 2011. Our largest customer accounted for approximately 9.2% of our consolidated revenues for the year ended December 31, 2011.

Although we have a centralized marketing and business development strategy, management at each of our operating units is responsible for developing and maintaining successful long-term relationships with customers. Our operating unit management teams build upon existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach to account management that includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. Additionally, operating unit management focuses on pursuing growth opportunities with prospective new customers. We encourage operating unit management to cross-sell services of our other operating units to their customers and to coordinate with our other operating units to pursue projects, especially those that are larger and more complicated. Our business development group supports the operating units’ activities by promoting and marketing our services for existing and prospective large national accounts, as well as projects that would require services from multiple operating units.

We are a preferred vendor to many of our customers. As a preferred vendor, we have met minimum standards for a specific category of service, maintained a high level of performance and agreed to certain payment terms and negotiated rates. We strive to maintain preferred vendor status as we believe it provides us an advantage in the award of future work for the applicable customer.

We believe that our strategic relationships with customers in the electric power, natural gas, oil and telecommunications industries will continue to result in future opportunities. Many of these relationships take the form of strategic alliance or long-term maintenance agreements. Strategic alliance agreements generally state an intention to work together over a period of time and/or on specific types of projects, and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include renewal options to extend the initial term.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog includes estimates of revenues to be realized under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of December 31, 2011 and 2010, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of December 31, 2011		Backlog as of December 31, 2010
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,365,531	$4,959,964	$1,798,284	$4,473,425
Natural Gas and Pipeline Infrastructure Services	768,152	1,347,173	743,970	1,026,937
Telecommunications Infrastructure Services	336,030	529,589	228,549	415,460
Fiber Optic Licensing	102,773	402,007	98,792	402,299

Total	$3,572,486	$7,238,733	$2,869,595	$6,318,121

As discussed above, our backlog includes estimates of revenues to be realized under MSAs. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and many of our contracts may be terminated with notice, typically 30 to 90 days, even if we are not in default under the contract. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. For purposes of calculating backlog, we have included future renewal options only to the extent the renewals can reasonably be expected to occur. Projects included in backlog can be subject to delays as a result of commercial issues, regulatory requirements, adverse weather and other factors, which could cause revenue amounts to be realized in periods later than originally expected.

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. Economic conditions have increased the impacts of competitive pricing in certain of the markets that we serve. We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. In addition, competition may lessen as industry resources, such as labor supplies, approach capacity. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our existing or prospective customers, including electric power, natural gas and pipeline, telecommunications and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by many of our customers, in particular services relating to larger energy transmission infrastructure projects, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

As of December 31, 2011, we had approximately 2,300 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and approximately 15,200 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 48% of our hourly employees at December 31, 2011 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW), the Canadian Union Skilled Workers (CUSW) and the four pipeline construction trade unions administered by the Pipe Line Contractors Association (PLCA), which are the Laborers International Union of North America, International Brotherhood of Teamsters (Teamsters), United Association of Plumbers and Pipefitters and the International Union of Operating Engineers. These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

In January 2012, a strike by the Teamsters occurred that affected one of Quanta’s operating units, as well as other PLCA members. The strike lasted ten days and arose from disputes between the PLCA and the Teamsters over pension plan obligations included in a collective bargaining agreement (to which the Quanta operating unit is a party) under negotiation at the time. Negotiations on the agreement stalled, resulting in the strike. Other unions supported the strike by the Teamsters and did not work during the strike period. The disputes have been effectively resolved and the collective bargaining agreement has been extended, but is still under negotiation. We believe that further strikes can be averted as negotiations continue.

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

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our operating units have established comprehensive safety policies, procedures and regulations and require that employees complete prescribed training and service programs prior to performing more sophisticated and technical jobs, which is in addition to those programs required, if applicable, by the IBEW/NECA Apprenticeship Program, the training programs sponsored by the four trade unions administered by the PLCA, the apprenticeship training programs sponsored by the CUSW or our equivalent programs. Under the IBEW/NECA Apprenticeship Program, all journeyman linemen are required to complete a minimum of 7,000 hours of on-the-job training, approximately 200 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Similarly, the CUSW offers apprenticeship training for construction and maintenance electricians that requires five terms of 1,700 hours each, combining classroom and on-the-job training, as well as training for powerline technicians that also involves classroom and jobsite training over a four-year period. In addition, the Laborers International Union of North America, International Brotherhood of Teamsters, United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating units also benefit from sharing best practices regarding their training and educational programs and comprehensive safety policies and regulations.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2011 and 2010, the gross amount accrued for insurance claims totaled $201.2 million and $216.8 million, with $155.4 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2011 and 2010 were $63.1 million and $66.3 million, of which $9.8 million and $9.4 million are included in prepaid expenses and other current assets and $53.3 million and $56.9 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage is too high for the additional benefit obtained. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.

Seasonality and Cyclicality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays in projects. Second quarter revenues are typically better than the first, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the best of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather sometimes can cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States and Canada. Project schedules, in particular in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read “Outlook” and “Understanding Margins” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

Website Access and Other Information

Our website address is www.quantaservices.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the heading “Investors & Media/SEC Filings” or through the website of the Securities and Exchange Commission (the SEC) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of each of our

Audit Committee, Compensation Committee and Governance and Nominating Committee are posted on our website under the heading “Investors & Media/Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. You may obtain free copies of these items from our website. We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other Quanta publication, stockholders may submit a request in writing to Quanta Services, Inc., Attn: Corporate Secretary, 2800 Post Oak Blvd., Suite 2600, Houston, TX 77056, or by phone at 713-629-7600. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein.

ITEM 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The matters described below are not the only risks and uncertainties facing our company. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively affected and we may not be able to achieve our goals or expectations. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Uncertainty of Forward-Looking Statements and Information” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our operating results may vary significantly from quarter to quarter.

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may be materially and adversely affected by:

•	permitting, regulatory or customer-caused delays on projects;

•	adverse weather conditions;

•	variations in the margins of projects performed during any particular quarter;

•	unfavorable regional, national or global economic and market conditions;

•	a reduction in the demand for our services;

•	the budgetary spending patterns of customers and federal, state and local governments;

•	increases in construction and design costs;

•	the timing and volume of work we perform;

•	the magnitude of work performed under change orders and the timing of their recognition;

•	liabilities associated with pension plans in which our employees participate or withdrawals therefrom;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	the termination or expiration of existing agreements;

•	pricing pressures resulting from competition;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs; and

•	the timing and significance of potential impairments of long-lived assets, equity or other investments, goodwill or other intangible assets.

Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Negative economic and market conditions may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The economy is still recovering from the recession in 2008 and 2009, and economic growth remains slow. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers’ equity values have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may continue to result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Regulatory and environmental requirements and economic conditions affecting any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, regulatory and environmental requirements or a downturn in economic conditions affecting any of those industries would adversely affect our results of operations. Customers in the industries we serve face stringent regulatory and environmental requirements and permitting processes as they implement plans for their projects, resulting in delays, reductions and cancellations of some of their projects. Additionally, unfavorable economic conditions in any industry we serve could result in the delay, reduction or cancellation of projects by our customers as well as cause our customers to outsource less work. These regulatory and economic factors have resulted in decreased demand for our services in the past, and they may continue to do so in the future, potentially impacting our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Consolidation, competition, capital constraints or negative economic conditions in the electric power, natural gas, oil and telecommunications industries may also result in reduced spending by, or the loss of, one or more of our customers.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

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

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen, who are integral to the provision of transmission and distribution services under our Electric Power Infrastructure Services segment. In addition, in our Natural Gas and Pipeline Infrastructure Services segment, there is limited availability of experienced supervisors and foremen that can oversee large transmission pipeline projects. A shortage in the supply of these skilled personnel creates competitive hiring markets and may result in increased labor expenses. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues or profitability.

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

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is generally accepted for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimable, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

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

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;

•	attract new customers;

•	increase the number of projects performed for existing customers;

•	hire and retain qualified employees;

•	expand geographically, including internationally; and

•	address the challenges presented by stringent regulatory, environmental and permitting requirements and difficult economic or market conditions that may affect us or our customers.

In addition, our customers may cancel, delay or reduce the number or size of projects available to us for a variety of reasons, including capital constraints or inability to the meet regulatory requirements. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will be successful.

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

The ARRA provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power and telecommunications infrastructure. Some of these programs have expired, which may affect the economic feasibility of future projects. Additionally, while a significant amount of stimulus funds have been awarded, we cannot predict the timing and scope of any investments to be made under stimulus funding or whether stimulus funding will result in increased demand for our services. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under ARRA programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

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

We are self-insured against certain potential liabilities.

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

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental liabilities, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations. For details on our existing litigation and claims, refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

The nature of our business exposes us to warranty claims, which may reduce our profitability.

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

A few clients have in the past and may in the future account for a significant portion of our revenue in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce or discontinue their contracts with us at any time. Our loss of business from a significant client could have a material adverse effect on our business, financial condition and results of operations.

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

Further, if the discovery or development of natural gas and/or oil reserves slowed or stopped, customers would likely reduce capital spending on transmission pipelines, gas gathering and compressor systems and other related infrastructure, resulting in less demand for our services. If the profitability of our business under the Natural Gas and Pipeline Infrastructure Services segment were to decline, our overall profitability, results of operations and cash flows could also be adversely affected.

Backlog may not be realized or may not result in profits.

Backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts or projects by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but would not have a contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects that are delayed may remain in backlog for extended periods of time. All of these uncertainties are heightened as a result of negative economic conditions and their impact on our customers’ spending, as well as the effects of regulatory requirements and weather conditions. Consequently, we cannot assure that our estimates of backlog are accurate or that we will be able to realize our estimated backlog.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are primarily used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and the calculation of uncertain tax positions. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our results of operations could be adversely affected as a result of impairments of goodwill, other intangible assets or our investments.

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

In addition, we enter into various types of investment arrangements in the normal course of business, each having unique terms and conditions. These investments may include equity interests we hold in business entities, including general or limited partnerships, contractual joint ventures or other forms of equity participation. These investments may also include our participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities or other strategic financing arrangements. Our equity method investments are carried at original cost and are included in other assets, net in our consolidated balance sheet and are adjusted for our proportionate share of the investees’ income, losses and distributions. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment should be recognized.

Any future impairments, including impairments of goodwill or intangible assets recorded in connection with acquisitions or impairments of any investments, would negatively impact our results of operations for the period in which the impairment is recognized.

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

The business of our Fiber Optic Licensing segment requires substantial amounts of capital investment to build out new fiber networks. In 2012, our proposed capital expenditures for our fiber optic licensing business are approximately $40 million to $50 million, $14.1 million of which is related to committed licensing arrangements as of December 31, 2011. Although we generally do not commit capital to new networks until we have a committed license arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network if that customer defaults on its commitment. Even if the customer does not default or we add additional customers to the network, we still may not realize a return on the capital investment for an extended period of time. Furthermore, the amount of capital that we invest in our fiber optic network may exceed planned expenditures as a result of various factors, including difficulty in obtaining permits or rights of way or unexpected increases in costs due to labor, materials or project productivity, which would result in a decrease in the returns on our capital investments if licensing fees for the network were committed and could not be renegotiated. New or developing technologies or significant competition in any of our markets could also negatively impact the business of our Fiber Optic Licensing segment. If any of the above events occur, it could adversely affect our results of operations or result in an impairment of our fiber optic network.

We extend credit to customers for purchases of our services and may enter into longer-term deferred payment arrangements or provide other financing or investment arrangements with certain of our customers, which subjects us to potential credit or investment risk that could, if realized, adversely affect our results of operations or financial condition.

We grant credit, generally without collateral, to our customers, which include electric power utilities, natural gas and oil companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of renewable energy facilities and commercial and industrial properties located primarily in the United States and Canada. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements with our customers subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. Many of our customers have been negatively impacted by the recent economic downturn, and some may experience financial difficulties (including bankruptcies) that could impact our ability to collect amounts owed to us or impair the value of our investments in them. If we are unable to collect amounts owed to us, our cash flows would be reduced and we could experience losses if the uncollectible amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. Losses experienced could materially and adversely affect our financial condition and results of operation. The risks of collectability and impairment losses may increase for projects where we provide services as well as make a financing or equity investment.

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

We may be required to contribute cash to meet our underfunded obligations in certain multi-employer pension plans.

Our collective bargaining agreements generally require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal. For example, in the fourth quarter of 2011, we recognized a $32.6 million liability when certain of our subsidiaries withdrew from an underfunded multi-employer pension plan. The amount of this liability is estimated based on information received from the multi-employer plan in 2011 and the actual amount assessed by the plan for the withdrawal, which we do not expect the plan to provide us before 2013, and the amount that we ultimately pay for the withdrawal liability may be materially different than the amount currently recorded.

In addition, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future work that requires the specific use of union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot reasonably be estimated. Should we provide in the future a significant amount of services in areas that require us to utilize unionized employees covered by these affected plans, causing us to make substantial contributions, or should a determination be made that additional plans to which any of our operating units contribute are in a classification that requires additional contributions, it could detrimentally affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

Our unionized workforce and related obligations could adversely affect our operations.

As of December 31, 2011, approximately 48% of our hourly employees were covered by collective bargaining agreements. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees participated in a strike and work stoppage during January 2012, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages can adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.

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

Approximately 52% of our hourly employees are not unionized. Under the current presidential administration, certain administrative and regulatory actions have been taken and are being considered that could create more flexibility and opportunity for labor unions to organize non-union workers and could result in a greater percentage of our workforce being subject to collective bargaining agreements, heightening the risks described above. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews were to become unionized, which could negatively affect our business and results of operations.

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

Our international operations are presently conducted primarily in Canada and Australia, but we have performed work in various other foreign countries, and we expect that the number of countries in which we operate could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws. These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.

We could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure funds in the future, including financing on acceptable terms, we may be unable to support our growth strategy or future operations. We cannot readily predict the ability of certain customers to pay for past services, and unfavorable economic conditions, such as those experienced over recent years, may negatively impact the ability of our customers to pay amounts owed to us. We may also use cash for acquisitions, as well as for investments, both of which are elements of our growth strategy, but we cannot readily predict the timing, size and success of our acquisition or investment efforts. Using cash for acquisitions and investments limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing credit facility contains significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct certain types of preferred equity financings, and if we seek more debt, we may have to agree to additional covenants that limit our operational and financial flexibility. If we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all. Furthermore, our credit facility is based upon existing commitments from several banks. Banks have become more restrictive in their lending practices following the difficulties in the credit markets, and some may be unable or unwilling to fund their commitments, which may limit our access to the capital needed to fund our growth and operations. In addition, we rely on financing companies to fund the leasing of certain of our trucks and trailers, support vehicles and specialty construction equipment. Credit market conditions may cause certain of these financing companies to restrict or withhold access to capital to fund the leasing of additional equipment. Although we are not dependent on any single equipment lessor, a widespread lack of available capital to fund the leasing of equipment could negatively impact our future operations. Additionally, the market price of our common stock may change significantly in response to various factors and events beyond our control, which will impact our ability to use equity to obtain funds. A variety of events may cause the market price of our common stock to fluctuate significantly, including overall market conditions or volatility, a shortfall in our operating results from those anticipated, negative results or other unfavorable information relating to our market peers or the other risks described in this Annual Report on Form 10-K.

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

We are in the process of implementing an information technology (IT) solution, which could temporarily disrupt day-to-day operations at certain operating units.

We continue to implement a comprehensive IT solution that we believe will allow for the interface between functions such as accounting and finance, human resources, operations, and fleet management. Continued development and implementation of the IT solution will require substantial financial and personnel resources. While the IT solution is intended to improve and enhance our information systems, implementation of new information systems at each operating unit exposes us to the risks of start-up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. There is no guarantee that we will realize economic or other intended benefits from continued development and implementation of the IT solution. Additionally, the IT solution may not be developed or implemented as timely or as accurately as planned. Failure to properly implement the IT solution could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.

Failure to adequately protect critical data and technology systems could materially affect our operations.

IT solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer or our information, or damage to our reputation. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach (particularly in light of our ongoing implementation of the IT solution) will not have a material adverse effect on our financial condition and operating results.

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

For the year ended December 31, 2011, we derived $535.0 million, or 12%, of our consolidated revenues from foreign operations, the substantial majority of which was earned in Canada. We intend to expand the volume of services that we provide internationally. As a result, our reported financial condition and results of operations may be more significantly exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are denominated in local currencies, into the U.S. dollar.

Our business growth could outpace the capability of our decentralized management infrastructure.

We cannot be certain that our management infrastructure will be adequate to support our operations as they expand. For example, the ability to internally communicate, coordinate and execute business strategies, plans and tactics may be negatively impacted by our increasing size and complexity. A decentralized structure places significant control and decision-making powers in the hands of local management. This contributes to the risk that we may be slower or less able to identify or react to problems affecting key business matters than we would in a more centralized environment. The lack of timely access to information may impact the quality of decision making by management. Our decentralized organization creates the possibility that our operating subsidiaries assume excessive risk without appropriate guidance from our centralized legal, accounting, tax, and treasury functions as to the potential overall impact. Future growth also could impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we will be able to recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.

We may be unable to compete for or work on certain projects if we are not able to obtain surety bonds.

A portion of our business depends on our ability to provide surety bonds or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bid and/or performance bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds or posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

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

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs and the indemnitors may not pay amounts owed to us, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations, financial condition or cash flows. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

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

Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, management’s focus associated with the start-up and bidding process may be diverted away from other opportunities. Involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized from these contracts. In addition, as a government contractor, we are subject to a number of procurement rules and other public sector regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. In addition, if a government agency were to even allege improper activity, we also could experience serious harm to our reputation. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years, we would not realize all of the potential revenues from any awarded contracts.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2011, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2011, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in our services. We view our portfolio of proprietary energized services tools and techniques as well as our other process and design technologies as one of our competitive strengths, which we believe differentiates our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We also license certain technologies from third parties, and there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and revenue could be materially and adversely affected.

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America and in various foreign locations where we conduct business. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2011, we owned 37 of the facilities we occupy, many of which are encumbered by a security interest under our credit facility, and we leased the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, and helicopters. Our owned equipment and the leasehold interest in our leased equipment is encumbered by a security interest under our credit facility. As of December 31, 2011, the total size of the rolling-stock fleet was approximately 26,000 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Litigation and Claims in Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”, which is incorporated by reference in this Item 3, for additional information regarding legal proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PWR.” The following table sets forth the high and low sales prices of our common stock per quarter, as reported by the NYSE, for the two most recent fiscal years.

	High	Low
Year Ended December 31, 2011
1st Quarter	$24.18	$19.98
2nd Quarter	22.98	18.49
3rd Quarter	20.97	15.37
4th Quarter	22.50	16.63
Year Ended December 31, 2010
1st Quarter	$22.35	$16.75
2nd Quarter	23.23	18.13
3rd Quarter	22.66	17.39
4th Quarter	20.50	17.01

On February 20, 2011, there were 826 holders of record of our common stock, two holders of record of exchangeable shares of a Canadian subsidiary of Quanta and one holder of record of our Series F preferred stock. There is no established trading market for the exchangeable shares or the Series F preferred stock; however, the exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. See Note 10 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discussion of our equity securities.

Unregistered Sales of Securities During the Fourth Quarter of 2011

On October 5, 2011, we completed the acquisition of Utilimap Corporation (Utilimap) in which some of the consideration consisted of our unregistered securities. The aggregate consideration paid in this transaction was $25.3 million in cash and 553,526 shares of Quanta common stock. This acquisition was not affiliated with any other acquisitions prior to such transaction.

Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the shares were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Period	Title of Securities	Number of Shares	Purchaser	Consideration

October 1, 2011 — October 31, 2011	Quanta Common Stock	553,526	Former owners of acquired company	Sale of acquired company

Issuer Purchases of Equity Securities During the Fourth Quarter of 2011

The following table contains information about our purchases of equity securities during the three months ended December 31, 2011.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2011 — October 31, 2011	—		$—	—
November 1, 2011 — November 30, 2011	20,239	(2)	$18.87	—
December 1, 2011 — December 31, 2011	—		$—	—

Total	20,239			—	$453,000

(1)

During the second quarter of 2011, our board of directors approved a stock repurchase program authorizing us to purchase, from time to time, up to $150.0 million of our outstanding common stock. These repurchases could be made in open market transactions, in privately negotiated transactions, including block purchases, or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program, which became effective on May 9, 2011, did not obligate us to acquire any specific amount of common stock and could continue until completed or otherwise modified or terminated by our board of directors at any time at its sole discretion and without notice. The $150.0 million stock repurchase program was funded with cash on hand and was completed in August 2011.

(2)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2007 Stock Incentive Plan.

Dividends

We have not declared any cash dividends on our common stock during the years ended December 31, 2011 or 2010, nor in any previous periods. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Liquidity and Capital Resources — “Debt Instruments — Credit Facility” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

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

The following graph compares, for the period from December 31, 2006 to December 31, 2011, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s

500 Index (the S&P 500 Index) and a peer group selected by our management that includes public companies within our industry. The companies in the peer group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. The current peer group (the 2011 Peer Group) includes Chicago Bridge & Iron Company N.V., Dycom Industries, Inc., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., MasTec, Inc., MYR Group Inc., Pike Electric Corporation, The Shaw Group, Inc., URS Corp. and Willbros Group, Inc. The peer group used in the previous year (the 2010 Peer Group) included each of the foregoing companies as well as Comfort Systems USA Inc. The shift to the 2011 Peer Group was based on our decision to focus the comparison on companies that are similar to us in market capitalization and lines of business and for consistency with other comparisons, as management and the Board utilize the 2011 Peer Group when evaluating various aspects of our business.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500 Index and each of the peer groups on December 31, 2006 and tracks their relative performance through December 31, 2011. MYR Group Inc. completed its initial public offering on August 12, 2008, and accordingly, the performance graph below assumes $100 was invested in MYR Group Inc. in 2008. The returns of each company in the peer group are weighted based on the market capitalization of each constituent company at the beginning of the measurement period. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Quanta Services, Inc., the S&P 500 Index,

2010 Peer Group and 2011 Peer Group

	12/06	12/07	12/08	12/09	12/10	12/11
Quanta Services, Inc.	$100.00	133.40	100.66	105.95	101.27	109.51
S&P 500	$100.00	105.49	66.46	84.05	96.71	98.75
2010 Peer Group	$100.00	175.61	91.13	97.28	122.85	106.65
2011 Peer Group	$100.00	177.19	91.26	97.24	123.12	106.96

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the financial statements of Quanta. See Note 4 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for information regarding certain acquisitions and the related impact on our results of operations as these acquisitions may affect the comparability of such results. The historical selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Year Ended December 31,
	2011		2010		2009		2008	2007
	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$4,623,829		$3,931,218		$3,318,126		$3,780,213	$2,656,036
Cost of services (including depreciation)	4,003,230	(a)	3,296,795		2,724,638		3,145,347	2,227,289

Gross profit	620,599		634,423		593,488		634,866	428,747
Selling, general and administrative expenses	372,963		339,672		312,414		309,399	240,508
Amortization of intangible assets	29,953		38,568		38,952		36,300	18,759

Operating income	217,683		256,183		242,122		289,167	169,480
Interest expense	(1,821)		(4,913)		(11,269)		(32,002)	(39,328)
Interest income	1,066		1,417		2,456		9,765	19,977
Loss on early extinguishment of debt, net	—		(7,107	)(c)	—		(2)	(34)
Other income (expense), net	(558)		675		421		342	(546)

Income from continuing operations before income taxes	216,370		246,255		233,730		267,270	149,549
Provision for income taxes	71,954	(b)	90,698	(b)	70,195	(b)	109,705	27,684 (b)

Income from continuing operations	144,416		155,557		163,535		157,565	121,865
Discontinued operation:
Income from discontinued operation	—		—		—		—	2,837 (d)

Net income	144,416		155,557		163,535		157,565	124,702
Less: Net income attributable to noncontrolling interest	11,901		2,381		1,373		—	—

Net income attributable to common stock	$132,515		$153,176		$162,162		$157,565	$124,702

Basic earnings per share attributable to common stock from continuing operations	$0.62		$0.73		$0.81		$0.89	$0.89

Diluted earnings per share attributable to common stock from continuing operations	$0.62		$0.72		$0.81		$0.87	$0.86

(a)	In the fourth quarter of 2011, we recorded a $32.6 million charge to cost of services related to our partial withdrawal from an underfunded pension plan.

(b)

The effective tax rates in 2011, 2010, 2009 and 2007 were impacted by the recording of $10.7 million, $10.5 million, $23.7 million and $34.4 million of tax benefits in each respective year primarily due to decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations.

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

(d)

On August 31, 2007, we sold the operating assets of Environmental Professional Associates, Limited, a Quanta subsidiary. The historical results of operations associated with this business have been presented as a discontinued operation in Quanta’s statements of operations, and as a result have been excluded from the information presented above.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Working capital	$984,078	$1,095,969	$1,087,104	$933,609	$562,134
Goodwill	1,601,210	1,561,155	1,449,558	1,363,100	1,355,098
Total assets	4,699,114	4,341,212	4,116,954	3,558,159	3,390,806
Convertible subordinated notes, net of current maturities	—	—	126,608	122,275	118,266
Total stockholders’ equity	3,381,952	3,365,555	3,109,183	2,682,374	2,218,727

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power, natural gas and oil pipeline and telecommunications industries in North America and in select international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, natural gas and oil transmission and distribution systems and facilities, and wireline and wireless telecommunications networks used for video, data and voice transmission. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the year ended December 31, 2011 were approximately $4.62 billion, of which 66% was attributable to the Electric Power Infrastructure Services segment, 22% to the Natural Gas and Pipeline Infrastructure Services segment, 10% to the Telecommunications Infrastructure Services segment and 2% to the Fiber Optic Licensing segment.

Our customers include many of the leading companies in the industries we serve. We have developed strong strategic alliances with numerous customers and strive to develop and maintain our status as a preferred vendor to our customers. We enter into various types of contracts, including competitive unit price, hourly rate, cost-plus (or time and materials basis), and fixed price (or lump sum basis), the final terms and prices of which we frequently negotiate with the customer. Although the terms of our contracts vary considerably, most are made on either a unit price or fixed price basis in which we agree to do the work for a price per unit of work performed (unit price) or for a fixed amount for the entire project (fixed price). We complete a substantial majority of our fixed price projects, other than certain large transmission projects, within one year, while we frequently provide maintenance and repair work under open-ended unit price or cost-plus master service agreements that are renewable periodically.

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

For internal management purposes, we are organized into three internal divisions, namely, the electric power division, the natural gas and pipeline division and the telecommunications division. These internal divisions are closely aligned with the reportable segments described above based on the predominant type of work provided by the operating units within each division. The operating units providing predominantly telecommunications infrastructure services and fiber optic licensing services are managed within the same internal division.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of infrastructure services under a single customer contract or provide services across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunication customers. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs, are made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible costs are not allocated.

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

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gas gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement and fabrication of pipeline support systems and related structures and facilities. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the wireline and wireless telecommunications industry, as well as the cable television industry. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

The Fiber Optic Licensing segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. The Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Recent Investments and Acquisitions

On October 5, 2011, we acquired Utilimap Corporation (Utilimap), which provides geographic information system (GIS) utility asset management and engineering services to the electric utility industry. The aggregate consideration paid for Utilimap consisted of approximately $24.5 million in cash, 553,526 shares of our common stock valued at approximately $9.7 million and the repayment of $0.8 million in debt. As this transaction was effective October 5, 2011, the results of Utilimap have been included in our consolidated financial statements beginning on such date. This acquisition enables us to further enhance our electric power infrastructure service offerings. Utilimap’s financial results will generally be included in our Electric Power Infrastructure Services segment.

On August 11, 2011, we acquired Coe Drilling Pty. Ltd. (Coe), a horizontal directional drilling company based in Brisbane, Australia. The aggregate consideration paid for Coe consisted of approximately $10.5 million in cash, 396,643 shares of our common stock valued at approximately $6.3 million and the repayment of $1.8 million in debt. As this transaction was effective August 11, 2011, the results of Coe have been included in our consolidated financial statements beginning on such date. This acquisition allows us to further expand our capabilities and scope of services internationally. Coe’s financial results will generally be included in our Natural Gas and Pipeline Infrastructure Services segment.

On August 5, 2011, we acquired McGregor Construction 2000 Ltd. and certain of its affiliated entities (McGregor), an electric power infrastructure services company based in Alberta, Canada. The aggregate consideration paid for McGregor consisted of approximately $38.6 million in cash, 898,440 shares of our common stock valued at approximately $14.6 million and the repayment of $0.8 million in debt. As this transaction was effective August 5, 2011, the results of McGregor have been included in our consolidated financial statements beginning on such date. This acquisition allows us to further expand our capabilities and scope of services in Canada. McGregor’s financial results will generally be included in our Electric Power Infrastructure Services segment.

Also in 2011, we acquired two other businesses based in British Columbia, Canada that predominantly provide electric power infrastructure services, which have been reflected in our consolidated financial statements as of their respective acquisition dates. In connection with these acquisitions, we paid the former owners of the businesses an aggregate of approximately $7.3 million in cash and issued an aggregate of 91,204 shares of our common stock valued at approximately $1.7 million. The results of these businesses are included in our consolidated financial statements beginning on their respective acquisition dates. These acquisitions allow us to further expand our capabilities and scope of services in Canada. The financial results for these two businesses will generally be included in our Electric Power Infrastructure Services segment.

On June 22, 2011, we acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We account for this investment using the equity method of accounting.

During the third quarter of 2011, we loaned $4.0 million to the indirect parent of NJ Oak Solar, LLC (NJ Oak Solar). The loan proceeds, together with NJ Oak Solar’s other financing and equity funds, were used for their construction of a 10 MW solar power generation facility in New Jersey. The construction of the facility, which began in the second quarter of 2011, is being performed by us and was substantially complete at the end of 2011.

On October 25, 2010, we acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. This acquisition allowed us to further expand our electric power infrastructure capabilities and scope of services in Canada. Because of the type of work performed by Valard, its financial results are generally included in the Electric Power Infrastructure Services segment. The results of Valard have been included in our consolidated financial statements beginning on October 25, 2010.

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays on projects. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States and Canada. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

We and our customers continue to operate in a challenging business environment, with increasing regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy and capital markets from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced or delayed spending over the past two years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Seasonal and Geographical.    As discussed above, seasonal patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year, resulting in lower productivity and consequently reducing our ability to cover fixed costs. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. Additionally, project schedules, including when projects begin and when they are completed, may impact margins. The mix of business conducted in different parts of the country will also affect margins, as some parts of the country offer the opportunity for higher margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting or in a mountainous area or in open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

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

Performance risk.    Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, the impacts of inclement weather or the effects of environmental restrictions or regulatory delays. These types of factors are not practicable to quantify through accounting data, but each of these items may individually or in the aggregate have a direct impact on the gross margin of a specific project.

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

Results of Operations

As previously discussed, we completed the acquisition of five businesses during 2011, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure service contractor based in Australia. During 2010, we acquired one electric power infrastructure services company based in Canada. During 2009, we acquired one natural gas and pipeline infrastructure services company that provides services in North America as well as three other businesses providing infrastructure services in the electric power, natural gas and pipeline and telecommunications industries. The results of these acquisitions have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands).

Consolidated Results

	Year Ended December 31,
	2011		2010		2009
Revenues	$4,623,829	100.0%	$3,931,218	100.0%	$3,318,126	100.0%
Cost of services (including depreciation)	4,003,230	86.6	3,296,795	83.9	2,724,638	82.1

Gross profit	620,599	13.4	634,423	16.1	593,488	17.9
Selling, general and administrative expenses	372,963	8.1	339,672	8.6	312,414	9.4
Amortization of intangible assets	29,953	0.6	38,568	1.0	38,952	1.2

Operating income	217,683	4.7	256,183	6.5	242,122	7.3
Interest expense	(1,821)	—	(4,913)	(0.1)	(11,269)	(0.3)
Interest income	1,066	—	1,417	—	2,456	—
Loss on early extinguishment of debt, net	—	—	(7,107)	(0.2)	—	—
Other income (expense), net	(558)	—	675	—	421	—

Income before income taxes	216,370	4.7	246,255	6.2	233,730	7.0
Provision for income taxes	71,954	1.6	90,698	2.3	70,195	2.1

Net income	144,416	3.1	155,557	3.9	163,535	4.9
Less: Net income attributable to noncontrolling interests	11,901	0.2	2,381	—	1,373	—

Net income attributable to common stock	$132,515	2.9%	$153,176	3.9%	$162,162	4.9%

2011 compared to 2010

Revenues.    Revenues increased $692.6 million, or 17.6%, to $4.62 billion for the year ended December 31, 2011. Electric power infrastructure service revenues increased $981.4 million, or 47.9%, to $3.03 billion for the year ended December 31, 2011, primarily due to an increase in the number and size of projects as a result of increased capital spending by our customers, the contribution of $242.2 million in revenues from acquired businesses and an increase of $76.7 million in revenues from emergency restoration services during 2011 as compared to 2010. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $84.3 million, or 22.6%, to $457.3 million, primarily as a result of increased capital spending by our customers. Partially offsetting these increases were lower revenues from natural gas and pipeline infrastructure services, which decreased $378.4 million, or 27.0%, to $1.02 billion for the year ended December 31, 2011 primarily due to a decrease in the number and size of natural gas transmission projects that were ongoing during 2011 as compared to 2010.

Gross profit.    Gross profit decreased $13.8 million, or 2.2%, to $620.6 million for the year ended December 31, 2011. As a percentage of revenues, gross margin decreased to 13.4% for the year ended December 31, 2011 from 16.1% for the year ended December 31, 2010. These decreases were primarily due to the impact of lower overall revenues from natural gas and pipeline infrastructure services, which resulted in a lower ability to cover operating overhead costs, as well as the impact of project losses incurred by this segment during 2011 that primarily resulted from increased project costs related to productivity issues caused by adverse weather conditions and more stringent application of regulations. Also contributing to these decreases was the impact of a $32.6 million charge to the Natural Gas and Pipeline Infrastructure Services segment’s cost of services in the fourth quarter of 2011 associated with the withdrawal of certain of our subsidiaries from an underfunded multi-employer pension plan. Gross margins were also negatively impacted in 2011 as a result of a decrease in margins earned by the Electric Power Infrastructure Services segment primarily due to the completion of certain higher margin electric transmission projects during the year ended December 31, 2010, as compared to electric transmission projects that were at earlier stages of completion during the year ended December 31, 2011. The decrease in gross profit was partially offset by the impact of higher overall revenues from the Electric Power Infrastructure Services segment and the Telecommunications Infrastructure Services segment as described above.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $33.3 million, or 9.8%, to $373.0 million for the year ended December 31, 2011. This increase was primarily attributable to $23.7 million in higher salary and benefits costs from increased personnel and incentive compensation expenses associated with increased levels of operating activity, as well as approximately $14.0 million in additional administrative expenses associated with businesses acquired since January 1, 2010. Selling, general and administrative expenses as a percentage of revenues decreased from 8.6% for the year ended December 31, 2010 to 8.1% for the year ended December 31, 2011 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets.    Amortization of intangible assets decreased $8.6 million to $30.0 million for the year ended December 31, 2011. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with businesses acquired during 2010 and 2011.

Interest expense.    Interest expense decreased $3.1 million as compared to the year ended December 31, 2010, primarily due to the redemption of all of our 3.75% convertible subordinated notes due 2026 (3.75% Notes) on May 14, 2010.

Interest income.    Interest income decreased $0.4 million to $1.1 million for the year ended December 31, 2011, primarily as a result of lower average cash balances during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Loss on early extinguishment of debt.    Loss on early extinguishment of debt was $7.1 million for the year ended December 31, 2010. The loss on early extinguishment of debt was a result of the redemption of all of the outstanding 3.75% Notes on May 14, 2010. This loss includes a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million for the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

Provision for income taxes.    The provision for income taxes was $72.0 million for the year ended December 31, 2011, with an effective tax rate of 33.3%. The provision for income taxes was $90.7 million for the year ended December 31, 2010, with an effective tax rate of 36.8%. The effective tax rates for 2011 and 2010 were impacted by the recording of tax benefits in the amount of $10.7 million in 2011 and $10.5 million in 2010 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations and settlement of certain tax audits. The lower tax rate in 2011 relates to a decrease in valuation allowance on foreign tax credits, favorable tax rate differentials on foreign earnings and lower tax expenses on income from incorporated joint ventures.

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

Gross profit.    Gross profit increased $40.9 million, or 6.9%, to $634.4 million for the year ended December 31, 2010. The increase in gross profit was predominantly due to the contribution of gas transmission service revenues during 2010, primarily as the result of the acquisition of Price Gregory. As a percentage of revenues, gross margin decreased to 16.1% for the year ended December 31, 2010 from 17.9% for the year ended December 31, 2009, primarily as a result of decreases in gross margins in electric power, natural gas and pipeline and telecommunications infrastructure services. The decrease in electric power margins was primarily the result of lower overall levels of profit being contributed from higher margin electric transmission services as a result of the timing of major projects discussed above. Although overall levels of gas transmission service revenues and gross profit increased in 2010 as compared to 2009, gross margins earned for 2010 were negatively impacted by unanticipated delays and difficult weather conditions, which led to higher costs on certain large gas transmission jobs. Partially offsetting these decreases was an increase in gross margin in fiber optic licensing services.

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

Amortization of intangible assets.    Amortization of intangible assets decreased $0.4 million to $38.6 million for the year ended December 31, 2010. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as balances became fully amortized, offset by increased amortization of intangible assets related to the acquisitions of Valard on October 25, 2010 and Price Gregory on October 1, 2009.

Interest expense.    Interest expense for the year ended December 31, 2010 decreased $6.4 million as compared to the year ended December 31, 2009, primarily due to the redemption of all of our 3.75% convertible subordinated notes due 2026 (3.75% Notes) on May 14, 2010.

Interest income.    Interest income was $1.4 million for the year ended December 31, 2010, compared to $2.5 million for the year ended December 31, 2009. The decrease resulted primarily from substantially lower interest rates earned for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Loss on early extinguishment of debt.    Loss on early extinguishment of debt was $7.1 million for the year ended December 31, 2010. The loss on early extinguishment of debt was a result of the redemption of all of the outstanding 3.75% Notes on May 14, 2010. This loss included a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value on the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million for the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

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

Segment Results

The following table sets forth revenues and operating income (loss) by segment for the years indicated. Certain reclassifications have been made to the 2010 and 2009 operating income (loss) to conform with the 2011 presentation (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
Revenues:
Electric Power	$3,029,678	65.5%	$2,048,247	52.1%	$2,067,845	62.3%
Natural Gas and Pipeline	1,024,833	22.2	1,403,250	35.7	784,657	23.7
Telecommunications	457,278	9.9	372,934	9.5	378,363	11.4
Fiber Optic Licensing	112,040	2.4	106,787	2.7	87,261	2.6

Consolidated revenues from external customers	$4,623,829	100.0%	$3,931,218	100.0%	$3,318,126	100.0%

Operating income (loss):
Electric Power	$329,567	10.9%	$206,040	10.1%	$226,109	10.9%
Natural Gas and Pipeline	(78,543)	(7.7)	119,175	8.5	62,663	8.0
Telecommunications	36,774	8.0	14,864	4.0	25,346	6.7
Fiber Optic Licensing	54,199	48.4	52,698	49.3	44,143	50.6
Corporate and non-allocated costs	(124,314)	N/A	(136,594)	N/A	(116,139)	N/A

Consolidated operating income	$217,683	4.7%	$256,183	6.5%	$242,122	7.3%

2011 compared to 2010

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $981.4 million, or 47.9%, to $3.03 billion for the year ended December 31, 2011. Revenues were primarily impacted by increased capital spending by our customers primarily associated with electric power transmission projects. Revenues in 2011 were also favorably impacted by the contribution of $235.4 million in revenues from acquired businesses. Also contributing to the increase was an increase of $76.7 million in emergency restoration services primarily resulting from Hurricane Irene, which impacted the east coast region of the United States.

Operating income increased $123.5 million, or 60.0%, to $329.6 million for the year ended December 31, 2011, while operating income as a percentage of revenues increased to 10.9% for the year ended December 31, 2011 from 10.1% for the year ended December 31, 2010. The increases were primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs, as well as higher margins earned on certain solar power generation projects and from emergency restoration services performed in 2011 as compared to 2010. The increase in operating margins was partially offset by the completion of certain higher margin electric transmission projects during 2010 as compared to electric transmission projects that were in earlier stages of completion during 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $378.4 million, or 27.0%, to $1.02 billion for the year ended December 31, 2011. Revenues were negatively impacted by a decrease in the number and size of projects as a result of delays in spending by our customers, specifically in connection with natural gas transmission projects. These decreases were partially offset by increases in revenues from distribution services as a result of the incremental contribution of certain new master service agreements for natural gas distribution services as well as increased spending by our customers in certain areas of the United States.

Operating income decreased $197.7 million, or 165.9%, to a loss of $78.5 million for the year ended December 31, 2011. Operating income as a percentage of revenues decreased to a negative 7.7% for the year ended December 31, 2011 from 8.5% for the year ended December 31, 2010. These decreases were primarily due to the impact of increased project costs related to performance issues caused by adverse weather conditions and regulatory restrictions on certain gas transmission projects completed during 2011. Also contributing to these decreases was a $32.6 million charge to this segment’s operating results in 2011 associated with the withdrawal of certain of our subsidiaries from an underfunded multi-employer pension plan, as well as the negative impact of the lower overall revenues described above, which negatively impacted this segment’s ability to cover fixed and overhead costs.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $84.3 million, or 22.6%, to $457.3 million for the year ended December 31, 2011. This increase in revenues was primarily due to an increase in the volume of work associated with stimulus-funded fiber optic network projects during the second half of 2011 as well as higher revenues from fiber to the cell site initiatives resulting from higher capital spending by our customers. These increases were partially offset by a decrease in the volume of work associated with a long-haul fiber installation performed during 2010 that was not replaced during 2011.

Operating income increased $21.9 million, or 147.4%, to $36.8 million for the year ended December 31, 2011. Operating income as a percentage of revenues increased from 4.0% for the year ended December 31, 2010 to 8.0% for the year ended December 31, 2011. These increases were primarily due to an increase in the demand for our services allowing for margin expansion during the second half of 2011, as well as lower selling, general and administrative expenses that resulted from the restructuring of certain operating units, which reduced the overall amount of fixed costs associated with the segment.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $5.3 million, or 4.9%, to $112.0 million for the year ended December 31, 2011. This increase in revenues was primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased nominally to $54.2 million for the year ended December 31, 2011. Operating income as a percentage of revenues for the year ended December 31, 2011 decreased to 48.4% from 49.3% for the year ended December 31, 2010, primarily due to higher network maintenance costs incurred during 2011, as well as higher construction revenues earned during 2011, which bear lower margins than the fiber optic licensing revenues generated by this segment.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2011 decreased $12.3 million to $124.3 million. This decrease was primarily due to a decrease of $8.6 million in amortization expense as previously acquired intangible assets have become fully amortized and a decrease of $7.9 million in acquisition and integration costs. Partially offsetting these decreases was a $3.0 million increase in costs associated with various business development initiatives.

2010 compared to 2009

Electric Power Infrastructure Services Segment Results

Revenues for this segment decreased $19.6 million, or 0.9%, to $2.05 billion for the year ended December 31, 2010. Revenues were negatively impacted primarily by a reduction in electric power transmission services related to the timing of major transmission projects. Partially offsetting this decrease was an increase in revenues from other electric power infrastructure services, as well as approximately $25.7 million in revenues contributed from Valard, which was acquired on October 25, 2010. Additionally, revenues were positively impacted by an increase of approximately $16.7 million in revenues from emergency restoration services, to approximately $96.5 million in 2010 from approximately $79.8 million in 2009. This increase was primarily due to the increased work associated with ice storms in the United States during the first quarter of 2010.

Operating income decreased $20.1 million, or 8.9%, to $206.0 million for the year ended December 31, 2010, while operating income as a percentage of revenues decreased to 10.1% for the year ended December 31, 2010 from 10.9% for the year ended December 31, 2009. These decreases were primarily the result of lower levels of profit being contributed from higher margin electric transmission services due to the timing of major transmission projects discussed above, coupled with a more competitive pricing environment for smaller scale transmission projects and distribution services. In addition, margins were lower on emergency restoration services performed in 2010 as compared to 2009.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $618.6 million, or 78.8%, to $1.40 billion for the year ended December 31, 2010. This increase was due to the incremental contribution of natural gas transmission service revenues primarily from the operations of Price Gregory, which was acquired on October 1, 2009.

Operating income increased $56.5 million, or 90.2%, to $119.2 million for the year ended December 31, 2010. Operating income as a percentage of revenues increased to 8.5% for the year ended December 31, 2010 from 8.0% for the year ended December 31, 2009. The increases in operating income and operating margin were primarily due to the increased revenue contributions resulting from the acquisition of Price Gregory, which led to a change in the mix of services to a greater volume of higher margin gas transmission services in 2010 as compared to 2009, as well as the impact of higher overall revenues on this segment’s ability to cover fixed costs.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment decreased $5.4 million, or 1.4%, to $372.9 million for the year ended December 31, 2010, primarily due to lower revenues from fiber build-out initiatives as a result of continued reduced capital spending by our customers during 2010 as compared to 2009. This decrease in revenues was partially offset by an increase in the volume of work associated with long-haul fiber installation during the year ended December 31, 2010 as compared to 2009.

Operating income decreased $10.5 million, or 41.4%, to $14.9 million for the year ended December 31, 2010, as compared to operating income of $25.3 million for the year ended December 31, 2009. Operating income as a percentage of revenues decreased from 6.7% for the year ended December 31, 2009 to 4.0% for the year ended December 31, 2010. These decreases were primarily due to the impact of losses incurred during the first quarter of 2010 as a result of weather related slowdowns impacting this segment’s productivity, coupled with lower overall margins on work performed in 2010 as compared to 2009 due to a change in the mix of the types of services performed during 2010 as a result of continued reduced capital spending by our customers.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $19.5 million, or 22.4%, to $106.8 million for the year ended December 31, 2010. This increase in revenues was primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $8.6 million, or 19.4%, to $52.7 million for the year ended December 31, 2010, primarily as a result of the increased revenues discussed above. Operating income as a percentage of revenues for the year ended December 31, 2010 remained relatively constant.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2010 increased $20.5 million to $136.6 million. The increase was primarily due to an increase in salaries and benefits costs of approximately $11.1 million from increased non-cash stock compensation as well as higher personnel and incentive compensation expenses associated with current levels of operating activity. In addition, acquisition and ongoing integration costs of $10.6 million were incurred in 2010 compared to $2.8 million in 2009. Also, the costs for the ongoing implementation of technology solutions increased $1.5 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $315.3 million as of December 31, 2011, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Capital expenditures are expected to total $190 million to $225 million for 2012. Approximately $40 million to $50 million of the expected 2012 capital expenditures are targeted for the expansion of our fiber optic networks.

We also evaluate opportunities for strategic acquisitions from time to time that may require cash, as well as other opportunities to make investments in customer-sponsored projects where we anticipate performing services such as project management, engineering, procurement or construction services. These investment opportunities exist in the markets and industries we serve and may take the form of debt or equity investments, which may require cash.

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at December 31, 2011. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds available under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Sources and Uses of Cash

As of December 31, 2011, we had cash and cash equivalents of $315.3 million and working capital of $984.1 million. We also had $191.4 million of letters of credit outstanding under our credit facility and $508.6 million available for revolving loans or issuing new letters of credit under our credit facility.

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

Operating activities provided net cash to us of $218.0 million during 2011 as compared to $240.3 million during 2010 and $376.9 million during 2009. The decrease in operating cash flows for 2011 as compared to 2010 was primarily due to increased working capital requirements in the fourth quarter of 2011 as a result of an increase in activities on certain major electric transmission projects. Operating cash flows in 2010 were also negatively impacted, as compared to 2009, as a result of an increase in working capital levels at December 31, 2010 as compared to 2009 primarily due to the timing of production and billing milestones on certain large natural gas transmission projects. Additionally, operating cash flows in 2009 were higher than in 2011 and 2010 primarily due to the collection of large accounts receivable and retainage balances in 2009 that were outstanding at the end of 2008.

Investing Activities

During 2011, we used net cash in investing activities of $281.2 million as compared to $254.3 million and $119.7 million used in investing activities in 2010 and 2009. Investing activities in 2011 included $172.0 million used for capital expenditures, partially offset by $9.9 million of proceeds from the sale of equipment. Also included in investing activities in 2011 were the $35.0 million capital contribution to acquire an equity interest in HEP and investments made for acquisitions in the third and fourth quarters of 2011, which used cash in the aggregate amount of $79.7 million. Investing activities in 2010 included $130.3 million of net cash used in connection with our acquisition of Valard and $149.7 million used for capital expenditures, partially offset by $25.7 million of proceeds from the sale of equipment. Investing activities in 2009 included $36.2 million of net cash acquired primarily as a result of our acquisition of Price Gregory. During 2009, we also used $165.0 million for capital expenditures, partially offset by $9.1 million of proceeds from the sale of equipment. Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

In 2011, we used net cash in financing activities of $158.7 million as compared to $145.7 million used by financing activities in 2010 and $1.5 million provided by financing activities in 2009. Financing activities in 2011 primarily related to $149.5 million in common stock repurchases under our stock repurchase program as well as the loan costs related to the amendment and restatement of our credit facility on August 2, 2011. Financing activities in 2010 included $143.8 million in payments for the redemption of the aggregate principal amount of our 3.75% Notes, described below in “Debt Instruments”, as well as $2.3 million in net repayments of other borrowings during the year ended December 31, 2010. Additionally, we made a $2.4 million cash payment to a noncontrolling interest as a distribution of profits. These outflows were partially offset by $2.2 million in tax impacts from stock-based equity awards and $0.5 million received from the exercise of stock options. Net cash provided by financing activities in 2009 resulted primarily from $2.0 million in net proceeds from borrowings, coupled with cash inflows of $1.0 million from the exercise of stock options. These inflows were partially offset by a $1.5 million tax impact from the vesting of stock-based equity awards.

Debt Instruments

Credit Facility

We have a credit agreement that provides for a $700.0 million senior secured revolving credit facility maturing on August 2, 2016. The entire amount of the facility is available for the issuance of letters of credit, and up to $25.0 million of the facility is available for swing line loans. Up to $100.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. We entered into the credit agreement on August 2, 2011, which amended and restated our prior credit agreement.

As of December 31, 2011, we had approximately $191.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $508.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all of our assets and the assets of our wholly owned U.S. subsidiaries, and by a pledge of all of the capital stock of our wholly owned U.S. subsidiaries and 65% of the capital stock of our direct foreign subsidiaries and the direct foreign subsidiaries of our wholly owned U.S. subsidiaries. Our wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services, all collateral will be automatically released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of December 31, 2011, we were in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and includes cross-default provisions with our underwriting, continuing indemnity and security agreement with our sureties and all of our other debt instruments exceeding $30.0 million in borrowings or availability. If an event of default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may be accelerated and may become or be declared immediately due and payable.

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

3.75% Convertible Subordinated Notes

As of December 31, 2011 and December 31, 2010, none of our 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, we redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. The redemption resulted in the payment of the aggregate redemption price of $146.1 million and the recognition of a loss on extinguishment of debt of approximately $7.1 million. Included in the loss on early extinguishment of debt was a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, surety guarantees, multi-employer pension plan liabilities and obligations relating to our joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2011, the maximum guaranteed residual value was approximately $126.0 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of December 31, 2011, we had $191.4 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, we have assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2011, the total amount of outstanding performance bonds was approximately $2.18 billion, and the estimated cost to complete these bonded projects was approximately $722.5 million.

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

Contractual Obligations

As of December 31, 2011, our future contractual obligations were as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$132,107	$43,922	$28,924	$18,608	$12,901	$8,969	$18,783
Committed capital expenditures for fiber optic networks under contracts with customers	14,218	14,068	150	—	—	—	—

Total	$146,325	$57,990	$29,074	$18,608	$12,901	$8,969	$18,783

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates.

As of December 31, 2011, the total unrecognized tax benefits related to uncertain tax positions was $47.4 million. We do not expect any significant amount to be paid related to these positions within the next twelve months. However, we believe it is reasonably possible that within the next twelve months unrecognized tax benefits may decrease up to $12.1 million due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

The above table does not reflect estimated contractual obligations under the multi-employer pension plans in which our union employees participate. Several of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. Our obligations for contributions to multi-employer pension plans cannot be determined for future periods because the location and number of union employees that we have employed at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects.

We may also have additional liabilities imposed by law as a result of our participation in multi-employer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. Other than as noted below, we are not aware of any material amounts of withdrawal liability that have been or are expected to be incurred as a result of a withdrawal by any of our operating units from any multi-employer defined benefit pension plans.

We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions generally will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,”

“seriously endangered” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which our operating units contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated and is not included in the above table, as such amounts will likely be based on future work that requires the specific use of the union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot reasonably be estimated.

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability we recognized is based on the most recent information and estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. We expect to receive a formal assessment of the partial withdrawal liability from the Central States Plan, which is expected to occur no earlier than 2013, and we may seek to challenge and further negotiate the assessment at that time. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the charges we have recognized. Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum payment. As a result of these various factors, the estimated partial withdrawal liability of $32.6 million has not been included in the table above. For additional information regarding the partial withdrawal liability, see Note 14 of the Notes to Consolidated Financial Statements in Items 8. “Financial Statements and Supplementary Data.”

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2011 and 2010, the gross amount accrued for insurance claims totaled $201.2 million and $216.8 million, with $155.4 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2011 and 2010 were $63.1 million and $66.3 million, of which $9.8 million and $9.4 million are included in prepaid expenses and other current assets and $53.3 million and $56.9 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage is too high for the additional benefit obtained. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. One customer accounted for approximately 11% of consolidated revenues during the year ended December 31, 2010 and approximately 12% of billed and accrued receivables at December 31, 2010. Business with this customer is included in the Natural Gas and Pipeline Infrastructure Services segment. No other customers represented 10% or more of revenues for the years ended December 31, 2011, 2010 and 2009 or of billed and unbilled accounts receivable as of December 31, 2011 and 2010.

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

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2011, 2010 and 2009, inflation did not have a significant effect on our results.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements. During the quarter ended December 31, 2011, we adopted Accounting Standards Update (ASU) 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (ASU 2011-09).

This guidance requires employers to make various disclosures for each individually significant multiemployer plan that provides pension benefits to its employees. Generally, an employer must disclose the employer’s contributions to the plan during the period and provide a description of the nature and effect of any significant changes that affect comparability of total employer contributions from period to period. Additionally, the employer is required to provide a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, including benefits earned by employees during employment with another employer and other quantitative information, to the extent available, as of the most recent date available, to help users understand the financial information for each significant plan. An employer should also provide disclosures for total contributions made to all plans that are not individually significant and total contributions made to all plans. If certain quantitative information cannot be obtained without undue cost and effort, that quantitative information may be omitted, although the employer should describe what information has been omitted and why. The required disclosures must be provided retrospectively for all prior periods. The adoption of ASU 2011-09 did not have a material impact on our consolidated financial position, results of operations or cash flows but did impact the disclosures in the notes to our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. We adopted ASU 2011-04 on January 1, 2012. We do not anticipate that ASU 2011-04 will have a material impact on our consolidated financial statements, but will consider whether any additional disclosures are necessary.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, we adopted ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our disclosures.

Accounting Standards Not Yet Adopted.    In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard)” (ASU 2011-08), which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU 2011-08 also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed. The adoption of ASU 2011-08 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Revenue Recognition

Infrastructure Services — Through our Electric Power Infrastructure Services, Natural Gas and Pipeline Infrastructure Services and Telecommunications Infrastructure Services segments, we design, install and maintain networks for customers in the electric power, natural gas, oil and telecommunications industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue as units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input basis, as labor hours are incurred and services are performed.

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

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2011 and 2010, we had approximately $77.3 million and $83.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2011 and 2010, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $47.4 million and $44.4 million and are recognized as deferred revenue, with $38.3 million and $34.7 million considered to be long-term and included in other non-current liabilities. Actual revenues may differ from those estimates if the contracts are not renewed as expected.

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

Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2011 and 2010, the gross amount accrued for insurance claims totaled $201.2 million and $216.8 million, with $155.4 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2011 and 2010 were $63.1 million and $66.3 million, of which $9.8 million and $9.4 million are included in prepaid expenses and other current assets and $53.3 million and $56.9 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage is too high for the additional benefit obtained. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.

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

Under the discounted cash flow method, we determine fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a two-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2011, 2010 and 2009:

	Operating Units Providing Predominantly Electric Power and Natural Gas and Pipeline Services			Operating Units Providing Predominantly Telecommunications Services			Operating Unit Providing Fiber Optic Licensing
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Years of cash flows before terminal value	5	5	5	5	5	5	15	15	15
Discount rates	13%	15%	15%	13%	14% to 15%	14% to 15%	14%	14%	14%
EBITDA multiples	4.5 to 8.0	4.5 to 8.0	5.0 to 7.5	4.5 to 5.5	4.5 to 5.5	3.5 to 5.5	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	15%	15%	15%	5%	5%	5%

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2011, a goodwill impairment analysis was performed for each of our operating units, which indicated that the implied fair value of each of our operating units was substantially in excess of carrying value. Following the analysis, management concluded that no impairment was indicated at any operating unit. As discussed generally above, when evaluating the 2011 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which our reporting units were operating. Circumstances such as continued market declines, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

The goodwill analysis performed for each operating unit was based on estimates and industry comparables obtained from the electric power, natural gas and pipeline, telecommunications and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing was based on the long-term nature of the underlying fiber network licensing agreements.

We assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. Discount rates for the 2011 analysis were decreased for the operating units providing predominately electric power, natural gas and pipeline and telecommunications infrastructure services due to generally more favorable market conditions for these operating units from 2010. At December 31, 2010, certain EBITDA multiples were increased slightly from 2009 to reflect more favorable market conditions as the effects of the economic recession had lessened.

As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2011 assessment, projected annual growth rates by reporting unit varied widely with ranges from 0% to 39% for operating units in the electric power and the natural gas and pipeline divisions, 0% to 30% for operating units in telecommunications and 0% to 20% for the operating unit in fiber optic licensing.

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

Based on the first step of the goodwill impairment analysis, we determined that, as of December 31, 2011, the fair value of each reporting unit was in excess of its carrying value. We considered the sensitivity of these fair value estimates to changes in certain of management’s assumptions, and after giving consideration to at least a 10% decrease in the fair value of each of our reporting units, the results of our assessment would not have changed. Additionally, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2011 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Our market capitalization at December 31, 2011 was approximately $4.53 billion, and our total equity was approximately $3.39 billion. Accordingly, we determined that there was no goodwill impairment at December 31, 2011. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

We and our customers continue to operate in a challenging business environment, with increasing regulatory requirements and only gradual recovery in the economy and capital markets from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced spending in recent years, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. We continue to evaluate the impact of the economic environment on our reporting units and the valuation of recorded goodwill. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

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

Valuation of Other Intangibles.    Our intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology and software, all subject to amortization, along with other intangible assets not subject to amortization. The value of customer relationships is estimated as of the date a business is acquired using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required rates of return. We value backlog as of the date a business is acquired based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated as of the date a business is acquired using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts.    We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable in its analysis of the allowance for doubtful accounts if they relate to customers in bankruptcy or with other known difficulties. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in our customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect our ability to collect amounts due from them. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided.

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

Outlook

We and our customers continue to operate in a difficult business environment, with gradual improvement in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance the overall state of their infrastructure. These economic and regulatory factors have negatively affected our results in the past. However, we are currently experiencing increased activity and spending in the industries we serve, and we expect these increases to continue through 2012, although the regulatory obstacles our customers must overcome continue to create some uncertainty as to the timing of spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we continue to be optimistic about our long-term opportunities in each of the industries we serve.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion, and new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects, with a stronger focus currently on utility-scale and distributed solar projects. The construction of renewable energy facilities can result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We believe these factors reflect strong opportunities for our transmission infrastructure services, as well as opportunities for us to provide engineering, project management, materials procurement and installation services for renewable energy projects.

In the recent past, the regulatory environment has affected the timing and scope of certain transmission projects, although certain of these delayed projects are now moving into construction. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. In the second half of 2010 and throughout 2011, a number of large-scale transmission projects were awarded, indicating that transmission build-out programs by our customers have begun and transmission spending is on the rise. Regulatory and environmental processes and permitting remain a hurdle for some proposed transmission and renewable energy projects, continuing to create uncertainty as to timing on this spending. Timing and scope of these projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may also depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. We anticipate many of these issues to be overcome and spending on transmission projects to be robust over the next few years, resulting in a continued shift over the near- and long-term in our electric power services mix to a greater proportion of high-voltage electric power transmission and substation projects. We also anticipate continuing development of renewable energy projects in the near-term, primarily utility-scale solar facilities, creating increased opportunities for our engineering, procurement and construction services for these projects.

With respect to our electric power distribution services, we saw a slowdown in spending by our customers for more than two years on their distribution systems, which we believe is due primarily to adverse economic and market conditions. Some increase in distribution spending occurred in the latter part of 2010 and throughout 2011, but we are cautious with respect to the sustainability of the increase in distribution spending given continued economic uncertainties. However, as a result of reduced spending by utilities on their distribution systems for the past few years, we believe there is a growing need for utilities to resume sustained investment on their distribution systems to properly maintain the system and to meet reliability requirements. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009 (ARRA), as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. The Federal Energy Regulatory Commission (FERC) recently issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000 will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Certain aspects of the ARRA have also provided various incentives, such as tax credits, grants and loan guarantees, for renewable energy, energy efficiency and electric power infrastructure projects, although the feasibility of similar projects in the future will be affected when or if these incentives are no longer in effect. The benefits of pending or proposed legislation could also be impacted by the timing and scope of such legislation if and when enacted.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor issues. We believe the economic recession in the United States slowed employee retirements by many utility workers, causing the growth trend in outsourcing to temporarily pause. As the economy continues to recover, we believe utility employee retirements could return to normal levels, which should result in an increase in outsourcing opportunities. The need to ensure available labor resources for larger projects also drives strategic relationships with customers.

Natural Gas and Pipeline Infrastructure Services Segment

We see strong potential growth opportunities over the long-term in our natural gas and pipeline operations, primarily in the installation and maintenance of natural gas and oil pipelines, gathering systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations that produce natural gas and/or oil, as well as the development of Canadian oil sands, which will require the construction of transmission pipeline infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation until renewable energy becomes a significant part of the overall generation of electricity, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of transmission pipeline infrastructure services in North America will allow us to capitalize on these opportunities.

The natural gas and oil industry is cyclical and subject to volatility as a result of fluctuations in natural gas and oil prices. In the past, these dynamics have negatively impacted the development of natural resources and related infrastructure such as when natural gas and/or oil prices have declined or remained depressed for sustained periods. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes have caused delays in some transmission pipeline projects. During 2011, we participated in numerous bidding opportunities for transmission pipeline projects, but some of these projects were delayed due to permitting challenges and heightened environmental scrutiny. However, several delayed projects were awarded and began to move toward construction in 2011, and similar activity has continued into 2012.

The project delays we experienced in 2011 negatively impacted our natural gas and pipeline segment margins associated with our transmission pipeline operations, in part as a result of our inability to cover fixed costs. Project delays in the future could have a similar impact on margins for this segment. Margins for our transmission pipeline projects are also subject to significant performance risk, which can arise from weather conditions, geography, customer decisions and crew productivity. Our specific opportunities in the transmission pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry. Many projects are bid and awarded in the first part of the year, with construction activities compressed in the third and fourth quarters of the year. As a result, we are often limited in our ability to determine the outlook, including backlog, for this business until we near the close of the bidding cycle.

To address some of this cyclicality, we are diversifying our service offerings for the segment by focusing on midstream gathering infrastructure opportunities. We have increased our presence in areas where unconventional shale formations are located, including through the establishment of offices in several areas, to better position us to successfully pursue projects associated with midstream gathering infrastructure development. The relatively consistent nature of this work could offset some of the cyclical nature of the transmission pipeline business while also providing us growth opportunities. Given the current attractive pricing environment for crude oil and natural gas liquids, we see increased activity and more opportunities in the liquid-rich unconventional shales and are therefore strategically focusing our efforts to provide services for midstream gathering systems in these shales.

We also see growth potential in some of our other pipeline services. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity, rehabilitation and replacement services over the long-term. As pipeline integrity testing requirements increase in stringency and frequency, we believe more information will be gathered about the condition of the nation’s pipeline infrastructure and will result in an increase in spending by our customers on pipeline integrity initiatives. In early 2012, we acquired an engineering, research and development business that develops and owns pipeline inspection tools, enhancing our pipeline integrity capabilities. We believe that our ability to offer a complete turnkey solution to pipeline companies and gas utilities provides us an advantageous position in providing these services to our customers.

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

Overall, we are optimistic about this segment’s operations in the future. We continue to believe that transmission pipeline opportunities can provide strong profitability, although these projects and the profits they generate are often subject to various risks beyond our control. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity and gathering system opportunities, and to restructure our gas distribution operations to improve margins. We believe these measures, together with the potential in transmission pipeline opportunities, will position us for profitable growth in this segment over the long-term.

Telecommunications Infrastructure Services Segment

Our telecommunications services operations are seeing increasing opportunities as stimulus funding for broadband deployment to underserved areas continues to progress through the engineering phase into construction. Approximately $7.2 billion in funding has been awarded under the ARRA for numerous broadband deployment projects across the U.S. To receive funding for these projects, however, awardees are generally required to file environmental impact statements, the approval of which has delayed projects. While some of these projects are still waiting on required permits and approvals, most of the projects have received approvals and are moving forward with construction. As awardees receive their environmental impact permits and ARRA funding, projects are being rapidly deployed to meet stimulus deadlines that require completion of projects within three years, which will extend through 2013 for many projects. We anticipate this deployment schedule will increase spending for telecommunications services through 2013. We also anticipate some of our customers that received stimulus funding to continue to expand their networks even though stimulus funding may no longer be available.

We expect spending to continue by our customers on fiber optic backhaul systems to provide links from wireless cell sites to broader voice, data and video networks. The substantial growth in wireless data traffic is significantly straining the capacity of traditional backhaul infrastructure. Capacity constraints, as well as the need for improved quality and reliability, are driving wireless carriers to upgrade existing backhaul systems to fiber optic backhaul systems using fiber optic cable, referred to as “fiber to the cell site” initiatives. In addition, several wireless companies have announced plans to increase their cell site deployments over the next few years, continue network enhancement initiatives and accommodate the deployment of next generation wireless technologies. In particular, the transition to 4G and LTE (long-term evolution) technology by wireless service providers will require significant modification of their networks and new cell sites. We also believe opportunities remain over the long-term as a result of fiber build-out initiatives by wireline carriers and government organizations, although we do not expect spending for these initiatives to increase significantly over the levels experienced in the past two years. We anticipate that the opportunities in both wireline and wireless businesses will increase demand for our telecommunications services over the long-term, with the timing and amount of spending from these opportunities being dependent on future economic, market and regulatory conditions and the timing of deployment of new technologies.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers and educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets, although we cannot predict the adverse impact, if any, of economic conditions on these growth opportunities. Our growth opportunities, however, have been affected in the education markets, which has in the past comprised a significant portion of this segment’s revenues. We believe this slowdown is due to budgetary constraints, although these constraints appear to be easing somewhat. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels. Additionally, we anticipate the need for continued capital expenditures to support the growth in this business.

Conclusion

We are currently seeing growth opportunities across all of the industry segments we serve, despite continuing negative effects from restrictive regulatory requirements and challenging economic conditions, which caused spending by our customers to decline in 2009 and remain slow through 2010 and portions of 2011. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects in the past and may do so in the future, which could delay, reduce or suspend future projects if funding is not available.

We are benefiting from utilities’ increased spending on projects to upgrade and build out their electric power transmission infrastructure to improve system reliability and to deliver renewable electricity from new generation sources to demand centers. We also expect utilities to outsource more of their work to companies like Quanta, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources.

We believe that we are one of the largest full-service providers of natural gas and oil pipeline infrastructure services in North America, which positions us to leverage opportunities driven by the development and production of resources from unconventional shale plays and the Canadian oil sands. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, will create attractive growth potential for us and also further diversify the services provided by our Natural Gas and Pipeline Infrastructure Services segment. As a result, we expect additional opportunities and improved results in this segment in 2012 as compared to 2011.

We also expect spending on electric distribution and gas distribution services, both of which have been significantly affected by the challenging economic conditions that have existed during the past two years, to experience limited growth in the near-term. We expect recovery in electric and gas distribution spending to be driven primarily by improving economic conditions, as well as increased maintenance needs driven by heightened reliability regulations.

Demand for our telecommunications infrastructure services is increasing primarily as a result of construction activities related to projects funded by ARRA stimulus funds and fiber to the cell site initiatives by wireless carriers. Deployment of 4G and LTE wireless technologies is in the early stages and is also anticipated to increase demand for our services in the near- and long-term. As new technologies emerge in the future for communications and digital services such as voice, video, data and telecommunications, we expect service providers to work quickly to deploy fast, next-generation fiber and wireless networks, and we are and believe we will continue to be recognized as a key partner in deploying these services.

We expect to continue to see our margins generally improve over the near and long-term, although competitive pricing environments and project delays and other effects from restrictive regulatory requirements have negatively impacted our margins in the past and could further affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, timing of projects and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve.

Capital expenditures for 2012 are expected to be between $190 million to $225 million, of which approximately $40 million to $50 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect 2012 capital expenditures to be funded substantially through internal cash flows and cash on hand.

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

Certain international regions present significant opportunities for growth across many of our operations. We are evaluating ways in which we can strategically apply our expertise to strengthen the infrastructure in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence in these markets.

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operations with broad geographic reach, financial capability and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long-term, although the actual timing, magnitude or impact of these opportunities and trends on our operating results and financial position can be difficult to predict.

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, other operating or financial results and capital expenditures;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity;

•	The potential benefits from acquisitions;

•	Estimates regarding the partial withdrawal liability from a multi-employer pension plan and factors that may affect the amount of the liability in the future;

•	The business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

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

•

Delays, reductions in scope or cancellations of existing or pending projects, including as a result of weather, regulatory or environmental processes, project performance issues, or our customers’ capital constraints;

•	The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Our ability to effectively compete for new projects and market share;

•	Competition in our business;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislation actions to result in increased demand for our services;

•	Liabilities associated with multi-employer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, damages or contract terminations;

•	The effect of natural gas and oil prices on our operations and growth opportunities;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

•

The failure of our customers to comply with regulatory requirements applicable to their projects, including those related to awards of stimulus funds, which may result in project delays and cancellations;

•	Budgetary or other constraints that may reduce or eliminate government funding of projects, including stimulus projects, which may result in project delays or cancellations;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•

Risks associated with expanding our business in international markets, including instability of foreign governments, currency fluctuations, tax and investment strategies and compliance with the laws of foreign jurisdictions, as well as the U.S. Foreign Corrupt Practices Act;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•

The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill and other intangible assets or other investments;

•	Our growth outpacing our decentralized management infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors or equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

•

The cost of borrowing, availability of credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investment activities;

•	The ability to access sufficient funding to finance desired growth and operations;

•	Our ability to obtain performance bonds;

•	Potential exposure to environmental liabilities;

•	Our ability to continue to meet the requirements of the Sarbanes-Oxley Act of 2002;

•	Rapid technological and structural changes that could reduce the demand for our services;

•	The impact of increased healthcare costs arising from healthcare reform legislation; and

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

Credit Risk.    We are subject to concentrations of credit risk related to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, economic conditions have significantly impacted the interest income we receive from these investments and is likely to continue to do so in the future. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and in some cases we obtain collateral or other security from our customers.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at December 31, 2011.

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

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, and the Canadian dollar to U.S. Dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination. During the year ended December 31, 2010, net losses of $0.4 million were recorded in income in connection with the settled contracts. There were no forward contracts outstanding at December 31, 2011 or 2010, and as a result, there is no balance related to the forward contracts in other comprehensive income. During the year ended December 31, 2009, losses of $0.8 million were recorded in income in connection with the settled contracts, and at December 31, 2009, there was $0.4 million in other comprehensive income (loss) related to the forward contracts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 excluded the five acquisitions we completed in 2011. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 2.8% of our consolidated assets at December 31, 2011 and 0.9% of our consolidated revenues for the year ended December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its 2011 acquisitions from its assessment of internal control over financial reporting as of December 31, 2011 because these acquisitions were acquired by the Company through purchase business combinations during 2011. We have also excluded the Company’s 2011 acquisitions from our audit of internal control over financial reporting. The 2011 acquisitions of the Company and its related subsidiaries are wholly owned subsidiaries of the Company and have total assets and revenues which represent approximately 2.8% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2012

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share information)
ASSETS
Current Assets:
Cash and cash equivalents	$315,349	$539,221
Accounts receivable, net of allowances of $3,763 and $6,105	1,066,273	766,387
Costs and estimated earnings in excess of billings on uncompleted contracts	206,159	135,475
Inventories	71,416	51,754
Prepaid expenses and other current assets	105,957	103,527

Total current assets	1,765,154	1,596,364
Property and equipment, net of accumulated depreciation of $519,808 and $428,025	971,696	900,768
Other assets, net	153,830	88,858
Other intangible assets, net of accumulated amortization of $164,401 and $134,735	207,224	194,067
Goodwill	1,601,210	1,561,155

Total assets	$4,699,114	$4,341,212

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$56	$1,327
Accounts payable and accrued expenses	618,925	415,947
Billings in excess of costs and estimated earnings on uncompleted contracts	162,095	83,121

Total current liabilities	781,076	500,395
Deferred income taxes	233,644	212,200
Insurance and other non-current liabilities	295,131	261,698

Total liabilities	1,309,851	974,293

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 and 300,000,000 shares authorized, 217,479,462 and 213,981,415 shares issued, and 206,203,005 and 211,138,091 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Limited Vote Common Stock, $.00001 par value, 0 and 3,345,333 shares authorized, and 0 and 432,485 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,216,206	3,162,779
Retained earnings	361,527	229,012
Accumulated other comprehensive income	710	14,122
Treasury stock, 11,276,457 and 2,843,324 common shares, at cost	(196,493)	(40,360)

Total stockholders’ equity	3,381,952	3,365,555
Noncontrolling interests	7,311	1,364

Total equity	3,389,263	3,366,919

Total liabilities and equity	$4,699,114	$4,341,212

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share information)
Revenues	$4,623,829	$3,931,218	$3,318,126
Cost of services (including depreciation)	4,003,230	3,296,795	2,724,638

Gross profit	620,599	634,423	593,488
Selling, general and administrative expenses	372,963	339,672	312,414
Amortization of intangible assets	29,953	38,568	38,952

Operating income	217,683	256,183	242,122
Interest expense	(1,821)	(4,913)	(11,269)
Interest income	1,066	1,417	2,456
Loss on early extinguishment of debt, net	—	(7,107)	—
Other income (expense), net	(558)	675	421

Income before income taxes	216,370	246,255	233,730
Provision for income taxes	71,954	90,698	70,195

Net income	144,416	155,557	163,535
Less: Net income attributable to noncontrolling interests	11,901	2,381	1,373

Net income attributable to common stock	$132,515	$153,176	$162,162

Earnings per share attributable to common stock:
Basic earnings per share	$0.62	$0.73	$0.81

Diluted earnings per share	$0.62	$0.72	$0.81

Shares used in computing earnings per share:
Weighted average basic shares outstanding	212,648	210,046	200,733

Weighted average diluted shares outstanding	213,168	211,796	201,311

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income	$144,416	$155,557	$163,535
Adjustments to reconcile net income to net cash provided by operations activities —
Depreciation	116,068	107,507	86,862
Amortization of intangible assets	29,953	38,568	38,952
Non-cash interest expense	—	1,704	4,333
Amortization of debt issuance costs	901	642	921
Amortization of deferred revenue	(11,415)	(12,471)	(13,987)
Loss on sale of property and equipment	854	4,650	8,758
Non-cash loss on early extinguishment of debt	—	4,797	—
Foreign currency (gain) loss	1,227	(328)	(267)
Provision for (recovery of) doubtful accounts	1,163	(142)	2,690
Deferred income tax provision	7,017	36,430	26,911
Non-cash stock-based compensation	21,618	23,048	19,875
Tax impact of stock-based equity awards	(1,365)	(2,161)	1,509
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(311,761)	(8,536)	253,070
Costs and estimated earnings in excess of billings on uncompleted contracts	(65,916)	(66,481)	6,002
Inventories	(18,529)	(17,127)	7,536
Prepaid expenses and other current assets	10,352	(12,274)	(10,580)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	221,528	(20,352)	(170,010)
Billings in excess of costs and estimated earnings on uncompleted contracts	77,683	10,462	(50,267)
Other, net	(5,764)	(3,235)	1,055

Net cash provided by operating activities	218,030	240,258	376,898

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	9,903	25,651	9,064
Additions of property and equipment	(172,005)	(149,653)	(164,980)
Cash paid for acquisitions, net of cash acquired	(79,660)	(130,251)	36,234
Payment to acquire equity method investment	(35,000)	—	—
Cash paid for other investments	(4,000)	—	—
Cash paid for non-compete agreement	(455)	—	—

Net cash used in investing activities	(281,217)	(254,253)	(119,682)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	4,343	1,183	5,316
Payments on other long-term debt	(5,680)	(3,438)	(3,301)
Payments on convertible subordinated notes	—	(143,750)	—
Debt issuance and amendment costs	(4,127)	—	—
Distributions to noncontrolling interests	(5,954)	(2,395)	—
Tax impact of stock-based equity awards	1,365	2,161	(1,509)
Exercise of stock options	867	534	975
Repurchase of common stock	(149,547)	—	—

Net cash provided by (used in) financing activities	(158,733)	(145,705)	1,481

Effect of foreign exchange rate changes on cash and cash equivalents	(1,952)	(708)	3,031
Net increase (decrease) in cash and cash equivalents	(223,872)	(160,408)	261,728
Cash and cash equivalents, beginning of year	539,221	699,629	437,901

Cash and cash equivalents, end of year	$315,349	$539,221	$699,629

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(701)	$(3,479)	$(5,864)
Redemption premium on convertible subordinated notes	—	(2,310)	—
Income tax paid	(13,306)	(108,700)	(56,565)
Income tax refunds	6,502	9,707	2,385

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

										Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
			Exchangeable Shares		Limited Vote Common Stock		Series F Preferred Stock		Additional Paid-In Capital
	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share information)
Balance, December 31, 2008	196,928,203	$2	—	$—	662,293	$—	—	$—	$2,803,836	$(86,326)	$(2,956)	$(32,182)	$2,682,374	$—	$2,682,374
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	6,868	—	6,868	—	6,868
Acquisitions	11,468,916		—	—	—	—	—	—	242,494	—	—	—	242,494	5	242,499
Restricted stock activity	881,835	—	—	—	—	—	—	—	19,875	—	—	(3,556)	16,319	—	16,319
Stock options exercised	99,354	—	—	—	—	—	—	—	975	—	—	—	975	—	975
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(1,599)	—	—	—	(1,599)	—	(1,599)
Change in unrealized gain (loss) on foreign currency hedges	—	—	—	—	—	—	—	—	—	—	(410)	—	(410)	—	(410)
Net income	—	—	—	—	—	—	—	—	—	162,162	—	—	162,162	1,373	163,535

Balance, December 31, 2009	209,378,308	2	—	—	662,293	—	—	—	3,065,581	75,836	3,502	(35,738)	3,109,183	1,378	3,110,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	10,210	—	10,210	—	10,210
Acquisitions	623,720	—	3,909,110	—	—	—	1	—	83,354	—	—	—	83,354	—	83,354
Exchange of Limited Vote Common Stock for common stock	241,300	—	—	—	(229,808)	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	845,980	—	—	—	—	—	—	—	23,048	—	—	(4,622)	18,426	—	18,426
Stock options exercised	48,783	—	—	—	—	—	—	—	534	—	—	—	534	—	534
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(2,161)	—	—	—	(2,161)	—	(2,161)
Redemption of convertible subordinated notes	—	—	—	—	—	—	—	—	(7,577)	—	—	—	(7,577)		(7,577)
Change in unrealized gain (loss) on foreign currency hedges	—	—	—	—	—	—	—	—	—	—	410	—	410	—	410
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,395)	(2,395)
Net income	—	—	—	—	—	—	—	—	—	153,176	—	—	153,176	2,381	155,557

Balance, December 31, 2010	211,138,091	2	3,909,110	—	432,485	—	1	—	3,162,779	229,012	14,122	(40,360)	3,365,555	1,364	3,366,919
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(12,235)	—	(12,235)	—	(12,235)
Acquisitions	1,939,813	—	—	—	—	—	—	—	32,368	—	—	—	32,368	—	32,368
Exchange of Limited Vote Common Stock for common stock	454,107	—	—	—	(432,485)	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	729,688	—	—	—	—	—	—	—	21,618	—	—	(6,586)	15,032	—	15,032
Stock options exercised	74,635	—	—	—	—	—	—	—	867	—	—	—	867	—	867
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Common stock repurchases	(8,133,329)	—	—	—	—	—	—	—	—	—	—	(149,547)	(149,547)	—	(149,547)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,954)	(5,954)
Other	—	—	—	—	—	—	—	—	—	—	(1,177)	—	(1,177)	—	(1,177)
Net income	—	—	—	—	—	—	—	—	—	132,515	—	—	132,515	11,901	144,416

Balance, December 31, 2011	206,203,005	$2	3,909,110	$—	—	$—	1	$—	$3,216,206	$361,527	$710	$(196,493)	$3,381,952	$7,311	$3,389,263

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering infrastructure solutions to the electric power, natural gas and oil pipeline and telecommunications industries in North America and in select international markets. Quanta reports its results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing.

Electric Power Infrastructure Services Segment

The Electric Power Infrastructure Services segment provides comprehensive network solutions to customers in the electric power industry. Services performed by the Electric Power Infrastructure Services segment generally include the design, installation, upgrade, repair and maintenance of electric power transmission and distribution networks and substation facilities along with other engineering and technical services. This segment also provides emergency restoration services, including the repair of infrastructure damaged by inclement weather, the energized installation, maintenance and upgrade of electric power infrastructure utilizing unique bare hand and hot stick methods and Quanta’s proprietary robotic arm technologies, and the installation of “smart grid” technologies on electric power networks. In addition, this segment designs, installs and maintains renewable energy generation facilities, in particular solar and wind, and related switchyards and transmission networks. To a lesser extent, this segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of cable and control systems for light rail lines.

Natural Gas and Pipeline Infrastructure Services Segment

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of natural gas and oil transmission and distribution systems, compressor and pump stations and gas gathering systems, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

Telecommunications Infrastructure Services Segment

The Telecommunications Infrastructure Services segment provides comprehensive network solutions to customers in the wireline and wireless telecommunications industry and the cable television industry. Services performed by the Telecommunications Infrastructure Services segment generally include the design, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission, as well as the design, installation and upgrade of wireless communications networks, including towers, switching systems and “backhaul” links from wireless systems to voice, data and video networks. This segment also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. To a lesser extent, services provided under this segment include cable locating, splicing and testing of fiber optic networks and residential installation of fiber optic cabling.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiber Optic Licensing Segment

The Fiber Optic Licensing segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by Quanta. The Fiber Optic Licensing segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions.

Acquisitions

During the third and fourth quarters of 2011, Quanta completed five acquisitions of businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. On October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. On October 1, 2009, Quanta acquired Price Gregory Services, Incorporated (Price Gregory), a natural gas and pipeline infrastructure services company operating in North America. At various times during 2009, Quanta acquired three other businesses. The financial results of acquisitions have been included in the consolidated financial statements as of their respective acquisition dates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, as discussed in the following summary of significant accounting policies. Investments in affiliated entities in which Quanta owns more than a 20% interest and do not have a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangibles and long-lived asset impairments, equity investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, as well as the provision (benefit) for income taxes and the calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made in prior years’ segment disclosures to conform to classifications used in the current year.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $315.3 million and $539.2 million as of December 31, 2011 and 2010. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2011 and 2010, cash equivalents were $165.9 million and $460.8 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of December 31, 2011 and 2010, cash and cash equivalents held in domestic bank accounts were approximately $230.9 million and $509.6 million and cash and cash equivalents held in foreign bank accounts were approximately $84.4 million and $29.6 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of December 31, 2011 and 2010, Quanta had total allowances for doubtful accounts of approximately $3.8 million and $7.3 million, of which approximately $3.8 million and $6.1 million was included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2011 and 2010 were approximately $117.1 million and $119.4 million and are included in accounts receivable. Retainage

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2011 and 2010 were $28.3 million and $8.0 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2011 and 2010, the balances of unbilled receivables included in accounts receivable were approximately $140.8 million and $103.5 million.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment was approximately $116.1 million, $107.5 million and $86.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Quanta capitalizes costs associated with internally developed or constructed assets primarily associated with fiber optic licensing networks and software systems for internal applications. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use assets, as well as payroll and payroll-related expenses for employees who are directly associated with and devote time to placing the assets into service. Capitalization of such costs is recorded to construction work-in-process beginning when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose, at which point in time the asset is placed into service. As of December 31, 2011 and 2010, approximately $14.1 million and $11.3 million related to fiber optic licensing networks and $8.0 million and $5.5 million associated with internally developed software systems were recorded in construction work-in-process. These capitalized costs are depreciated on a straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

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

During 2010 and 2009, approximately $8.2 million and $7.8 million in net property and equipment was reclassified to prepaid expenses and other current assets as they were deemed to be assets held for sale. In conjunction with this assessment, approximately $0.1 million and $4.5 million in net losses from the impairment of assets held for sale were included in selling, general and administrative expenses in 2010 and 2009. During 2011, there was no property and equipment classified as assets held for sale.

Other Assets, Net

Other assets, net consists primarily of equity investments, debt issuance costs, long term receivables, non-current inventory, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers.

Debt Issuance Costs

Capitalized debt issuance costs related to Quanta’s credit facility and any other debt outstanding at a given balance sheet date are included in other assets, net and are amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. During 2011, Quanta incurred $4.1 million of debt issuance costs related to the amendment and restatement of its credit facility and recorded a $0.3 million charge to interest expense for the write-off of a portion of the debt issuance costs related to the prior facility. As of December 31, 2011 and 2010, capitalized debt issuance costs were $4.4 million and $2.9 million, with accumulated amortization of $0.4 million and $2.1 million. For the years ended December 31, 2011, 2010 and 2009, amortization expense related to capitalized debt issuance costs was $0.9 million, $0.6 million and $0.9 million, respectively.

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

Under the discounted cash flow method, Quanta determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a two-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2011, 2010 and 2009:

	Operating Units Providing Predominantly Electric Power and Natural Gas and Pipeline Services			Operating Units Providing Predominantly Telecommunications Services			Operating Unit Providing Fiber Optic Licensing
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Years of cash flows before terminal value	5	5	5	5	5	5	15	15	15
Discount rates	13%	15%	15%	13%	14% to 15%	14% to 15%	14%	14%	14%
EBITDA multiples	4.5 to 8.0	4.5 to 8.0	5.0 to 7.5	4.5 to 5.5	4.5 to 5.5	3.5 to 5.5	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	15%	15%	15%	5%	5%	5%

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2011, a goodwill impairment analysis was performed for each of Quanta’s reporting units, which indicated that the implied fair value of each of Quanta’s reporting units was substantially in excess of their carrying value other than those recently acquired reporting units. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2011 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions, and after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2011 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

The goodwill analysis performed for each reporting unit was based on estimates and industry comparables obtained from the electric power, natural gas and pipeline, telecommunications and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing is based on the long-term nature of the underlying fiber optic network licensing agreements.

Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. Discount rates for the 2011 analysis were decreased for the reporting units providing predominately electric power, natural gas and pipeline and telecommunications infrastructure services due to generally more favorable market conditions for these reporting units in 2011 as compared to 2010. At December 31, 2010, certain EBITDA multiples were increased slightly from 2009 multiples to reflect more favorable market conditions as the effects of the economic recession had lessened.

Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology and software, all subject to amortization, along with other intangible assets not subject to amortization. The value of customer relationships is estimated as of the date a business is acquired using the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

Quanta amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset, or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss would be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Affiliates and Other Entities

In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity participation. These investments may also include Quanta’s participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally meet both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

Investments in minority interests in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is included in other income (expense) in the consolidated statements of operations. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses would be recognized in other expense. Equity method investments are carried at original cost and are included in other assets, net in the consolidated balance sheet and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.

In 2011, Quanta acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Quanta accounts for this investment using the equity method of accounting.

During the third quarter of 2011, Quanta loaned $4.0 million to the indirect parent of NJ Oak Solar, LLC (NJ Oak Solar). The loan proceeds, together with NJ Oak Solar’s other financing and equity funds, were used for their construction of a 10 MW solar power generation facility in New Jersey. The construction of the facility, which began in the second quarter of 2011, is being performed by Quanta and was substantially complete at the end of 2011.

Revenue Recognition

Infrastructure Services—Through its Electric Power Infrastructure Services, Natural Gas and Pipeline Infrastructure Services and Telecommunications Infrastructure Services segments, Quanta designs, installs and maintains networks for customers in the electric power, natural gas, oil and telecommunications industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue as units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the materials associated with Quanta’s work are owner-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2011 and 2010, Quanta had approximately $77.3 million and $83.1 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms of five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2011 and 2010, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $47.4 million and $44.4 million and are recognized as deferred revenue, with $38.3 million and $34.7 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at December 31, 2011 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
2012	$83,937
2013	65,832
2014	47,889
2015	27,394
2016	19,368
Thereafter	118,158

Fixed non-cancelable minimum licensing revenues	$362,578

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

Quanta records reserves for income taxes related to certain tax positions in those instances where Quanta considers it more likely than not that additional taxes may be due in excess of amounts reflected on income tax returns filed. When recording reserves for expected tax consequences of uncertain positions, Quanta assumes that taxing authorities have full knowledge of the position and all relevant facts. Quanta continually reviews exposure to additional tax obligations and as further information is known or events occur, changes in tax reserves may be recorded. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified in the provision for income taxes.

The income tax laws and regulations are voluminous and often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets and statements of operations.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collective Bargaining Agreements

Certain of Quanta’s subsidiaries are parties to various collective bargaining agreements with certain of their employees. The agreements require such subsidiaries to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements.

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts the majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. Under the relevant accounting guidance, the treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. If transactions are denominated in the operating units’ functional currency, the translation gains and losses are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the operating units’ functional currency, the translation gains and losses are included within the statement of operations.

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

For forward contracts that qualify as cash flow hedges, Quanta accounts for the change in fair value of the forward contracts directly in equity as part of accumulated other comprehensive income (loss). Any ineffective portion of cash flow hedges is recognized in earnings in the period in which ineffectiveness occurs. For instance, if a forward contract is discontinued as a cash flow hedge because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period, the related amounts in accumulated other comprehensive income (loss) would be reclassified to other income (expense) in the consolidated statement of operations in the period such determination is made. When a forecasted transaction occurs, the portion of the accumulated gain or loss applicable to the forecasted transaction is reclassified from equity to earnings. Changes in fair value related to transactions that do not meet the criteria for cash flow hedge accounting are recorded in the consolidated results of operations and are included in other income (expense).

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Quanta records other comprehensive income (loss), net of tax, for foreign currency translation adjustments related to its foreign operations and changes in fair value of Quanta’s derivative contracts that were classified as cash flow hedges, as applicable.

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 14.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at December 31, 2011 and 2010, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired include goodwill, backlog, customer relationships, trade names, covenants not to compete and software. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market-based approach to determining the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, which includes assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2011, the carrying amounts of such assets, including goodwill, were compared to their fair values. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs for which Quanta uses the assistance of third party specialists to develop valuation assumptions.

Quanta also uses fair value measurements in connection with the valuation of its investments in private company equity interests and financing instruments. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. On a quarterly basis, Quanta performs an evaluation of its investments to determine if an other-than-temporary decline in the value of each investment has occurred and whether the recorded amount of each investment will be realizable. If an other-than-temporary decline in the value of an investment occurs, a fair value analysis would be performed to determine the degree to which the investment was impaired and a corresponding charge to earnings would be recorded during the period. These types of fair market value assessments are similar to other fair value measures used by Quanta, which include the use of significant judgment and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors will be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

During the quarter ended December 31, 2011, Quanta adopted Accounting Standards Update (ASU) 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (ASU 2011-09). This guidance requires employers to make various disclosures for each individually significant multiemployer plan that provides pension benefits to its employees. Generally, an employer must disclose the employer’s contributions to the plan during the period and provide a description of the nature and effect of any significant changes that affect comparability of total employer contributions from period to period. Additionally, the employer is required to provide a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan and other quantitative information, to the extent available, as of the most recent date available, to help users understand the financial information for each significant plan. An employer should also provide disclosures for total contributions made to all plans that are not individually significant and total contributions made to all plans. If certain quantitative information cannot be obtained without undue cost and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effort, that quantitative information may be omitted, although the employer should describe what information has been omitted and why. The required disclosures must be provided retrospectively for all prior periods presented. The adoption of ASU 2011-09 did not have a material impact on Quanta’s consolidated financial position, results of operations or cash flows but did impact the disclosures in the notes to its consolidated financial statements. See Note 12 for the disclosures related to Quanta’s participation in multi-employer plans.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. Quanta adopted ASU 2011-04 on January 1, 2012. Quanta does not anticipate that ASU 2011-04 will have a material impact on its consolidated financial statements but will consider whether any additional disclosures are necessary.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, Quanta adopted ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on Quanta’s disclosures.

Accounting Standards Not Yet Adopted

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	ACQUISITIONS:

2011 Acquisitions

On October 5, 2011, Quanta acquired Utilimap Corporation (Utilimap), which provides geographic information system (GIS) utility asset management and engineering services to the electric utility industry. The aggregate consideration paid for Utilimap consisted of approximately $24.5 million in cash, 553,526 shares of Quanta common stock valued at approximately $9.7 million and the repayment of $0.8 million in debt. As this transaction was effective October 5, 2011, the results of Utilimap have been included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its Electric Power Infrastructure Services segment offerings. Utilimap’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

On August 11, 2011, Quanta acquired Coe Drilling Pty. Ltd. (Coe), a horizontal directional drilling company based in Brisbane, Australia. The aggregate consideration paid for Coe consisted of approximately $10.5 million in cash, 396,643 shares of Quanta common stock valued at approximately $6.3 million and the repayment of $1.8 million in debt. As this transaction was effective August 11, 2011, the results of Coe have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services internationally. Coe’s financial results will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

On August 5, 2011, Quanta acquired McGregor Construction 2000 Ltd. and certain of its affiliated entities (McGregor), an electric power infrastructure services company based in Alberta, Canada. The aggregate consideration paid for McGregor consisted of approximately $38.6 million in cash, 898,440 shares of Quanta common stock valued at approximately $14.6 million and the repayment of $0.8 million in debt. As this transaction was effective August 5, 2011, the results of McGregor have been included in the consolidated financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. McGregor’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

In the third quarter of 2011, Quanta acquired two businesses based in British Columbia, Canada that predominantly provide electric power infrastructure services, which have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. In connection with these acquisitions, Quanta paid the former owners of the businesses an aggregate of approximately $7.3 million in cash and issued an aggregate of 91,204 shares of Quanta common stock valued at approximately $1.7 million. These acquisitions allow Quanta to further expand its capabilities and scope of services in Canada. The financial results of these two businesses will generally be included in Quanta’s Electric Power Infrastructure Services segment.

2010 Acquisition

On October 25, 2010, Quanta acquired Valard. In connection with the acquisition, Quanta paid the former owners of Valard approximately $118.9 million in cash and issued 623,720 shares of Quanta common stock and 3,909,110 exchangeable shares of a Canadian subsidiary of Quanta. In addition, Quanta issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of exchangeable shares with voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The aggregate value of the common stock and exchangeable shares issued was approximately $83.4 million. The exchangeable shares are substantially equivalent to, and exchangeable on a one-for-one basis for, Quanta common stock. As part of the consideration paid for Valard, Quanta also repaid $12.8 million in Valard debt at the closing of the acquisition. As this transaction was effective October 25, 2010, the results of Valard have been included in the consolidated

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements beginning on such date. This acquisition allows Quanta to further expand its capabilities and scope of services in Canada. Valard’s financial results are generally included in Quanta’s Electric Power Infrastructure Services segment.

2009 Acquisitions

On October 1, 2009, Quanta acquired Price Gregory in exchange for the issuance of approximately 10.9 million shares of Quanta common stock valued at approximately $231.8 million on the date of closing and the payment of approximately $95.8 million in cash. In connection with the acquisition, $0.5 million in cash and approximately 1.5 million shares of Quanta common stock, valued at approximately $32.5 million, were placed into an escrow account, which was maintained until April 1, 2011 for the settlement of any claims asserted by Quanta against the former stockholders of Price Gregory. Price Gregory provides natural gas and oil transmission pipeline infrastructure services in North America and expands Quanta’s service capabilities in this market. Price Gregory’s results of operations have been included in Quanta’s consolidated results of operations since October 1, 2009.

Also in 2009, Quanta completed three other acquisitions of specialty contractors with operations in the electric power, natural gas and pipeline and telecommunications industries for an aggregate purchase price of approximately $36.0 million, consisting of a total of approximately $25.3 million in cash and approximately 0.5 million shares of Quanta common stock valued in the aggregate at approximately $10.7 million as of the dates of acquisition. These acquisitions enhance Quanta’s electric power, natural gas and pipeline and telecommunications capabilities throughout various regions of the United States and Western Canada.

The following table summarizes the aggregate consideration paid for the 2011 and 2010 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2011	2010
	All Acquisitions	Valard
Consideration:
Value of Quanta common stock issued	$32,368	$11,470
Value of exchangeable shares issued	—	71,885
Cash paid	84,208	131,651

Fair value of total consideration transferred	$116,576	$215,006

Current assets	$30,198	$75,296
Property and equipment	19,878	29,307
Other assets	379	—
Identifiable intangible assets	40,229	46,224
Current liabilities	(10,226)	(26,633)
Deferred tax liabilities, net	(7,190)	(18,553)
Other long-term liabilities	(450)	—

Total identifiable net assets	72,818	105,641
Goodwill	43,758	109,365

	$116,576	$215,006

The fair value of current assets acquired in 2011 includes accounts receivable with a fair value of $16.1 million. The fair value of current assets acquired in 2010 included accounts receivable with a fair value of $68.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2011 and 2010 acquisitions strategically expand Quanta’s Canadian service offering, add an Australian service offering and enhance its domestic electric power infrastructure service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2011 acquisitions, goodwill of $34.9 million was recorded for reporting units included within Quanta’s electric power division and $8.9 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at December 31, 2011. In connection with the 2010 acquisition, goodwill of $109.4 million was recorded and included within Quanta’s electric power division at December 31, 2010. None of this goodwill is expected to be deductible for income tax purposes other than $13.1 million recorded in 2011.

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

	Year Ended December 31,
	2011	2010	2009
Revenues	$4,700,382	$4,212,447	$4,717,882
Gross profit	$645,477	$701,314	$914,737
Selling, general and administrative expenses	$381,290	$367,373	$379,210
Amortization of intangible assets	$34,253	$55,756	$55,532
Net income attributable to common stock	$141,123	$167,361	$304,304
Earnings per share attributable to common stock:
Basic	$0.66	$0.78	$1.43
Diluted	$0.66	$0.77	$1.41

The pro forma combined results of operations for the years ended December 31, 2011 and 2010 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2011 acquisitions as if they occurred January 1, 2010. The pro forma combined results of operations for the year ended December 31, 2010 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2010 acquisition as if it occurred January 1, 2009. The pro forma combined results of operations for the year ended December 31, 2009 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2010 acquisition as if it occurred January 1, 2009 and the historical results of the 2009 acquisitions as if they all occurred January 1, 2008. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness and the retirement of preferred stock, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2011, 2010 and 2009 acquisitions, an increase in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2011, 2010 and 2009 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of approximately $43.8 million and income before income taxes of approximately $4.4 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2011 related to the five 2011 acquisitions following their respective dates of acquisition. Revenues of $25.7 million and income before income taxes of $3.4 million following Valard’s date of acquisition on October 25, 2010 are included in Quanta’s consolidated results of operations for the year ended December 31, 2010. Revenues of $260.3 million and income before income taxes of $37.8 million related to the four 2009 acquisitions following their respective dates of acquisition are included in Quanta’s consolidated results of operations for the year ended December 31, 2009.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Telecommunications Division	Total
Balance at December 31, 2009:
Goodwill	$651,815	$337,938	$523,069	$1,512,822
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	651,815	337,938	459,805	1,449,558
Goodwill acquired during 2010	109,365	—	—	109,365
Foreign currency translation related to goodwill	2,274	—	—	2,274
Operating unit reorganization	(22,163)	—	22,163	—
Purchase price adjustments related to prior periods	(15)	(27)	—	(42)

Balance at December 31, 2010:
Goodwill	741,276	337,911	545,232	1,624,419
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	741,276	337,911	481,968	1,561,155
Goodwill acquired during 2011	34,900	8,858	—	43,758
Foreign currency translation related to goodwill	(3,564)	(78)	—	(3,642)
Operating unit reorganizations	216,090	(233,032)	16,942	—
Purchase price adjustments related to prior periods	—	(61)	—	(61)

Balance at December 31, 2011:
Goodwill	988,702	113,598	562,174	1,664,474
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	$988,702	$113,598	$498,910	$1,601,210

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2010		Twelve Months Ended December 31, 2011			As of December 31, 2011
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Translation	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$153,100	$(27,880)	$(10,565)	$20,144	$(1,064)	$133,735	12.0
Backlog	108,421	(88,429)	(12,723)	13,918	(561)	20,626	2.3
Trade names	27,249	(1,005)	(943)	2,594	(182)	27,713	28.0
Non-compete agreements	23,954	(13,164)	(4,441)	3,728	(267)	9,810	3.2
Patented rights and developed technology	16,078	(4,257)	(1,266)	—	—	10,555	8.8
Software	—	—	(15)	300	—	285	4.8

Total intangible assets subject to amortization	328,802	(134,735)	(29,953)	40,684	(2,074)	202,724	12.6
Other intangible assets not subject to amortization	—	—	—	4,500	—	4,500	N/A

Total intangible assets	$328,802	$(134,735)	$(29,953)	$45,184	$(2,074)	$207,224	N/A

Amortization expense for intangible assets was $30.0 million, $38.6 million and $39.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2011 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
2012	$32,264
2013	18,936
2014	16,980
2015	14,849
2016	13,370
Thereafter	106,325

Total	$202,724

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 are illustrated below (in thousands):

	Year Ended December 31,
	2011	2010	2009
NET INCOME:
Net income attributable to common stock	$132,515	$153,176	$162,162

Net income attributable to common stock for diluted earnings per share	$132,515	$153,176	$162,162

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	212,648	210,046	200,733
Effect of dilutive stock options	126	218	192
Effect of shares in escrow	394	1,532	386

Weighted average shares outstanding for diluted earnings per share	213,168	211,796	201,311

For the years ended December 31, 2011, 2010 and 2009, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the full year of 2011 and are weighted for the portion of 2010 they were outstanding. Shares of Quanta common stock placed in escrow related to a previous acquisition are included in the computation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, and are weighted based on the portion of the year they were held in escrow. These shares were released from escrow on April 4, 2011. For the years ended December 31, 2010 and 2009, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes due 2026 (3.75% Notes) would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. The 3.75% Notes were not outstanding after May 1, 2010 and therefore had no impact on diluted shares during the year ended December 31, 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2011	2010
Balance at beginning of year	$7,300	$9,069
Charged to expense	1,163	(142)
Deductions for uncollectible receivables written off, net of recoveries	(4,700)	(1,627)

Balance at end of year	$3,763	$7,300

Contracts in progress are as follows (in thousands):

	December 31,
	2011	2010
Costs incurred on contracts in progress	$2,411,733	$3,225,340
Estimated earnings, net of estimated losses	301,954	580,340

	2,713,687	3,805,680
Less — Billings to date	(2,669,623)	(3,753,326)

	$44,064	$52,354

Costs and estimated earnings in excess of billings on uncompleted contracts	$206,159	$135,475
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(162,095)	(83,121)

	$44,064	$52,354

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2011	2010
Land	N/A	$16,310	$15,698
Buildings and leasehold improvements	5-30	54,365	42,755
Operating equipment and vehicles	5-25	984,585	864,631
Fiber optic and related assets	5-20	319,303	303,961
Office equipment, furniture and fixtures and information technology systems	3-15	87,378	71,955
Construction work in progress	N/A	29,563	29,793

		1,491,504	1,328,793
Less — Accumulated depreciation and amortization		(519,808)	(428,025)

Property and equipment, net		$971,696	$900,768

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2011	2010
Accounts payable, trade	$343,676	$222,881
Accrued compensation and related expenses	109,220	74,029
Accrued insurance	51,874	56,340
Accrued loss on contracts	3,319	1,485
Deferred revenues	16,945	16,991
Accrued interest and fees	334	114
Income and franchise taxes payable	47,703	6,578
Other accrued expenses	45,854	37,529

	$618,925	$415,947

8.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	December 31,
	2011	2010
Notes payable to various financial institutions, interest rate ranging from 0.0% to 8.0%, secured by certain equipment and other assets	$56	$1,327

Less — Current maturities	(56)	(1,327)

Total long-term debt obligations	$—	$—

Credit Facility

Quanta has a credit agreement with various lenders that provides for a $700.0 million senior secured revolving credit facility maturing on August 2, 2016. The entire amount of the facility is available for the issuance of letters of credit, and up to $25.0 million of the facility is available for swing line loans. Up to $100.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Quanta entered into the credit agreement on August 2, 2011, which amended and restated its prior credit agreement.

As of December 31, 2011, Quanta had approximately $191.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $508.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on Quanta’s Consolidated Leverage Ratio. Quanta is also

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to a commitment fee of 0.20% to 0.45%, based on Quanta’s Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all cash and Cash Equivalents (as defined in the credit agreement) held by Quanta in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

Subject to certain exceptions, the credit agreement is secured by substantially all of the assets of Quanta and its wholly owned U.S. subsidiaries, and by a pledge of all of the capital stock of Quanta’s wholly owned U.S. subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of Quanta or its wholly owned U.S. subsidiaries. Quanta’s wholly owned U.S. subsidiaries also guarantee the repayment of all amounts due under the credit agreement. Subject to certain conditions, at any time Quanta maintains a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services, all collateral will be automatically released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of December 31, 2011, Quanta was in compliance with all of the covenants in the credit agreement.

The credit agreement provides for customary events of default and includes cross-default provisions with Quanta’s underwriting, continuing indemnity and security agreement with its sureties and all of Quanta’s other debt instruments exceeding $30.0 million in borrowings or availability. If an event of default (as defined in the credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the credit agreement, amounts outstanding under the credit agreement may be accelerated and may become or be declared immediately due and payable.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.75% Convertible Subordinated Notes

As of December 31, 2011 and 2010, none of Quanta’s 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 in an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, Quanta redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. The redemption resulted in a payment of the aggregate redemption price of $146.1 million and the recognition of a loss on early extinguishment of debt of approximately $7.1 million. Included in the loss on early extinguishment of debt was a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes, calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

9.	INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Income before income taxes:
Domestic	$204,382	$227,560	$228,461
Foreign	11,988	18,695	5,269

Total	$216,370	$246,255	$233,730

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal —
Current	$44,399	$38,698	$34,763
Deferred	10,470	34,813	26,240
State —
Current	12,870	9,310	6,664
Deferred	1,443	2,062	865
Foreign —
Current	7,668	6,260	1,857
Deferred	(4,896)	(445)	(194)

	$71,954	$90,698	$70,195

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to the income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision at the statutory rate	$75,729	$86,189	$81,806
Increases (decreases) resulting from —
State and foreign taxes	4,762	7,881	5,049
Contingency reserves, net	(8,769)	(6,353)	(15,810)
Production activity deduction	(2,527)	(3,031)	(5,007)
Employee per diems, meals and entertainment	4,687	5,126	3,537
Taxes on unincorporated joint ventures	(4,142)	(833)	(480)
Other	2,214	1,719	1,100

	$71,954	$90,698	$70,195

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2011	2010
Deferred income tax liabilities —
Property and equipment	$(204,918)	$(180,776)
Goodwill	(43,057)	(30,251)
Other intangibles	(54,206)	(55,762)
Book/tax accounting method difference	(27,924)	(31,919)

Total deferred income tax liabilities	(330,105)	(298,708)

Deferred income tax assets —
Accruals and reserves	40,619	20,144
Accrued insurance	55,169	55,984
Deferred revenue	14,243	10,316
Net operating loss carryforwards	15,615	12,374
Other	13,140	22,634

Subtotal	138,786	121,452
Valuation allowance	(8,783)	(11,368)

Total deferred income tax assets	130,003	110,084

Total net deferred income tax liabilities	$(200,102)	$(188,624)

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Current deferred income taxes:
Assets	$51,373	$46,883
Liabilities	(17,831)	(23,307)

	33,542	23,576

Non-current deferred income taxes:
Assets	78,630	63,201
Liabilities	(312,274)	(275,401)

	(233,644)	(212,200)

Total net deferred income tax liabilities	$(200,102)	$(188,624)

The valuation allowance for deferred income tax assets at December 31, 2011, 2010, and 2009 was $8.8 million, $11.4 million, and $8.6 million, respectively. These valuation allowances relate to state net operating loss carryforwards, a deferred tax asset for goodwill and foreign tax credit carryforwards. The net change in the total valuation allowance for each of the years ended December 31, 2011, 2010, and 2009 was a decrease of $2.6 million, an increase of $2.8 million and a decrease of $0.6 million, respectively. The valuation allowance was established primarily as a result of uncertainty in Quanta’s outlook as to future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets, net of existing valuation allowances.

At December 31, 2011, Quanta had state and foreign net operating loss carryforwards, the tax effect of which is approximately $15.6 million. These carryforwards will expire as follows: 2012, $0.3 million; 2013, $0.4 million; 2014, $0.8 million; 2015, $0.3 million; 2016, $0.3 million and $13.5 million thereafter. A valuation allowance of $6.4 million has been recorded against certain state net operating loss carryforwards.

Through December 31, 2011, Quanta has not provided U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S.

A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$50,632	$45,201	$59,190
Additions based on tax positions related to the current year	10,133	10,602	10,078
Additions for tax positions of prior years	131	5,183	633
Additions attributable to acquisitions of businesses	—	—	1,904
Reductions for tax positions of prior years	—	—	(1,132)
Settlements	(4,877)	(93)	(447)
Reductions resulting from a lapse of the applicable statutes of limitations	(8,640)	(10,261)	(25,025)

Balance at end of year	$47,379	$50,632	$45,201

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2011, the $8.6 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2007 tax year and the $4.9 million reduction primarily relates to settlement with tax authorities regarding a foreign tax credit position taken in a pre-acquisition tax return of an acquired business. For the year ended December 31, 2010, the $10.3 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2006 tax year. For the year ended December 31, 2009, the $25.0 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2005 tax year.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2011	2010	2009
Unrecognized tax benefits	$47,379	$50,632	$45,201
Portion that, if recognized, would reduce tax expense and effective tax rate	39,824	43,077	37,054
Accrued interest on unrecognized tax benefits	7,180	6,524	8,694
Accrued penalties on unrecognized tax benefits	163	163	213
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $12,110	$0 to $8,786	$0 to $9,300
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $10,221	$0 to $6,896	$0 to $7,100

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized $0.7 million of interest expense and $2.2 million and $3.6 million of interest income in the provision for income taxes for the years ended December 31, 2011, 2010 and 2009, respectively.

Quanta is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2008 through 2011 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

10.    EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with acquisition of Valard as discussed in Note 4, certain former owners of Valard received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited Vote Common Stock

Effective May 19, 2011, each outstanding share of Quanta’s Limited Vote Common Stock was reclassified and converted into 1.05 shares of Quanta common stock, as set forth in a Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of Quanta and filed with the Secretary of State of the State of Delaware on May 19, 2011. At December 31, 2011 and 2010, there were 0 and 432,485 shares of Limited Vote Common Stock outstanding. The Certificate of Amendment also eliminated entirely the class of Limited Vote Common Stock. The shares of Limited Vote Common Stock had rights similar to shares of common stock, except with respect to voting. Holders of Limited Vote Common Stock were entitled to vote as a separate class to elect one director and did not vote in the election of other directors. Holders of Limited Vote Common Stock were entitled to one-tenth of one vote for each share held on all other matters submitted for stockholder action. Shares of Limited Vote Common Stock were convertible into Quanta common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the years ended December 31, 2011, 2010 and 2009, no shares of Limited Vote Common Stock were converted to common stock upon transfer. In 2011, 432,485 shares of Limited Vote Common Stock were reclassified and converted into 454,107 shares of Quanta common stock pursuant to the Certificate of Amendment approved by the stockholders. In 2010, Quanta issued an aggregate 241,300 shares of its common stock in exchange for an aggregate 229,808 shares of Limited Vote Common Stock through voluntary exchanges initiated by individual stockholders.

Treasury Stock

During the second quarter of 2011, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $150.0 million of its outstanding common stock. These repurchases could be made in open market transactions, in privately negotiated transactions, including block purchases, or otherwise, at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program does not obligate Quanta to acquire any specific amount of common stock and will continue until it is completed or otherwise modified or terminated by Quanta’s board of directors at any time in its sole discretion and without notice. The stock repurchase program is funded with cash on hand. From the time the stock repurchase program was initiated through December 31, 2011, Quanta repurchased 8.1 million shares of its common stock under this program at an aggregate cost of $149.5 million. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Under the stock incentive plans described in Note 11, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 299,804 shares of Quanta common stock in 2011 with a total market value of $6.6 million, 243,821 shares of Quanta common stock in 2010 with a total market value of $4.6 million and 210,469 shares of Quanta common stock in 2009 with a total market value of $3.6 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

Noncontrolling Interest

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $11.9 million, $2.4 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $7.3 million and $1.4 million at December 31, 2011 and 2010. The carrying value of investments held by the noncontrolling interests in these variable interest entities at December 31, 2011 and 2010 was $7.3 million and $1.4 million. During the years ended December 31, 2011 and 2010, distributions to noncontrolling interests were $6.0 million and $2.4 million. See Note 14 for further disclosures related to Quanta’s joint venture arrangements.

Comprehensive Income

Quanta’s foreign operations are translated into U.S. dollars, and a translation adjustment is recorded in other comprehensive income, net of tax, as a result. Additionally, unrealized gains and losses on certain hedging activities are recorded in other comprehensive income, net of tax. The following table presents the components of comprehensive income for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$144,416	$155,557	$163,535
Foreign currency translation adjustment, net of tax	(12,235)	10,210	6,868
Other	(1,177)	—	—
Change in unrealized gain (loss) on foreign currency cash flow hedges, net of tax	—	410	(410)

Comprehensive income	131,004	166,177	169,993
Less: Net income attributable to noncontrolling interests	11,901	2,381	1,373

Comprehensive income attributable to common stock	$119,103	$163,796	$168,620

In the third quarter of 2009, one of Quanta’s Canadian operating units entered into three forward contracts with settlement dates in 2009 and 2010, to reduce foreign currency risk associated with anticipated customer sales that were denominated in South African rand. This same operating unit also entered into three additional forward contracts with the same settlement dates to reduce the foreign currency exposure associated with a series of forecasted intercompany payments denominated in U.S. dollars to be made over a twelve-month period. These contracts were accounted for as cash flow hedges. Accordingly, changes in the fair value of the forward contracts were recorded in other comprehensive income prior to their settlement and were reclassified into earnings in the periods in which the hedged transactions occurred.

The South African rand to Canadian dollar forward contracts had an aggregate notional amount of approximately $11.0 million ($CAD) at origination, and the Canadian dollar to U.S. Dollar forward contracts had an aggregate notional amount of approximately $9.5 million (U.S.) at origination. During the year ended December 31, 2010, net losses of $0.4 million were recorded in income in connection with the settled contracts. There were no forward contracts outstanding at December 31, 2011 or December 31, 2010, and as a result, there

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is no balance related to the forward contracts in other comprehensive income. During the year ended December 31, 2009, losses of $0.8 million were recorded in income in connection with the settled contracts, and at December 31, 2009, there was a loss of $0.4 million in other comprehensive income related to the forward contracts.

Effectiveness testing related to these cash flow hedges was performed at the end of each quarter while they were outstanding. Any ineffective portion of these contracts was reclassified into earnings if the derivatives were no longer deemed to be cash flow hedges. For the years ended December 31, 2010 and 2009, a nominal portion of the forward contracts were considered ineffective.

11.    EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options (ISOs), stock appreciation rights, restricted stock awards, restricted stock units (RSUs), stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

Additionally, pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted common stock, incentive stock options and non-qualified stock options to eligible employees, directors, and certain consultants and advisors. An aggregate of 4,000,000 shares of common stock may be issued pursuant to awards granted under the 2007 Plan. Quanta also has a Restricted Stock Unit Plan (the RSU Plan), pursuant to which RSUs may be awarded to certain employees and consultants of Quanta’s Canadian operations.

Equity awards also remain outstanding under a prior plan adopted by Quanta, as well as under plans assumed by Quanta in connection with its acquisition of InfraSource Services, Inc. in 2007. While no further awards may be made under these plans, the awards outstanding under the plans continue to be governed by their terms. These plans, together with the 2011 Plan, the 2007 Plan and the RSU Plan, are referred to as the Plans.

The Plans are administered by the Compensation Committee of the Board of Directors of Quanta. The Compensation Committee has, subject to applicable regulation and the terms of the Plans, the authority to grant awards under the Plans, to construe and interpret the Plans and to make all other determinations and take any and all actions necessary or advisable for the administration of the Plans. The Board also delegated to the Equity Grant Committee, a committee of the Board consisting of one or more directors, the authority to grant limited awards to eligible persons who are not executive officers or non-employee directors.

Stock Options

Awards in the form of stock options are exercisable during the period specified in each stock option agreement and generally become exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee or, if applicable, the Equity Grant Committee. No option will remain exercisable later than 10 years after the date of award (or five years in the case of ISOs awarded to employees owning more than 10% of Quanta’s voting capital stock). The exercise price for ISOs awarded under the 2011 and 2007 Plans may be no less than the fair market value of a share of common stock on the date of award (or 110% in the case of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ISOs awarded to employees owning more than 10% of Quanta’s voting capital stock). Upon the exercise of stock options, Quanta has historically issued shares of common stock rather than treasury shares or shares purchased on the open market, although the plan permits any of the three. Quanta did not grant any awards of stock options under any of the Plans during the years ended December 31, 2011, 2010 or 2009.

Restricted Stock

Awards in the form of restricted stock are subject to forfeiture and other restrictions until they vest. Restricted shares of Quanta’s common stock have been issued under the Plans at the fair market value of the common stock as of the date of issuance. The shares of restricted common stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders are entitled to vote and receive dividends on such shares. The grant date fair value for awards of restricted stock is based on the market value of Quanta common stock on the date of grant.

During the years ended December 31, 2011, 2010 and 2009, Quanta granted 1.1 million, 1.2 million and 1.1 million shares of restricted stock under the Plans with a weighted average grant date fair value price of $21.40, $19.20 and $22.10, respectively. During the years ended December 31, 2011, 2010 and 2009, 1.0 million, 0.8 million and 0.6 million shares vested, respectively, with an approximate fair value at the time of vesting of $21.5 million, $14.7 million and $13.1 million, respectively.

A summary of the restricted stock activity for the year ended December 31, 2011 is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2011	2,070	$20.68
Granted	1,124	$21.40
Vested	(963)	$21.32
Forfeited	(94)	$20.69

Unvested at December 31, 2011	2,137	$20.77

As of December 31, 2011, there was approximately $22.2 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.62 years.

Restricted Stock Units

RSUs granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta by providing the participants with rights to receive a cash bonus that is determined by reference to Quanta’s common stock price. The number of RSUs awarded to grantees is determined based on the dollar amount of the grant and the closing price on the date of grant of a share of Quanta common stock. The RSUs vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs, the holders receive a cash bonus equal to the number of RSUs vested multiplied by Quanta’s common stock price on the vesting date. In the future, Quanta may also issue RSUs, that upon vesting, provide for the issuance of Quanta common stock.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense related to RSUs was $1.3 million and $0.5 million for the years ended December 31, 2011 and 2010. Such expense is recorded in selling, general and administrative expenses. As the RSUs are settled only in cash, they are not included in the calculation of earnings per share, and the estimated earned value of the RSUs is classified as a liability. Quanta paid $1.0 million and $0.3 million to settle liabilities related to RSUs in 2011 and 2010. Liabilities recorded under the RSUs were $1.3 million and $0.2 million at December 31, 2011 and 2010.

Non-Cash Compensation Expense and Related Tax Benefits

The amounts of non-cash compensation expense and related tax benefits, as well as the amount of actual tax benefits related to vested restricted stock and options exercised are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Non-cash compensation expense related to restricted stock	$21,618	$22,125	$17,415
Non-cash compensation expense related to stock options	—	923	2,460

Total stock-based compensation included in selling, general and administrative expenses	$21,618	$23,048	$19,875

Actual tax expense for the tax deductions from vested restricted stock	$(1,160)	$(2,089)	$(1,567)
Actual tax benefit (expense) for the tax deductions from options exercised	(205)	(29)	354

Actual tax expense related to stock-based compensation expense	(1,365)	(2,118)	(1,213)
Income tax benefit related to non-cash compensation expense	8,431	8,989	7,751

Total tax benefit related to stock-based compensation expense	$7,066	$6,871	$6,538

12.    EMPLOYEE BENEFIT PLANS:

Unions’ Multi-Employer Pension Plans

Quanta contributes to a number of multi-employer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Quanta’s contribution rates to the multi-employer pension plans generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multi-employer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities contingent upon an employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (Central States Plan) following an amendment to the applicable collective bargaining agreement which eliminated their obligations to contribute to the Central States Plan. See further information regarding these subsidiaries’ withdrawal from the Central States Plan in Note 14—Collective Bargaining Agreements.

The Pension Protection Act of 2006 (the PPA) also added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on a multitude of factors (including, for example, the plan’s

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans, and the amount of that future work and the number of affected employees that may be needed cannot reasonably be estimated.

The following table contains a summary of plan information relating to Quanta’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2011 and 2010 relates to the plan’s fiscal year-end in 2010 and 2009. Forms 5500 were not yet available for the plan years ending in 2011. The PPA zone status is based on information that Quanta received from the respective plans as well as publicly available information on the U.S. Department of Labor website and is certified by the plan’s actuary. Although a multitude of factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Changes in annual contribution levels to these plans will vary because the number of union employees, the duration of their employment and the plans in which they participate will vary from period to period based on the number and location of projects that Quanta has ongoing at any given time and the need for union resources in connection with those projects. Although Price Gregory was acquired on October 1, 2009, all of its related contributions to defined benefit multi-employer pension plans for the year ended December 31, 2009 have been included in the table below. Information has been presented separately for individually significant plans and in the aggregate for all other plans.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employer Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Fund		2011	2010		2011	2010	2009
National Electrical Benefit Fund[1]	53-0181657-001	Green	Green	No	$9,721	$8,177	$8,182	No	Varies through August 2014
NECA-IBEW Pension Trust[1]	51-6029903-001	Green	Green	No	6,707	5,928	3,362	No	Varies through June 2014
Central Pension Fund of the IUOE & Participating Employers[1]	36-6052390-001	Green	Yellow	No	4,439	10,446	13,390	No	Varies through January 2014 [2]
Joint Pension Local Union 164 IBEW	22-6031199-001	Yellow	Yellow	Yes	2,887	39	—	Yes	May 2012
IBEW Local 246 Pension Plan	34-6582842-001	Red	Red	No	1,977	61	—	No	Oct 2012
Central States, Southeast, and Southwest Areas Pension Plan	36-6044243-001	Red	Red	Yes	540	2,100	3,074	No	Varies through April 2014 [3]
Laborers National Pension Fund[1]	75-1280827-001	Green	Green	Yes	1,903	4,329	6,038	No	Jan 2014
All other plans					18,664	10,131	18,111

Total					$46,838	$41,211	$52,157

[1]	These plans are amortizing net investment losses incurred during their respective 2008 plan years over a 30 year period as permitted under section 431(b)(8)(A) of the Internal Revenue Code.

[2]

Approximately 98% of the total pension contributions from Quanta operating units made to this plan during 2011 were from an operating unit with a collective bargaining agreement that expires on June 30, 2012.

[3]

Approximately 91% of the total pension contributions from Quanta operating units made to this plan during 2011 were from operating units whose obligations to contribute to this plan were eliminated in 2011 due to an amendment to the applicable collective bargaining agreement.

Quanta’s contributions to the following plans were five percent or more of the total contributions to these plans for the periods indicated plans based on the Forms 5500 for these plans. Forms 5500 were not yet available for these plans for the year ending in 2011.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
NECA - IBEW Pension Trust	2010 and 2009
Laborers National Pension Fund	2010 and 2009

In addition to the contributions made to multi-employer defined benefit pension plans noted above, Quanta also made contributions to multi-employer defined contribution or other benefit plans on behalf of certain union employees. Contributions to union multi-employer defined contribution or other benefit plans by Quanta were approximately $47.7 million, $35.8 million and $31.8 million for the years ended December 31, 2011, 2010 and 2009.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta 401(k) Plan

Quanta has a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to non-union defined contribution plans by Quanta were approximately $10.9 million, $10.2 million and $10.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

13.    RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years. Related party lease expense for the years ended December 31, 2011, 2010 and 2009 was approximately $5.0 million, $3.2 million and $5.4 million, respectively.

14.    COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 10, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are shared equally by the joint venture members. However, each member of the joint venture is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint ventures qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

In the joint venture arrangements entered into by Quanta, each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. It is possible, however, that Quanta could be required to pay or perform obligations in excess of its share if the other joint venturer failed or refused to pay or perform its share of the obligations. Quanta is not aware of circumstances that would lead to future claims against it for material amounts that would not be indemnified.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 13. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2011 (in thousands):

Operating Leases
Year Ending December 31 —
2012	$43,922
2013	28,924
2014	18,608
2015	12,901
2016	8,969
Thereafter	18,783

Total minimum lease payments	$132,107

Rent expense related to operating leases was approximately $118.8 million, $109.4 million and $112.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2011, the maximum guaranteed residual value was approximately $126.0 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of December 31, 2011, Quanta estimates these committed capital expenditures to be approximately $14.1 million for the year ended December 31, 2012.

Litigation and Claims

Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainty of litigation.

California Fire Litigation — San Diego County. On June 18, 2010, PAR Electrical Contractors, Inc., a wholly owned subsidiary of Quanta (PAR), was named as a third party defendant in four lawsuits in California state court in San Diego County, California, all of which arise out of a wildfire in the San Diego area that started on October 21, 2007, referred to as the Witch Creek fire. The California Department of Forestry and Fire Protection issued a report concluding that the Witch Creek fire was started when the conductors of a three phase 69kV transmission line, known as TL 637, owned by San Diego Gas & Electric (SDG&E) touched each other, dropping sparks on dry grass. The Witch Creek fire, together with another wildfire referred to as the Guejito fire that allegedly merged with the Witch Creek fire, burned a reported 198,000 acres, over 1,500 homes and structures and is alleged to have caused two deaths and numerous personal injuries.

Numerous additional lawsuits were filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a direct defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant seeking contractual and equitable indemnification for losses related to the Witch Creek fire, although a claim for specific damages has not been made. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. Quanta does not believe that the work done by PAR was the cause of the contact between the conductors. However, PAR has notified its various insurers of the claims. One insurer is participating in the defense of the matter, while others have reserved their rights to contest coverage, not stated their position and/or denied coverage. One insurer filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division on April 15, 2011, seeking a declaratory judgment that coverage does not exist. On June 6, 2011 and June 16, 2011, two other insurers intervened in the Texas coverage lawsuit making similar claims. On August 5, 2011, PAR and Quanta filed a lawsuit in California state court against certain insurers seeking a determination that coverage exists under the policies. PAR also filed a motion in the Texas coverage lawsuit asking the U.S. District Court for the Southern District of Texas to defer to the California state court on the coverage claims. On December 12, 2011, the Texas court granted PAR’s motion and dismissed the Texas coverage lawsuit, abstaining in favor of the pending California coverage lawsuit. The insurers have not appealed that dismissal. PAR is vigorously defending the third party claims by SDG&E and continues to work to ensure coverage of any potential liabilities. An amount equal to the deductibles under certain of Quanta’s applicable insurance policies has been expensed in connection with these matters. Quanta also previously recorded a liability and corresponding insurance recovery receivable of $35 million associated with a policy that is not subject to any of the actions seeking to deny coverage, with the liability reserve being reduced as expenses are incurred in connection with these matters and the receivable being reduced as these expenses are reimbursed by the insurance carrier. Additional deductibles may apply depending upon the availability of coverage under other insurance policies. Given PAR’s defenses to the indemnity claims, as well as the potential for insurance coverage, Quanta cannot estimate the amount of any possible loss or the range of possible losses that may exceed Quanta’s applicable insurance coverage. However, due to the nature of these claims, an adverse result in these proceedings leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Fire Claim — Amador County.     In October 2004, a wildfire in Amador County, California, burned 16,800 acres. The United States Forest Service alleged that the fire originated as a result of the activities of a Quanta subsidiary crew performing vegetation management under a contract with Pacific Gas & Electric Co. (PG&E). In November 2007, the United States Department of Agriculture (USDA) sent a written demand to the Quanta subsidiary for payment of fire suppression costs of approximately $8.5 million. The USDA communicated verbally that it also intends to seek past and future restoration and other damages of approximately $51.3 million. No litigation has been filed. PG&E tendered defense and indemnification for the matter to Quanta in 2010. The USDA, Quanta, its subsidiary and PG&E have entered into a tolling agreement with respect to the filing of any litigation and are exchanging information on an informal basis.

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

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income Quanta receives from these investments and is likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. One customer accounted for approximately 11% of consolidated revenues during the year ended December 31, 2010 and approximately 12% of billed and accrued receivables at December 31, 2010. Business with this customer is included in the Natural Gas and Pipeline Infrastructure Services segment. No other customers represented 10% or more of revenues for the years ended December 31, 2011, 2010 and 2009 or of billed and unbilled accounts receivable as of December 31, 2011 and 2010.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2011 and 2010, the gross amount accrued for insurance claims totaled $201.2 million and $216.8 million, with $155.4 million and $164.3 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2011 and 2010 were $63.1 million and $66.3 million, of which $9.8 million and $9.4 million are included in prepaid expenses and other current assets and $53.3 million and $56.9 million are included in other assets, net.

Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or incremental levels of insurance if it believes that the cost to obtain such coverage is too high for the additional benefit obtained. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its results of operations, financial condition and cash flows.

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

As of December 31, 2011, Quanta had $191.4 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2011, the total amount of outstanding performance bonds was approximately $2.18 billion, and the estimated cost to complete these bonded projects was approximately $722.5 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta is not aware of any material obligations for performance or payment asserted against it under any of these guarantees.

Employment Agreements

Quanta has various employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of Quanta. Quanta may be obligated to pay certain amounts to employees upon the occurrence of any of the defined events in the various employment agreements.

Collective Bargaining Agreements

Several of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects.

The Pension Protection Act of 2006 also added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on a multitude of factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans, and the amount of that future work and the number of affected employees that may be needed cannot reasonably be estimated.

Quanta may be subject to additional liabilities imposed by law as a result of its participation in multi-employer defined benefit pension plans. For example, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when a withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Other than as described below, Quanta is not aware of any material amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of Quanta’s operating units from any multi-employer defined benefit pension plans.

In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States Plan. The withdrawal followed an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters that eliminated obligations to contribute to the Central States Plan, which is in critical status and is significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include the Quanta subsidiaries that withdrew from the Central States Plan. Quanta believed that withdrawing from the Central States Plan in the fourth quarter of 2011 was advantageous because it limited Quanta’s exposure to increased liabilities from a future withdrawal if the underfunded status of the Central States Plan deteriorates further. Quanta and other PLCA members will contribute to a different multi-employer pension plan on behalf of Teamsters employees, with contributions currently being made to an escrow fund until the new plan is finalized.

The Central States Plan has asserted that the PLCA members did not effect a withdrawal in 2011, although Quanta believes that a legally effective withdrawal occurred in the fourth quarter of 2011. If, however, the Central States Plan were to prevail in its assertions and a withdrawal of the Quanta subsidiaries was deemed to occur after 2011, the amount of any withdrawal liability could increase substantially, although the amount of any such increase cannot yet be determined.

The partial withdrawal liability recognized by Quanta is based on the most recent information and estimates received from the Central States Plan for a complete withdrawal by all Quanta companies participating in the Central States Plan. Quanta expects the Central States Plan to issue a formal assessment of the partial withdrawal liability, which is expected to occur no earlier than 2013, although timing of the assessment could be impacted by the dispute over the withdrawal asserted by the Central States Plan. Once an assessment is received, Quanta may seek to challenge and further negotiate the amount of the assessment. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the amount Quanta recognized in the fourth quarter of 2011.

Certain other Quanta subsidiaries also continue to participate in the Central States Plan. Quanta is evaluating the possibility of withdrawal of these subsidiaries from the plan, which will depend on various factors, including negotiation of the terms of the collective bargaining agreements under which the subsidiaries participate and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Given the unknown nature of some of these factors, the amount or timing of any liability upon withdrawal of the subsidiaries remaining in the Central States Plan is uncertain. However, Quanta currently does not expect the incremental liability upon withdrawal of the subsidiaries remaining in the Central States Plan to be material.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2011, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
Electric Power	$3,029,678	$2,048,247	$2,067,845
Natural Gas and Pipeline	1,024,833	1,403,250	784,657
Telecommunications	457,278	372,934	378,363
Fiber Optic Licensing	112,040	106,787	87,261

Consolidated	$4,623,829	$3,931,218	$3,318,126

Operating income (loss):
Electric Power	$329,567	$206,040	$226,109
Natural Gas and Pipeline	(78,543)	119,175	62,663
Telecommunications	36,774	14,864	25,346
Fiber Optic Licensing	54,199	52,698	44,143
Corporate and non-allocated costs	(124,314)	(136,594)	(116,139)

Consolidated	$217,683	$256,183	$242,122

Depreciation:
Electric Power	$50,035	$40,781	$40,284
Natural Gas and Pipeline	41,207	43,552	27,579
Telecommunications	5,948	6,631	6,520
Fiber Optic Licensing	13,829	12,749	9,419
Corporate and non-allocated costs	5,049	3,794	3,060

Consolidated	$116,068	$107,507	$86,862

Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets which are held at the operating unit level, include operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues.

Foreign Operations

During 2011, 2010, and 2009, Quanta derived $535.0 million, $256.1 million and $112.2 million, respectively, of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 97%, 87% and 84% were earned in Canada during the years ended December 31, 2011, 2010 and 2009, respectively. The increase in revenues from foreign operations from 2010 is primarily attributable to 2010 and 2011 acquisitions. In addition, Quanta held property and equipment of $114.8 million and $94.0 million in foreign countries, primarily Canada, as of December 31, 2011 and 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2011 and 2010 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2011:
Revenues	$848,959	$1,010,914	$1,250,819	$1,513,137
Gross profit	70,891	154,090	194,690	200,928
Net income (loss)	(16,305)	34,313	55,600	70,808
Net income (loss) attributable to common stock	(17,594)	31,801	51,994	66,314
Basic earnings (loss) per share attributable to common stock	$(0.08)	$0.15	$0.25	$0.32
Diluted earnings (loss) per share attributable to common stock	$(0.08)	$0.15	$0.25	$0.32
2010:
Revenues	$748,283	$870,502	$1,206,007	$1,106,426
Gross profit	129,142	156,037	189,994	159,250
Net income	24,100	33,323	63,700	34,434
Net income attributable to common stock	23,744	32,986	62,780	33,666
Basic earnings per share attributable to common stock	$0.11	$0.16	$0.30	$0.16
Diluted earnings per share attributable to common stock	$0.11	$0.16	$0.30	$0.16

The sum of the individual quarterly earnings per share amounts may not equal year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

17.	SUBSEQUENT EVENTS:

On January 9, 2012, Quanta acquired the assets, operations and business of Crux Subsurface, Inc. (Crux), which is a geotechnical exploration and construction business providing contract drilling, micropile foundation and related services. The aggregate consideration paid consisted of approximately $27.5 million in cash, 856,105 shares of Quanta common stock valued at approximately $16.7 million and the repayment of $4.2 million in debt. As this transaction was effective January 9, 2012, the results of the acquired business will be included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its electric power infrastructure service offerings. The financial results of Crux will generally be included in Quanta’s Electric Power Infrastructure Services segment. Due to the timing of the acquisition, the application of purchase price accounting has not yet been completed.

On January 4, 2012, Quanta acquired Microline Technology Corporation and its sister companies, Inline Devices, LLC and IonEarth, LLC (collectively Microline), which together are an engineering, research and development business that provides natural gas and oil downhole technical and engineering support services and develops and manufactures related inspection tools, along with replacement parts and repair services. The aggregate consideration paid for Microline consisted of approximately $6.8 million in cash, 320,619 shares of Quanta common stock valued at approximately $6.4 million and the repayment of $0.9 million in debt. As this transaction was effective January 4, 2012, the results of Microline will be included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its natural gas and pipeline infrastructure service offerings. Microline’s financial results will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment. Due to the timing of the acquisition, the application of purchase price accounting has not yet been completed.

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Evaluation of Internal Control over Financial Reporting

Management’s report on internal control over financial reporting can be found in Item 8 of this Annual Report under the heading “Report of Management” and is incorporated herein by reference. The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of internal control over financial reporting, can also be found in Item 8 of this Annual Report under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our directors and executive officers required by Item 401 of Regulation S-K is set forth under the sections entitled “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2011 (2012 Proxy Statement), which sections are incorporated herein by reference.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, which section is incorporated herein by reference.

Information regarding our adoption of a code of ethics required by Item 406 of Regulation S-K is set forth under the section entitled “Corporate Governance — Code of Ethics and Business Conduct” in our 2012 Proxy Statement, which section is incorporated herein by reference.

Information regarding any changes in our director nomination procedures required by Item 407(c)(3) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Identifying and Evaluating Nominees for Director” and “Additional Information — Stockholder Proposals and Nominations of Directors for the 2013 Annual Meeting” in our 2012 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our audit committee required by Item 407(d)(4) and (d)(5) of Regulation S-K is set forth under the section entitled “Corporate Governance — Audit Committee” in our 2012 Proxy Statement, which section is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive officer and director compensation required by Item 402 of Regulation S-K is set forth under the sections entitled “Executive Compensation and Other Matters” and “Corporate Governance — Director Compensation” in our 2012 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our compensation committee required by Item 407(e)(4) and (e)(5) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2012 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth under the section entitled “Executive Compensation and Other Matters — Equity Compensation Plan Information” in our 2012 Proxy Statement, which section is incorporated herein by reference.

Information regarding security ownership required by Item 403 of Regulation S-K is set forth under the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons, promoters and certain control persons required by Item 404 of Regulation S-K is set forth under the section entitled “Certain Transactions” in our 2012 Proxy Statement, which section is incorporated herein by reference.

Information regarding director independence required by Item 407(a) of Regulation S-K is set forth under the section entitled “Corporate Governance — Board Independence” in our 2012 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is set forth under the section entitled “Audit Fees” in our 2012 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report:

(1) Financial Statements.     Reference is made to the Index to Consolidated Financial Statements on page 72 of this Report.

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

2.2	—

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

10.1*	—

2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)

10.2*	—

2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)

10.3*	—

2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004 (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.4*	—

2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2004 (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.5*	—

First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 23, 2007 and incorporated herein by reference)

10.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.7*	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.8*	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.9*	—

InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

Exhibit No.		Description

10.10*	—

InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.11*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.12*^	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance

10.13*^	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance

10.14*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.15*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.16*	—

Second Amended and Restated Employment Agreement dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10.17*	—

Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)

10.18*	—

Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)

10.19*	—

Employment Agreement dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)

10.20*	—

Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)

10.21*	—

Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)

10.22	—

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

Exhibit No.		Description

10.23	—

Second Amended and Restated Security Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.24	—

Second Amended and Restated Pledge Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.25	—

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

10.27	—

Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.28	—

Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.29	—

Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.30^	—

Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008,, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein

10.31	—

Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

Exhibit No.		Description

10.32	—

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

10.33*	—

Director Compensation Summary effective as of the 2011 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011 (No. 001-13831) filed August 5, 2011 and incorporated herein by reference)

10.34*	—	2011 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2011 and incorporated herein by reference)

10.35*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

21.1^	—	Subsidiaries

23.1^	—	Consent of PricewaterhouseCoopers LLP

31.1^	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^		XBRL Instance Document.

101.SCH^		XBRL Taxonomy Extension Schema Document.

101.CAL^		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB^		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF^		XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contracts or compensatory plans or arrangements

^	Filed with this Annual Report on Form 10-K.

†	Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 29, 2012.

QUANTA SERVICES, INC.

By:	/s/ JAMES F. O’NEIL III
James F. O’Neil III
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James F. O’Neil III and James H. Haddox, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on February 29, 2012.

Signature	Title

/s/ JAMES F. O’NEIL III James F. O’Neil III	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES H. HADDOX James H. Haddox	Chief Financial Officer (Principal Financial Officer)

/s/ DERRICK A. JENSEN Derrick A. Jensen	Senior Vice President — Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

/s/ JOHN R. COLSON John R. Colson	Executive Chairman of the Board

/s/ JAMES R. BALL James R. Ball	Director

/s/ J. MICHAL CONAWAY J. Michal Conaway	Director

/s/ RALPH R. DISIBIO Ralph R. Disibio	Director

Signature	Title

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ BERNARD FRIED Bernard Fried	Director

/s/ LOUIS C. GOLM Louis C. Golm	Director

/s/ WORTHING F. JACKMAN Worthing F. Jackman	Director

/s/ BRUCE RANCK Bruce Ranck	Director

/s/ PAT WOOD, III Pat Wood, III	Director

EXHIBIT INDEX

Exhibit No.		Description
2.1	—

Agreement and Plan of Merger dated September 2, 2009, by and among Quanta Services, Inc., Quanta Sub, LLC, Price Gregory Services, Incorporated, and certain stockholders of Price Gregory Services, Incorporated named therein (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed September 8, 2009 and incorporated herein by reference)

2.2	—

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

10.1*	—

2001 Stock Incentive Plan as amended and restated March 13, 2003 (previously filed as Exhibit 10.43 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (No. 001-13831) filed May 15, 2003 and incorporated herein by reference)

10.2*	—

2001 Stock Incentive Plan Form of Current Employee Restricted Stock Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 4, 2005 and incorporated herein by reference)

10.3*	—

2001 Stock Incentive Plan Form of Director Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004 (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.4*	—

2001 Stock Incentive Plan Form of New Employee Restricted Stock Agreement (previously filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2004 (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.5*	—

First Amendment to Quanta Services, Inc. 2001 Stock Incentive Plan, as amended and restated March 13, 2003 (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 23, 2007 and incorporated herein by reference)

10.6*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.7*	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.8*	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

Exhibit No.		Description
10.9*	—

InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.10*	—

InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.11*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.12*^	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance

10.13*^	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance

10.14*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.15*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.16*	—

Second Amended and Restated Employment Agreement dated as of May 21, 2003, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (No. 001-13831) filed August 14, 2003 and incorporated herein by reference)

10.17*	—

Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)

10.18*	—

Employment Agreement dated as of January 1, 2010, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 4, 2010 and incorporated herein by reference)

10.19*	—

Employment Agreement dated as of June 1, 2004, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (No. 001-13831) filed August 9, 2004 and incorporated herein by reference)

10.20*	—

Amendment No. 1 to Employment Agreement dated as of March 17, 2007, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.1 to the Company’s Form 8-K (001-13831) filed March 19, 2007 and incorporated herein by reference)

10.21*	—

Amendment No. 2 to Employment Agreement dated as of November 6, 2008, by and between Quanta Services, Inc. and Kenneth W. Trawick (previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2008 (No. 001-13831) filed November 10, 2008 and incorporated herein by reference)

Exhibit No.		Description
10.22	—

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

10.23	—

Second Amended and Restated Security Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.24	—

Second Amended and Restated Pledge Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.25	—

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

10.27	—

Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.28	—

Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.29	—

Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.30^	—

Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008,, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein

Exhibit No.		Description
10.31	—

Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburg, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

10.32	—

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

10.33*	—

Director Compensation Summary effective as of the 2011 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011 (No. 001-13831) filed August 5, 2011 and incorporated herein by reference)

10.34*	—	2011 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2011 and incorporated herein by reference)

10.35*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

21.1^	—	Subsidiaries

23.1^	—	Consent of PricewaterhouseCoopers LLP

31.1^	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	—

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^		XBRL Instance Document.

101.SCH^		XBRL Taxonomy Extension Schema Document.

101.CAL^		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB^		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF^		XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contracts or compensatory plans or arrangements
^	Filed with this Annual Report on Form 10-K.
†	Furnished with this Annual Report on Form 10-K.