Form 10-Q
period 2012-03-31
QUANTA SERVICES INC
filed 2012-05-09
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the number of outstanding shares of Common Stock of the Registrant was 209,123,748. As of the same date, 3,909,110 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$177,367	$315,349
Accounts receivable, net of allowances of $4,576 and $3,763	1,114,246	1,066,273
Costs and estimated earnings in excess of billings on uncompleted contracts	308,146	206,159
Inventories	72,263	71,416
Prepaid expenses and other current assets	98,091	105,957

Total current assets	1,770,113	1,765,154
Property and equipment, net of accumulated depreciation of $545,525 and $519,808	985,672	971,696
Other assets, net	143,786	153,830
Other intangible assets, net of accumulated amortization of $174,146 and $164,401	209,140	207,224
Goodwill	1,646,623	1,601,210

Total assets	$4,755,334	$4,699,114

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$56	$56
Accounts payable and accrued expenses	580,834	618,925
Billings in excess of costs and estimated earnings on uncompleted contracts	181,766	162,095

Total current liabilities	762,656	781,076
Deferred income taxes	231,864	233,644
Insurance and other non-current liabilities	290,100	295,131

Total liabilities	1,284,620	1,309,851

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 220,009,156 and 217,479,462 shares issued, and 208,449,333 and 206,203,005 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,244,875	3,216,206
Retained earnings	407,234	361,527
Accumulated other comprehensive income	12,033	710
Treasury stock, 11,559,823 and 11,276,457 common shares, at cost	(202,538)	(196,493)

Total stockholders’ equity	3,461,606	3,381,952
Noncontrolling interests	9,108	7,311

Total equity	3,470,714	3,389,263

Total liabilities and equity	$4,755,334	$4,699,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$1,425,177	$848,959
Cost of services (including depreciation)	1,229,662	778,068

Gross profit	195,515	70,891
Selling, general and administrative expenses	106,646	91,541
Amortization of intangible assets	9,394	6,266

Operating income (loss)	79,475	(26,916)
Interest expense	(584)	(255)
Interest income	408	286
Other income (expense), net	165	(65)

Income (loss) before income taxes	79,464	(26,950)
Provision (benefit) for income taxes	29,470	(10,645)

Net income (loss)	49,994	(16,305)
Less: Net income attributable to noncontrolling interests	4,287	1,289

Net income (loss) attributable to common stock	$45,707	$(17,594)

Earnings (loss) per share attributable to common stock:
Basic earnings (loss) per share	$0.22	$(0.08)

Diluted earnings (loss) per share	$0.22	$(0.08)

Shares used in computing earnings (loss) per share:
Weighted average basic shares outstanding	211,481	214,167

Weighted average diluted shares outstanding	211,592	214,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$49,994	$(16,305)
Other comprehensive income, net of tax provision:
Foreign currency translation adjustment, net of tax of $0 and $0	11,318	11,178
Other, net of tax of $1 and $0	5	—

Other comprehensive income	11,323	11,178

Comprehensive income (loss)	61,317	(5,127)
Less: Comprehensive income attributable to noncontrolling interests	4,287	1,289

Total comprehensive income (loss) attributable to Quanta shareholders	$57,030	$(6,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$49,994	$(16,305)
Adjustments to reconcile net income to net cash used in operating activities —
Depreciation	30,607	28,196
Amortization of intangible assets	9,394	6,266
Amortization of debt issuance costs	223	118
Amortization of deferred revenues	(2,586)	(2,950)
Gain on sale of property and equipment	(21)	(8)
Foreign currency (gain) loss	(273)	255
Provision for doubtful accounts	1,736	433
Deferred income tax provision	1,621	11,483
Non-cash stock-based compensation	6,481	5,541
Tax impact of stock-based equity awards	(2,910)	(2,014)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(25,926)	(9,849)
Costs and estimated earnings in excess of billings on uncompleted contracts	(100,196)	25,409
Inventories	1,365	(1,145)
Prepaid expenses and other current assets	6,286	(36,047)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(50,061)	(17,161)
Billings in excess of costs and estimated earnings on uncompleted contracts	17,165	3,537
Other, net	(3,117)	53

Net cash used in operating activities	(60,218)	(4,188)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,199	3,193
Additions of property and equipment	(35,344)	(37,488)
Cash paid for acquisitions, net of cash acquired	(41,904)	—
Payment to acquire equity method investment	(4,906)	—

Net cash used in investing activities	(80,955)	(34,295)

Cash Flows from Financing Activities:
Proceeds from other long-term debt	—	1,794
Payments on other long-term debt	—	(1,991)
Distributions to noncontrolling interests	(2,490)	—
Tax impact of stock-based equity awards	2,910	2,014
Exercise of stock options	479	507

Net cash provided by financing activities	899	2,324

Effect of foreign exchange rate changes on cash and cash equivalents	2,292	(43)
Net decrease in cash and cash equivalents	(137,982)	(36,202)
Cash and cash equivalents, beginning of period	315,349	539,221

Cash and cash equivalents, end of period	$177,367	$503,019

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(356)	$(137)
Income taxes paid	$(47,594)	$(2,775)
Income tax refunds	$1,305	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialized contracting services, offering infrastructure solutions to the electric power, natural gas and oil pipeline and telecommunications industries throughout North America and in select international markets. Quanta reports its results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing.

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

Natural Gas and Pipeline Infrastructure Services Segment

The Natural Gas and Pipeline Infrastructure Services segment provides comprehensive network solutions to customers involved in the transportation of natural gas, oil and other pipeline products. Services performed by the Natural Gas and Pipeline Infrastructure Services segment generally include the design, installation, repair and maintenance of pipeline transmission and distribution systems, gathering systems and compressor and pump stations, as well as related trenching, directional boring and automatic welding services. In addition, this segment’s services include pipeline protection, integrity testing, rehabilitation and replacement, and fabrication of pipeline support systems and related structures and facilities. To a lesser extent, this segment designs, installs and maintains airport fueling systems as well as water and sewer infrastructure.

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

Acquisitions

During the first quarter of 2012, Quanta completed three business acquisitions, which included an electric power infrastructure services company based in Canada and an electric power infrastructure services company and a natural gas and pipeline infrastructure services company based in the United States. The results of these acquisitions have been included in the condensed consolidated financial statements as of their respective acquisition dates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, as discussed in the following summary of significant accounting policies. Investments in affiliated entities in which Quanta does not have a controlling financial interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of 20% to 50%, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

Interim Condensed Consolidated Financial Information

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income (loss) and cash flows with respect to the interim consolidated financial statements have been included. The results of operations and comprehensive income (loss) for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

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

Reclassifications

Certain reclassifications have been made in prior year’s segment disclosures to conform to classifications used in the current year.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $177.4 million and $315.3 million as of March 31, 2012 and December 31, 2011. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At March 31, 2012 and December 31, 2011, cash equivalents were $56.5 million and $165.9 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of March 31, 2012 and December 31, 2011, cash and cash equivalents held in domestic bank accounts were approximately $97.1 million and $230.9 million, and cash and cash equivalents held in foreign bank accounts were approximately $80.3 million and $84.4 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of March 31, 2012 and December 31, 2011, Quanta had total allowances for doubtful accounts of approximately $4.6 million and $3.8 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of March 31, 2012 and December 31, 2011 were approximately $150.7 million and $117.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of March 31, 2012 and December 31, 2011 were $18.4 million and $28.3 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At March 31, 2012 and December 31, 2011, the balances of unbilled receivables included in accounts receivable were approximately $162.0 million and $140.8 million.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its acquisitions. Goodwill is subject to an annual assessment for impairment, which Quanta performs at the operating unit level. Each of Quanta’s operating units is organized into one of three internal divisions, which are closely aligned with Quanta’s reportable segments, based on the predominant type of work performed by the operating unit at the point in time the divisional designation is made. Because separate measures of assets and cash flows are not produced or utilized by management to evaluate segment performance, Quanta’s impairment assessments of its goodwill do not include any consideration of assets and cash flows by reportable segment. As a result, Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

As further discussed in Note 3, Quanta adopted an update issued by the Financial Accounting Standards Board (FASB), which gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. This update also includes new qualitative indicators that replaced those previously used to determine whether an annual or interim goodwill impairment test is required to be performed. For instance, deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of its reporting units.

Quanta’s goodwill impairment assessment is performed at year-end, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. For instance, a decrease in Quanta’s market capitalization below book value, a significant change in business climate or loss of a significant customer, as well as the qualitative indicators referenced above, may trigger the need for interim impairment testing of goodwill with one or all of its reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2011, a goodwill impairment analysis was performed for each of Quanta’s reporting units, which indicated that the implied fair value of each of Quanta’s reporting units was substantially in excess of its carrying value other than those recently acquired reporting units. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2011 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2011 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

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

On June 22, 2011, Quanta acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Quanta accounts for this investment using the equity method of accounting. Quanta contributed an additional $4.9 million to HEP in March 2012 toward the acquisition of 45,435 Class D units of HEP and contributed the remaining $47.4 million in April 2012 to complete the transaction. HEP used the proceeds of Quanta’s investment, together with capital contributed by other third party investors, to purchase additional pipeline assets, also in the Eagle Ford shale region. As a result of this transaction and the other third party investments in HEP, Quanta’s total equity ownership interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2012 and December 31, 2011, Quanta had approximately $153.5 million and $77.3 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

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

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of March 31, 2012 and December 31, 2011, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $47.3 million and $47.4 million and are recognized as deferred revenue, with $38.5 million and $38.3 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at March 31, 2012 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2012	$64,697
2013	69,304
2014	50,876
2015	29,969
2016	21,738
Thereafter	124,351

Fixed non-cancelable minimum licensing revenues	$360,935

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

Quanta had $50.4 million and $47.4 million of unrecognized tax benefits at March 31, 2012 and December 31, 2011, respectively, primarily related to tax positions expected to be taken during the remainder of 2012. Quanta is currently under examination by the Internal Revenue Service for calendar year 2009. Certain subsidiaries are under examination by various state and Canadian tax authorities. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations; however, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, statements of operations and comprehensive income (loss).

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

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts a majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. Under the relevant accounting guidance, the treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income (loss) and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. If transactions are denominated in the operating units’ functional currency, the translation gains and losses are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the operating units’ functional currency, the translation gains and losses are included within the statement of operations.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Components of comprehensive income (loss) include all changes in equity during a period except those resulting from changes in Quanta’s capital related accounts. Quanta records other comprehensive income (loss), net of tax, for foreign currency translation adjustments related to its foreign operations and other revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net income (loss).

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at March 31, 2012 and December 31, 2011, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired included goodwill, backlog, customer relationships, trade names, covenants not-to-compete, patented rights and developed technology. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market-based approach to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2011, the carrying amounts of such assets, including goodwill, were compared to their fair values. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs, and Quanta uses the assistance of third party specialists to develop valuation assumptions.

Quanta also uses fair value measurements in connection with the valuation of its investments in private company equity interests and financing instruments. These valuations require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Typically, the initial costs of these investments are considered to represent fair market value, as such amounts are negotiated between willing market participants. On a quarterly basis, Quanta performs an evaluation of its investments to determine if an other-than-temporary decline in the value of each investment has occurred and whether the recorded amount of each investment will be realizable. If an other-than-temporary decline in the value of an investment occurs, a fair value analysis would be performed to determine the degree to which the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment was impaired and a corresponding charge to earnings would be recorded during the period. These types of fair market value assessments are similar to other nonrecurring fair value measures used by Quanta, which include the use of significant judgment and available relevant market data. Such market data may include observations of the valuation of comparable companies, risk adjusted discount rates and an evaluation of the expected performance of the underlying portfolio asset, including historical and projected levels of profitability or cash flows. In addition, a variety of additional factors will be reviewed by management, including, but not limited to, contemporaneous financing and sales transactions with third parties, changes in market outlook and the third-party financing environment.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

On January 1, 2012, Quanta adopted an update issued by the FASB that amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of the update did not have a material impact on Quanta’s financial position, results of operations or cash flows.

Also on January 1, 2012, Quanta adopted an update issued by the FASB that eliminates the option to present the components of other comprehensive income only as part of the statement of equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. Quanta now presents condensed consolidated statements of comprehensive income (loss) as a result of adopting the update.

On January 1, 2012, Quanta also adopted an update issued by the FASB that gives entities the option to first assess qualitative factors to determine whether it is necessary to perform a two-step goodwill impairment test. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The update also includes new qualitative indicators that replace those previously used to determine whether an annual or interim goodwill impairment test is required to be performed. The adoption of the update is not expected to have a material impact on Quanta’s financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

None.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACQUISITIONS:

On March 1, 2012, Quanta acquired Phasor Engineering, Inc. (Phasor), which provides engineering, procurement, construction, testing and maintenance services in Western Canada. The aggregate consideration paid consisted of $2.9 million in cash and 87,963 shares of Quanta common stock valued at approximately $1.7 million. As this transaction was effective March 1, 2012, the results of the acquired business have been included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its engineering service offerings. The financial results of Phasor will generally be included in Quanta’s Electric Power Infrastructure Services segment.

On January 9, 2012, Quanta acquired the assets, operations and business of Crux Subsurface, Inc. (Crux), which is a geotechnical exploration and construction business providing contract drilling, micropile foundation and related services. The aggregate consideration paid consisted of approximately $27.5 million in cash, 856,105 shares of Quanta common stock valued at approximately $16.7 million and the repayment of approximately $4.2 million in debt. As this transaction was effective January 9, 2012, the results of the acquired business have been included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its electric power infrastructure service offerings. The financial results of Crux will generally be included in Quanta’s Electric Power Infrastructure Services segment.

On January 4, 2012, Quanta acquired Microline Technology Corporation and its affiliates, Inline Devices, LLC and IonEarth, LLC (collectively Microline), an engineering, research and development business that provides natural gas and oil downhole technical and engineering support services and develops and manufactures related inspection tools, along with replacement parts and repair services. The aggregate consideration paid for Microline consisted of approximately $6.8 million in cash, 320,619 shares of Quanta common stock valued at approximately $6.4 million and the repayment of approximately $0.9 million in debt. As this transaction was effective January 4, 2012, the results of Microline have been included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its natural gas and pipeline infrastructure service offerings. Microline’s financial results will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

In the third and fourth quarters of 2011, Quanta acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration paid for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of Quanta common stock valued at approximately $32.4 million and the repayment of approximately $3.4 million in debt. These acquisitions allow Quanta to further expand its capabilities and scope of services internationally and in the United States. The financial results of four of these businesses will generally be included in Quanta’s Electric Power Infrastructure Services segment, while the results of one of the businesses will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consideration paid for the 2012 and 2011 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires the significant use of estimates and is based on the information that was available to management at the time these condensed consolidated financial statements were prepared (in thousands).

	2012	2011
	Acquisitions	Acquisitions
Consideration:
Value of Quanta common stock issued	$24,783	$32,368
Cash paid	42,303	84,208

Fair value of total consideration transferred	$67,086	$116,576

Current assets	$12,806	$30,198
Property and equipment	8,096	19,878
Other assets	—	379
Identifiable intangible assets	10,041	40,229
Current liabilities	(5,816)	(10,226)
Deferred tax liabilities, net	(146)	(7,190)
Other long-term liabilities	(191)	(450)

Total identifiable net assets	24,790	72,818
Goodwill	42,296	43,758

	$67,086	$116,576

The fair value of current assets acquired in 2012 includes accounts receivable with a fair value of $8.4 million. The fair value of current assets acquired in 2011 included accounts receivable with a fair value of $16.1 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2012 and 2011 acquisitions strategically expand Quanta’s Canadian service offering, add an Australian service offering and enhance its domestic electric power and natural gas and pipeline services offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2012 acquisitions, goodwill of $35.0 million was recorded for reporting units included within Quanta’s electric power division and $7.3 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at March 31, 2012. In connection with the 2011 acquisitions, goodwill of $34.9 million was recorded for reporting units included within Quanta’s electric power division and $8.9 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at December 31, 2011. Goodwill of approximately $38.8 million and $13.1 million is expected to be deductible for income tax purposes related to the businesses acquired in 2012 and 2011.

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

	Three Months Ended March 31,
	2012	2011
Revenues	$1,425,899	$889,072
Gross profit	$195,799	$83,229
Selling, general and administrative expenses	$106,714	$96,647
Amortization of intangible assets	$9,398	$8,907
Net income (loss) attributable to common stock	$45,837	$(14,346)
Earnings (loss) per share attributable to common stock:
Basic	$0.22	$(0.07)
Diluted	$0.22	$(0.07)

The pro forma combined results of operations for the three months ended March 31, 2012 and 2011 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2012 acquisitions as if they occurred January 1, 2011. The pro forma combined results of operations for the three months ended March 31, 2011 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2011 acquisitions as if they occurred January 1, 2010. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 and 2011 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2012 and 2011 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $13.9 million and income before income taxes of approximately $3.1 million are included in Quanta’s condensed consolidated results of operations for the three months ended March 31, 2012 related to the three 2012 acquisitions following their respective dates of acquisition.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Telecommunications Division	Total
Balance at December 31, 2011:
Goodwill	$988,702	$113,598	$562,174	$1,664,474
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	988,702	113,598	498,910	1,601,210
Goodwill acquired during 2012	34,968	7,328	—	42,296
Foreign currency translation related to goodwill	2,939	178	—	3,117

Balance at March 31, 2012
Goodwill	1,026,609	121,104	562,174	1,709,887
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	$1,026,609	$121,104	$498,910	$1,646,623

As described in Note 2, Quanta’s operating units are organized into one of Quanta’s three internal divisions and accordingly, Quanta’s goodwill associated with each of its operating units has been aggregated on a divisional basis and reported in the table above. These divisions are closely aligned with Quanta’s reportable segments based on the predominant type of work performed by the operating units within the divisions. From time to time, operating units may be reorganized among Quanta’s internal divisions, as Quanta periodically re-evaluates strategies to better align its operations as business environments evolve.

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2011		Three Months Ended March 31, 2012			As of March 31, 2012
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$171,893	$(38,158)	$(2,888)	$2,851	$617	$134,315	11.8
Backlog	121,779	(101,153)	(3,876)	1,866	421	19,037	1.6
Trade names	29,661	(1,948)	(256)	958	127	28,542	27.9
Non-compete agreements	27,414	(17,604)	(1,891)	1,346	104	9,369	3.4
Patented rights and developed technology	16,378	(5,538)	(483)	3,020	—	13,377	7.3

Total intangible assets subject to amortization	367,125	(164,401)	(9,394)	10,041	1,269	204,640	12.4
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$371,625	$(164,401)	$(9,394)	$10,041	$1,269	$209,140	N/A

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for intangible assets was $9.4 million and $6.3 million for the three months ended March 31, 2012 and 2011. The estimated future aggregate amortization expense of intangible assets as of March 31, 2012 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
Remainder of 2012	$25,895
2013	20,384
2014	18,324
2015	15,978
2016	15,105
Thereafter	108,954

Total	$204,640

6.	PER SHARE INFORMATION:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are illustrated below (in thousands):

	Three Months Ended March 31,
	2012	2011
NET INCOME (LOSS):
Net income (loss) attributable to common stock	$45,707	$(17,594)

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings (loss) per share	211,481	214,167
Effect of dilutive stock options	111	—

Weighted average shares outstanding for diluted earnings (loss) per share	211,592	214,167

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income (loss) attributable to common stock. For the three months ended March 31, 2012, 0.1 million stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2012 and 2011. Potentially dilutive shares of common stock have been excluded from the diluted loss per share computation in the quarter ended March 31, 2011 because their inclusion would be antidilutive.

7.	DEBT OBLIGATIONS:

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

As of March 31, 2012, Quanta had approximately $182.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $517.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on Quanta’s Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on Quanta’s Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on Quanta’s Consolidated Leverage Ratio. Quanta is also subject to a commitment fee of 0.20% to 0.45%, based on Quanta’s Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of Quanta’s total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all unrestricted cash and Cash Equivalents (as defined in the credit agreement) held by Quanta in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of March 31, 2012, Quanta was in compliance with all of the covenants in the credit agreement.

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

8.	EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with the acquisition of Valard on October 25, 2010, certain former owners of Valard received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights.

Treasury Stock

During the second quarter of 2011, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $150.0 million of its outstanding common stock. The stock repurchase program was funded with cash on hand. The program was completed in August 2011 and resulted in repurchases of 8.1 million shares of Quanta’s common stock at an aggregate cost of $149.5 million. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

Under the stock incentive plans described in Note 9, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 283,366 and 271,482 shares of Quanta common stock during the three months ended March 31, 2012 and 2011, with a total market value in each period of $6.0 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $4.3 million and $1.3 million for the three months ended March 31, 2012 and 2011. Equity in the consolidated assets and liabilities of these joint ventures that is

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $9.1 million and $7.3 million at March 31, 2012 and December 31, 2011. The carrying value of investments held by the noncontrolling interests in these variable interest entities at March 31, 2012 and December 31, 2011 was $9.1 million and $7.3 million. During the quarter ended March 31, 2012, distributions to noncontrolling interests were $2.5 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the three months ended March 31, 2012 or 2011. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

9.	EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options (ISOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

Additionally, pursuant to the Quanta Services, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which was adopted on May 24, 2007, Quanta may award restricted stock, incentive stock options and non-qualified stock options to eligible employees, directors, and certain consultants and advisors. An aggregate of 4,000,000 shares of common stock may be issued pursuant to awards granted under the 2007 Plan. Quanta also has a Restricted Stock Unit Plan (the RSU Plan), pursuant to which RSUs may be awarded to certain employees and consultants of Quanta’s Canadian operations.

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

Restricted Stock

Restricted shares of Quanta’s common stock have been issued under the Plans, with the grant date fair value for awards of restricted stock based on the market value of Quanta common stock on the date of grant. The shares of restricted stock issued are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders are entitled to vote and receive dividends on such shares.

During the three months ended March 31, 2012 and 2011, Quanta granted 1.2 million and 0.8 million shares of restricted stock under the Plans with a weighted average grant date fair value of $21.65 and $22.34. During the three months ended March 31, 2012 and 2011, 0.9 million and 0.8 million shares vested, with an approximate fair value at the time of vesting of $18.5 million and $19.0 million.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2012, there was approximately $38.2 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.30 years.

Restricted Stock Units

RSUs granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta by providing the participants with rights to receive a cash bonus that is determined by reference to Quanta’s common stock price. The number of RSUs awarded to grantees is determined based on the dollar amount of the grant and the closing price on the date of grant of a share of Quanta common stock. The RSUs vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs, the holders receive a cash bonus equal to the number of RSUs vested multiplied by Quanta’s common stock price on the vesting date. In the future, Quanta may also issue RSUs that provide for the issuance of Quanta common stock upon vesting.

Compensation expense related to RSUs was $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.3 million and $0.1 million to settle liabilities related to RSUs in the three months ended March 31, 2012 and 2011. Liabilities recorded under the RSUs were $0.6 million and $0.5 million at March 31, 2012 and December 31, 2011.

10.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 8, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are shared equally by the joint venture members. However, each member of the joint venture is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture, including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2012 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2012	$39,277
2013	32,250
2014	20,670
2015	14,692
2016	10,224
Thereafter	19,001

Total minimum lease payments	$136,114

Rent expense related to operating leases was approximately $23.9 million and $26.1 million for the three months ended March 31, 2012 and 2011.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2012, the maximum guaranteed residual value was approximately $149.8 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of March 31, 2012, Quanta estimates these committed capital expenditures to be approximately $20.5 million for the period April 1, 2012 through December 31, 2012, $4.5 million in 2013 and $1.4 million in 2014. Also during the period ended March 31, 2012, Quanta committed capital for the expansion of its vehicle fleet in order to facilitate advance ordering requirements as a result of manufacturer lead times on certain types of vehicles. As of March 31, 2012, production orders for approximately $39.7 million had been issued with delivery dates expected to occur throughout the remainder of 2012. Although Quanta has committed to the purchase of these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, which releases Quanta from its capital commitment.

Litigation and Claims

Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainty of litigation.

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

Numerous lawsuits have been filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a direct defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant, seeking contractual and equitable indemnification for losses related to the Witch Creek fire. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. Quanta does not believe that the work done by PAR was the cause of the contact between the conductors. However, PAR has notified its various insurers of the claims. While one insurer is participating in the defense of the matter, others are contesting coverage. On August 5, 2011, PAR and Quanta filed a lawsuit in California state court against certain insurers seeking a determination that coverage exists under the policies. PAR is vigorously defending the third party claims by SDG&E and is vigorously pursuing its actions against the insurers for coverage of any potential liabilities. Quanta is also regularly communicating with SDG&E, as well as the insurers, to attempt to reach an acceptable resolution of these matters.

An amount equal to the deductibles under certain of Quanta’s applicable insurance policies has been expensed in connection with these matters. Quanta also previously recorded a liability and corresponding insurance recovery receivable of $35 million associated with the policy that is not subject to the dispute over coverage, with the liability reserve being reduced as expenses are incurred in connection with these matters and the receivable being reduced as these expenses are reimbursed by the insurance carrier. Additional deductibles may apply depending upon the availability of coverage under other insurance policies. Given PAR’s defenses to the indemnity claims, as well as the potential for insurance coverage, the lack of substantiation for the amount of SDG&E’s claims for damages and the early stage of the proceeding, Quanta cannot estimate the amount of any possible loss or the range of possible losses that may exceed Quanta’s applicable insurance coverage. However, due to the nature of these claims, an adverse result in these proceedings leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Fire Claim — Amador County. In October 2004, a wildfire in Amador County, California, burned 16,800 acres. The United States Forest Service alleged that the fire originated as a result of the activities of a Quanta subsidiary crew performing vegetation management under a contract with Pacific Gas & Electric Co. (PG&E). In November 2007, the United States Department of Agriculture (USDA) sent a written demand to the Quanta subsidiary for payment of fire suppression costs of approximately $8.5 million. The USDA informally communicated that it also intends to seek past and future restoration and other damages of approximately $51.3 million, as well as other unspecified damages, such as loss of scenic and environmental value, habitat and wildlife, as well as recovery of costs and expenses. The USDA has not, however, made a formal written demand for these damages, and no litigation has been filed in this matter. Accordingly, the amount of damages or penalties ultimately sought by the USDA could be substantially more or less than the total amount of $59.8 million. PG&E tendered defense and indemnification for the matter to Quanta in 2010. The USDA, Quanta, its subsidiary and PG&E have entered into a tolling agreement with respect to the filing of any litigation and are exchanging information on an informal basis.

Quanta and its subsidiary intend to vigorously defend against any liability and damage allegations. Quanta has notified its insurers, and two insurers are participating under a reservation of rights. Other insurers in that policy year have not stated a position regarding coverage. Quanta has recorded a liability and corresponding insurance recovery receivable of approximately $8.5 million associated with this matter based on the written demand received from the USDA. Given Quanta’s intent to vigorously defend against the allegations and the potential for insurance coverage, Quanta cannot estimate the amount of any loss or the range of any possible losses that might exceed its insurance coverage. However, due to the nature of these claims, an adverse result leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income Quanta receives from these investments and are likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings in excess of billings on uncompleted contracts for services Quanta has performed. As of March 31, 2012, one customer accounted for approximately $144.9 million, or 11.5%, of consolidated billed and accrued accounts receivable. Services provided to this customer relate primarily to Quanta’s Electric Power Infrastructure Services segment. No customers represented 10% or more of billed and unbilled accounts receivable as of December 31, 2011, and no customers represented 10% or more of revenues for the three months ended March 31, 2012 or 2011.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2012 and December 31, 2011, the gross amount accrued for insurance claims totaled $194.9 million and $201.2 million, with $147.1 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2012 and December 31, 2011 were $60.7 million and $63.1 million, of which $12.7 million and $9.8 million are included in prepaid expenses and other current assets and $48.0 million and $53.3 million are included in other assets, net.

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

Letters of Credit

Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on its behalf, such as to beneficiaries under its self-funded insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment to its subcontractors and vendors and to guarantee performance under its contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to Quanta’s credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also record a charge to earnings for the reimbursement. Quanta does not believe that it is likely that any material claims will be made under any letters of credit in the foreseeable future.

As of March 31, 2012, Quanta had $182.4 million in letters of credit outstanding under its credit facility, primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012 and 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2012, the total amount of outstanding performance bonds was approximately $2.07 billion, and the estimated cost to complete these bonded projects was approximately $681.8 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta is not aware of any material obligations for performance or payment asserted against it under any of these guarantees.

Employment Agreements

Quanta has various employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of Quanta. Quanta may be obligated to pay certain amounts to the employees upon the occurrence of any of the defined events in the various employment agreements.

Collective Bargaining Agreements

Several of Quanta’s operating units are parties to collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects.

The Pension Protection Act of 2006 also added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on a multitude of factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be reasonably estimated due to the uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

Quanta may be subject to additional liabilities imposed by law as a result of its participation in multi-employer defined benefit pension plans. For example, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when the withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Other than as described below, Quanta is not aware of any material amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of Quanta’s operating units from any multi-employer defined benefit pension plans.

In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The withdrawal followed an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters that eliminated obligations to contribute to the Central States Plan, which is in critical status and is significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include the Quanta subsidiaries that withdrew from the Central States Plan. Quanta believed that withdrawing from the Central States Plan in the fourth quarter of 2011 was advantageous because it limited Quanta’s exposure to increased liabilities from a future withdrawal if the underfunded status of the Central States Plan deteriorates further. Quanta and other PLCA members will contribute to a different multi-employer pension plan on behalf of Teamsters employees, with contributions currently being made to an escrow fund until the new plan is finalized.

The Central States Plan has asserted that the PLCA members did not effect a withdrawal in 2011, although Quanta believes that a legally effective withdrawal occurred in the fourth quarter of 2011. If, however, the Central States Plan were to prevail in its assertions and a withdrawal of the Quanta subsidiaries was deemed to occur after 2011, the amount of any withdrawal liability could increase as a result of an overall increase in the unfunded vested benefits of the Central States Plan, which Quanta believes could occur based on the trend established in the plan’s recent historical experience reflecting a consistent pattern of increases in unfunded vested benefits. This belief is attributable to the plan’s investment performance, the withdrawal by or insolvency of other participating employers and other factors that are publicly available regarding the funded status of the Central States Plan. If a withdrawal from the plan is deemed to occur in the 2012 plan year, Quanta cannot estimate the amount of any increase in Quanta’s partial withdrawal liability, which could be significant, because the Central States Plan has not yet released official information reflecting the plan’s unfunded vested benefits as of December 31, 2011, nor has the plan provided to Quanta an estimate or assessment of its potential partial withdrawal liability based on a 2012 withdrawal.

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta also has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2012, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

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

In addition, Quanta’s integrated operations and common administrative support at each of its operating units requires certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses, including depreciation, and general and administrative costs, to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Electric Power	$933,321	$566,461
Natural Gas and Pipeline	358,860	176,823
Telecommunications	105,953	79,393
Fiber Optic Licensing	27,043	26,282

Consolidated	$1,425,177	$848,959

Operating income (loss):
Electric Power	$109,324	$29,315
Natural Gas and Pipeline	(10,959)	(37,015)
Telecommunications	8,420	(3,622)
Fiber Optic Licensing	13,609	12,035
Corporate and non-allocated costs	(40,919)	(27,629)

Consolidated	$79,475	$(26,916)

Depreciation:
Electric Power	$13,450	$12,434
Natural Gas and Pipeline	10,392	9,875
Telecommunications	1,721	1,398
Fiber Optic Licensing	3,417	3,418
Corporate and non-allocated costs	1,627	1,071

Consolidated	$30,607	$28,196

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

Foreign Operations

During the three months ended March 31, 2012 and 2011, Quanta derived $249.8 million and $109.3 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 96% was earned in Canada during each of the three months ended March 31, 2012 and 2011. In addition, Quanta held property and equipment of $115.7 million and $114.8 million in foreign countries, primarily Canada, as of March 31, 2012 and December 31, 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SUBSEQUENT EVENT:

On April 12, 2012, Quanta acquired Service Electric Company (Service Electric), a full service electrical contractor focused on the Southeastern United States. The aggregate consideration paid consisted of approximately $20.3 million in cash, 662,426 shares of Quanta common stock valued at approximately $12.5 million and the repayment of approximately $5.9 million in debt. As this transaction was effective April 12, 2012, the results of Service Electric will be included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its electric power infrastructure service offerings. Service Electric’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (SEC) on February 29, 2012 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

Introduction

We are a leading provider of specialized contracting services, offering infrastructure solutions primarily to the electric power, natural gas and oil pipeline and telecommunications industries throughout North America and in select international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities, pipeline transmission and distribution systems and facilities, and wireline and wireless telecommunications networks used for video, data and voice transmission. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the three months ended March 31, 2012 were approximately $1.43 billion, of which 65.5% was attributable to the Electric Power Infrastructure Services segment, 25.2% to the Natural Gas and Pipeline Infrastructure Services segment, 7.4% to the Telecommunications Infrastructure Services segment and 1.9% to the Fiber Optic Licensing segment.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of infrastructure services under a single customer contract or provide services across industries, for example, joint trenching projects to install distribution lines for electric power, natural gas and telecommunication customers. Our integrated operations and common administrative support at each of our operating units requires certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation and general and administrative costs, to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible costs are not allocated.

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

Recent Investments and Acquisitions

On March 1, 2012, we acquired Phasor Engineering, Inc. (Phasor), which provides engineering procurement, construction, testing and maintenance services in Western Canada. The aggregate consideration paid consisted of $2.9 million in cash and 87,963 shares of our common stock valued at approximately $1.7 million. As this transaction was effective March 1, 2012, the results of the acquired business have been included in our consolidated financial statements beginning on such date. This acquisition enables us to further enhance our engineering service offerings. The financial results of Phasor will generally be included in our Electric Power Infrastructure Services segment.

On January 9, 2012, we acquired the assets, operations and business of Crux Subsurface, Inc. (Crux), which is a geotechnical exploration and construction business providing contract drilling, micropile foundation and related services. The aggregate consideration paid consisted of approximately $27.5 million in cash, 856,105 shares of our common stock valued at approximately $16.7 million and the repayment of approximately $4.2 million in debt. As this transaction was effective January 9, 2012, the results of the acquired business have been included in our consolidated financial statements beginning on such date. This acquisition enables us to further enhance our electric power infrastructure service offerings. The financial results of Crux will generally be included in our Electric Power Infrastructure Services segment.

On January 4, 2012, we acquired Microline Technology Corporation and its affiliates, Inline Devices, LLC and IonEarth, LLC (collectively Microline), an engineering, research and development business that provides natural gas and oil downhole technical and engineering support services and develops and manufactures related inspection tools, along with replacement parts and repair services. The aggregate consideration paid for Microline consisted of approximately $6.8 million in cash, 320,619 shares of our common stock valued at approximately $6.4 million and the repayment of approximately $0.9 million in debt. As this transaction was effective January 4, 2012, the results of Microline have been included in our consolidated financial statements beginning on such date. This acquisition enables us to further enhance our natural gas and pipeline infrastructure service offerings. Microline’s financial results will generally be included in our Natural Gas and Pipeline Infrastructure Services segment.

In the third and fourth quarters of 2011, we acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration paid for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of our common stock valued at approximately $32.4 million and the repayment of approximately $3.4 million in debt. These acquisitions allow us to further expand our capabilities and scope of services internationally and in the United States. The financial results of four of these businesses will generally be included in our Electric Power Infrastructure Services segment, while the results of one of the businesses will generally be included in our Natural Gas and Pipeline Infrastructure Services segment.

On June 22, 2011, we acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We account for this investment using the equity method of accounting. In 2012, we made an additional equity investment in HEP as described in “Liquidity and Capital Resources.”

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog includes estimates of revenues to be realized under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of March 31, 2012 and December 31, 2011, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of March 31, 2012		Backlog as of December 31, 2011
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,738,879	$4,967,315	$2,365,531	$4,959,964
Natural Gas and Pipeline Infrastructure Services	863,484	1,413,919	768,152	1,347,173
Telecommunications Infrastructure Services	349,574	545,613	336,030	529,589
Fiber Optic Licensing	104,766	441,243	102,773	402,007

Total	$4,056,703	$7,368,090	$3,572,486	$7,238,733

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

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays on projects. In addition, many of our customers are developing their capital budgets for the coming year during the first quarter and do not tend to begin infrastructure projects in a meaningful way until their capital budgets are approved. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and weather is more accommodating to work on projects. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter.

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

We and our customers continue to operate in a challenging business environment, with increasing regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced or delayed spending over the past three years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. Please read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Seasonal and geographical. As discussed previously, seasonal patterns can have a significant impact on margins. Generally, business is slower in the winter months versus the warmer months of the year, resulting in lower productivity and consequently reducing our ability to cover fixed costs. This can be offset somewhat by increased demand for electrical service and repair work resulting from severe weather. Additionally, project schedules, including when projects begin and when they are completed, may impact margins. The mix of business conducted in different parts of the country will also affect margins, as some parts of the country offer the opportunity for higher margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting or in a mountainous area or in open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

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

Service and maintenance versus installation. Installation work is often performed on a fixed price basis, while maintenance work is often performed under pre-established or negotiated prices or cost-plus pricing arrangements. Margins for installation work may vary from project to project, and may be higher than maintenance work, as work obtained on a fixed price basis has higher risk than other types of pricing arrangements. We typically derive approximately 30% of our annual revenues from maintenance work, but a higher portion of installation work in any given period may affect our margins for that period.

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

Performance risk. Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be affected both positively and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, the impacts of inclement weather or the effects of environmental restrictions or regulatory delays. These types of factors are not practicable to quantify through accounting data, but each of these items may individually or in the aggregate have a direct impact on the gross margin of a specific project.

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

Results of Operations

As previously discussed, we completed the acquisition of three businesses in the first quarter of 2012 and five businesses during the third and fourth quarters of 2011. The results of these acquisitions have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended March 31,
	2012		2011
Revenues	$1,425,177	100.0%	$848,959	100.0%
Cost of services (including depreciation)	1,229,662	86.3	778,068	91.6

Gross profit	195,515	13.7	70,891	8.4
Selling, general and administrative expenses	106,646	7.5	91,541	10.8
Amortization of intangible assets	9,394	0.6	6,266	0.8

Operating income (loss)	79,475	5.6	(26,916)	(3.2)
Interest expense	(584)	—	(255)	—
Interest income	408	—	286	—
Other income (expense), net	165	—	(65)	—

Income (loss) before income taxes	79,464	5.6	(26,950)	(3.2)
Provision (benefit) for income taxes	29,470	2.1	(10,645)	(1.3)

Net income (loss)	49,994	3.5	(16,305)	(1.9)
Less: Net income attributable to noncontrolling interests	4,287	0.3	1,289	0.2

Net income (loss) attributable to common stock	$45,707	3.2%	$(17,594)	(2.1)%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues. Revenues increased $576.2 million, or 67.9%, to $1.43 billion for the three months ended March 31, 2012, primarily as a result of overall increases in capital spending by our customers. Electric power infrastructure services revenues increased $366.9 million, or 64.8%, to $933.3 million and natural gas and pipeline infrastructure services revenues increased $182.0 million, or 102.9%, to $358.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, both primarily as a result of increases in the number and size of transmission projects that were ongoing during the current period as compared to the three months ended March 31, 2011. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $26.6 million, or 33.5%, to $106.0 million, primarily as a result of increased customer spending associated with stimulus funded fiber optic construction projects. Revenues for the three months ended March 31, 2012 were also favorably impacted by the contribution of approximately $50.4 million in revenues from companies acquired since March 31, 2011.

Gross profit. Gross profit increased $124.6 million, or 175.8%, to $195.5 million for the three months ended March 31, 2012. As a percentage of revenues, gross margin increased to 13.7% for the three months ended March 31, 2012 from 8.4% for the three months ended March 31, 2011. These increases are primarily due to the impact of higher overall revenues earned across all segments during the current period as well as overall performance improvements across all segments from the three months ended March 31, 2011. Contributing to these improvements were increased contributions during the three months ended March 31, 2012 from higher margin electric transmission projects as compared to electric transmission projects during the three months ended March 31, 2011, as well as the impact of higher losses that occurred on certain natural gas transmission pipeline projects during the three months ended March 31, 2011, which were significantly impacted by adverse winter weather conditions, project delays and regulatory restrictions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $15.1 million, or 16.5%, to $106.6 million for the three months ended March 31, 2012. The increase was primarily attributable to $4.1 million in higher salary and incentive compensation costs associated with current levels of operating activity, $3.7 million in additional administrative expenses associated with businesses acquired since March 31, 2011, an increase of $3.1 million in professional fees associated with ongoing technology development costs and various business development initiatives and an increase of $1.3 million in bad debt expense. Selling, general and administrative expenses as a percentage of revenues decreased from 10.8% for the three months ended March 31, 2011 to 7.5% for the three months ended March 31, 2012 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets. Amortization of intangible assets increased $3.1 million to $9.4 million for the three months ended March 31, 2012. This increase is primarily due to increased amortization of intangibles associated with businesses acquired during 2011 and 2012, partially offset by reduced amortization expense from previously acquired intangible assets that became fully amortized.

Interest expense. Interest expense increased $0.3 million as compared to the three months ended March 31, 2011, primarily due to increased commitment fees on unused availability under the credit agreement that we entered into during the third quarter of 2011. The increased commitment fees are due to higher rates and increased unused availability under our current credit facility.

Interest income. Interest income increased $0.1 million to $0.4 million for the three months ended March 31, 2012. The increase is primarily due to higher interest rates earned for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was partially offset by lower average cash balances during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Provision for income taxes. The provision for income taxes was $29.5 million for the three months ended March 31, 2012, with an effective tax rate of 37.1%. The benefit from income taxes was $10.6 million for the three months ended March 31, 2011, with an effective tax rate of 39.5%. The lower annual estimated effective tax rate for the three months ended March 31, 2012 was primarily due to higher projected earnings for 2012 as compared to 2011 as well as differences in the mix of our domestic and international pre-tax earnings and losses.

Segment Results

The following table sets forth revenues and operating income (loss) by segment for the periods indicated. Certain reclassifications have been made to the 2011 operating income (loss) to conform with the 2012 presentation (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
Revenues:
Electric Power	$933,321	65.5%	$566,461	66.7%
Natural Gas and Pipeline	358,860	25.2	176,823	20.8
Telecommunications	105,953	7.4	79,393	9.4
Fiber Optic Licensing	27,043	1.9	26,282	3.1

Consolidated revenues	$1,425,177	100.0%	$848,959	100.0%

Operating income (loss):
Electric Power	$109,324	11.7%	$29,315	5.2%
Natural Gas and Pipeline	(10,959)	(3.1)	(37,015)	(20.9)
Telecommunications	8,420	7.9	(3,622)	(4.6)
Fiber Optic Licensing	13,609	50.3	12,035	45.8
Corporate and non-allocated costs	(40,919)	N/A	(27,629)	N/A

Consolidated operating income (loss)	$79,475	5.6%	$(26,916)	(3.2)%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $366.9 million, or 64.8%, to $933.3 million for the three months ended March 31, 2012. Revenues were positively impacted by increased revenues from electric power transmission projects primarily due to an increase in the number and size of the transmission projects ongoing as a result of increased capital spending by our customers. Revenues for the three months ended March 31, 2012 were also favorably impacted by the contribution of approximately $39.8 million in revenues from companies acquired since March 31, 2011. Revenues from emergency restoration services increased $15.5 million to $32.0 million for services performed primarily in response to winter storms that occurred in the northwest region of the United States during the first quarter of 2012.

Operating income increased $80.0 million, or 272.9%, to $109.3 million for the three months ended March 31, 2012. Operating income as a percentage of revenues increased to 11.7% for the quarter ended March 31, 2012 from 5.2% for the quarter ended March 31, 2011. These increases were primarily due to higher margins earned on certain major transmission projects that were ongoing during the first quarter of 2012 as well as increases in higher margin emergency restoration services during the first quarter of 2012, as compared to margins earned on projects during the first quarter of 2011. In addition, the overall increase in segment revenues described above improved this segment’s ability to cover fixed and overhead costs.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $182.0 million, or 102.9%, to $358.9 million for the three months ended March 31, 2012. The increase in revenues was primarily due to an increase in the number and size of natural gas transmission pipeline projects as a result of increased capital spending by our customers. Revenues from distribution services also increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily as a result of the incremental contribution of revenues from certain new master service agreements for natural gas distribution services, as well as increased spending by our customers in certain areas of the United States. Revenues were also favorably impacted by the contribution of approximately $10.6 million in revenues from companies acquired since March 31, 2011.

Operating loss decreased $26.0 million to $11.0 million for the quarter ended March 31, 2012, as compared to an operating loss of $37.0 million for the quarter ended March 31, 2011. Operating loss as a percentage of revenues decreased to a negative 3.1% for the quarter ended March 31, 2012 from a negative 20.9% for the quarter ended March 31, 2011. The operating loss for the quarter ended March 31, 2012 was primarily due to increased project costs resulting from performance issues caused by wet weather conditions on certain gas transmission projects. These performance issues had a lesser impact than the performance issues that impacted the three months ended March 31, 2011, which included increased project costs on certain gas transmission projects as a result of modifications in project schedules due to regulatory hurdles and unusual winter weather conditions on projects in the United States and Canada during the first quarter of 2011.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $26.6 million, or 33.5%, to $106.0 million for the three months ended March 31, 2012. This increase in revenues is primarily due to an increase in the volume of work associated with stimulus-funded fiber optic network projects and higher revenues from fiber to the cell site initiatives resulting from increased capital spending by our customers.

Operating income increased $12.0 million to $8.4 million for the three months ended March 31, 2012. Operating income as a percentage of revenues increased to 7.9% for the three months ended March 31, 2012 from a negative 4.6% for the three months ended March 31, 2011. These increases were primarily due to increases in revenues associated with stimulus-funded fiber optic network projects and fiber to the cell site initiatives that improved this segment’s ability to cover fixed and overhead costs. Also contributing to these increases was the negative impact on operating margins during the first quarter of 2011 from adverse weather conditions that caused productivity slowdowns and increased costs during the period.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $0.8 million, or 2.9%, to $27.0 million for the three months ended March 31, 2012. This increase in revenues was primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $1.6 million, or 13.1%, to $13.6 million for the three months ended March 31, 2012. Operating income as a percentage of revenues for the quarter ended March 31, 2012 increased to 50.3% from 45.8% for the quarter ended March 31, 2011 primarily due to lower selling and marketing expenses during the first quarter of 2012 as compared to the first quarter of 2011.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2012 increased $13.3 million to $40.9 million. This increase was primarily due to an increase of approximately $5.3 million associated with higher personnel and incentive compensation costs associated with current levels of operating activity, an increase of $3.1 million in amortization expense and an increase of $2.6 million in professional fees associated with ongoing technology development costs and various business development initiatives.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $177.4 million as of March 31, 2012, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

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

In March 2012, we contributed $4.9 million to HEP toward the acquisition of 45,435 Class D units of HEP. We contributed an additional $47.4 million in April 2012 to complete the transaction. As a result of this transaction and other third party investments in HEP made at the same time as our investment, our total equity interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%. See a further description of HEP in “Recent Investments and Acquisitions.”

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at March 31, 2012. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Sources and Uses of Cash

As of March 31, 2012, we had cash and cash equivalents of $177.4 million and working capital of $1.01 billion. We also had $182.4 million of letters of credit outstanding under our credit facility and $517.6 million available for revolving loans or issuing new letters of credit under our credit facility.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs, in particular on larger projects, due to the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital assets are typically converted to cash during the winter months; however, these seasonal trends can be impacted by changes in the timing of major projects and other economic factors that may affect customer spending.

We used net cash in operating activities of $60.2 million during the three months ended March 31, 2012 as compared to $4.2 million net cash used during the three months ended March 31, 2011. This decrease in operating cash flows for the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to increased working capital requirements in the first quarter of 2012 as of result of an increase in activities on certain major electric power, natural gas and pipeline and telecommunication projects partially as a result of more favorable overall winter weather conditions in the first quarter of 2012 as compared to the first quarter of 2011.

Investing Activities

During the three months ended March 31, 2012, we used net cash in investing activities of $81.0 million as compared to $34.3 million in the three months ended March 31, 2011. Investing activities in the first quarter of 2012 included $35.3 million used for capital expenditures, partially offset by $1.2 million of proceeds from the sale of equipment. Additionally, investing activities included $41.9 million used in connection with business acquisitions and a $4.9 million capital contribution to HEP. Investing activities in the first quarter of 2011 included $37.5 million used for capital expenditures, partially offset by $3.2 million of proceeds from the sale of equipment. Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended March 31, 2012, cash provided by financing activities was $0.9 million as compared to $2.3 million in the three months ended March 31, 2011. Financing activities in the first quarter of 2012 included a $2.5 million cash payment to a noncontrolling interest as a distribution of profits and $2.9 million related to the tax impact of stock-based equity awards. There were no other material financing activities during the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012, we had approximately $182.4 million of letters of credit issued under the credit facility and no outstanding revolving loans. The remaining $517.6 million was available for revolving loans or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all unrestricted cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of March 31, 2012, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. At March 31, 2012, the maximum guaranteed residual value was approximately $149.8 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time, certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to our credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under any letters of credit in the foreseeable future.

As of March 31, 2012, we had $182.4 million in letters of credit outstanding under our credit facility, primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012 and 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. In addition, we have assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of a default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2012, the total amount of outstanding performance bonds was approximately $2.07 billion, and the estimated cost to complete these bonded projects was approximately $681.8 million.

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

Contractual Obligations

As of March 31, 2012, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$136,114	$39,277	$32,250	$20,670	$14,692	$10,224	$19,001
Equipment purchase commitments	39,708	39,708	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	26,361	20,471	4,477	1,413	—	—	—

Total	$202,183	$99,456	$36,727	$22,083	$14,692	$10,224	$19,001

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. Also during the period ended March 31, 2012, we committed capital for the expansion of our vehicle fleet in order to facilitate advance ordering requirements as a result of manufacturer lead times on certain types of vehicles. As of March 31, 2012, production orders for approximately $39.7 million had been issued with delivery dates expected to occur throughout the remainder of 2012. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which releases us from our capital commitment.

As of March 31, 2012, the total unrecognized tax benefits related to uncertain tax positions was $50.4 million. We are currently under examination by the Internal Revenue Service for calendar year 2009. Certain subsidiaries are under examination by various state and Canadian tax authorities. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations. However, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

The previously presented table of estimated contractual obligations does not reflect obligations under the multi-employer pension plans in which our union employees participate. Several of our operating units are parties to various collective bargaining agreements that require us to provide to the employees subject to these agreements specified wages and benefits, as well as to make contributions to multi-employer pension plans. Our multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on our union employee payrolls. Our obligations for contributions to multi-employer pensions plans cannot be determined for future periods because the location and number of union employees that we employ at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects.

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

We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which our operating units contribute or may contribute in the future are in “endangered,” “seriously endangered,” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be reasonably estimated and is not included in the above table due to the uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability we recognized is based on the most recent information and estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. We expect to receive a formal assessment of the partial withdrawal liability from the Central States Plan, which is expected to occur no earlier than 2013, and we may seek to challenge and further negotiate the assessment at that time. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the charges we have recognized. Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum payment. As a result of these various factors, the estimated partial withdrawal liability of $32.6 million has not been included in the table above. For additional information regarding the partial withdrawal liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Condensed Consolidated Financial Statements (Unaudited).”

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2012 and December 31, 2011, the gross amount accrued for insurance claims totaled $194.9 million and $201.2 million, with $147.1 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2012 and December 31, 2011 were $60.7 million and $63.1 million, of which $12.7 million and $9.8 million are included in prepaid expenses and other current assets and $48.0 million and $53.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types of incremental levels of insurance if we believe that the cost to obtain such coverage is too high for the additional benefit obtained. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.

Concentrations of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income we receive from these investments and are likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. As of March 31, 2012, one customer accounted for approximately $144.9 million, or 11.5%, of consolidated billed and accrued accounts receivable. Services provided to this customer primarily relate to our Electric Power Infrastructure Services segment. No customers represented 10% or more of accounts receivable as of December 31, 2011, and no customers represented 10% or more of revenues for the three months ended March 31, 2012 or 2011.

Litigation and Claims

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See “Litigation and Claims” in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for additional information regarding litigation and claims.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.

On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board (FASB) that amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of the update did not have a material impact on our financial position, results of operations or cash flows.

Also on January 1, 2012, we adopted an update issued by the FASB that eliminates the option to present the components of other comprehensive income only as part of the statement of equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. We now present condensed consolidated statements of comprehensive income (loss) as a result of adopting the update.

On January 1, 2012, we also adopted an update issued by the FASB that gives entities the option to first assess qualitative factors to determine whether it is necessary to perform a two-step goodwill impairment test. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The update also includes new qualitative indicators that replace those previously used to determine whether an annual or interim goodwill impairment test is required to be performed. The adoption of the update is not expected to have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted.

None.

Outlook

We see growth opportunities across all of the industries we serve. We are currently experiencing increased activity and spending in each of our segments, and we expect these increases to continue through 2012 and beyond. However, we and our customers continue to operate in a difficult business environment, with gradual improvement in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance the overall state of their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our long-term opportunities.

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

In the recent past, the regulatory environment has affected the timing and scope of certain transmission projects, although certain of these delayed projects are now moving into construction. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. In the second half of 2010 and throughout 2011, a number of large-scale transmission projects were awarded, and we expect additional awards in 2012 and 2013, indicating that transmission build-out programs by our customers have begun and transmission spending is on the rise. Regulatory and environmental processes and permitting remain a hurdle for some proposed transmission and renewable energy projects, continuing to create uncertainty as to timing on this spending. Timing and scope of these projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may also depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. We anticipate many of these issues to be overcome and spending on transmission projects to be robust over the next few years, resulting in a continued shift over the near- and long-term in our electric power services mix to a greater proportion of high-voltage electric power transmission and substation projects. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2012 and the reasonably foreseeable future. We also anticipate continuing development of renewable energy projects in the near-term, primarily utility-scale solar facilities, creating increased opportunities for our engineering, procurement and construction services for these projects.

With respect to our electric power distribution services, we saw a slowdown in spending by our customers for more than two years on their distribution systems, which we believe is due primarily to adverse economic conditions. Some increase in distribution spending occurred in the latter part of 2010 and throughout 2011, but we are cautious with respect to the sustainability of the increase in distribution spending during 2012 given continued economic and election-year political uncertainties. However, as a result of reduced spending by utilities on their distribution systems for the past few years, we believe there is a growing need for utilities to resume sustained investment on their distribution systems to properly maintain the system and to meet reliability requirements. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009 (ARRA), as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. The Federal Energy Regulatory Commission (FERC) recently issued Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000 will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Certain aspects of the ARRA have also provided various incentives, such as tax credits, grants and loan guarantees, for renewable energy, energy efficiency and electric power infrastructure projects, although the feasibility of similar projects in the future will be affected when or if these incentives are no longer in effect. The benefits of pending or proposed legislation could also be impacted by the timing and scope of such legislation if and when enacted.

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor issues. We believe the economic recession in the United States slowed employee retirements by many utility workers, causing the growth trend in outsourcing to temporarily pause. As the economy and financial markets continue to recover, we believe utility employee retirements could return to normal levels, which should result in an increase in outsourcing opportunities. The need to ensure available labor resources for larger projects also drives strategic relationships with customers.

Natural Gas and Pipeline Infrastructure Services Segment

We see strong potential growth opportunities over the near- and long-term in our natural gas and pipeline operations, primarily in the installation and maintenance of transmission pipelines, gathering systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations that produce natural gas and/or oil, as well as the development of Canadian oil sands, which will require the construction of transmission pipeline infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of transmission pipeline and gathering system infrastructure services in North America will allow us to capitalize on these opportunities.

The natural gas and oil industry is cyclical and subject to volatility as a result of fluctuations in natural gas and oil prices. In the past, these dynamics have negatively impacted the development of natural resources and related infrastructure such as when natural gas and/or oil prices have declined or remained depressed for sustained periods. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes have caused delays in some transmission pipeline projects. During 2011, we participated in numerous bidding opportunities for transmission pipeline projects, but some of these projects were delayed due to permitting challenges and heightened environmental scrutiny. However, several delayed projects were awarded and began to move toward construction in the latter part of 2011, and similar activity has continued into 2012.

The project delays we experienced in 2011 negatively impacted our natural gas and pipeline segment margins associated with our transmission pipeline operations, in part as a result of our inability to cover fixed costs. Project delays in the future, should they occur, could have a similar impact on margins for this segment. Margins for our transmission pipeline projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the transmission pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry. Many projects are bid and awarded in the first part of the year, with construction activities compressed in the third and fourth quarters of the year. As a result, we are often limited in our ability to determine the outlook, including backlog, for our transmission pipeline business until we near the close of the bidding cycle.

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

We also see growth potential in some of our other pipeline services. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity, rehabilitation and replacement services over the long-term. As pipeline integrity testing requirements increase in stringency and frequency, we believe more information will be gathered about the condition of the nation’s pipeline infrastructure and will result in an increase in spending by our customers on pipeline integrity initiatives. In early 2012, we acquired an engineering, research and development business that develops and owns pipeline inspection tools, enhancing our pipeline integrity capabilities. We believe that our ability to offer a complete pipeline integrity turnkey solution to pipeline companies and gas utilities provides us an advantageous position in providing these services to our customers.

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

Overall, we are optimistic about this segment’s operations in the future. We continue to believe that transmission pipeline opportunities can provide strong profitability, although these projects and the profits they generate are often subject to various risks beyond our control. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity and gathering system opportunities, and to restructure our gas distribution operations to improve margins. We believe these measures, together with the potential for transmission pipeline opportunities, will position us for profitable growth in this segment over the long-term.

Telecommunications Infrastructure Services Segment

Our telecommunications services operations are seeing increasing opportunities as stimulus funding for broadband deployment to underserved areas continues to progress through the engineering phase into construction. Awardees of stimulus funds have generally been required to file environmental impact statements, the approval of which delayed projects in the past. Most of the projects have received approvals and are moving forward with construction. As awardees receive their environmental impact permits and ARRA funding, projects are being rapidly deployed to meet stimulus deadlines that require completion of projects within three years, which will extend through 2013 for many projects. We anticipate this deployment schedule will increase spending for telecommunications services through 2013. We also anticipate that some of our customers that received stimulus funding will continue to expand their networks after they complete the development of the portion of their networks that were financially supported by stimulus funding. It is too early to determine the opportunity for additional network spending by these customers, but we view this outlook as positive for our operations.

We expect spending to continue by our customers on fiber optic backhaul systems to provide links from wireless cell sites to broader voice, data and video networks. The substantial growth in wireless data traffic is significantly straining the capacity of traditional backhaul infrastructure. Capacity constraints, as well as the need for improved quality and reliability, are driving wireless carriers to upgrade existing backhaul systems to fiber optic backhaul systems using fiber optic cable, referred to as fiber to the cell site initiatives. In addition, several wireless companies have announced plans to increase their cell site deployments over the next few years, continue network enhancement initiatives and accommodate the deployment of next generation wireless technologies. In particular, the deployment of 4G and LTE (long-term evolution) technology by wireless service providers will require significant modification of their networks and development of new cell sites. We also believe opportunities remain over the long-term as a result of fiber build-out initiatives by wireline carriers and government organizations, although we do not expect spending for these initiatives to increase significantly over the levels experienced in the past two years. We anticipate that the opportunities in both wireline and wireless businesses will increase demand for our telecommunications services over the long-term, with the timing and amount of spending from these opportunities being dependent on future economic, market and regulatory conditions and the timing and deployment of new technologies.

Fiber Optic Licensing Segment

Our Fiber Optic Licensing segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers and educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets. Our growth opportunities, however, have been affected in the education markets, which has in the past comprised a significant portion of this segment’s revenues. We believe this slowdown is due to budgetary constraints, although these constraints appear to be easing somewhat. Our Fiber Optic Licensing segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing segment margins will continue at historical levels. Additionally, we anticipate the need for continued capital expenditures to support the build-out of our networks and growth of this business.

Conclusion

We are currently seeing growth opportunities in all of the industry segments we serve, despite continuing negative effects from restrictive regulatory requirements and challenging economic conditions, which caused spending by our customers to decline in 2009 and remain slow through 2010 and portions of 2011. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects in the past and may do so in the future, which could delay, reduce or suspend future projects if funding is not available.

We are benefiting from utilities’ increased spending on projects to upgrade and build out their electric power transmission infrastructure to improve system reliability and to deliver renewable electricity from new generation sources to demand centers. Favorable industry legislation is also creating incentives and a positive environment for utilities to invest in their electrical infrastructure, in particular for transmission infrastructure. We also expect utilities to outsource more of their work to companies like Quanta, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources.

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

We also expect spending on electric distribution and gas distribution services, both of which have been significantly affected by the challenging economic conditions that have existed during the past three years, to experience limited growth in the near-term. We expect recovery in electric and gas distribution spending to be driven primarily by improving economic conditions, as well as increased maintenance needs driven by heightened reliability regulations.

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

We also expect to continue to see our margins generally improve over the near-and long-term due to increased demand for our services, improved utilization of our people and equipment and a shift in our revenue mix toward more fixed price contracts that offer the opportunity for us to achieve higher margins upon successful project execution. However, competitive pricing environments, project delays and effects from restrictive regulatory requirements have negatively impacted our margins in the past and could further affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, timing of projects and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives to match the markets we serve.

Capital expenditures for 2012 are expected to be between $190 million to $225 million, of which approximately $40 million to $50 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2012 capital expenditures to continue to be funded substantially through internal cash flows and cash on hand.

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

We believe that we are well-positioned to capitalize upon opportunities and trends in the industries we serve because of our proven full-service operations with broad geographic reach, financial strength and technical expertise. Additionally, we believe that these industry opportunities and trends will increase the demand for our services over the long-term; although the actual timing, magnitude or impact of these opportunities and trends on our operating results and financial position can be difficult to predict.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, other operating or financial results and capital expenditures;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	Estimates regarding the partial withdrawal liability from a multi-employer pension plan and factors that may affect the amount of the liability in the future;

•	The outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

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

•

Delays, reductions in scope or cancellations of existing, pending or anticipated projects, including as a result of weather, regulatory or environmental processes, project performance issues, or our customers’ capital constraints;

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

•

Liabilities associated with multi-employer pension plans, including underfunding of liabilities and termination or withdrawal liabilities (including an increase in the partial withdrawal liability recognized in 2011);

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

•	Risks relating to the potential unavailability or cancellation of third party insurance;

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, damages or contract terminations;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities, including development of natural resources;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

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

•

The cost of borrowing, availability of credit, fluctuations in the price and volume of our common stock, debt covenant compliance, interest rate fluctuations and other factors affecting our financing and investing activities;

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

•

The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

Credit Risk. We are subject to concentrations of credit risk related to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, economic conditions have significantly impacted the interest income we receive from these investments and are likely to continue to do so in the future. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and in some cases we obtain collateral or other security from our customers.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at March 31, 2012.

Item 4.	Controls and Procedures.

Attached as exhibits to this quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report). An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2011 Annual Report. The matters specifically identified are not the only risks and uncertainties we face, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the first quarter of 2012, we completed three acquisitions in which some of the consideration consisted of the issuance of unregistered shares of our common stock. On January 4, 2012, we acquired Microline Technology Corporation and its affiliates, Inline Devices, LLC and IonEarth, LLC for aggregate consideration consisting of approximately $7.7 million in cash and assumed debt and 320,619 shares of our common stock. On January 9, 2012, we acquired the assets of Crux Subsurface, Inc. for aggregate consideration consisting of approximately $31.7 million in cash and assumed debt and 856,105 shares of our common stock. On March 1, 2012, we acquired Phasor Engineering, Inc. for aggregate consideration consisting of $2.9 million in cash and 87,963 shares of our common stock. These acquisitions were not affiliated with any other acquisitions prior to such transactions.

Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the shares were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2012	—		—	—
February 1-29, 2012	283,366	(1)	$21.33	—
March 1-31, 2012	—		$—	—

Total	283,366			—	$—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2007 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—

Bylaws of Quanta Services, Inc., as amended and restated May 19, 2011 (previously filed as Exhibit 3.4 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

10.1+	—

Form of Amended and Restated Indemnity Agreement between Quanta Services, Inc. and its directors and officers (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.2+	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.3+	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.4+	—	2012 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2012 and incorporated herein by reference)

10.5+	—

Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.6+	—

Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.7+*	—	Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (filed herewith)

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document

101 SCH*		XBRL Taxonomy Extension Schema Document

101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*		XBRL Taxonomy Extension Label Linkbase Document

101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen
Senior Vice President — Finance and Administration and Chief Accounting Officer

Dated: May 9, 2012

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

10.1 +	—

Form of Amended and Restated Indemnity Agreement between Quanta Services, Inc. and its directors and officers (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.2 +	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.3 +	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.4 +	—	2012 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2012 and incorporated herein by reference)

10.5 +	—

Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.6 +	—

Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.7+*	—	Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (filed herewith)

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document

101 SCH*		XBRL Taxonomy Extension Schema Document

101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*		XBRL Taxonomy Extension Label Linkbase Document

101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith