Form 10-Q
period 2012-06-30
QUANTA SERVICES INC
filed 2012-08-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the number of outstanding shares of Common Stock of the Registrant was 209,214,607. As of the same date, 3,909,110 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$172,868	$315,349
Accounts receivable, net of allowances of $5,034 and $3,763	1,138,720	1,066,273
Costs and estimated earnings in excess of billings on uncompleted contracts	352,857	206,159
Inventories	57,649	71,416
Prepaid expenses and other current assets	102,407	105,957

Total current assets	1,824,501	1,765,154
Property and equipment, net of accumulated depreciation of $563,860 and $519,808	1,016,737	971,696
Other assets, net	185,084	153,830
Other intangible assets, net of accumulated amortization of $183,145 and $164,401	206,019	207,224
Goodwill	1,664,962	1,601,210

Total assets	$4,897,303	$4,699,114

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$33	$56
Accounts payable and accrued expenses	635,469	618,925
Billings in excess of costs and estimated earnings on uncompleted contracts	148,469	162,095

Total current liabilities	783,971	781,076
Long-term debt	39,000	—
Deferred income taxes	242,226	233,644
Insurance and other non-current liabilities	285,952	295,131

Total liabilities	1,351,149	1,309,851

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 220,775,240 and 217,479,462 shares issued, and 209,211,829 and 206,203,005 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,268,915	3,216,206
Retained earnings	472,772	361,527
Accumulated other comprehensive income (loss)	(2,522)	710
Treasury stock, 11,563,411 and 11,276,457 common shares, at cost	(202,633)	(196,493)

Total stockholders’ equity	3,536,534	3,381,952
Noncontrolling interests	9,620	7,311

Total equity	3,546,154	3,389,263

Total liabilities and equity	$4,897,303	$4,699,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,516,696	$1,010,914	$2,941,873	$1,859,873
Cost of services (including depreciation)	1,281,289	856,824	2,510,951	1,634,892

Gross profit	235,407	154,090	430,922	224,981
Selling, general and administrative expenses	114,711	89,489	221,357	181,030
Amortization of intangible assets	9,549	6,871	18,943	13,137

Operating income	111,147	57,730	190,622	30,814
Interest expense	(959)	(255)	(1,543)	(510)
Interest income	387	249	795	535
Other income (expense), net	(310)	199	(145)	134

Income before income taxes	110,265	57,923	189,729	30,973
Provision for income taxes	40,468	23,610	69,938	12,965

Net income	69,797	34,313	119,791	18,008
Less: Net income attributable to noncontrolling interests	4,259	2,512	8,546	3,801

Net income attributable to common stock	$65,538	$31,801	$111,245	$14,207

Earnings per share attributable to common stock:
Basic earnings per share	$0.31	$0.15	$0.52	$0.07

Diluted earnings per share	$0.31	$0.15	$0.52	$0.07

Shares used in computing earnings per share:
Weighted average basic shares outstanding	212,987	214,827	212,244	214,670

Weighted average diluted shares outstanding	213,087	215,023	212,342	215,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$69,797	$34,313	$119,791	$18,008
Other comprehensive income (loss), net of tax benefit (provision):
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(14,560)	(2,183)	(3,242)	8,995
Other, net of tax of $1, $0, $2 and $0	5	—	10	—

Other comprehensive income (loss)	(14,555)	(2,183)	(3,232)	8,995

Comprehensive income	55,242	32,130	116,559	27,003
Less: Comprehensive income attributable to noncontrolling interests	4,259	2,512	8,546	3,801

Total comprehensive income attributable to Quanta shareholders	$50,983	$29,618	$108,013	$23,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net income	$69,797	$34,313	$119,791	$18,008
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	31,036	29,168	61,643	57,364
Amortization of intangible assets	9,549	6,871	18,943	13,137
Amortization of debt issuance costs	227	119	450	237
Amortization of deferred revenues	(2,554)	(2,898)	(5,140)	(5,848)
Gain on sale of property and equipment	(584)	(58)	(605)	(66)
Foreign currency (gain) loss	647	(54)	374	201
Provision for doubtful accounts	623	403	2,359	836
Deferred income tax (benefit) provision	1,298	(1,391)	2,919	10,092
Non-cash stock-based compensation	8,094	5,953	14,575	11,494
Tax impact of stock-based equity awards	2,868	484	(42)	(1,530)
Changes in operating assets and liabilities, net of non-cash transactions—
(Increase) decrease in—
Accounts and notes receivable	(19,489)	(45,435)	(45,415)	(55,284)
Costs and estimated earnings in excess of billings on uncompleted contracts	(44,292)	1,501	(144,488)	26,910
Inventories	14,435	(9,150)	15,800	(10,295)
Prepaid expenses and other current assets	(571)	10,575	5,715	(25,472)
Increase (decrease) in—
Accounts payable and accrued expenses and other non-current liabilities	47,733	22,242	(2,328)	5,081
Billings in excess of costs and estimated earnings on uncompleted contracts	(33,144)	5,721	(15,979)	9,258
Other, net	626	(2,206)	(2,491)	(2,153)

Net cash provided by operating activities	86,299	56,158	26,081	51,970

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	6,256	1,390	7,455	4,583
Additions of property and equipment	(49,975)	(52,204)	(85,319)	(89,692)
Cash paid for acquisitions, net of cash acquired	(26,823)	—	(68,727)	—
Payments to acquire equity method investment	(48,844)	(35,000)	(53,750)	(35,000)

Net cash used in investing activities	(119,386)	(85,814)	(200,341)	(120,109)

Cash Flows from Financing Activities:
Borrowings under credit facility	349,620	—	349,620	—
Payments under credit facility	(310,620)	—	(310,620)	—
Proceeds from other long-term debt	—	2,231	—	4,025
Payments on other long-term debt	(33)	(2,185)	(33)	(4,176)
Distributions to noncontrolling interests	(3,747)	(471)	(6,237)	(471)
Tax impact of stock-based equity awards	(2,868)	(484)	42	1,530
Exercise of stock options	445	(12)	924	495
Repurchase of common stock	—	(94,466)	—	(94,466)

Net cash provided by (used in) financing activities	32,797	(95,387)	33,696	(93,063)

Effect of foreign exchange rate changes on cash and cash equivalents	(4,209)	2,406	(1,917)	2,363
Net decrease in cash and cash equivalents	(4,499)	(122,637)	(142,481)	(158,839)
Cash and cash equivalents, beginning of period	177,367	503,019	315,349	539,221

Cash and cash equivalents, end of period	$172,868	$380,382	$172,868	$380,382

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for—
Interest paid	$(424)	$(189)	$(780)	$(326)
Income taxes paid	$(23,330)	$(3,235)	$(70,924)	$(6,010)
Income tax refunds	$988	$2,614	$2,293	$2,789

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisitions

During the second quarter of 2012, Quanta completed the acquisition of an electrical power infrastructure services company with operations primarily in the Southeastern United States. During the first quarter of 2012, Quanta completed three business acquisitions, which included an electric power infrastructure services company and a natural gas and pipeline infrastructure services company based in the United States and an electric power infrastructure services company based in Canada. The results of these acquisitions have been included in the condensed consolidated financial statements as of their respective acquisition dates.

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

Interim Condensed Consolidated Financial Information

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $172.9 million and $315.3 million as of June 30, 2012 and December 31, 2011. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At June 30, 2012 and December 31, 2011, cash equivalents were $71.2 million and $165.9 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of June 30, 2012 and December 31, 2011, cash and cash equivalents held in domestic bank accounts were approximately $28.7 million and $230.9 million, and cash and cash equivalents held in foreign bank accounts were approximately $144.2 million and $84.4 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of June 30, 2012 and December 31, 2011, Quanta had total

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowances for doubtful accounts of approximately $5.0 million and $3.8 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of June 30, 2012 and December 31, 2011 were approximately $166.0 million and $117.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of June 30, 2012 and December 31, 2011 were $17.3 million and $28.3 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when: revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At June 30, 2012 and December 31, 2011, the balances of unbilled receivables included in accounts receivable were approximately $162.5 million and $140.8 million.

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

Quanta’s goodwill impairment assessment is performed at year-end, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. For instance, a decrease in Quanta’s market

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalization below book value, a significant change in business climate or loss of a significant customer, as well as the qualitative indicators referenced above, may trigger the need for interim impairment testing of goodwill for one or all of its reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of Quanta’s reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

Under the discounted cash flow method, Quanta determines fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted industry discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a two-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples for each reporting unit are based on trailing twelve-month comparable industry data.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 22, 2011, Quanta acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Quanta contributed an additional $4.9 million to HEP in March 2012 toward the acquisition of 45,435 Class D units of HEP and contributed the remaining $47.4 million in April 2012 to complete the transaction. HEP used the proceeds of Quanta’s investment, together with capital contributed by other third party investors, to purchase additional pipeline assets in the Eagle Ford shale region. As a result of this transaction and the other third party investments in HEP, Quanta’s total equity ownership interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%. Quanta accounts for this investment using the equity method of accounting.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2012 and December 31, 2011, Quanta had approximately $207.1 million and $77.3 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing—The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of June 30, 2012 and December 31, 2011, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $46.2 million and $47.4 million and are recognized as deferred revenue, with $37.7 million and $38.3 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at June 30, 2012 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31—
Remainder of 2012	$44,610
2013	74,798
2014	54,272
2015	32,859
2016	24,578
Thereafter	133,972

Fixed non-cancelable minimum licensing revenues	$365,089

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quanta had $52.1 million and $47.4 million of unrecognized tax benefits at June 30, 2012 and December 31, 2011, with the increase being primarily related to tax positions expected to be taken during the remainder of 2012. Quanta is currently under examination by the Internal Revenue Service for calendar year 2009. Certain subsidiaries are under examination by various state and Canadian tax authorities. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations. Quanta also believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.9 million due to the expiration of certain statutes of limitations.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, statements of operations and comprehensive income.

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock based compensation based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based awards is recognized using the graded vesting method over the requisite service period. Compensation expense associated with liability based awards such as restricted stock units (RSUs) is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock and stock options (excess tax benefit) are classified as financing cash flows.

Functional Currency and Translation of Financial Statements

The U.S. dollar is the functional currency for the majority of Quanta’s operations, which are primarily located within the United States. The functional currency for Quanta’s foreign operations, which are primarily located in Canada, is typically the currency of the country in which the foreign operating unit is located. Generally, the currency in which the operating unit transacts a majority of its activities, including billings, financing, payroll and other expenditures, would be considered the functional currency. Under the relevant accounting guidance, the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

treatment of foreign currency translation gains or losses is dependent upon management’s determination of the functional currency of each operating unit, which involves consideration of all relevant economic facts and circumstances affecting the operating unit. In preparing the consolidated financial statements, Quanta translates the financial statements of its foreign operating units from their functional currency into U.S. dollars. Statements of operations, comprehensive income and cash flows are translated at average monthly rates, while balance sheets are translated at the month-end exchange rates. The translation of the balance sheets at the month-end exchange rates results in translation gains or losses. If transactions are denominated in the operating units’ functional currency, the translation gains and losses are included as a separate component of equity under the caption “Accumulated other comprehensive income (loss).” If transactions are not denominated in the operating units’ functional currency, the translation gains and losses are included within the statement of operations.

Comprehensive Income

Components of comprehensive income include all changes in equity during a period except those resulting from changes in Quanta’s capital related accounts. Quanta records other comprehensive income (loss), net of tax, for foreign currency translation adjustments related to its foreign operations and other revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amount of the credit facility borrowings also approximates fair value since borrowings under the credit facility bear interest at rates substantially the same as current market rates for loans with similar maturities. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at June 30, 2012 and December 31, 2011, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Also on January 1, 2012, Quanta adopted an update issued by the FASB that eliminates the option to present the components of other comprehensive income only as part of the statement of equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. Quanta now presents condensed consolidated statements of comprehensive income as a result of adopting the update.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Standards Not Yet Adopted

None.

4.	ACQUISITIONS:

On April 12, 2012, Quanta acquired Service Electric Company (Service Electric), an electric power infrastructure services company with operations primarily in the Southeastern United States. The aggregate consideration paid consisted of approximately $20.3 million in cash, 662,426 shares of Quanta common stock valued at approximately $12.5 million and the repayment of approximately $5.9 million in debt. As this transaction was effective April 12, 2012, the results of Service Electric have been included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its electric power infrastructure service offerings. Service Electric’s financial results will generally be included in Quanta’s Electric Power Infrastructure Services segment.

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

On January 4, 2012, Quanta acquired Microline Technology Corporation and its affiliates, Inline Devices, LLC and IonEarth, LLC (collectively Microline), an engineering, research and development business that provides natural gas and oil downhole technical and engineering support services and develops and manufactures related inspection tools, along with replacement parts and repair services. The aggregate consideration paid consisted of approximately $6.8 million in cash, 320,619 shares of Quanta common stock valued at approximately $6.4 million and the repayment of approximately $0.9 million in debt. As this transaction was effective January 4, 2012, the results of Microline have been included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its natural gas and pipeline infrastructure service offerings. Microline’s financial results will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third and fourth quarters of 2011, Quanta acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of Quanta common stock valued at approximately $32.4 million and the repayment of approximately $3.4 million in debt. These acquisitions allow Quanta to further expand its capabilities and scope of services internationally and in the United States. The financial results of four of these businesses will generally be included in Quanta’s Electric Power Infrastructure Services segment, while the results of one of the businesses will generally be included in Quanta’s Natural Gas and Pipeline Infrastructure Services segment.

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

	2012 Acquisitions	2011 Acquisitions
Consideration:
Value of Quanta common stock issued	$37,291	$32,368
Cash paid	68,507	84,208

Fair value of total consideration transferred	$105,798	$116,576

Current assets	$20,516	$30,198
Property and equipment	18,821	19,878
Other assets	123	379
Identifiable intangible assets	17,931	40,229
Current liabilities	(10,008)	(10,226)
Deferred tax liabilities, net	(6,173)	(7,190)
Other long-term liabilities	(191)	(450)

Total identifiable net assets	41,019	72,818
Goodwill	64,779	43,758

	$105,798	$116,576

The fair value of current assets acquired in 2012 includes accounts receivable with a fair value of $15.3 million. The fair value of current assets acquired in 2011 included accounts receivable with a fair value of $16.1 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2012 and 2011 acquisitions strategically expand Quanta’s Canadian service offering, add an Australian service offering and enhance its domestic electric power and natural gas and pipeline services offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2012 acquisitions, goodwill of $57.5 million was recorded for reporting units included within Quanta’s electric power division and $7.3 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at June 30, 2012. In connection with the 2011 acquisitions, goodwill of $34.9 million was recorded for reporting units included within Quanta’s electric power division and $8.9 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at December 31, 2011. Goodwill of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $52.9 million and $13.1 million is expected to be deductible for income tax purposes related to the businesses acquired in 2012 and 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,516,696	$1,067,363	$2,955,434	$1,969,191
Gross profit	$235,407	$172,086	$432,878	$257,542
Selling, general and administrative expenses	$114,711	$96,319	$222,485	$194,483
Amortization of intangible assets	$9,549	$10,117	$19,032	$20,249
Net income attributable to common stock	$65,533	$37,184	$111,649	$22,499
Earnings per share attributable to common stock:
Basic	$0.31	$0.17	$0.52	$0.10
Diluted	$0.31	$0.17	$0.52	$0.10

The pro forma combined results of operations for the three and six months ended June 30, 2012 and 2011 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2012 acquisitions as if they occurred January 1, 2011. The pro forma combined results of operations for the three and six months ended June 30, 2011 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2011 acquisitions as if they occurred January 1, 2010. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 and 2011 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2012 and 2011 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $19.6 million and income before income taxes of approximately $0.7 million are included in Quanta’s condensed consolidated results of operations for the three months ended June 30, 2012 related to the four 2012 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $24.7 million and income before income taxes of approximately $0.6 million are included in Quanta’s condensed consolidated results of operations for the six months ended June 30, 2012 related to the four 2012 acquisitions following their respective dates of acquisition.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Telecommunications Division	Total
Balance at December 31, 2011:
Goodwill	$988,702	$113,598	$562,174	$1,664,474
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	988,702	113,598	498,910	1,601,210
Goodwill acquired during 2012	57,451	7,328	—	64,779
Foreign currency translation related to goodwill	(864)	(163)	—	(1,027)

Balance at June 30, 2012
Goodwill	1,045,289	120,763	562,174	1,728,226
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	$1,045,289	$120,763	$498,910	$1,664,962

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

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2011		Six Months Ended June 30, 2012			As of June 30, 2012
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$171,893	$(38,158)	$(5,797)	$5,311	$(387)	$132,862	11.6
Backlog	121,779	(101,153)	(8,758)	4,906	262	17,036	1.4
Trade names	29,661	(1,948)	(521)	2,768	(23)	29,937	27.7
Non-compete agreements	27,414	(17,604)	(2,901)	1,926	(45)	8,790	3.3
Patented rights and developed technology	16,378	(5,538)	(966)	3,020	—	12,894	7.1

Total intangible assets subject to amortization	367,125	(164,401)	(18,943)	17,931	(193)	201,519	12.5
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$371,625	$(164,401)	$(18,943)	$17,931	$(193)	$206,019	N/A

Amortization expense for intangible assets was $9.5 million and $6.9 million for the three months ended June 30, 2012 and 2011 and $18.9 million and $13.1 million for the six months ended June 30, 2012 and 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future aggregate amortization expense of intangible assets as of June 30, 2012 is set forth below (in thousands):

For the Fiscal Year Ending December 31—
Remainder of 2012	$19,385
2013	20,602
2014	18,549
2015	16,207
2016	15,353
Thereafter	111,423

Total	$201,519

6.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are illustrated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME:
Net income attributable to common stock	$65,538	$31,801	$111,245	$14,207

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	212,987	214,827	212,244	214,670
Effect of dilutive stock options	100	129	98	141
Effect of shares in escrow	—	67	—	795

Weighted average shares outstanding for diluted earnings per share	213,087	215,023	212,342	215,606

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. For the three and six months ended June 30, 2012 and 2011, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2012, Quanta had approximately $173.7 million of letters of credit issued under the credit facility, $39.0 million of outstanding revolving loans and no swing line loans issued under the credit facility. The remaining $487.3 million was available for borrowings or issuing new letters of credit. Information on credit facility borrowings during the three months ended June 30, 2012 and the applicable interest rates is as follows (dollars in thousands):

Three Months Ended June 30, 2012
Maximum amount outstanding during the period	$106,500
Average daily credit facility borrowings	$50,594
Weighted-average interest rate	3.5%

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services, all collateral will be automatically released from these liens.

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of June 30, 2012, Quanta was in compliance with all of the covenants in the credit agreement.

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

Under the stock incentive plans described in Note 9, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 286,954 and 277,923 shares of Quanta common stock during the six months ended June 30, 2012 and 2011, with a total market value of $6.1 million and $6.2 million, in each case

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $4.3 million and $2.5 million for the three months ended June 30, 2012 and 2011 and $8.5 million and $3.8 million for the six months ended June 30, 2012 and 2011. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $9.6 million and $7.3 million at June 30, 2012 and December 31, 2011. The carrying value of investments held by the noncontrolling interests in these variable interest entities at June 30, 2012 and December 31, 2011 was $9.6 million and $7.3 million. During the three months ended June 30, 2012 and 2011, distributions to noncontrolling interests were $3.7 million and $0.5 million. During the six months ended June 30, 2012 and 2011, distributions to noncontrolling interests were $6.2 million and $0.5 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the six months ended June 30, 2012 or 2011. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

9.	EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options (ISOs), stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended June 30, 2012 and 2011, Quanta granted 89,293 and 67,198 shares of restricted stock under the Plans with a weighted average grant date fair value of $22.17 and $19.90. During the six months ended June 30, 2012 and 2011, Quanta granted 1.3 million and 0.9 million shares of restricted stock under the Plans with a weighted average grant date fair value of $21.69 and $22.16. Additionally, during the three months ended June 30, 2012 and 2011, 52,950 and 55,128 shares of restricted stock vested, with an approximate fair value at the time of vesting of $1.2 million and $1.1 million. During the six months ended June 30, 2012 and 2011, 0.9 million and 0.9 million shares of restricted stock vested, with an approximate fair value at the time of vesting of $19.7 million and $20.0 million.

As of June 30, 2012, there was approximately $34.6 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.09 years.

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

Compensation expense related to RSUs was $0.5 million and $0.2 million for the three months ended June 30, 2012 and 2011 and $0.8 million and $0.5 million for the six months ended June 30, 2012 and 2011. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid nominal amounts to settle liabilities related to RSUs in the three months ended June 30, 2012 and 2011 and $0.3 million and $0.1 million to settle liabilities in the six months ended June 30, 2012 and 2011. Liabilities recorded for the estimated earned value of the RSUs outstanding were $1.1 million and $1.3 million at June 30, 2012 and December 31, 2011.

10.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 8, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2012 (in thousands):

Operating Leases
Year Ending December 31—
Remainder of 2012	$28,393
2013	35,535
2014	22,022
2015	15,519
2016	10,662
Thereafter	19,122

Total minimum lease payments	$131,253

Rent expense related to operating leases was approximately $24.2 million and $29.1 million for the three months ended June 30, 2012 and 2011 and approximately $48.1 million and $55.2 million for the six months ended June 30, 2012 and 2011.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2012, the maximum guaranteed residual value was approximately $150.2 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of June 30, 2012, Quanta estimates these committed capital expenditures to be approximately $21.4 million for the period July 1, 2012 through December 31, 2012 and $6.0 million in 2013. Also during the period ended June 30, 2012, Quanta committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2012, production orders for approximately $36.9 million had been issued with delivery dates expected to occur throughout the remainder of 2012 and $4.4 million issued with delivery dates expected to occur in 2013. Although Quanta has committed to the purchase of these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, which will release Quanta from its capital commitment.

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

California Fire Litigation—San Diego County. On June 18, 2010, PAR Electrical Contractors, Inc., a wholly owned subsidiary of Quanta (PAR), was named as a third party defendant in four lawsuits in California state court in San Diego County, California, all of which arise out of a wildfire in the San Diego area that started on October 21, 2007, referred to as the Witch Creek fire. The California Department of Forestry and Fire Protection issued a report concluding that the Witch Creek fire was started when the conductors of a three phase 69kV transmission line, known as TL 637, owned by San Diego Gas & Electric (SDG&E), touched each other, dropping sparks on dry grass. The Witch Creek fire, together with another wildfire referred to as the Guejito fire that allegedly merged with the Witch Creek fire, burned a reported 198,000 acres, over 1,500 homes and structures and is alleged to have caused two deaths and numerous personal injuries.

Numerous lawsuits have been filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a direct defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant, seeking contractual and equitable indemnification for losses related to the Witch Creek fire. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. Quanta does not believe that the work done by PAR was the cause of the contact between the conductors. However, PAR has notified its various insurers of the claims. While

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one insurer is participating in the defense of the matter, others have contested coverage. On August 5, 2011, PAR and Quanta filed a lawsuit in California state court against certain insurers seeking a determination that coverage exists under the policies. PAR is vigorously defending the third party claims by SDG&E and is vigorously pursuing its actions against the insurers for coverage of any potential liabilities. Quanta is also regularly communicating with SDG&E, as well as the insurers, to attempt to reach an acceptable resolution to these matters. These discussions have recently progressed toward settlement, although a final settlement agreement has not been reached with all parties involved. Based on these discussions, however, Quanta believes that PAR’s liability for any uninsured losses will be immaterial.

An amount equal to the deductibles under certain of Quanta’s applicable insurance policies and an amount estimated to be payable by PAR in connection with current settlement discussions have been expensed in connection with these matters. Quanta also previously recorded a liability and corresponding insurance recovery receivable of $35 million associated with a reimbursement-type policy that is not subject to the dispute over coverage, with the liability reserve being reduced as expenses are incurred in connection with these matters and the receivable being reduced as these expenses are reimbursed by the insurance carrier. As noted above, based on current settlement discussions, Quanta estimates PAR’s liability for any uninsured losses will be immaterial. However, if a settlement does not occur on the terms discussed, Quanta cannot estimate the amount of any possible loss or range of possible losses that may exceed applicable insurance coverage, given the lack of substantiation for the amount of SDG&E’s claims, PAR’s defenses to the indemnity claims and the early stage of the proceeding, as well as the potential for insurance coverage. Due to the nature of these claims, an adverse result in these proceedings leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

California Fire Claim—Amador County. In October 2004, a wildfire in Amador County, California, burned 16,800 acres. The United States Forest Service alleged that the fire originated as a result of the activities of a Quanta subsidiary crew performing vegetation management under a contract with Pacific Gas & Electric Co. (PG&E). In November 2007, the United States Department of Agriculture (USDA) sent a written demand to the Quanta subsidiary for payment of fire suppression costs of approximately $8.5 million. At that time, the USDA informally communicated that it also intends to seek past and future restoration and other damages of approximately $51.3 million, as well as other unspecified damages. PG&E tendered defense and indemnification for the matter to Quanta in 2010. The USDA, Quanta, its subsidiary and PG&E entered into a tolling agreement with respect to the filing of any litigation and have been exchanging information on an informal basis.

Although the tolling agreement remains in place, the USDA filed suit on August 3, 2012 in the United States District Court, Eastern District of California, against Quanta, its subsidiary and PG&E, seeking unspecified damages for fire suppression costs, rehabilitation and restoration expenses, and loss of timber, habitat and environmental values, among other things, including recovery of fees and expenses. However, neither Quanta nor its subsidiary have been served with process, and Quanta believes the parties will continue to work toward resolution of the matter. The amount of damages or penalties ultimately sought by the USDA could be substantially more or less than the $59.8 million identified to date by the USDA.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential for insurance coverage, Quanta cannot estimate the amount of any loss or the range of any possible losses that might exceed its insurance coverage. However, due to the nature of these claims, an adverse result leading to a significant uninsured loss could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income Quanta receives from these investments and are likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. As of June 30, 2012, one customer accounted for approximately $185.7 million, or 13.6%, of consolidated billed and accrued accounts receivable. Services provided to this customer relate primarily to Quanta’s Electric Power Infrastructure Services segment. No customers represented 10% or more of billed and unbilled accounts receivable as of December 31, 2011, and no customers represented 10% or more of revenues for the three or six months ended June 30, 2012 or 2011.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2012 and December 31, 2011, the gross amount accrued for insurance claims totaled $189.1 million and $201.2 million, with $142.3 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2012 and December 31, 2011 were $57.6 million and $63.1 million, of which $14.5 million and $9.8 million are included in prepaid expenses and other current assets and $43.1 million and $53.3 million are included in other assets, net.

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

As of June 30, 2012, Quanta had $173.7 million in letters of credit outstanding under its credit facility, primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012 and 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2012, the total amount of outstanding performance bonds was approximately $2.15 billion, and the estimated cost to complete these bonded projects was approximately $436.6 million.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quanta may be subject to additional liabilities imposed by law as a result of its participation in multi-employer defined benefit pension plans. For example, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. These liabilities include an allocable share of the unfunded vested benefits in the plan for all plan participants, not merely the benefits payable to a contributing employer’s own retirees. As a result, participating employers may bear a higher proportion of liability for unfunded vested benefits if other participating employers cease to contribute or withdraw, with the reallocation of liability being more acute in cases when the withdrawn employer is insolvent or otherwise fails to pay its withdrawal liability. Other than as described below, Quanta is not aware of any material amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of Quanta’s operating units from any multi-employer defined benefit pension plans.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Central States Plan has asserted that the PLCA members did not effect a withdrawal in 2011, although Quanta believes that a legally effective withdrawal occurred in the fourth quarter of 2011. If, however, the Central States Plan were to prevail in its assertions and a withdrawal of the Quanta subsidiaries was deemed to occur after 2011, the amount of any withdrawal liability could increase as a result of an overall increase in the unfunded vested benefits of the Central States Plan, which Quanta believes could occur based on the trend established in the plan’s recent historical experience reflecting a consistent pattern of increases in unfunded vested benefits. This belief is attributable to the plan’s investment performance, the withdrawal by or insolvency of other participating employers and other factors that are publicly available regarding the funded status of the Central States Plan. If a withdrawal from the plan is deemed to occur in the 2012 plan year, Quanta cannot estimate at this time the amount of any increase in Quanta’s partial withdrawal liability, which could be significant, because the Central States Plan has not yet released official information reflecting the plan’s unfunded vested benefits as of December 31, 2011, nor has the plan provided to Quanta an estimate or assessment of its potential partial withdrawal liability based on a 2012 withdrawal.

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta also has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2012, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Electric Power	$1,014,423	$667,082	$1,947,744	$1,233,543
Natural Gas and Pipeline	339,928	209,658	698,788	386,481
Telecommunications	133,625	106,422	239,578	185,815
Fiber Optic Licensing	28,720	27,752	55,763	54,034

Consolidated	$1,516,696	$1,010,914	$2,941,873	$1,859,873

Operating income (loss):
Electric Power	$111,161	$69,147	$220,485	$98,462
Natural Gas and Pipeline	15,250	(1,213)	4,291	(38,228)
Telecommunications	13,776	9,028	22,196	5,406
Fiber Optic Licensing	15,218	13,182	28,827	25,217
Corporate and non-allocated costs	(44,258)	(32,414)	(85,177)	(60,043)

Consolidated	$111,147	$57,730	$190,622	$30,814

Depreciation:
Electric Power	$13,382	$12,172	$26,832	$24,606
Natural Gas and Pipeline	10,658	10,813	21,050	20,688
Telecommunications	1,864	1,488	3,585	2,886
Fiber Optic Licensing	3,461	3,435	6,878	6,853
Corporate and non-allocated costs	1,671	1,260	3,298	2,331

Consolidated	$31,036	$29,168	$61,643	$57,364

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

Foreign Operations

During the three months ended June 30, 2012 and 2011, Quanta derived $155.8 million and $111.2 million of its revenues from foreign operations. During the six months ended June 30, 2012 and 2011, Quanta derived $405.6 million and $245.6 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 95.4% and 97.4% was earned in Canada during the three months ended June 30, 2012 and 2011 and approximately 96.0% and 98.0% was earned in Canada during the six months ended June 30, 2012 and 2011. In addition, Quanta held property and equipment of $123.9 million and $114.8 million in foreign countries, primarily Canada, as of June 30, 2012 and December 31, 2011.

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

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. These reportable segments are based on the types of services we provide. Our consolidated revenues for the six months ended June 30, 2012 were approximately $2.94 billion, of which 66.2% was attributable to the Electric Power Infrastructure Services segment, 23.8% to the Natural Gas and Pipeline Infrastructure Services segment, 8.1% to the Telecommunications Infrastructure Services segment and 1.9% to the Fiber Optic Licensing segment.

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

Recent Investments and Acquisitions

On April 12, 2012, we acquired Service Electric Company (Service Electric), an electric power infrastructure services company with operations primarily in the Southeastern United States. The aggregate consideration paid consisted of approximately $20.3 million in cash, 662,426 shares of our common stock valued at approximately $12.5 million and the repayment of approximately $5.9 million in debt. As this transaction was effective April 12, 2012, the results of Service Electric have been included in our consolidated financial statements beginning on such date. This acquisition enables us to further enhance our electric power infrastructure service offerings. Service Electric’s financial results will generally be included in our Electric Power Infrastructure Services segment.

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

On January 4, 2012, we acquired Microline Technology Corporation and its affiliates, Inline Devices, LLC and IonEarth, LLC (collectively Microline), an engineering, research and development business that provides natural gas and oil downhole technical and engineering support services and develops and manufactures related inspection tools, along with replacement parts and repair services. The aggregate consideration paid consisted of approximately $6.8 million in cash, 320,619 shares of our common stock valued at approximately $6.4 million and the repayment of approximately $0.9 million in debt. As this transaction was effective January 4, 2012, the results of Microline have been included in our consolidated financial statements beginning on such date. This acquisition enables us to further enhance our natural gas and pipeline infrastructure service offerings. Microline’s financial results will generally be included in our Natural Gas and Pipeline Infrastructure Services segment.

In the third and fourth quarters of 2011, we acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of our common stock valued at approximately $32.4 million and the repayment of approximately $3.4 million in debt. These acquisitions allow us to further expand our capabilities and scope of services internationally and in the United States. The financial results of four of these businesses will generally be included in our Electric Power Infrastructure Services segment, while the results of one of the businesses will generally be included in our Natural Gas and Pipeline Infrastructure Services segment.

On June 22, 2011, we acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. In March 2012, we contributed $4.9 million to HEP toward the acquisition of 45,435 Class D units of HEP. We contributed an additional $47.4 million in April 2012 to complete the transaction. As a result of this transaction and other third party investments in HEP, our total equity interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%. We account for this investment using the equity method of accounting.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog includes estimates of revenues to be realized under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of June 30, 2012 and December 31, 2011, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of June 30, 2012		Backlog as of December 31, 2011
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,807,101	$4,949,938	$2,365,531	$4,959,964
Natural Gas and Pipeline Infrastructure Services	829,944	1,394,420	768,152	1,347,173
Telecommunications Infrastructure Services	341,410	512,934	336,030	529,589
Fiber Optic Licensing	101,389	426,316	102,773	402,007

Total	$4,079,844	$7,283,608	$3,572,486	$7,238,733

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

Understanding Margins

Our gross margin is gross profit expressed as a percentage of revenues, and our operating margin is operating income expressed as a percentage of revenues. Cost of services, which is subtracted from revenues to obtain gross profit, consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Selling, general and administrative expenses and amortization of intangible assets are then subtracted from gross profit to obtain operating income. Various factors—some controllable, some not—impact our margins on a quarterly or annual basis.

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

Results of Operations

As previously discussed, we completed the acquisition of one business in the second quarter of 2012, three businesses in the first quarter of 2012 and five businesses during the third and fourth quarters of 2011. The results of these acquisitions have been included in the following results of operations beginning on their respective acquisition dates. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenues	$1,516,696	100.0%	$1,010,914	100.0%	$2,941,873	100.0%	$1,859,873	100.0%
Cost of services (including depreciation)	1,281,289	84.5	856,824	84.8	2,510,951	85.4	1,634,892	87.9

Gross profit	235,407	15.5	154,090	15.2	430,922	14.6	224,981	12.1
Selling, general and administrative expenses	114,711	7.6	89,489	8.9	221,357	7.5	181,030	9.7
Amortization of intangible assets	9,549	0.6	6,871	0.6	18,943	0.6	13,137	0.7

Operating income	111,147	7.3	57,730	5.7	190,622	6.5	30,814	1.7
Interest expense	(959)	—	(255)	—	(1,543)	(0.1)	(510)	—
Interest income	387	—	249	—	795	—	535	—
Other income (expense), net	(310)	—	199	—	(145)	—	134	—

Income before income taxes	110,265	7.3	57,923	5.7	189,729	6.4	30,973	1.7
Provision for income taxes	40,468	2.7	23,610	2.3	69,938	2.3	12,965	0.7

Net income	69,797	4.6	34,313	3.4	119,791	4.1	18,008	1.0
Less: Net income attributable to noncontrolling interests	4,259	0.3	2,512	0.3	8,546	0.3	3,801	0.2

Net income attributable to common stock	$65,538	4.3%	$31,801	3.1%	$111,245	3.8%	$14,207	0.8%

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues. Revenues increased $505.8 million, or 50.0%, to $1.52 billion for the three months ended June 30, 2012, primarily as a result of overall increases in capital spending by our customers. Electric power infrastructure services revenues increased $347.3 million, or 52.1%, to $1.01 billion and natural gas and pipeline infrastructure services revenues increased $130.3 million, or 62.1%, to $339.9 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, both primarily as a result of increases in the number and size of transmission projects that were ongoing during the current period as compared to the three months ended June 30, 2011. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $27.2 million, or 25.6%, to $133.6 million, primarily as a result of increased customer spending associated with stimulus funded fiber optic network projects. Revenues for the three months ended June 30, 2012 were also favorably impacted by the contribution of approximately $58.5 million in revenues from companies acquired since June 30, 2011.

Gross profit. Gross profit increased $81.3 million, or 52.8%, to $235.4 million for the three months ended June 30, 2012. As a percentage of revenues, gross margin increased to 15.5% for the three months ended June 30, 2012 from 15.2% for the three months ended June 30, 2011. These increases were primarily due to the impact of higher overall revenues earned across all segments during the current period. These improvements also reflect increased contributions during the three months ended June 30, 2012 from higher margin electric transmission projects as compared to electric transmission projects during the three months ended June 30, 2011, partially offset by lower contributions from emergency restoration services during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Also contributing to these increases were higher contributions from natural gas and pipeline infrastructure services due to improved performance in the current period and better absorption of fixed costs as a result of the higher revenues earned.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $25.2 million, or 28.2%, to $114.7 million for the three months ended June 30, 2012. The increase was primarily attributable to $14.4 million in higher salary and incentive compensation costs associated with current levels of operating activity, $5.7 million in additional administrative expenses associated with companies acquired since June 30, 2011 and an increase of $5.2 million in professional fees primarily associated with ongoing legal matters. Selling, general and administrative expenses as a percentage of revenues decreased from 8.9% for the three months ended June 30, 2011 to 7.6% for the three months ended June 30, 2012 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets. Amortization of intangible assets increased $2.7 million to $9.5 million for the three months ended June 30, 2012. This increase is primarily due to increased amortization of intangibles associated with businesses acquired during 2011 and 2012, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $0.7 million to $1.0 million as compared to the three months ended June 30, 2011, primarily due to higher levels of borrowings under the credit facility during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased commitment fees on higher levels of borrowing capacity under the credit facility entered into during the third quarter of 2011.

Interest income. Interest income increased $0.1 million to $0.4 million for the three months ended June 30, 2012. The increase is primarily due to higher interest rates earned for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was partially offset by lower average cash balances during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

Provision for income taxes. The provision for income taxes was $40.5 million for the three months ended June 30, 2012, with an effective tax rate of 36.7%. The provision for income taxes was $23.6 million for the three months ended June 30, 2011, with an effective tax rate of 40.8%. The lower effective tax rate for the three months ended June 30, 2012 was primarily due to higher projected earnings for 2012 as compared to 2011 as well as differences in the proportion of income before taxes earned in our domestic and international jurisdictions.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues. Revenues increased $1.08 billion, or 58.2%, to $2.94 billion for the six months ended June 30, 2012, primarily as a result of overall increases in capital spending by our customers. Electric power infrastructure services revenues increased $714.2 million, or 57.9%, to $1.95 billion and natural gas and pipeline infrastructure services revenues increased $312.3 million, or 80.8%, to $698.8 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. These increases were both primarily as a result of increases in the number and size of transmission projects that were ongoing during the current period as compared to the six months ended June 30, 2011. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $53.8 million, or 28.9%, to $239.6 million, primarily as a result of increased customer spending associated with stimulus funded fiber optic network projects and higher revenues from fiber to cell site and wireless initiatives. Revenues for the six months ended June 30, 2012 were also favorably impacted by the contribution of approximately $100.1 million in revenues from companies acquired since June 30, 2011.

Gross profit. Gross profit increased $205.9 million, or 91.5%, to $430.9 million for the six months ended June 30, 2012. As a percentage of revenues, gross margin increased to 14.6% for the six months ended June 30, 2012 from 12.1% for the six months ended June 30, 2011. These increases were primarily due to the impact of higher overall revenues earned across all segments during the current period as well as overall performance improvements across all segments from the six months ended June 30, 2011. These improvements resulted primarily from increased contributions during the six months ended June 30, 2012 from higher margin electric transmission projects as compared to electric transmission projects during the six months ended June 30, 2011, as well as the impact of losses on certain natural gas transmission pipeline projects during the six months ended June 30, 2011, which were significantly affected by adverse winter weather conditions, project delays and regulatory restrictions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $40.3 million, or 22.3%, to $221.4 million for the six months ended June 30, 2012. The increase was primarily attributable to $21.4 million in higher salary and incentive compensation costs associated with current levels of operating activity, $8.6 million in additional administrative expenses associated with companies acquired since June 30, 2011 and an increase of $7.1 million in professional fees associated with ongoing technology development costs, business development initiatives and certain legal matters. Selling, general and administrative expenses as a percentage of revenues decreased from 9.7% for the six months ended June 30, 2011 to 7.5% for the six months ended June 30, 2012 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets. Amortization of intangible assets increased $5.8 million to $18.9 million for the six months ended June 30, 2012. This increase is primarily due to increased amortization of intangibles associated with businesses acquired during 2011 and 2012, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $1.0 million to $1.5 million for the six months ended June 30, 2012, primarily due to higher levels of borrowings under the credit facility during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 and increased commitment fees on higher levels of borrowing capacity under the credit facility entered into during the third quarter of 2011. The increased commitment fees are due to higher rates and increased unused availability under our current credit facility.

Interest income. Interest income increased $0.3 million to $0.8 million for the six months ended June 30, 2012. The increase is primarily due to higher interest rates earned for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was partially offset by lower average cash balances during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Provision for income taxes. The provision for income taxes was $69.9 million for the six months ended June 30, 2012, with an effective tax rate of 36.9%. The provision for income taxes was $13.0 million for the six months ended June 30, 2011, with an effective tax rate of 41.9%. The lower effective tax rate for the six months ended June 30, 2012 was primarily due to higher projected earnings for 2012 as compared to 2011 as well as differences in the proportion of income before taxes earned in domestic and international jurisdictions.

Segment Results

The following table sets forth revenues and operating income (loss) by segment for the periods indicated. Certain reclassifications have been made to the 2011 operating income (loss) to conform with the 2012 presentation (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenues:
Electric Power	$1,014,423	66.9%	$667,082	66.0%	$1,947,744	66.2%	$1,233,543	66.3%
Natural Gas and Pipeline	339,928	22.4	209,658	20.7	698,788	23.8	386,481	20.8
Telecommunications	133,625	8.8	106,422	10.5	239,578	8.1	185,815	10.0
Fiber Optic Licensing	28,720	1.9	27,752	2.8	55,763	1.9	54,034	2.9

Consolidated revenues	$1,516,696	100.0%	$1,010,914	100.0%	$2,941,873	100.0%	$1,859,873	100.0%

Operating income (loss):
Electric Power	$111,161	11.0%	$69,147	10.4%	$220,485	11.3%	$98,462	8.0%
Natural Gas and Pipeline	15,250	4.5	(1,213)	(0.6)	4,291	0.6	(38,228)	(9.9)
Telecommunications	13,776	10.3	9,028	8.5	22,196	9.3	5,406	2.9
Fiber Optic Licensing	15,218	53.0	13,182	47.5	28,827	51.7	25,217	46.7
Corporate and non-allocated costs	(44,258)	N/A	(32,414)	N/A	(85,177)	N/A	(60,043)	N/A

Consolidated operating income	$111,147	7.3%	$57,730	5.7%	$190,622	6.5%	$30,814	1.7%

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $347.3 million, or 52.1%, to $1.01 billion for the three months ended June 30, 2012. Revenues were positively impacted by increased capital spending by our customers primarily associated with electric power transmission and solar power generation projects during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Revenues for the three months ended June 30, 2012 were also favorably impacted by the contribution of approximately $49.4 million in revenues from companies acquired since June 30, 2011. Partially offsetting these increases was a decrease of approximately $36.2 million in emergency restoration services to $12.7 million for the three months ended June 30, 2012. The higher emergency restoration services revenues during the three months ended June 30, 2011 were primarily due to the severe weather that occurred in the midwest and southeast regions on the United states during that period.

Operating income increased $42.0 million, or 60.8%, to $111.2 million for the three months ended June 30, 2012. Operating income as a percentage of revenues increased to 11.0% for the quarter ended June 30, 2012 from 10.4% for the quarter ended June 30, 2011. These increases were primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs, as well as higher margins earned on certain major transmission projects ongoing during the second quarter of 2012. The increase in operating margins was partially offset by the completion of certain higher margin solar power generation projects in 2011 and a lower proportion of higher margin emergency restoration services performed in 2012 as compared to 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $130.3 million, or 62.1%, to $339.9 million for the three months ended June 30, 2012. The increase in revenues was primarily due to an increase in the number and size of pipeline projects as a result of increased activity during the three months ended June 30, 2012 from pipeline projects related to unconventional shale developments in certain regions of the United States as compared to the three months ended June 30, 2011 when minimal projects were performed in unconventional shale regions. Revenues from distribution services also increased during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily as a result of the incremental contribution of revenues from certain new master service agreements, as well as increased spending by our customers in certain regions of the United States. Revenues were also favorably impacted by the contribution of approximately $9.1 million in revenues from companies acquired since June 30, 2011.

Operating income increased $16.5 million to $15.3 million for the quarter ended June 30, 2012, as compared to an operating loss of $1.2 million for the quarter ended June 30, 2011. Operating income as a percentage of revenues increased to 4.5% for the quarter ended June 30, 2012 from a negative 0.6% for the quarter ended June 30, 2011. The operating income for the quarter ended June 30, 2012 was primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs compared to 2011, as well as improved performance on current period projects compared to the prior year, which was more adversely impacted by significant project losses that resulted from adverse weather conditions, project delays and regulatory restrictions.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $27.2 million, or 25.6%, to $133.6 million for the three months ended June 30, 2012. This increase in revenues is primarily due to an increase in the volume of work associated with stimulus-funded fiber optic network projects and higher revenues from fiber to the cell site and wireless initiatives resulting from increased capital spending by our customers.

Operating income increased $4.7 million to $13.8 million, or 52.6%, for the three months ended June 30, 2012. Operating income as a percentage of revenues increased to 10.3% for the three months ended June 30, 2012 from 8.5% for the three months ended June 30, 2011. These increases were primarily due to the increased demand for services allowing for margin expansion, as well as the increases in revenues associated with the stimulus-funded fiber optic network and fiber to the cell site projects, described above, which also increased this segment’s ability to cover fixed and overhead costs.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $1.0 million, or 3.5%, to $28.7 million for the three months ended June 30, 2012. This increase in revenues was primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $2.0 million, or 15.4%, to $15.2 million for the three months ended June 30, 2012. Operating income as a percentage of revenues for the quarter ended June 30, 2012 increased to 53.0% from 47.5% for the quarter ended June 30, 2011 primarily due to the prior year being impacted by higher network maintenance costs incurred during the three months ended June 30, 2011. Also contributing to the increase in margins was a larger proportion of fiber optic licensing revenues earned during 2012, which bear higher margins than the construction revenues generated by this segment.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2012 increased $11.8 million to $44.3 million. This increase was primarily due to an increase of approximately $5.7 million associated with higher personnel and incentive compensation costs associated with current levels of operating activity, an increase of $2.7 million in amortization expense and an increase of $2.6 million in professional fees associated with ongoing legal matters.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $714.2 million, or 57.9%, to $1.95 billion for the six months ended June 30, 2012. Revenues were positively impacted by increased revenues from electric power transmission projects, solar power generation projects and electric distribution services as a result of increased capital spending by our customers. Revenues for the six months ended June 30, 2012 were also favorably impacted by the contribution of approximately $80.5 million in revenues from companies acquired since June 30, 2011. Revenues from emergency restoration services decreased $20.6 million to $44.7 million. The higher emergency restoration services revenues during the six months ended June 30, 2011 primarily resulted from services performed during the second quarter of 2011 related to severe weather that occurred in the midwest and southeast regions of the United States.

Operating income increased $122.0 million, or 123.9%, to $220.5 million for the six months ended June 30, 2012. Operating income as a percentage of revenues increased to 11.3% for the six months ended June 30, 2012 from 8.0% for the six months ended June 30, 2011. These increases were primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs, as well as higher margins earned on certain major transmission projects ongoing during 2012. The increase in operating margins was partially offset by the completion of certain higher margin solar power generation projects in 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $312.3 million, or 80.8%, to $698.8 million for the six months ended June 30, 2012. The increase in revenues was primarily due to an increase in the number and size of pipeline projects as a result of increased capital spending by our customers along with increased activity during the six months ended June 30, 2012 from pipeline projects related to unconventional shale developments in certain regions of the United States as compared to the six months ended June 30, 2011 when minimal projects were performed in unconventional shale regions. Revenues from distribution services also increased during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily as a result of the incremental contribution of revenues from certain new master service agreements, as well as increased spending by our customers in certain regions of the United States. Revenues were also favorably impacted by the contribution of approximately $19.7 million in revenues from companies acquired since June 30, 2011.

Operating income increased $42.5 million to $4.3 million for the six months ended June 30, 2012, as compared to an operating loss of $38.2 million for the six months ended June 30, 2011. Operating income as a percentage of revenues increased to 0.6% for the six months ended June 30, 2012 from a negative 9.9% for the six months ended June 30, 2011. For the 2011 period, operating margins were negatively impacted primarily by increased costs related to performance issues caused by adverse weather conditions and regulatory restrictions on certain gas transmission projects completed during the first quarter of 2011. In addition, the overall increase in the volume of revenues described above improved this segment’s ability to cover fixed and overhead costs compared to 2011.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $53.8 million, or 28.9%, to $239.6 million for the six months ended June 30, 2012. This increase in revenues is primarily due to an increase in the volume of work associated with stimulus-funded fiber optic network projects and higher revenues from fiber to the cell site initiatives resulting from increased capital spending by our customers.

Operating income increased $16.8 million, or 310.6%, to $22.2 million for the six months ended June 30, 2012. Operating income as a percentage of revenues increased to 9.3% for the six months ended June 30, 2012 from 2.9% for the six months ended June 30, 2011. These increases were primarily due to increases in revenues associated with stimulus-funded fiber optic network projects and fiber to the cell site initiatives that improved this segment’s ability to cover fixed and overhead costs. Also contributing to these increases was the negative impact on operating margins during the first quarter of 2011 from adverse weather conditions that caused productivity slowdowns and increased costs during the period.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $1.7 million, or 3.2%, to $55.8 million for the six months ended June 30, 2012. This increase in revenues was primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $3.6 million, or 14.3%, to $28.8 million for the six months ended June 30, 2012. Operating income as a percentage of revenues for the six months ended June 30, 2012 increased to 51.7% from 46.7% for the six months ended June 30, 2011 primarily due to the prior year being impacted by higher network maintenance costs and higher selling and marketing expenses. Also contributing to the increase in margins was a larger proportion of fiber optic licensing revenues earned during 2012, which bear higher margins than the construction revenues generated by this segment.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2012 increased $25.1 million to $85.2 million. This increase was primarily due to an increase of approximately $11.0 million associated with higher personnel and incentive compensation costs associated with current levels of operating activity, an increase of $5.8 million in amortization expense and an increase of $5.2 million in professional fees associated with ongoing technology development costs, business development initiatives and ongoing legal matters.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $172.9 million as of June 30, 2012, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Capital expenditures are expected to total $200 million to $220 million for 2012. Approximately $40 million to $50 million of the expected 2012 capital expenditures are targeted for the expansion of our fiber optic networks. Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services.

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

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at June 30, 2012. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Sources and Uses of Cash

As of June 30, 2012, we had cash and cash equivalents of $172.9 million and working capital of $1.04 billion. We also had $173.7 million of letters of credit, $39.0 million of outstanding revolving loans outstanding under our credit facility, with $487.3 million available for borrowing or issuing new letters of credit under our credit facility.

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

Operating activities provided net cash to us of $86.3 million during the three months ended June 30, 2012 as compared to $56.2 million during the three months ended June 30, 2011, and operating activities provided net cash to us of $26.1 million during the six months ended June 30, 2012 as compared to $52.0 million during the six months ended June 30, 2011. The increase in operating cash flows for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to increased operating results in the three months ended June 30, 2012. The decrease in operating cash flows for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to increased working capital requirements in 2012 compared to 2011 as a result of an increase in activities on electric power, natural gas and pipeline and telecommunication projects, partially as a result of more favorable overall winter weather conditions during the first quarter of 2012 as compared to the first quarter of 2011.

Investing Activities

During the three months ended June 30, 2012, we used net cash in investing activities of $119.4 million as compared to $85.8 million during the three months ended June 30, 2011. Investing activities during the second quarter of 2012 included $50.0 million used for capital expenditures, partially offset by $6.3 million of proceeds from the sale of equipment. Additionally, investing activities included $26.8 million used in connection with business acquisitions and $48.8 million in equity investment contributions, primarily to HEP. Investing activities during the second quarter of 2011 included $52.2 million used for capital expenditures and a $35.0 million capital contribution to acquire an initial equity interest in HEP, partially offset by $1.4 million of proceeds from the sale of equipment.

During the six months ended June 30, 2012, we used net cash in investing activities of $200.3 million as compared to $120.1 million in the six months ended June 30, 2011. Investing activities in the six months ended June 30, 2012 included $85.3 million used for capital expenditures, partially offset by $7.5 million of proceeds from the sale of equipment. Additionally, investing activities included $68.7 million used in connection with business acquisitions and $53.8 million in equity investment contributions, primarily to HEP. Investing activities in the six months ended June 30, 2011 included $89.7 million used for capital expenditures and the $35.0 million capital contribution to acquire an initial equity interest in HEP, partially offset by $4.6 million of proceeds from the sale of equipment.

Financing Activities

During the three months ended June 30, 2012, net cash provided by financing activities was $32.8 million as compared to $95.4 million used by financing activities during the three months ended June 30, 2011. Borrowings under the credit facility increased by $39.0 million during the three months ended June 30, 2012 primarily due to increased working capital needs associated with the ramp up of domestic projects during the second quarter of 2012. There were no credit facility borrowings during the three and six months June 30, 2011 or during the three months ended March 31, 2012. Financing activities during the second quarter of 2012 also included a $3.7 million cash payments to noncontrolling interests as distributions of joint venture profits. Financing activities during the second quarter of 2011 included $94.5 million in common stock repurchases under our stock repurchase program which was completed in August 2011. The net cash provided by or used in financing activities for the six months ended June 30, 2012 and 2011 is similar to the net cash provided by or used in financing activities for the three month periods ended June 30, 2012 and 2011.

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

As of June 30, 2012, we had approximately $173.7 million of letters of credit and $39.0 million of outstanding borrowings under the credit facility. The remaining $487.3 million was available for borrowings or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all unrestricted cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of June 30, 2012, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. At June 30, 2012, the maximum guaranteed residual value was approximately $150.2 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2012, we had $173.7 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012 and 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB– (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We have also assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of a default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2012, the total amount of outstanding performance bonds was approximately $2.15 billion, and the estimated cost to complete these bonded projects was approximately $436.6 million.

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

Contractual Obligations

As of June 30, 2012, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Long-term debt	$39,000	$—	$—	$—	$—	$39,000	$—
Operating lease obligations	131,253	28,393	35,535	22,022	15,519	10,662	19,122
Equipment purchase commitments	41,273	36,909	4,364	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	27,459	21,444	6,015	—	—	—	—

Total	$238,985	$86,746	$45,914	$22,022	$15,519	$49,662	$19,122

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. Also during 2012, we committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2012, production orders for approximately $36.9 million had been issued with delivery dates expected to occur throughout the remainder of 2012 and $4.4 million issued with delivery dates expected to occur in 2013. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

As of June 30, 2012, the total unrecognized tax benefits related to uncertain tax positions was $52.1 million. We are currently under examination by the Internal Revenue Service for calendar year 2009. Certain subsidiaries are under examination by various state and Canadian tax authorities. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations.

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

We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which our operating units contribute or may contribute in the future are in “endangered,” “seriously endangered,” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be reasonably estimated and is not included in the above table due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2012 and December 31, 2011, the gross amount accrued for insurance claims totaled $189.1 million and $201.2 million, with $142.3 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2012 and December 31, 2011 were $57.6 million and $63.1 million, of which $14.5 million and $9.8 million are included in prepaid expenses and other current assets and $43.1 million and $53.3 million are included in other assets, net.

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

Concentrations of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income we receive from these investments and are likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. As of June 30, 2012, one customer accounted for approximately $185.7 million, or 13.6%, of consolidated billed and accrued accounts receivable. Services provided to this customer primarily relate to our Electric Power Infrastructure Services segment. No customers represented 10% or more of accounts receivable as of December 31, 2011, and no customers represented 10% or more of revenues for the three or six months ended June 30, 2012 or 2011.

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

Also on January 1, 2012, we adopted an update issued by the FASB that eliminates the option to present the components of other comprehensive income only as part of the statement of equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. We now present condensed consolidated statements of comprehensive income as a result of adopting the update.

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

Accounting Standards Not Yet Adopted.

None.

Outlook

We currently see growth opportunities across all of the industries we serve. We are currently experiencing increased activity and spending in each of our segments, and we expect these increases to continue through 2012 and the next several years. However, we and our customers continue to operate in a difficult business environment, with gradual improvement in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance the overall state of their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our long-term opportunities.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion, and new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. We believe these factors reflect strong opportunities for our transmission infrastructure services.

In the recent past, the regulatory environment has affected the timing and scope of certain transmission projects, although certain of these delayed projects are now under construction. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. Throughout 2011 and the first half of 2012, a number of large-scale transmission projects were awarded, and we expect additional awards in 2012 and 2013, indicating that transmission build-out programs by our customers have begun and transmission spending is on the rise. Regulatory and environmental processes and permitting remain a hurdle for some proposed transmission and renewable energy projects, continuing to create uncertainty as to timing on this spending. Timing and scope of these projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. The economic feasibility of renewable energy projects and, therefore, the attractiveness of investment in the projects, may also depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. We anticipate many of these issues to be overcome and spending on transmission projects to be robust over the next few years, resulting in a continued shift over the near- and long-term in our electric power services mix to a greater proportion of high-voltage electric power transmission and substation projects. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2012 and the reasonably foreseeable future. We also anticipate continuing development of renewable energy projects in the near-term, primarily utility-scale solar facilities, creating increased opportunities for our engineering, procurement and construction services for these projects as developers have taken advantage of the Section 1603 tax grant which expired on December 31, 2011.

With respect to our electric power distribution services, we saw a slowdown in spending by our customers on their distribution systems in 2009 and 2010, which we believe was due primarily to adverse economic conditions. Some increase in distribution spending occurred throughout 2011 and into 2012 despite continued economic and election-year political uncertainties. However, as a result of reduced spending by utilities on their distribution systems for the past few years, we believe there is a growing need for utilities to resume sustained investment on their distribution systems to properly maintain the system and to meet reliability requirements. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009 (ARRA), as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. In 2011, the Federal Energy Regulatory Commission (FERC) issued Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000, which was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A, will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Changes in and developing environmental regulation concerning existing and future fossil power generation plants are expected to cause the retirement of old coal generation facilities or the upgrade of older coal generation facilities to comply with new environmental and emission rules. It is anticipated that much of the electricity previously generated from the coal generation facilities retired over the coming years will be replaced by newly developed natural gas generation facilities. We believe this “coal to gas” generation dynamic may require old transmission lines to be upgraded, rebuilt or replaced with higher voltage transmission infrastructure and may also require new transmission infrastructure to be built to interconnect new natural gas fired generation facilities developed in different locations relative to the retired coal fired generation facilities. Certain aspects of the ARRA have also provided various incentives, such as tax credits, grants and loan guarantees, for renewable energy, energy efficiency and electric power infrastructure projects, although the feasibility of similar projects in the future will be affected when or if these incentives are no longer in effect. The benefits of pending or proposed legislation could also be impacted by the timing and scope of such legislation if and when enacted.

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

Natural Gas and Pipeline Infrastructure Services Segment

We see strong potential growth opportunities over the near- and long-term in our natural gas and pipeline operations, primarily in the installation and maintenance of transmission pipelines, gathering systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands, which will require the construction of transmission pipeline infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for the United States will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of transmission pipeline and gathering system infrastructure services in North America will allow us to capitalize on these opportunities.

The natural gas and oil industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids as well as oil prices. In the past, these dynamics have negatively impacted the development of natural resources and related infrastructure such as when these prices have declined or remained depressed for sustained periods. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes have caused delays in some transmission pipeline projects. During 2011, we participated in numerous bidding opportunities for transmission pipeline projects, but some of these projects were delayed due to permitting challenges and heightened environmental scrutiny. However, several delayed projects were awarded and began to move toward construction in the latter part of 2011, and similar activity has continued into 2012.

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

A number of large transmission pipeline projects are proposed from the Canadian oil sands and U.S. shale developments to refineries that would likely begin construction in 2013 and 2014. These projects are still in the relatively early stages and have not yet materialized into contract awards to the pipeline construction industry, and there is risk that this scenario may not materialize. However, these proposed transmission pipeline development plans are encouraging and should things develop favorably, could create a strong transmission pipeline market in 2013 and 2014 for us and the industry. We believe we will gain more visibility into this evolving dynamic as we move through the remainder of this year and into the first half of 2013.

To address some of the cyclicality of the transmission pipeline business, we have diversified our service offerings for the segment by focusing on midstream gathering infrastructure opportunities. We have increased our presence in areas where unconventional shale formations are located, including through the establishment of offices in several areas, to better position us to successfully pursue projects associated with midstream gathering infrastructure development. The relatively consistent nature of this work could offset some of the cyclical nature of the transmission pipeline business while also providing us growth opportunities. We see steady activity and more opportunities in the liquid-rich unconventional shales and are, therefore, strategically focusing our efforts to provide services for midstream gathering systems in these shales.

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

Overall, we are optimistic about this segment’s performance in the future. We continue to believe that transmission pipeline opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity and gathering system opportunities, and to restructure our gas distribution operations to improve margins. We believe these measures, together with the potential for transmission pipeline opportunities, will position us for profitable growth in this segment over the long-term.

Telecommunications Infrastructure Services Segment

Our telecommunications services operations continue to benefit from opportunities related to stimulus funding for broadband deployment to underserved areas. Awardees of stimulus funds have generally been required to file environmental impact statements, the approval of which delayed projects in the past. Most of the projects have received approvals and are moving forward with construction. As awardees receive their environmental impact permits and ARRA funding, projects are being rapidly deployed to meet stimulus deadlines that require completion of projects within three years, which will extend through 2013 for many projects. We anticipate this deployment schedule will increase spending for telecommunications services through 2013. We also anticipate that some of our customers that received stimulus funding will continue to expand their networks after they complete the development of the portion of their networks that were financially supported by stimulus funding. It is too early to determine the opportunity for additional network spending by these customers, but we view this outlook as positive for our operations. In addition, in November 2011, as part of the Federal Communications Commission’s (FCC) reform efforts of the Universal Service Fund (USF), the FCC created the Connect America Fund (CAF), which reallocates up to $1.8 billion per year through 2017 of the USF’s funding towards the development of broadband networks in unserved areas in the United States. It is believed that companies that choose to use this funding to develop broadband networks in these markets will supplement the funding with capital obtained from the private markets. We anticipate that this new initiative could present additional opportunities for our operations in this segment.

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

Conclusion

We continue to see growth opportunities in all of the industry segments we serve, despite continuing negative effects from restrictive regulatory requirements and challenging economic conditions, which caused spending by our customers to decline in 2009 and remain slow through 2010 and portions of 2011. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects in the past and may do so in the future, which could delay, reduce or suspend future projects if funding is not available.

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

We believe that we are one of the largest full-service providers of natural gas and oil pipeline infrastructure services in North America, which positions us to leverage opportunities driven by the development and production of resources from unconventional shale developments and the Canadian oil sands. Development activity for gathering system infrastructure in liquid-rich shales is strong, and there are early indications that demand for our transmission pipeline services could increase significantly in 2013 and 2014. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, will create attractive growth potential for us and also further diversify the services provided by our Natural Gas and Pipeline Infrastructure Services segment. As a result, we expect additional opportunities and improved results in this segment in 2012 as compared to 2011.

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

Demand for our telecommunications infrastructure services is increasing primarily as a result of construction activities related to projects funded by ARRA stimulus funds and fiber to the cell site initiatives by wireless carriers. The reallocation in USF funding through 2017 to the development of broadband networks in unserved markets should also create growth opportunities for our telecommunications infrastructure services over that same period. Deployment of 4G and LTE wireless technologies is in the early stages and is also anticipated to increase demand for our services in the near- and long-term. As new technologies emerge in the future for communications and digital services such as voice, video, data and telecommunications, we expect service providers to work quickly to deploy fast, next-generation fiber and wireless networks, and we are and believe we will continue to be recognized as a key partner in deploying these services.

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

Capital expenditures for 2012 are expected to be between $200 million to $220 million, of which approximately $40 million to $50 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2012 capital expenditures to be funded substantially through internal cash flows and cash on hand.

We continue to evaluate potential strategic acquisitions and investments to broaden our customer base, expand our geographic area of operation, grow our portfolio of services and increase opportunities across our operations. We believe that additional attractive acquisition candidates exist primarily as a result of the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints, and the desire of owners for liquidity. We also believe that our financial strength and experienced management team are attractive to acquisition candidates.

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

•

Risks relating to the potential unavailability or cancellation of third party insurance, the exclusion of coverage for certain losses, and potential increases in premiums for coverage deemed beneficial to us;

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

•	The adverse impact of impairments of goodwill and other intangible assets or investments;

•	Our growth outpacing our decentralized management infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations and on our ability to complete future acquisitions;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors or equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

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

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk other than our credit facility borrowings. Based on our June 30, 2012 credit facility borrowings balance of $39.0 million, a 100 basis point change in prevailing market rates would cause our annual interest cost to change by approximately $0.4 million.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at June 30, 2012.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

Unregistered Sales of Equity Securities

During the second quarter of 2012, we completed one acquisition in which some of the consideration consisted of the issuance of unregistered shares of our common stock. On April 12, 2012, we acquired Service Electric, an electric power infrastructure services company with operations primarily in the Southeastern United States, for aggregate consideration consisting of approximately $26.2 million in cash and assumed debt and 662,426 shares of our common stock.

Such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the shares were issued to the owner of the business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2012	—		—	—
May 1-31, 2012	3,588	(1)	$22.70	—
June 1-30, 2012	—		$—	—

Total	3,588			—	$—

(1)	Represents shares withheld by Quanta from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards pursuant to the 2007 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated May 19, 2011 (previously filed as Exhibit 3.4 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

10.1+	—	Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.7 to the Company’s Form 10-Q (No. 001-13831) filed May 9, 2012 and incorporated herein by reference)

10.2*	—	Joinder and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc. and the other Indemnitors identified therein (filed herewith)

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document
101 SCH*		XBRL Taxonomy Extension Schema Document
101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*		XBRL Taxonomy Extension Label Linkbase Document
101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen, Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2012

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated May 19, 2011 (previously filed as Exhibit 3.4 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

10.1+	—	Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.7 to the Company’s Form 10-Q (No. 001-13831) filed May 9, 2012 and incorporated herein by reference)

10.2*	—	Joinder and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc. and the other Indemnitors identified therein (filed herewith)

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document
101 SCH*		XBRL Taxonomy Extension Schema Document
101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*		XBRL Taxonomy Extension Label Linkbase Document
101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith