Form 10-Q
period 2012-09-30
QUANTA SERVICES INC
filed 2012-11-07
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the number of outstanding shares of Common Stock of the Registrant was 220,815,152. As of the same date, 3,909,110 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$128,210	$315,349
Accounts receivable, net of allowances of $5,594 and $3,763	1,441,021	1,066,273
Costs and estimated earnings in excess of billings on uncompleted contracts	378,958	206,159
Inventories	55,916	71,416
Prepaid expenses and other current assets	132,322	105,957

Total current assets	2,136,427	1,765,154
Property and equipment, net of accumulated depreciation of $582,959 and $519,808	1,057,046	971,696
Other assets, net	191,896	153,830
Other intangible assets, net of accumulated amortization of $194,607 and $164,401	199,085	207,224
Goodwill	1,670,816	1,601,210

Total assets	$5,255,270	$4,699,114

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$19	$56
Accounts payable and accrued expenses	771,506	618,925
Billings in excess of costs and estimated earnings on uncompleted contracts	153,827	162,095

Total current liabilities	925,352	781,076
Long-term debt	125,000	—
Deferred income taxes	250,351	233,644
Insurance and other non-current liabilities	284,323	295,131

Total liabilities	1,585,026	1,309,851

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 220,820,903 and 217,479,462 shares issued, and 209,255,389 and 206,203,005 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,276,642	3,216,206
Retained earnings	569,170	361,527
Accumulated other comprehensive income	19,771	710
Treasury stock, 11,565,514 and 11,276,457 common shares, at cost	(202,686)	(196,493)

Total stockholders’ equity	3,662,899	3,381,952
Noncontrolling interests	7,345	7,311

Total equity	3,670,244	3,389,263

Total liabilities and equity	$5,255,270	$4,699,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,685,201	$1,250,819	$4,627,074	$3,110,692
Cost of services (including depreciation)	1,404,767	1,056,129	3,915,718	2,691,021

Gross profit	280,434	194,690	711,356	419,671
Selling, general and administrative expenses	124,276	92,414	345,633	273,444
Amortization of intangible assets	10,504	8,295	29,447	21,432

Operating income	145,654	93,981	336,276	124,795
Interest expense	(967)	(738)	(2,510)	(1,248)
Interest income	384	226	1,179	761
Other income (expense), net	1,138	(528)	993	(394)

Income before income taxes	146,209	92,941	335,938	123,914
Provision for income taxes	45,353	37,341	115,291	50,306

Net income	100,856	55,600	220,647	73,608
Less: Net income attributable to noncontrolling interests	4,458	3,606	13,004	7,407

Net income attributable to common stock	$96,398	$51,994	$207,643	$66,201

Earnings per share attributable to common stock:
Basic earnings per share	$0.45	$0.25	$0.98	$0.31

Diluted earnings per share	$0.45	$0.25	$0.98	$0.31

Shares used in computing earnings per share:
Weighted average basic shares outstanding	213,150	210,583	212,564	213,400

Weighted average diluted shares outstanding	213,242	210,692	212,650	214,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$100,856	$55,600	$220,647	$73,608
Other comprehensive income (loss), net of tax benefit (provision):
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	22,289	(28,643)	19,047	(19,648)
Other, net of tax of $1, $0, $3 and $0	4	—	14	—

Other comprehensive income (loss)	22,293	(28,643)	19,061	(19,648)

Comprehensive income	123,149	26,957	239,708	53,960
Less: Comprehensive income attributable to noncontrolling interests	4,458	3,606	13,004	7,407

Total comprehensive income attributable to Quanta stockholders	$118,691	$23,351	$226,704	$46,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net income	$100,856	$55,600	$220,647	$73,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	32,443	29,135	94,086	86,499
Amortization of intangible assets	10,504	8,295	29,447	21,432
Equity in earnings of unconsolidated affiliate	(1,308)	—	(1,308)	—
Amortization of debt issuance costs	228	182	678	419
Amortization of deferred revenues	(2,523)	(2,776)	(7,663)	(8,624)
Gain (loss) on sale of property and equipment	(253)	510	(858)	444
Foreign currency loss	243	700	617	901
Provision for doubtful accounts	468	19	2,827	855
Deferred income tax provision	9,118	11,683	12,037	21,775
Non-cash stock-based compensation	7,138	4,716	21,713	16,210
Tax impact of stock-based equity awards	66	303	24	(1,227)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(302,085)	(196,598)	(347,500)	(251,882)
Costs and estimated earnings in excess of billings on uncompleted contracts	(25,267)	(19,466)	(169,755)	7,444
Inventories	2,003	(11,150)	17,803	(21,445)
Prepaid expenses and other current assets	(27,213)	28,119	(17,518)	2,647
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	132,076	102,854	129,748	107,935
Billings in excess of costs and estimated earnings on uncompleted contracts	5,068	30,063	(10,911)	39,321
Other, net	(1,332)	(1,404)	(3,823)	(3,557)

Net cash provided by (used in) operating activities	(59,770)	40,785	(29,709)	92,755

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,326	4,797	9,781	9,380
Additions of property and equipment	(71,056)	(43,077)	(160,355)	(132,769)
Cash paid for acquisitions, net of cash acquired	—	(53,933)	(68,727)	(53,933)
Payments to acquire equity method investment	—	—	(53,750)	(35,000)
Cash paid for other investments	—	(4,000)	—	(4,000)
Cash paid for other intangibles	(1,541)	(455)	(1,541)	(455)

Net cash used in investing activities	(70,271)	(96,668)	(274,592)	(216,777)

Cash Flows from Financing Activities:
Borrowings under credit facility	425,540	—	775,160	—
Payments under credit facility	(339,540)	—	(650,160)	—
Proceeds from other long-term debt	—	318	—	4,343
Payments on other long-term debt	(14)	(1,470)	(47)	(5,646)
Debt issuance and amendment costs	—	(4,005)	—	(4,005)
Distributions to noncontrolling interests	(6,733)	—	(12,970)	(471)
Tax impact of stock-based equity awards	(66)	(303)	(24)	1,227
Exercise of stock options	649	60	1,573	555
Repurchase of common stock	—	(55,081)	—	(149,547)

Net cash provided by (used in) financing activities	79,836	(60,481)	113,532	(153,544)

Effect of foreign exchange rate changes on cash and cash equivalents	5,547	(6,180)	3,630	(3,817)
Net decrease in cash and cash equivalents	(44,658)	(122,544)	(187,139)	(281,383)
Cash and cash equivalents, beginning of period	172,868	380,382	315,349	539,221

Cash and cash equivalents, end of period	$128,210	$257,838	$128,210	$257,838

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(752)	$(120)	$(1,532)	$(446)
Income taxes paid	$(40,255)	$(880)	$(111,179)	$(6,890)
Income tax refunds	$384	$111	$2,677	$2,900

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

Acquisitions

During the second quarter of 2012, Quanta completed the acquisition of an electric power infrastructure services company with operations primarily in the Southeastern United States. During the first quarter of 2012, Quanta completed three business acquisitions, which included an electric power infrastructure services company and a natural gas and pipeline infrastructure services company based in the United States and an electric power infrastructure services company based in Canada. Additionally, during the fourth quarter of 2011, Quanta completed a business acquisition of an electric power infrastructure services company based in the United States. During the third quarter of 2011, Quanta completed four business acquisitions, which included three electric power infrastructure service companies based in Canada and one natural gas and pipeline infrastructure services company in Australia. The results of these acquisitions have been included in the condensed consolidated financial statements as of their respective acquisition dates.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are used primarily in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and the calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made in prior year’s segment disclosures to conform to classifications used in the current year.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $128.2 million and $315.3 million as of September 30, 2012 and December 31, 2011. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At September 30, 2012 and December 31, 2011, cash equivalents were $16.5 million and $165.9 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of September 30, 2012 and December 31, 2011, cash and cash equivalents held in domestic bank accounts were approximately $2.2 million and $230.9 million, and cash and cash equivalents held in foreign bank accounts were approximately $126.0 million and $84.4 million.

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Under certain circumstances such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect its ability to collect amounts due from them. As of September 30, 2012 and December 31, 2011, Quanta had total allowances for doubtful accounts of approximately $5.6 million and $3.8 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of September 30, 2012 and December 31, 2011 were approximately $205.7 million and $117.1 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of September 30, 2012 and December 31, 2011 were $23.2 million and $28.3 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date, costs have been incurred but are yet to be billed under cost-reimbursement type contracts, or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At September 30, 2012 and December 31, 2011, the balances of unbilled receivables included in accounts receivable were approximately $193.0 million and $140.8 million.

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

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2011, a goodwill impairment analysis was performed for each of Quanta’s reporting units, which indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2011 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2011 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

Quanta’s intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology, all subject to amortization, along with other intangible assets not subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to Quanta’s business plan, income taxes and required rates of return. Quanta values backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Investments in Affiliates and Other Entities

In the normal course of business, Quanta enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Quanta in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity participation. These investments may also include Quanta’s participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities, or other strategic financing arrangements. Quanta determines whether such investments involve a variable interest entity (VIE) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Quanta is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When Quanta is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. In cases where Quanta determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Quanta’s ownership interest in the unincorporated entity.

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

On June 22, 2011, Quanta acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Quanta contributed an additional $52.3 million in the aggregate to HEP in March and April 2012 toward the acquisition of 45,435 Class D units of HEP. Howard Midstream Energy Partners, LLC, used the proceeds of Quanta’s investment, together with capital contributed by other third party investors, to purchase additional pipeline assets in the Eagle Ford shale region. As a result of this transaction and the other third party investments in HEP, Quanta’s total equity ownership interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%. Quanta accounts for this investment using the equity method of accounting.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2012 and December 31, 2011, Quanta had approximately $206.6 million and $77.3 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The Fiber Optic Licensing segment constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of September 30, 2012 and December 31, 2011, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $45.8 million and $47.4 million and are recognized as deferred revenue, with $36.9 million and $38.3 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at September 30, 2012 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2012	$22,848
2013	79,240
2014	58,997
2015	37,615
2016	29,042
Thereafter	143,137

Fixed non-cancelable minimum licensing revenues	$370,879

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

Quanta records reserves for income taxes related to certain tax positions in those instances where Quanta considers it more likely than not that additional taxes may be due in excess of amounts reflected on income tax returns filed. When recording reserves for expected tax consequences of uncertain positions, Quanta assumes that taxing authorities have full knowledge of the position and all relevant facts. Quanta continually reviews exposure to additional tax obligations, and as further information is known or events occur, changes in tax reserves may be recorded. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified in the provision for income taxes.

As of September 30, 2012, the total amount of unrecognized tax benefits relating to uncertain tax positions was $48.2 million, an increase from December 31, 2011 of $0.8 million. This increase in unrecognized tax benefits results from a $10.0 million increase primarily due to the tax positions expected to be taken for 2012, partially offset by a $9.2 million decrease primarily due to the expiration of certain statutes of limitations for the 2008 tax year. Although the Internal Revenue Service completed its examination related to calendar year 2009 during the nine months ended September 30, 2012, certain subsidiaries remain under examination by various state and Canadian tax authorities, for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.1 million as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations.

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

Comprehensive Income

Components of comprehensive income include all changes in equity during a period except those resulting from changes in Quanta’s capital related accounts. Quanta records other comprehensive income (loss), net of tax, for foreign currency translation adjustments related to its foreign operations and for other revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amount of the credit facility borrowings also approximates fair value since borrowings under the credit facility bear interest at rates substantially the same as current market rates for loans with similar maturities. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at September 30, 2012 and December 31, 2011, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

Accounting Standards Not Yet Adopted

In July 2012, the FASB issued an update that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. If, based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of its indefinite-lived intangible assets is less than their carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Quanta does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

On March 1, 2012, Quanta acquired Phasor Engineering, Inc. (Phasor), which provides engineering, procurement, construction, testing and maintenance services in Western Canada. The aggregate consideration paid consisted of approximately $2.9 million in cash and 87,963 shares of Quanta common stock valued at approximately $1.7 million. As this transaction was effective March 1, 2012, the results of the acquired business have been included in Quanta’s consolidated financial statements beginning on such date. This acquisition enables Quanta to further enhance its engineering service offerings. The financial results of Phasor will generally be included in Quanta’s Electric Power Infrastructure Services segment.

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

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2012 and 2011 acquisitions strategically expanded Quanta’s Canadian service offering, added an Australian service offering and enhanced its domestic electric power and natural gas and pipeline services offerings, which Quanta believes contributed to the recognition of the goodwill. In connection with the 2012 acquisitions, goodwill of $57.5 million was recorded for reporting units included within Quanta’s electric power division and $7.3 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at September 30, 2012. In connection with the 2011 acquisitions, goodwill of $34.9 million was recorded for reporting units included within Quanta’s electric power division and $8.9 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at December 31, 2011. Goodwill of approximately $52.9 million and $13.1 million is expected to be deductible for income tax purposes related to the businesses acquired in 2012 and 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,685,201	$1,291,979	$4,640,635	$3,261,170
Gross profit	$280,434	$204,946	$713,312	$462,488
Selling, general and administrative expenses	$124,276	$97,051	$346,761	$291,534
Amortization of intangible assets	$10,504	$10,735	$29,536	$30,984
Net income attributable to common stock	$96,398	$54,082	$208,028	$76,581
Earnings per share attributable to common stock:
Basic	$0.45	$0.25	$0.98	$0.35
Diluted	$0.45	$0.25	$0.98	$0.35

The pro forma combined results of operations for the nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2012 acquisitions as if they occurred January 1, 2011. The pro forma combined results of operations for the three and nine months ended September 30, 2011 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2011 acquisitions as if they occurred January 1, 2010. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 and 2011 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2012 and 2011 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of approximately $35.5 million and loss before income taxes of approximately $0.7 million are included in Quanta’s condensed consolidated results of operations for the three months ended September 30, 2012 related to the four 2012 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $60.2 million and loss before income taxes of approximately $0.1 million are included in Quanta’s condensed consolidated results of operations for the nine months ended September 30, 2012 related to the four 2012 acquisitions following their respective dates of acquisition.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Telecommunications Division	Total
Balance at December 31, 2011:
Goodwill	$988,702	$113,598	$562,174	$1,664,474
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	988,702	113,598	498,910	1,601,210
Goodwill acquired during 2012	57,451	7,328	—	64,779
Foreign currency translation related to goodwill	4,854	(27)	—	4,827

Balance at September 30, 2012
Goodwill	1,051,007	120,899	562,174	1,734,080
Accumulated impairment	—	—	(63,264)	(63,264)

Goodwill, net	$1,051,007	$120,899	$498,910	$1,670,816

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

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2011		Nine Months Ended September 30, 2012			As of September 30, 2012
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$171,893	$(38,158)	$(8,731)	$5,311	$1,102	$131,417	11.4
Backlog	121,779	(101,153)	(14,560)	4,906	415	11,387	1.5
Trade names	29,661	(1,948)	(793)	2,768	195	29,883	27.5
Non-compete agreements	27,414	(17,604)	(3,914)	1,926	140	7,962	3.2
Patented rights and developed technology	16,378	(5,538)	(1,449)	4,561	(16)	13,936	7.0

Total intangible assets subject to amortization	367,125	(164,401)	(29,447)	19,472	1,836	194,585	12.7
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$371,625	$(164,401)	$(29,447)	$19,472	$1,836	$199,085	N/A

Amortization expense for intangible assets was $10.5 million and $8.3 million for the three months ended September 30, 2012 and 2011 and $29.4 million and $21.4 million for the nine months ended September 30, 2012 and 2011. The estimated future aggregate amortization expense of intangible assets as of September 30, 2012 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
Remainder of 2012	$9,142
2013	20,966
2014	18,903
2015	16,555
2016	15,673
Thereafter	113,346

Total	$194,585

6.    PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are illustrated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME:
Net income attributable to common stock	$96,398	$51,994	$207,643	$66,201

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	213,150	210,583	212,564	213,400
Effect of dilutive stock options	92	109	86	128
Effect of shares in escrow	—	—	—	527

Weighted average shares outstanding for diluted earnings per share	213,242	210,692	212,650	214,055

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. For the three and nine months ended September 30, 2012 and 2011, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011.

7.    DEBT OBLIGATIONS:

Credit Facility

Quanta has a credit agreement with various lenders that provides for a $700.0 million senior secured revolving credit facility maturing on August 2, 2016. The entire amount of the facility is available for the issuance of letters of credit. Up to $100.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Quanta entered into the credit agreement on August 2, 2011, which amended and restated its prior credit agreement.

As of September 30, 2012, Quanta had approximately $179.3 million of letters of credit issued under the credit facility and $125.0 million of outstanding borrowings under the credit facility. The remaining $395.7 million was available for borrowings or issuing new letters of credit. Information on credit facility borrowings during the three months ended September 30, 2012 and the applicable interest rates is as follows (dollars in thousands):

Three Months Ended September 30, 2012
Maximum amount outstanding during the period	$171,520
Average daily credit facility borrowings	$49,987
Weighted-average interest rate	3.4%

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of September 30, 2012, Quanta was in compliance with all of the covenants in the credit agreement.

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

Treasury Stock

Under the stock incentive plans described in Note 9, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock by having Quanta make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, Quanta withheld 289,057 and 279,565 shares of Quanta common stock during the nine months ended September 30, 2012 and 2011, with a total market value of $6.2 million and $6.2 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

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

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $4.5 million and $3.6 million for the three months ended September 30, 2012 and 2011 and $13.0 million and $7.4 million for the nine months ended September 30, 2012 and 2011. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in the variable interest entities which it consolidates was approximately $7.3 million and $7.3 million at September 30, 2012 and December 31, 2011. The carrying value of investments held by the noncontrolling interests in these variable interest entities at September 30, 2012 and December 31, 2011 was $7.3 million and $7.3 million. During the three months ended September 30, 2012 and 2011, distributions to noncontrolling interests were $6.7 million and $0.0 million. During the nine months ended September 30, 2012 and 2011, distributions to noncontrolling interests were $13.0 million and $0.5 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the nine months ended September 30, 2012 or 2011. See Note 10 for further disclosures related to Quanta’s joint venture arrangements.

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

During the three months ended September 30, 2012 and 2011, Quanta granted 24,681 and 189,914 shares of restricted stock under the Plans with a weighted average grant date fair value of $24.31 and $17.84. During the nine months ended September 30, 2012 and 2011, Quanta granted 1.3 million and 1.1 million shares of restricted stock under the Plans with a weighted average grant date fair value of $21.74 and $21.41. Additionally, during the three months ended September 30, 2012 and 2011, 44,598 and 5,081 shares of restricted stock vested, with an approximate fair value at the time of vesting of $1.1 million and $0.1 million. During the nine months ended September 30, 2012 and 2011, 1.0 million and 0.9 million shares of restricted stock vested, with an approximate fair value at the time of vesting of $20.8 million and $20.1 million.

As of September 30, 2012, there was approximately $29.8 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.85 years.

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

Compensation expense related to RSUs was $0.5 million and $0.2 million for the three months ended September 30, 2012 and 2011 and $1.3 million and $0.8 million for the nine months ended September 30, 2012 and 2011. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid nominal amounts to settle liabilities related to RSUs in the three months ended September 30, 2012 and 2011 and $0.3 million and $0.1 million to settle liabilities in the nine months ended September 30, 2012 and 2011. Liabilities recorded for the estimated earned value of the RSUs outstanding were $1.5 million and $0.5 million at September 30, 2012 and December 31, 2011.

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of September 30, 2012 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2012	$16,661
2013	43,268
2014	23,965
2015	17,221
2016	11,332
Thereafter	20,121

Total minimum lease payments	$132,568

Rent expense related to operating leases was approximately $24.3 million and $30.9 million for the three months ended September 30, 2012 and 2011 and approximately $72.4 million and $86.1 million for the nine months ended September 30, 2012 and 2011.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2012, the maximum guaranteed residual value was approximately $198.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of September 30, 2012, Quanta estimates these committed capital expenditures to be approximately $10.1 million for the period October 1, 2012 through December 31, 2012 and $10.6 million in 2013. Also during the nine month period ended September 30, 2012, Quanta committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2012, production orders for approximately $7.8 million had been issued with delivery dates expected to occur throughout the remainder of 2012 and $11.5 million had been issued with delivery dates expected to occur in 2013. Although Quanta has committed to the purchase of these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, which will release Quanta from its capital commitment.

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

California Fire Litigation — San Diego County. On June 18, 2010, PAR Electrical Contractors, Inc. (PAR), a wholly owned subsidiary of Quanta, was named as a third party defendant in four lawsuits in California state court in San Diego County, California, all of which arise out of a wildfire in the San Diego area that started on October 21, 2007, referred to as the Witch Creek fire. The California Department of Forestry and Fire Protection issued a report concluding that the Witch Creek fire was started when the conductors of a three phase 69kV transmission line, known as TL 637, owned by San Diego Gas & Electric (SDG&E), touched each other, dropping sparks on dry grass. The Witch Creek fire, together with another wildfire referred to as the Guejito fire that allegedly merged with the Witch Creek fire, burned a reported 198,000 acres, over 1,500 homes and structures and is alleged to have caused two deaths and numerous personal injuries.

Numerous lawsuits have been filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a direct defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant, seeking contractual and equitable indemnification for losses related to the Witch Creek fire. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. While Quanta does not believe that the work done by PAR was the cause of the contact between the conductors, PAR notified its various insurers of the claims. All but one of the insurers contested coverage. On August 5, 2011, PAR and Quanta filed a lawsuit in California state court against those insurers seeking a determination that coverage exists under the policies.

On November 5, 2012, PAR, Quanta, PAR’s insurers and SDG&E entered into a mutual settlement agreement pursuant to which SDG&E agreed to release PAR, Quanta and PAR’s insurers in exchange for payment by PAR’s insurers of a negotiated settlement amount and payment by PAR of $33.8 million, of which $7.5 million was previously expensed and $26.3 million will be funded by an insurer as part of the previously recorded $35.0 million liability and corresponding insurance recovery receivable associated with a reimbursement-type policy. In the settlement, one other insurer reserved its rights to contest coverage and seek reimbursement from PAR of the $25.0 million this insurer will pay to SDG&E as part of the settlement. As such, PAR and Quanta have not released this insurer from the coverage lawsuit filed in California state court. PAR intends to vigorously pursue its actions for coverage against the insurer if the insurer asserts a claim for reimbursement.

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

On August 3, 2012, the USDA filed suit in the United States District Court, Eastern District of California, against Quanta, its subsidiary and PG&E, seeking unspecified damages for fire suppression costs, rehabilitation and restoration expenses, and loss of timber, habitat and environmental values, among other things, including recovery of fees and expenses. However, the parties had been exchanging information on an informal basis, and Quanta believes they will continue to work toward resolution of the matter. The amount of damages or penalties ultimately sought by the USDA could be substantially more or less than the $59.8 million identified to date by the USDA.

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

National Gas Company of Trinidad and Tobago Arbitration. On October 1, 2010, Mears Group, Inc. (Mears), a wholly owned subsidiary of Quanta, filed a request for arbitration with the International Chamber of Commerce (ICC) in London against the National Gas Company of Trinidad and Tobago (NGC). The request for arbitration arises out of a contract between Mears and NGC for horizontal directional drilling (HDD) services in connection with a shore approach of a natural gas pipeline. During pullback of the pipeline, a component on the drill rig operated by Mears failed, and the pipeline was lodged downhole. Subsequent efforts to salvage the pipeline by NGC, Mears, and other parties failed to dislodge the pipeline. NGC subsequently hired a separate HDD contractor to complete reworks.

Mears alleges breach of contract, among other things, and seeks recovery for works performed, standby costs, demobilization costs, and other expenses, totaling approximately $16.5 million, including taxes, and additionally seeks recovery of pre-judgment interest and attorneys’ fees and expenses. Mears contends in the arbitration that NGC breached the contract between the parties by providing a pipeline with insufficient buoyancy, weighing significantly more than the weight specified in the contract. In addition, Mears argues that NGC failed to provide a contractually required builders all-risk insurance policy naming Mears as an additional insured, which would have covered losses associated with a pullback failure. Moreover, Mears asserts that NGC agreed to indemnify Mears for losses to NGC’s equipment for events occurring during the project, and that any recovery by NGC is therefore barred.

NGC counterclaimed in the arbitration, asserting that Mears breached the contract and performed negligently by failing to provide a drilling component capable of withstanding loads during pullback and providing a hole of insufficient cleanliness such that debris and other materials contributed to excess forces experienced during Mears’ pullback of the pipeline. NGC seeks recovery for the costs of the salvage operations, the cost of the reworks, as well as other costs, totaling approximately $79.5 million, and additionally seeks recovery of pre-judgment interest and attorneys’ fees and expenses.

The arbitration hearings were completed during the third quarter of 2012, but no decision has been reached. Mears believes that it provided a hole of sufficient cleanliness, that its drilling components were fit for the purposes intended under the contract, and that pullback would not have failed had NGC provided a pipeline conforming to contractual weight specifications. Thus, Mears continues to vigorously pursue its claims and defend NGC’s counterclaims, and Mears believes it will prevail in the arbitration. Mears also notified its insurers of the counterclaims, and although coverage was denied, Mears is continuing to pursue its insurers for coverage. Due to the nature of these claims, however, an adverse result in these proceedings could result in a significant uninsured loss that could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income Quanta receives from these investments and are likely to continue to do so in the future. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, Quanta may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. As of September 30, 2012, one customer accounted for approximately $192.7 million, or 11.4%, of consolidated billed and accrued accounts receivable. Substantially all of this balance relates to one contract with this customer and is composed primarily of certain contract change orders for which the customer acceptance process is ongoing. See further discussion of contract change orders in the Revenue Recognition section of Note 2. The services provided to this customer relate primarily to Quanta’s electric power infrastructure services segment. No customers represented 10% or more of consolidated billed and accrued accounts receivable as of December 31, 2011, and no customers represented 10% or more of revenues for the three or nine months ended September 30, 2012 or 2011.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2012 and December 31, 2011, the gross amount accrued for insurance claims totaled $189.0 million and $201.2 million, with $143.6 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2012 and December 31, 2011 were $56.5 million and $63.1 million, of which $14.6 million and $9.8 million are included in prepaid expenses and other current assets and $41.9 million and $53.3 million are included in other assets, net.

Quanta renews its insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel Quanta’s coverage or determine to exclude certain items from coverage, or Quanta may elect not to obtain certain types or incremental levels of insurance if it believes that the cost to obtain such coverage exceeds the additional benefits obtained. In any such event, Quanta’s overall risk exposure would increase, which could negatively affect its results of operations, financial condition and cash flows.

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

As of September 30, 2012, Quanta had $179.3 million in letters of credit outstanding under its credit facility, primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012 and 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2012, the total amount of outstanding performance bonds was approximately $2.05 billion, and the estimated cost to complete these bonded projects was approximately $481.7 million.

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

In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability recognized by Quanta was based on the most recent information and estimates received from the Central States Plan during 2011 for a complete withdrawal by all Quanta companies participating in the Central States Plan. The withdrawal followed an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters that eliminated obligations to contribute to the Central States Plan, which is in critical status and is significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include the Quanta subsidiaries that withdrew from the Central States Plan. Quanta believed that withdrawing from the Central States Plan in the fourth quarter of 2011 was advantageous because it limited Quanta’s exposure to increased liabilities from a future withdrawal if the underfunded status of the Central States Plan deteriorates further. Quanta and other PLCA members will contribute to a different multi-employer pension plan on behalf of Teamsters employees, with contributions currently being made to an escrow fund until the new plan is finalized.

The Central States Plan has asserted that the withdrawal of the PLCA members was not effective in 2011, although Quanta believes that a legally effective withdrawal occurred in the fourth quarter of 2011. During the third quarter of 2012, the Central States Plan provided Quanta with a $39.7 million estimate of the potential partial withdrawal liability based on a partial withdrawal in the first quarter of 2012. Quanta continues to dispute the assertions of the Central States Plan regarding the withdrawal date. Quanta expects the Central States Plan to issue a formal assessment of the partial withdrawal liability no earlier than 2013, although timing of the assessment could be impacted by the dispute over the effective date of the withdrawal. Once an assessment is received, Quanta may seek to challenge and further negotiate the amount of the assessment. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the $32.6 million Quanta recognized in the fourth quarter of 2011.

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta also has indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisitions of certain companies. The indemnities under acquisition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2012, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

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

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Electric Power	$1,089,256	$822,689	$3,037,000	$2,056,232
Natural Gas and Pipeline	397,459	259,014	1,096,247	645,495
Telecommunications	169,858	140,679	409,436	326,494
Fiber Optic Licensing	28,628	28,437	84,391	82,471

Consolidated	$1,685,201	$1,250,819	$4,627,074	$3,110,692

Operating income (loss):
Electric Power	$136,378	$100,199	$356,863	$198,661
Natural Gas and Pipeline	23,207	(4,035)	27,498	(42,263)
Telecommunications	22,224	15,832	44,420	21,238
Fiber Optic Licensing	14,092	14,231	42,919	39,448
Corporate and non-allocated costs	(50,247)	(32,246)	(135,424)	(92,289)

Consolidated	$145,654	$93,981	$336,276	$124,795

Depreciation:
Electric Power	$14,075	$12,474	$40,907	$37,080
Natural Gas and Pipeline	11,137	10,332	32,187	31,020
Telecommunications	1,971	1,526	5,556	4,412
Fiber Optic Licensing	3,568	3,468	10,446	10,321
Corporate and non-allocated costs	1,692	1,335	4,990	3,666

Consolidated	$32,443	$29,135	$94,086	$86,499

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

Foreign Operations

During the three months ended September 30, 2012 and 2011, Quanta derived $198.3 million and $121.6 million of its revenues from foreign operations. During the nine months ended September 30, 2012 and 2011, Quanta derived $604.0 million and $367.2 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 96.8% and 93.6% was earned in Canada during the three months ended September 30, 2012 and 2011 and approximately 96.3% and 96.5% was earned in Canada during the nine months ended September 30, 2012 and 2011. In addition, Quanta held property and equipment of $132.8 million and $114.8 million in foreign countries, primarily Canada, as of September 30, 2012 and December 31, 2011.

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

We report our results under four reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services, (3) Telecommunications Infrastructure Services and (4) Fiber Optic Licensing. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the nine months ended September 30, 2012 were approximately $4.63 billion, of which 65.6% was attributable to the Electric Power Infrastructure Services segment, 23.8% to the Natural Gas and Pipeline Infrastructure Services segment, 8.8% to the Telecommunications Infrastructure Services segment and 1.8% to the Fiber Optic Licensing segment.

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

On March 1, 2012, we acquired Phasor Engineering, Inc. (Phasor), which provides engineering, procurement, construction, testing and maintenance services in Western Canada. The aggregate consideration paid consisted of approximately $2.9 million in cash and 87,963 shares of our common stock valued at approximately $1.7 million. As this transaction was effective March 1, 2012, the results of the acquired business have been included in our consolidated financial statements beginning on such date. This acquisition enables us to further enhance our engineering service offerings. The financial results of Phasor will generally be included in our Electric Power Infrastructure Services segment.

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

On June 22, 2011, we acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We contributed an additional $52.3 million in the aggregate to HEP in March and April 2012 toward the acquisition of 45,435 Class D units of HEP. Howard Midstream Energy Partners, LLC, used the proceeds of our investment, together with capital contributed by other third party investors, to purchase additional pipeline assets in the Eagle Ford shale region. As a result of this transaction and other third party investments in HEP, our total equity ownership interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%. We account for this investment using the equity method of accounting.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog includes estimates of revenues to be realized under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of September 30, 2012 and December 31, 2011, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of September 30, 2012		Backlog as of December 31, 2011
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,857,161	$4,803,868	$2,365,531	$4,959,964
Natural Gas and Pipeline Infrastructure Services	867,486	1,517,733	768,152	1,347,173
Telecommunications Infrastructure Services	349,047	519,440	336,030	529,589
Fiber Optic Licensing	97,717	431,537	102,773	402,007

Total	$4,171,411	$7,272,578	$3,572,486	$7,238,733

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

We and our customers continue to operate in a challenging business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced or delayed spending over the past three years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. Please read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenues	$1,685,201	100.0%	$1,250,819	100.0%	$4,627,074	100.0%	$3,110,692	100.0%
Cost of services (including depreciation)	1,404,767	83.4	1,056,129	84.4	3,915,718	84.6	2,691,021	86.5

Gross profit	280,434	16.6	194,690	15.6	711,356	15.4	419,671	13.5
Selling, general and administrative expenses	124,276	7.4	92,414	7.4	345,633	7.5	273,444	8.8
Amortization of intangible assets	10,504	0.6	8,295	0.7	29,447	0.6	21,432	0.7

Operating income	145,654	8.6	93,981	7.5	336,276	7.3	124,795	4.0
Interest expense	(967)	—	(738)	(0.1)	(2,510)	—	(1,248)	—
Interest income	384	—	226	—	1,179	—	761	—
Other income (expense), net	1,138	0.1	(528)	—	993	—	(394)	—

Income before income taxes	146,209	8.7	92,941	7.4	335,938	7.3	123,914	4.0
Provision for income taxes	45,353	2.7	37,341	3.0	115,291	2.5	50,306	1.6

Net income	100,856	6.0	55,600	4.4	220,647	4.8	73,608	2.4
Less: Net income attributable to noncontrolling interests	4,458	0.3	3,606	0.2	13,004	0.3	7,407	0.3

Net income attributable to common stock	$96,398	5.7%	$51,994	4.2%	$207,643	4.5%	$66,201	2.1%

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues. Revenues increased $434.4 million, or 34.7%, to $1.69 billion for the three months ended September 30, 2012, primarily as a result of overall increases in capital spending by our customers. Electric power infrastructure services revenues increased $266.6 million, or 32.4%, to $1.09 billion and natural gas and pipeline infrastructure services revenues increased $138.4 million, or 53.5%, to $397.5 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, both primarily as a result of increases in the number and size of transmission projects that were ongoing during the current period as compared to the three months ended September 30, 2011. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $29.2 million, or 20.7%, to $169.9 million, primarily as a result of increased customer spending associated with stimulus funded fiber optic network projects. Revenues for the three months ended September 30, 2012 were also favorably impacted by the additional contribution of approximately $61.9 million in revenues from acquired companies.

Gross profit. Gross profit increased $85.7 million, or 44.0%, to $280.4 million for the three months ended September 30, 2012. This increase was primarily due to the impact of higher overall revenues earned across all segments during the current period. Gross profit as a percentage of revenues increased to 16.6% for the three months ended September 30, 2012 from 15.6% for the three months ended September 30, 2011. Contributing to this increase in gross margin were performance improvements across all segments during the three months ended September 30, 2012 including increased contributions from higher margin electric power transmission projects and increased contributions from natural gas pipeline transmission projects. In addition, the higher revenues earned during the current period also provided for overall better ability to cover operating overhead costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $31.9 million, or 34.5%, to $124.3 million for the three months ended September 30, 2012. The increase was primarily attributable to $16.7 million in higher salary and incentive compensation costs associated with current levels of operating activity, an increase of $5.1 million in professional fees primarily associated with ongoing technology development costs, business development initiatives and legal matters and $4.6 million in additional administrative expenses associated with acquired companies. Selling, general and administrative expenses as a percentage of revenues remained constant at 7.4% for the three months ended September 30, 2011 and 2012.

Amortization of intangible assets. Amortization of intangible assets increased $2.2 million to $10.5 million for the three months ended September 30, 2012. This increase is primarily due to increased amortization of intangibles associated with businesses acquired during 2011 and 2012, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $0.2 million to $1.0 million as compared to the three months ended September 30, 2011, primarily due to higher levels of borrowings under the credit facility during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and increased commitment fees on higher levels of borrowing capacity under the credit facility entered into during the third quarter of 2011.

Interest income. Interest income increased $0.2 million to $0.4 million for the three months ended September 30, 2012. The increase is primarily due to higher interest rates earned for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase was partially offset by lower average cash balances during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.

Other income (expense). Other income (expense) increased $1.7 million to $1.1 million as compared to the three months ended September 30, 2011, primarily due to $1.3 million of equity in earnings of unconsolidated affiliates recorded during the three months ended September 30, 2012.

Provision for income taxes. The provision for income taxes was $45.4 million for the three months ended September 30, 2012, with an effective tax rate of 31.0%. The provision for income taxes was $37.3 million for the three months ended September 30, 2011, with an effective tax rate of 40.2%. The lower effective tax rate for the three months ended September 30, 2012 was primarily due to the recording of tax benefits in the amount of $7.1 million associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations, higher projected earnings for 2012 as compared to 2011 and a higher proportion of income before taxes earned from international jurisdictions which are taxed at lower statutory rates.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenues. Revenues increased $1.52 billion, or 48.7%, to $4.63 billion for the nine months ended September 30, 2012, primarily as a result of overall increases in capital spending by our customers. Electric power infrastructure services revenues increased $980.8 million, or 47.7%, to $3.04 billion and natural gas and pipeline infrastructure services revenues increased $450.8 million, or 69.8%, to $1.10 billion for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. These increases were primarily the result of increases in the number and size of electric and natural gas transmission projects that were ongoing during the current period as compared to the nine months ended September 30, 2011. Also contributing to the overall revenue increase were higher revenues from telecommunications infrastructure services, which increased $82.9 million, or 25.4%, to $409.4 million, primarily as a result of increased customer spending associated with stimulus funded fiber optic network projects and higher revenues from fiber to cell site and wireless initiatives. Revenues for the nine months ended September 30, 2012 were also favorably impacted by the contribution of approximately $162.0 million in revenues from acquired companies.

Gross profit. Gross profit increased $291.7 million, or 69.5%, to $711.4 million for the nine months ended September 30, 2012. This increase was primarily due to the impact of higher overall revenues earned across all segments during the current period. Gross profit as a percentage of revenues increased to 15.4% for the nine months ended September 30, 2012 from 13.5% for the nine months ended September 30, 2011. Contributing to the increase in gross margin from 2011 to 2012 were overall performance improvements across all segments during the nine months ended September 30, 2012 including increased contributions from higher margin electric power transmission projects, as well as the impact of prior year losses on certain natural gas transmission pipeline projects incurred during the nine months ended September 30, 2011 as a result of adverse winter weather conditions, project delays and regulatory restrictions. In addition, the higher revenues earned during the current period also enhanced our ability to cover operating overhead costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $72.2 million, or 26.4%, to $345.6 million for the nine months ended September 30, 2012. The increase was primarily attributable to $38.1 million in higher salary and incentive compensation costs associated with current levels of operating activity, $13.5 million in professional fees associated with ongoing technology development costs, business development initiatives and certain legal matters and an increase of $13.2 million in additional administrative expenses associated with acquired companies. Selling, general and administrative expenses as a percentage of revenues decreased from 8.8% for the nine months ended September 30, 2011 to 7.5% for the nine months ended September 30, 2012 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets. Amortization of intangible assets increased $8.0 million to $29.4 million for the nine months ended September 30, 2012. This increase is primarily due to increased amortization of intangibles associated with businesses acquired during 2011 and 2012, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense. Interest expense increased $1.3 million to $2.5 million for the nine months ended September 30, 2012, primarily due to higher levels of borrowings under the credit facility during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and increased commitment fees on higher levels of borrowing capacity under the credit facility entered into during the third quarter of 2011. The increased commitment fees are due to higher rates and increased unused availability under our current credit facility.

Interest income. Interest income increased $0.4 million to $1.2 million for the nine months ended September 30, 2012. The increase is primarily due to higher interest rates earned for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was partially offset by lower average cash balances during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Other income (expense). Other income (expense) increased $1.4 million from the nine months ended September 30, 2011, primarily due to $1.3 million of equity in earnings of unconsolidated affiliates recorded during the nine months ended September 30, 2012.

Provision for income taxes. The provision for income taxes was $115.3 million for the nine months ended September 30, 2012, with an effective tax rate of 34.3%. The provision for income taxes was $50.3 million for the nine months ended September 30, 2011, with an effective tax rate of 40.6%. The lower effective tax rate for the nine months ended September 30, 2012 was primarily due to the recording of tax benefits associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations, higher projected earnings for 2012 as compared to 2011 and a higher proportion of income before taxes earned from international jurisdictions which are taxed at lower statutory rates.

Segment Results

The following table sets forth revenues and operating income (loss) by segment for the periods indicated. Certain reclassifications have been made to the 2011 operating income (loss) to conform with the 2012 presentation (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenues:
Electric Power	$1,089,256	64.6%	$822,689	65.8%	$3,037,000	65.6%	$2,056,232	66.1%
Natural Gas and Pipeline	397,459	23.6	259,014	20.7	1,096,247	23.8	645,495	20.8
Telecommunications	169,858	10.1	140,679	11.2	409,436	8.8	326,494	10.5
Fiber Optic Licensing	28,628	1.7	28,437	2.3	84,391	1.8	82,471	2.6

Consolidated revenues	$1,685,201	100.0%	$1,250,819	100.0%	$4,627,074	100.0%	$3,110,692	100.0%

Operating income (loss):
Electric Power	$136,378	12.5%	$100,199	12.2%	$356,863	11.8%	$198,661	9.7%
Natural Gas and Pipeline	23,207	5.8	(4,035)	(1.6)	27,498	2.5	(42,263)	(6.5)
Telecommunications	22,224	13.1	15,832	11.3	44,420	10.8	21,238	6.5
Fiber Optic Licensing	14,092	49.2	14,231	50.0	42,919	50.9	39,448	47.8
Corporate and non-allocated costs	(50,247)	N/A	(32,246)	N/A	(135,424)	N/A	(92,289)	N/A

Consolidated operating income	$145,654	8.6%	$93,981	7.5%	$336,276	7.3%	$124,795	4.0%

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $266.6 million, or 32.4%, to $1.09 billion for the three months ended September 30, 2012. Revenues were positively impacted by increased capital spending by our customers primarily associated with electric power transmission and solar power generation projects during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Revenues for the three months ended September 30, 2012 were also favorably impacted by the contribution of approximately $53.0 million in revenues from acquired companies. Also contributing to these increases was an increase of approximately $13.2 million in emergency restoration services to $75.1 million for the three months ended September 30, 2012. The higher emergency restoration services revenues during the three months ended September 30, 2012 were primarily due to the severe weather that occurred along the gulf coast region of the United States during that period.

Operating income increased $36.2 million, or 36.1%, to $136.4 million for the three months ended September 30, 2012. Operating income as a percentage of revenues increased to 12.5% for the quarter ended September 30, 2012 from 12.2% for the quarter ended September 30, 2011. These increases were primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs. Also contributing to these increases was an increase in the amount of higher margin emergency restoration services performed in the third quarter of 2012 as compared to the third quarter of 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $138.4 million, or 53.5%, to $397.5 million for the three months ended September 30, 2012. The increase in revenues was primarily due to an increase in the number and size of transmission projects primarily related to unconventional shale developments in certain regions of North America. Revenues from distribution services also increased during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of the incremental contribution of revenues from certain new master service agreements, as well as increased spending by our customers in certain regions of the United States. Revenues were also favorably impacted by the contribution of approximately $8.9 million in revenues from acquired companies.

Operating income increased $27.2 million to $23.2 million for the quarter ended September 30, 2012, as compared to an operating loss of $4.0 million for the quarter ended September 30, 2011. Operating income as a percentage of revenues increased to 5.8% for the quarter ended September 30, 2012 from a negative 1.6% for the quarter ended September 30, 2011. These increases were primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover operating overhead and administrative costs compared to 2011.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $29.2 million, or 20.7%, to $169.9 million for the three months ended September 30, 2012. This increase in revenues is primarily due to an increase in the volume of work associated with stimulus-funded fiber optic network projects and higher revenues from fiber to the cell site and wireless initiatives resulting from increased capital spending by our customers.

Operating income increased $6.4 million to $22.2 million, or 40.4%, for the three months ended September 30, 2012. Operating income as a percentage of revenues increased to 13.1% for the three months ended September 30, 2012 from 11.3% for the three months ended September 30, 2011. These increases were primarily due to the increased demand for services allowing for margin expansion, as well as the increases in revenues associated with the stimulus-funded fiber optic network and fiber to the cell site projects, described above, which also increased this segment’s ability to cover fixed and overhead costs.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $0.2 million, or 0.7%, to $28.6 million for the three months ended September 30, 2012. This increase in revenues was primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income decreased $0.1 million, or 1.0%, to $14.1 million for the three months ended September 30, 2012. Operating income as a percentage of revenues for the quarter ended September 30, 2012 decreased to 49.2% from 50.0% for the quarter ended September 30, 2011.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended September 30, 2012 increased $18.0 million to $50.2 million. This increase was primarily due to an increase of approximately $11.0 million associated with higher personnel and incentive compensation costs associated with current levels of operating activity and profitability, an increase of $2.2 million in amortization expense and an increase of $2.3 million in professional fees associated with technology development costs, business development initiatives and legal matters.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $980.8 million, or 47.7%, to $3.04 billion for the nine months ended September 30, 2012. Revenues were positively impacted by increased revenues from electric power transmission projects, solar power generation projects and electric distribution services as a result of increased capital spending by our customers. Revenues for the nine months ended September 30, 2012 were also favorably impacted by the contribution of approximately $133.5 million in revenues from acquired companies. These increases were slightly offset by lower revenues from emergency restoration services which decreased by $7.4 million to $119.7 million.

Operating income increased $158.2 million, or 79.6%, to $356.9 million for the nine months ended September 30, 2012. Operating income as a percentage of revenues increased to 11.8% for the nine months ended September 30, 2012 from 9.7% for the nine months ended September 30, 2011. These increases were primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs, as well as higher margins earned on certain major transmission projects ongoing during 2012. The increase in operating margins was partially offset by the completion of certain higher margin solar power generation projects in 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $450.8 million, or 69.8%, to $1.10 billion for the nine months ended September 30, 2012. The increase in revenues was primarily due to an increase in the number and size of pipeline transmission projects as a result of increased capital spending by our customers. Revenues from distribution services also increased during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of the incremental contribution of revenues from certain new master service agreements, as well as increased spending by our customers in certain regions of the United States. Revenues were also favorably impacted by the contribution of approximately $28.5 million in revenues from acquired companies.

Operating income increased $69.8 million to $27.5 million for the nine months ended September 30, 2012 from an operating loss of $42.3 million for the nine months ended September 30, 2011. Operating income as a percentage of revenues increased to 2.5% for the nine months ended September 30, 2012 from a negative 6.5% for the nine months ended September 30, 2011. For the 2011 period, operating margins were negatively impacted primarily by increased costs related to performance issues caused by adverse weather conditions and regulatory restrictions on certain gas transmission projects completed during the first quarter of 2011. In addition, the overall increase in the volume of revenues described above improved this segment’s ability to cover operating overhead and administrative costs during the period ended September 30, 2012 as compared to 2011.

Telecommunications Infrastructure Services Segment Results

Revenues for this segment increased $82.9 million, or 25.4%, to $409.4 million for the nine months ended September 30, 2012. This increase in revenues is primarily due to an increase in the volume of work associated with stimulus-funded fiber optic network projects and higher revenues from fiber to the cell site initiatives resulting from increased capital spending by our customers.

Operating income increased $23.2 million, or 109.2%, to $44.4 million for the nine months ended September 30, 2012. Operating income as a percentage of revenues increased to 10.8% for the nine months ended September 30, 2012 from 6.5% for the nine months ended September 30, 2011. These increases were primarily due to increases in revenues associated with stimulus-funded fiber optic network projects and fiber to the cell site initiatives that improved this segment’s ability to cover fixed and overhead costs. Also contributing to these increases was the negative impact on operating margins during the first quarter of 2011 from adverse weather conditions that caused productivity slowdowns and increased costs during the period.

Fiber Optic Licensing Segment Results

Revenues for this segment increased $1.9 million, or 2.3%, to $84.4 million for the nine months ended September 30, 2012. This increase in revenues was primarily a result of our continued network expansion and the associated revenues from licensing the right to use point-to-point fiber optic telecommunications facilities.

Operating income increased $3.5 million, or 8.8%, to $42.9 million for the nine months ended September 30, 2012. Operating income as a percentage of revenues for the nine months ended September 30, 2012 increased to 50.9% from 47.8% for the nine months ended September 30, 2011 primarily due to the prior year being impacted by higher network maintenance costs and higher selling and marketing expenses. Also contributing to the increase in margins was a larger proportion of fiber optic licensing revenues earned during 2012, which bear higher margins than the construction revenues generated by this segment.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the nine months ended September 30, 2012 increased $43.1 million to $135.4 million. This increase was primarily due to an increase of approximately $25.2 million associated with higher personnel and incentive compensation costs associated with current levels of operating activity, an increase of $8.0 million in amortization expense and an increase of $6.1 million in professional fees associated with ongoing technology development costs, business development initiatives and legal matters.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand, which totaled $128.2 million as of September 30, 2012, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Capital expenditures are expected to total $215 million to $225 million for 2012. Approximately $45 million of the expected 2012 capital expenditures are targeted for the expansion of our fiber optic networks. Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services.

We also evaluate opportunities for strategic acquisitions from time to time that may require cash, as well as opportunities to make investments in customer-sponsored projects where we anticipate performing services such as project management, engineering, procurement or construction services. These investment opportunities exist in the markets and industries we serve and may require the use of cash in the form of debt or equity investments.

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at September 30, 2012. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Sources and Uses of Cash

As of September 30, 2012, we had cash and cash equivalents of $128.2 million and working capital of $1.21 billion. We also had $179.3 million of letters of credit and $125.0 million of revolving loans outstanding under our credit facility, with $395.7 million available for borrowing or issuing new letters of credit under our credit facility.

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

We used cash of $59.8 million for operating activities during the three months ended September 30, 2012 as compared to $40.8 million in cash flow provided by operating activities during the three months ended September 30, 2011, and we used cash of $29.7 million for operating activities during the nine months ended September 30, 2012 as compared to $92.8 million in cash flow provided by operating activities during the nine months ended September 30, 2011. The decreases in operating cash flows for the 2012 periods as compared to the 2011 periods were primarily due to increased working capital requirements during 2012 as compared to 2011 as a result of an increase in the number and size of projects that were ongoing during the current period, primarily related to electric power and the natural gas and pipeline infrastructure services segments and to a lesser degree from telecommunication projects, partially offset by improved operating results.

Investing Activities

During the three months ended September 30, 2012, we used net cash in investing activities of $70.3 million as compared to $96.7 million during the three months ended September 30, 2011. Investing activities during the third quarter of 2012 included $71.1 million used for capital expenditures, partially offset by $2.3 million of proceeds from the sale of equipment. Investing activities during the third quarter of 2011 included $43.1 million used for capital expenditures, partially offset by $4.8 million of proceeds from the sale of equipment. Additionally, investing activities in the third quarter of 2011 also included $53.9 million used in connection with business acquisitions.

During the nine months ended September 30, 2012, we used net cash in investing activities of $274.6 million as compared to $216.8 million during the nine months ended September 30, 2011. Investing activities in the nine months ended September 30, 2012 included $160.4 million used for capital expenditures, partially offset by $9.8 million of proceeds from the sale of equipment. Additionally, investing activities included $68.7 million used in connection with business acquisitions and $53.8 million in equity investment contributions, primarily to HEP. Investing activities during the nine months ended September 30, 2011 included $132.8 million used for capital expenditures, $53.9 million used in connection with business acquisitions and the $35.0 million capital contribution to acquire an initial equity interest in HEP, partially offset by $9.4 million of proceeds from the sale of equipment.

Financing Activities

During the three months ended September 30, 2012, net cash provided by financing activities was $79.8 million as compared to $60.5 million used by financing activities during the three months ended September 30, 2011. Borrowings under the credit facility increased by $86.0 million during the three months ended September 30, 2012 primarily due to increased working capital needs associated with the ramp up of domestic projects during the third quarter of 2012. Financing activities during the third quarter of 2012 also included $6.7 million of cash payments to noncontrolling interests as distributions of joint venture profits. Financing activities during the third quarter of 2011 included $55.1 million in common stock repurchases under our stock repurchase program which was completed in August 2011 and $4.0 million of loan costs related to the amendment of our credit facility.

During the nine months ended September 30, 2012, net cash provided by financing activities was $113.5 million as compared to $153.5 million used by financing activities during the nine months ended September 30, 2011. Financing activities during the nine months ended September 30, 2012 included net borrowings under the credit facility of $125.0 million which were partially offset by $13.0 million of cash payments to noncontrolling interests as distributions of joint venture profits. Financing activities during the nine months ended September 30, 2011 included $149.5 million in common stock repurchases under our stock repurchase program which was completed in August 2011 as well as the loan costs mentioned above.

Debt Instruments

Credit Facility

We have a credit agreement that provides for a $700.0 million senior secured revolving credit facility maturing on August 2, 2016. The entire amount of the facility is available for the issuance of letters of credit. Up to $100.0 million of the facility is available for revolving loans and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. We entered into the credit agreement on August 2, 2011, which amended and restated our prior credit agreement.

As of September 30, 2012, we had approximately $179.3 million of letters of credit issued under the credit facility and $125.0 million of outstanding borrowings under the credit facility. The remaining $395.7 million was available for borrowings or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated

EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all unrestricted cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of September 30, 2012, we were in compliance with all of the covenants in the credit agreement.

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

Off-Balance Sheet Transactions

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, commitments to expand our fiber optic networks, commitments to purchase equipment, surety guarantees, multi-employer pension plan liabilities and obligations relating to our joint venture arrangements. Certain joint venture structures involve risks not directly reflected in our balance sheets. For certain joint ventures, we have guaranteed all of the obligations of the joint venture under a contract with the customer. Additionally, other joint venture arrangements qualify as a general partnership, for which we are jointly and severally liable for all of the obligations of the joint venture. In our joint venture arrangements, each joint venturer indemnifies the other party for any liabilities incurred in excess of the liabilities such other party is obligated to bear under the respective joint venture agreement. Other than as previously discussed, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no other material guarantees of the work or obligations of third parties.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. At September 30, 2012, the maximum guaranteed residual value was approximately $198.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of September 30, 2012, we had $179.3 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2012 and 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We have also assumed obligations with other sureties with respect to bonds issued on behalf of acquired companies that were outstanding as of the applicable dates of acquisition. To the extent these bonds have not expired or been replaced, we may be required to transfer to the applicable sureties certain of our assets as collateral in the event of a default under these other agreements. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2012, the total amount of outstanding performance bonds was approximately $2.05 billion, and the estimated cost to complete these bonded projects was approximately $481.7 million.

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

Contractual Obligations

As of September 30, 2012, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Long-term debt	$125,000	$—	$—	$—	$—	$125,000	$—
Operating lease obligations	132,568	16,661	43,268	23,965	17,221	11,332	20,121
Equipment purchase commitments	19,225	7,754	11,471	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	20,643	10,090	10,553	—	—	—	—

Total	$297,436	$34,505	$65,292	$23,965	$17,221	$136,332	$20,121

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. Also during 2012, we committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of September 30, 2012, production orders for approximately $7.8 million had been issued with delivery dates expected to occur throughout the remainder of 2012 and $11.5 million issued with delivery dates expected to occur in 2013. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

As of September 30, 2012, the total unrecognized tax benefits related to uncertain tax positions was $48.2 million. Although the Internal Revenue Service completed its examination related to calendar year 2009 during the nine months ended September 30, 2012, certain of our subsidiaries remain under examination by various state and Canadian tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statutes of limitations or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.1 million as a result of the expiration of certain statutes of limitations or settlements of the audits.

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

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability we recognized was based on the most recent information and estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. During the third quarter of 2012, the Central States Plan provided an estimate of the potential partial withdrawal liability, asserting that the withdrawal liability is approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011 and approximately $39.7 million based on a partial withdrawal in the first quarter of 2012. However, we continue to dispute the assertions of the Central States Plan regarding the effective date of the withdrawal.

We expect to receive a formal assessment of the partial withdrawal liability from the Central States Plan no earlier than the fourth quarter of 2012, and we may seek to challenge and further negotiate the assessment at that time. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the charges we have recognized. Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum payment. As a result of these various factors, the estimated partial withdrawal liability of $32.6 million has not been included in the table above. For additional information regarding the partial withdrawal liability, see Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Condensed Consolidated Financial Statements (Unaudited).”

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. As of August 1, 2012, all policies were renewed with deductibles continuing at existing levels of $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $350,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of September 30, 2012 and December 31, 2011, the gross amount accrued for insurance claims totaled $189.0 million and $201.2 million, with $143.6 million and

$155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of September 30, 2012 and December 31, 2011 were $56.5 million and $63.1 million, of which $14.6 million and $9.8 million are included in prepaid expenses and other current assets and $41.9 million and $53.3 million are included in other assets, net.

We renew our insurance policies on an annual basis, and therefore deductibles and levels of insurance coverage may change in future periods. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage exceeds the additional benefits obtained. In any such event, our overall risk exposure would increase, which could negatively affect our results of operations, financial condition and cash flows.

Concentrations of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, economic conditions have significantly impacted the interest income we receive from these investments and are likely to continue to do so in the future. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and pipeline companies, telecommunications service providers, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of depressed economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances, such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. In such circumstances, extended time frames may be required to liquidate these assets, causing the amounts realized to differ from the value of the assumed receivable. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. As of September 30, 2012, one customer accounted for approximately $192.7 million, or 11.4%, of consolidated billed and accrued accounts receivable. Substantially all of this balance relates to one specific contract with this customer and is composed primarily of certain unapproved change orders for which the customer acceptance process is ongoing. The services provided to this customer primarily relate to our electric power infrastructure services segment. No customers represented 10% or more of consolidated billed and accrued accounts receivable as of December 31, 2011, and no customers represented 10% or more of revenues for the three or nine months ended September 30, 2012 or 2011.

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

Accounting Standards Not Yet Adopted.

In July 2012, the FASB issued an update that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. If, based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of its indefinite-lived intangible assets is less than their carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Outlook

We currently see growth opportunities across all of the industries we serve. We are experiencing increased activity and spending in each of our segments, and we expect these increases to continue throughout 2012 and the next several years. However, we and our customers continue to operate in a difficult business environment, with gradual improvement in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our long-term opportunities.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion, and new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned to occur. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from the facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation (NERC) and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create strong opportunities for our transmission infrastructure services.

In the recent past, the regulatory environment has affected the timing and scope of certain transmission projects, although certain of these delayed projects are now under construction. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. Throughout 2011 and the first nine months of 2012, a number of large-scale transmission projects were awarded, and we expect additional awards in the remainder of 2012 and in 2013, indicating that transmission build-out programs by our customers have begun and transmission spending will continue to be active. Regulatory and environmental processes and permitting remain a hurdle for some proposed transmission and renewable energy projects, continuing to create uncertainty as to timing on this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. The economic feasibility of renewable energy projects and, therefore, the attractiveness of investment in the projects, may also depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs. We anticipate many of these issues to be overcome and spending on transmission projects to be robust over the next few years, resulting in a continued shift over the near- and long-term in our electric power services mix to a greater proportion of high-voltage electric power transmission and substation projects. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2013 into 2014. We also anticipate continuing development of renewable energy projects in the near-term, primarily utility-scale solar facilities, creating increased opportunities for our engineering, procurement and construction services for these projects as developers took advantage of the Section 1603 tax grant that expired on December 31, 2011 to complete their projects.

We benefitted from increases in distribution spending throughout 2011 and into 2012 despite continued economic and election-year political uncertainties. However, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the American Recovery and Reinvestment Act of 2009 (ARRA), as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. In 2011, the Federal Energy Regulatory Commission (FERC) issued Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000, which was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A, will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in the environmental regulations concerning fossil fuel power generation plants are expected to result in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities is expected to be replaced over the coming years by newly developed natural gas-fired generation facilities. We believe this “coal to gas” dynamic may require old transmission lines to be upgraded, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired fired generation facilities to the grid.

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

Natural Gas and Pipeline Infrastructure Services Segment

We see strong potential growth opportunities over the near- and long-term in our natural gas and pipeline operations, primarily in the installation and maintenance of transmission pipelines, gathering systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands, which will require the construction of transmission pipeline infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of transmission pipeline and gathering system infrastructure services in North America will allow us to capitalize on these opportunities.

The natural gas and oil industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products have negatively impacted the development of these natural resources and related infrastructure. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes have caused delays in some transmission pipeline projects during the past several years. During 2011, we participated in numerous bidding opportunities for transmission pipeline projects and some of these projects were delayed due to permitting challenges and heightened environmental scrutiny. These dynamics resulted in below average transmission pipeline construction opportunities for us and the industry in 2011 and into 2012.

The project delays we experienced in 2011 and in early 2012 negatively impacted our natural gas and pipeline segment margins associated with our transmission pipeline operations, in part as a result of our inability to cover certain fixed costs. Project delays in the future, should they occur, could have a similar impact on margins for this segment. Margins for our transmission pipeline projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the transmission pipeline business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry. Many projects are bid and awarded in the first part of the year, with construction activities compressed in the third and fourth quarters of the year. As a result, we are often limited in our ability to determine the outlook, including backlog, for our transmission pipeline business until we near the close of the bidding cycle.

A number of large transmission pipeline projects are proposed from the Canadian oil sands and U.S. shale developments to refineries, with construction likely to begin in 2013 and 2014. These projects are still developing and have not yet materialized into contract awards to the pipeline construction industry, and there is risk that these projects will not occur. However, we are encouraged by these proposed transmission pipeline development plans, which could create a strong transmission pipeline market in 2013 and 2014 for us and the industry. We believe we will gain more visibility into this evolving dynamic in the first half of 2013.

To address some of the cyclicality of the transmission pipeline business, we have diversified our service offerings for the segment by focusing on midstream gathering infrastructure opportunities. We have increased our presence in areas where unconventional shale formations are located, including through the establishment of offices in several areas, to better position us to successfully pursue projects associated with midstream gathering infrastructure development. The relatively consistent nature of this work could offset some of the cyclical nature of the transmission pipeline business while also providing us growth opportunities. We see steady activity and more opportunities in the liquid-rich unconventional shales and are strategically focusing our efforts to provide services for midstream gathering systems in these shales.

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

Over the past several years, our natural gas operations have been challenged by lower margins in connection with our natural gas distribution services, which were more significantly affected by the economic downturn than other operations in this segment. To improve our ability to be competitive and to generate improved margins from natural gas distribution projects, we restructured our natural gas distribution operations in 2011 to better align our cost structure to the competitive environment, which has resulted in improved margins in these operations, and we believe margins on natural gas distribution projects will continue to improve over time.

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

Telecommunications Infrastructure Services Segment

Our telecommunications services operations continue to benefit from opportunities related to stimulus funding for broadband deployment to underserved areas. Awardees of stimulus funds have generally been required to file environmental impact statements, the approval of which delayed projects in the past. Most of the projects have received approvals and are moving forward with construction. As awardees receive their environmental impact permits and ARRA funding, projects are being rapidly deployed to meet stimulus deadlines that require completion of projects within three years, which will extend through 2013 for many projects. We anticipate this deployment schedule will increase spending for telecommunications services throughout most of 2013. We also anticipate that some of our customers that received stimulus funding will continue to expand their networks after they complete the development of the portion of their networks that were financially supported by stimulus funding. It is too early to determine the opportunity for additional network spending by these customers, but we view this outlook as positive for our operations. In addition, in November 2011, as part of the Federal Communications Commission’s (FCC) reform efforts of the Universal Service Fund (USF), the FCC created the Connect America Fund (CAF), which reallocates up to $4.5 billion per year through 2017 of the USF towards the development, operation and maintenance of broadband networks in unserved or underserved areas of the United States. Companies that choose to use this funding to develop, operate and maintain broadband networks in these markets are expected to supplement the funding with capital obtained from the private markets. This program is in the early stages of implementation, and CAF funding may also be used to support annual network operating expenses instead of just broadband network development in rural markets under the ARRA. As a result, we are uncertain as to the magnitude of the positive impact the CAF may have, although we anticipate that the CAF initiative could present additional opportunities for our operations in this segment.

We expect spending to continue by our customers on fiber optic backhaul systems to provide links from wireless cell sites to broader voice, data and video networks. The substantial growth in wireless data traffic is significantly straining the capacity of traditional backhaul infrastructure. Capacity constraints, as well as the need for improved quality and reliability, are driving wireless carriers to upgrade existing backhaul systems to fiber optic backhaul systems using fiber optic cable, referred to as fiber to the cell site initiatives. In addition, several wireless companies have announced plans to increase their cell site deployments over the next few years, continue network enhancement initiatives and accommodate the deployment of next generation wireless technologies. In particular, the deployment of 4G and LTE (long-term evolution) technology by wireless service providers will require significant modification of their networks and development of new cell sites. We also believe opportunities remain over the long-term as a result of fiber build-out initiatives by wireline carriers and government organizations, although we do not expect spending for these initiatives to increase significantly over the levels experienced in the past two years. We anticipate that the opportunities in both wireline and wireless businesses will increase demand for our telecommunications services over the long-term, with the timing and amount of spending from these opportunities being influenced by future economic, market and regulatory conditions and by the timing and deployment of new technologies, which can contribute to higher levels of cyclicality in this segment’s performance.

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

Conclusion

We continue to see growth opportunities in all of the industry segments we serve, despite continuing challenges from restrictive regulatory requirements and challenging economic conditions, which caused spending by our customers to decline in 2009 and remain slow through 2010 and portions of 2011. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects in the past and may do so in the future, which could delay, reduce or suspend future projects if funding is not available.

We are benefiting from utilities’ increased spending on projects to upgrade and expand their electric power transmission infrastructure to improve system reliability and to deliver renewable electricity from new generation sources to demand centers. Favorable industry legislation is also creating incentives and a positive environment for utilities to invest in their electrical infrastructure, in particular for transmission infrastructure. We also expect utilities to outsource more of their work to companies like us, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources.

We believe that we are one of the largest full-service providers of natural gas and oil pipeline infrastructure services in North America, which positions us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments and the Canadian oil sands. Development activity in liquid-rich shale areas is strong, increasing the need for gathering system infrastructure, and we have seen encouraging indications that transmission pipeline projects could increase significantly in 2013 and 2014. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, will create attractive growth potential for us and also further diversify the services provided by our Natural Gas and Pipeline Infrastructure Services segment. As a result, we expect additional opportunities and improved results in this segment in 2012 as compared to 2011.

Our electric distribution and gas distribution services were both significantly affected by the challenging economic conditions that have existed during the past three years. Demand for our electric distribution services has increased over the past several quarters as the economy has stabilized and spending on maintenance to improve reliability has somewhat returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. We expect recovery in gas distribution spending to be driven primarily by improving economic conditions, as well as increased maintenance needs from more stringent reliability regulations.

Demand for our telecommunications infrastructure services is increasing primarily as a result of construction activities related to projects funded by ARRA stimulus funds and fiber to the cell site initiatives by wireless carriers. The reallocation of certain funds in the USF through 2017 to the development, operation and maintenance of broadband networks in unserved or underserved markets should also create growth opportunities for our telecommunications infrastructure services over that same period. Deployment of 4G and LTE wireless technologies is in the early stages and is also anticipated to increase demand for our services in the near- and long-term. As new technologies emerge in the future for communications and digital services such as voice, video, data and telecommunications, we expect service providers to work quickly to deploy fast, next-generation fiber and wireless networks, and we are and believe we will continue to be recognized as a key partner in deploying these services.

We also expect to continue to see our margins generally improve over the near-and long-term due to increased demand for our services, improved utilization of our people and equipment and a shift in our revenue mix toward more fixed price contracts that offer the opportunity for us to achieve higher margins upon successful project execution. However, competitive pricing environments, project delays and effects from restrictive regulatory requirements have negatively impacted our margins in the past and could further affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, timing of projects and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service and rightsizing initiatives, as needed, to match the markets we serve.

Capital expenditures for 2012 are expected to be between $215 million to $225 million, of which approximately $45 million of these expenditures are targeted for fiber optic network expansion with the majority of the remaining expenditures for operating equipment. We expect 2012 capital expenditures to be funded substantially through internal cash flows, cash on hand and borrowings under our credit facility.

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

Certain international regions present significant opportunities for growth over time across many of our operations. We are evaluating ways in which we can strategically apply our expertise to strengthen the infrastructure in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence in these markets.

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

•

Delays, reductions in scope or cancellations of anticipated, pending or existing projects, including as a result of weather, regulatory or environmental processes, project performance issues, or our customers’ capital constraints;

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

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, damages or contract terminations;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities;

•	The future development of natural resources in shale areas;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

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

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk other than our credit facility borrowings. Based on our September 30, 2012 credit facility borrowings balance of $125.0 million, a 100 basis point change in prevailing market rates would cause our annual interest cost to change by approximately $1.3 million.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at September 30, 2012.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2012	50	(1)	$23.39	—
August 1-31, 2012	2,053	(1)	$24.13	—
September 1-30, 2012	—		$—	—

Total	2,103			—	$—

(1)	Represents shares withheld by Quanta from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated as of August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document

101 SCH*		XBRL Taxonomy Extension Schema Document

101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*		XBRL Taxonomy Extension Label Linkbase Document

101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen, Chief Financial Officer (Principal Financial Officer)

Dated: November 7, 2012

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated as of August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document

101 SCH*		XBRL Taxonomy Extension Schema Document

101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*		XBRL Taxonomy Extension Label Linkbase Document

101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Filed or furnished herewith