Form 10-K
period 2012-12-31
QUANTA SERVICES INC
filed 2013-03-01
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2012

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

Title of Each Class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock reported by the New York Stock Exchange on such date, was approximately $5.0 billion.

As of February 20, 2013, the number of outstanding shares of Common Stock of the Registrant was 209,333,557. As of the same date, 3,909,110 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

QUANTA SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2012

PART I

ITEM 1.	Business

General

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and natural gas and oil pipeline industries in North America and in select international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities and pipeline transmission, gathering and distribution systems and facilities. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

On December 3, 2012, substantially all of Quanta’s domestic telecommunications infrastructure services operations and related subsidiaries were sold to Dycom Industries, Inc. for net proceeds of approximately $265.0 million. Accordingly, Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all periods presented in this Annual Report on Form 10-K.

Following the disposition of our telecommunications operating units, we report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2012 were approximately $5.92 billion, of which 71% was attributable to the Electric Power Infrastructure Services segment, 26% to the Natural Gas and Pipeline Infrastructure Services segment and 3% to the Fiber Optic Licensing and Other segment.

We have established a presence throughout the United States and Canada with a workforce of approximately 17,800 employees as of December 31, 2012, which enables us to quickly, reliably and cost-effectively serve a diversified customer base. We believe our reputation for responsiveness and performance, geographic reach, comprehensive service offering, safety leadership and financial strength have resulted in strong relationships with numerous customers, which include many of the leading companies in the industries we serve. Our ability to deploy services to customers throughout North America as a result of our broad geographic presence and significant scope and scale of services is particularly important to our customers who operate networks that span multiple states or regions. We believe these same factors also position us to take advantage of potential international opportunities.

Representative customers include:

• Ameren	• Hydro One
• American Electric Power	• International Transmission Company
• American Transmission Company	• Kinder Morgan
• Anadarko	• Lone Star Transmission
• ATCO Electric	• Lower Colorado River Authority
• BC Hydro	• Mid American Energy
• Caiman Energy	• National Grid
• CenterPoint Energy	• Northeast Utilities
• Central Maine Power Company	• Oklahoma Gas & Electric
• Chief Gathering	• PacificCorp
• Dominion Power	• Pacific Gas & Electric
• DTE Energy	• Pembina Pipelines
• Electric Transmission Texas	• Piedmont Natural Gas
• Enbridge Pipeline	• Puget Sound Energy
• Entergy	• San Diego Gas & Electric
• Exelon	• SaskPower
• First Energy	• Sharyland Utilities
• Florida Gas Transmission	• Southern California Edison
• Florida Power & Light	• Suncor
• GCL Solar Energy	• TransCanada
• Georgia Power	• Xcel Energy

We were organized as a corporation in the state of Delaware in 1997, and since that time we have grown organically and have made strategic acquisitions, expanding our geographic presence and scope of services and developing new capabilities to meet our customers’ evolving needs.

We believe that our business strategies, along with our competitive and financial strengths, are key elements in differentiating us from our competition and position us to capitalize on future capital spending by our customers. We offer comprehensive and diverse solutions on a broad geographic scale and have a solid base of long-standing customer relationships in each of the industries we serve. We also have an experienced management team, both at the executive level and within our operating units, and various proprietary technologies that enhance our service offerings. Our strategies of expanding the portfolio of services we provide to our existing and potential customer base, increasing our geographic and technological capabilities, promoting best practices and cross-selling our services to our customers, as well as continuing to maintain our financial strength, place us in a strong position to capitalize upon opportunities and trends in the industries we serve and to expand our operations globally. We continue to evaluate potential acquisitions of companies with strong management teams and good reputations and believe that our financial strength and experienced management team will be attractive to potential acquisition targets.

Reportable Segments

The following is an overview of the types of services provided by each of our reportable segments and certain of the long-term industry trends impacting each segment. With respect to industry trends, we and our customers continue to operate in an uncertain business environment with stringent regulatory and environmental requirements. Regulatory and economic issues have adversely affected demand for our services and the timing of projects in the past and may continue to do so in the future. We cannot definitively predict the timing or magnitude of the effect that industry trends may have on our business, particularly in the near-term. However, in recent periods we have experienced an increase in project awards and demand for our services, and many projects that had been negatively impacted by regulatory delays have overcome those challenges and commenced construction.

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

Demand for electricity in North America is expected to grow over the long-term. North America’s electric power grid was not designed or constructed to serve today’s power needs and is not adequate to serve the power needs of the future. The electric power grid is aging, continues to deteriorate and lacks redundancy. The increasing demand for electricity, coupled with the aging infrastructure, has affected and will continue to affect reliability, requiring utilities to upgrade and expand their existing transmission and distribution systems. Current federal legislation also requires the power industry to meet federal reliability standards for its transmission and distribution systems. These system upgrades are resulting in increased spending and increased demand for our services in the near-term, and we expect this will continue over the long-term as well.

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

The significant improvement in access to natural gas resources in unconventional shale formations in the United States and Canada, driven by technological advancements, has dramatically increased the near- and long-term supply of natural gas in North America. This increase in supply has also resulted in low natural gas prices for the past several years and the anticipation that natural gas prices will remain at reduced levels for the next several years. As a result, it is anticipated that the amount of electricity generated by natural gas powered plants will increase and the majority of new fossil fuel generation facilities built in North America for the foreseeable future will be fueled by natural gas. Further, the Environmental Protection Agency (EPA) has implemented certain emissions regulations that are resulting in the development of natural gas generation facilities to replace coal generation plants that are being retired in order to comply with the new regulations. These dynamics are anticipated to result in the need for new transmission and substation infrastructure to be built in North America to interconnect new natural gas fired generation facilities. It is also anticipated that modifications to and re-engineering of existing transmission and substation infrastructure will be required when existing coal generation facilities are retired or shut down.

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

Certain legislative and regulatory actions may also increase demand for our electric power infrastructure services. For example, in July 2011, the Federal Energy Regulatory Commission (FERC) issued Order No. 1000, which establishes transmission planning and cost allocation requirements for public utility transmission providers that are intended to facilitate multi-state electric transmission lines. The order requires planning for transmission to occur on both a local and regional basis and to take into account transmission needs driven by public policy requirements. It also provides rules for cost allocation across areas so that transmission costs are paid for by the beneficiaries of the infrastructure to be developed. The order also removes certain rights of first refusal from FERC-approved tariffs and agreements, which is intended to encourage a more competitive marketplace for transmission infrastructure development and allow development to occur more quickly. We believe that certain legislative and regulatory actions, such as FERC Order No. 1000, which was affirmed by FERC in May 2012, with the issuance of FERC Order No. 1000-A, could have a favorable impact on the development of transmission infrastructure over the medium- and long-term, and as a result, increase demand for our electric transmission services.

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

We see potential growth opportunities in this segment, primarily in the installation and maintenance of natural gas, natural gas byproducts and oil pipelines and related services for gathering systems and pipeline integrity. In particular, we believe the existing pipeline and gathering system infrastructure in North America is insufficient to support the increasing development of new sources of natural gas, oil and other liquids, such as the unconventional shale formations and Canadian oil sands. We anticipate it will take several years to build this infrastructure and believe this need will increase demand for our services over time. To diversify our mainline pipe service offering, we have focused on opportunities to provide our infrastructure services for gathering systems and related facilities, particularly in the liquid-rich shale formations. We are increasing our presence in the areas of several shale formations through the establishment of local offices to better position us to pursue these opportunities.

Ongoing development of unconventional shale formations throughout North America has resulted in a significant increase in the country’s natural gas supply as compared to several years ago. We believe the abundant natural gas supply, combined with lower gas prices, will stimulate demand for increased natural gas usage in the future. As one of the cleanest-burning fossil fuels for power generation, low-cost natural gas supports the U.S. goals of energy independence from foreign energy sources and a cleaner environment. The U.S. Energy Information Administration has stated that the number of natural gas-fired power plants built will increase significantly over the next two decades. As power generation from renewable energy sources continues to increase and become a larger percentage of the overall power generation mix, we also believe natural gas will be the fuel of choice to provide backup power generation during times when renewable energy sources are not available. Additionally, the acceptance of nuclear energy as a means of meeting the growing demand for energy in North America remains uncertain. We believe these factors will result in increasing development of natural gas power generation to meet North America’s future energy needs, which will in turn result in increased demand for natural gas production and the need for additional pipeline infrastructure to connect natural gas supplies to demand centers, increasing the demand for our services.

The abundance, low price and long-term supply of North American natural gas is also resulting in efforts to develop liquefied natural gas (LNG) export facilities in the United States and Canada, which could provide pipeline and related facilities development opportunities for the company. Natural gas prices in various international markets are significantly higher than North American natural gas prices, making the economics of exporting North American natural gas to international markets attractive. Although a number of LNG export facilities are in various stages of planning, permitting and development in the United States and Canada, it is unlikely that all of them will be developed.

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

As a result of recent significant pipeline incidents in the United States, federal and state regulatory agencies are implementing new pipeline safety rules and increasing enforcement activities. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements. Testing is expected to become more frequent, extensive and invasive, and more information will be available regarding the condition of the country’s pipeline infrastructure. As a result, we anticipate a significant increase in spending allocated to pipeline integrity testing, rehabilitation and replacement services, and an increase in demand for the related services we provide over the coming years. We expect companies will increasingly seek out service providers that can provide a turnkey management solution. We believe we are one of the few companies in North America that offers a complete solution for pipeline companies and gas utilities as they focus on testing, rehabilitating and replacing their pipeline infrastructure.

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. The Fiber Optic Licensing and Other segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services primarily provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunications infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry.

The growth opportunities in our Fiber Optic Licensing and Other segment primarily relate to geographic expansion to serve customers who need secure high-speed networks, in particular communications carriers and educational, financial services and healthcare institutions. These growth opportunities exist in both the markets we currently serve, by expanding our existing network to add new customers, and expansion into new markets through the build-out of new networks. This expected growth will require significant capital expenditures to support our network expansion efforts.

Financial Information about Geographic Areas

We operate primarily in the United States; however, we derived $861.5 million, $535.0 million and $256.1 million of our revenues from foreign operations during the years ended December 31, 2012, 2011 and 2010, respectively. Of our foreign revenues, approximately 96%, 97% and 88% were earned in Canada, during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, we held property and equipment in the amount of $151.9 million and $114.8 million in foreign countries, primarily Canada, as of December 31, 2012 and 2011.

Our business, financial condition and results of operations in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A. “Risk Factors” for additional information.

Customers, Strategic Alliances and Preferred Provider Relationships

Our customers include electric power and natural gas and oil pipeline companies, as well as commercial, industrial and governmental entities. We have a large and diverse customer base, including many of the leading companies in the industries we serve. Our 10 largest customers accounted for approximately 31% of our consolidated revenues during the year ended December 31, 2012. Our largest customer accounted for approximately 7% of our consolidated revenues for the year ended December 31, 2012.

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

We believe that our strategic relationships with customers in the electric power and natural gas and oil pipeline industries will continue to result in future opportunities. Many of these relationships take the form of strategic alliance or long-term maintenance agreements. Strategic alliance agreements generally state an intention to work together over a period of time and/or on specific types of projects, and many provide us with preferential bidding procedures. Strategic alliances and long-term maintenance agreements are typically agreements for an initial term of approximately two to four years that may include renewal options to extend the initial term.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog includes estimates of revenues to be realized under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in our current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of December 31, 2012 and 2011, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of December 31, 2012		Backlog as of December 31, 2011
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,864,870	$4,918,178	$2,352,053	$4,946,486
Natural Gas and Pipeline Infrastructure Services	797,044	1,566,316	764,135	1,343,156
Fiber Optic Licensing and Other	145,039	502,523	148,937	464,039

Total	$3,806,953	$6,987,017	$3,265,125	$6,753,681

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

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our services increases, customers often consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. In addition, competition may lessen as industry resources, such as labor supplies, approach capacity. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our existing or prospective customers, including electric power, natural gas and oil pipeline and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by many of our customers, in particular services relating to larger energy transmission infrastructure projects, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Employees

As of December 31, 2012, we had approximately 17,800 employees, consisting of approximately 2,400 salaried employees, including executive officers, professional and administrative staff, project managers and engineers, job superintendents and clerical personnel, and approximately 15,400 hourly employees, the number of which fluctuates depending upon the number and size of the projects we undertake at any particular time. Approximately 49% of our hourly employees at December 31, 2012 were covered by collective bargaining agreements, primarily with the International Brotherhood of Electrical Workers (IBEW), the Canadian Union Skilled Workers (CUSW) and the four pipeline construction trade unions administered by the Pipe Line Contractors Association (PLCA), which are the Laborers International Union of North America, International Brotherhood of Teamsters (Teamsters), United Association of Plumbers and Pipefitters and the International Union of Operating Engineers. These collective bargaining agreements require the payment of specified wages to our union employees, the observance of certain workplace rules and the payment of certain amounts to multi-employer pension plans and employee benefit trusts rather than sponsoring or administering the benefit programs provided on behalf of these employees. These collective bargaining agreements have varying terms and expiration dates. The majority of the collective bargaining agreements contain provisions that prohibit work stoppages or strikes, even during specified negotiation periods relating to agreement renewal, and provide for binding arbitration dispute resolution in the event of prolonged disagreement.

In January 2012, a strike by the Teamsters occurred that affected one of Quanta’s operating units, as well as other PLCA members. The strike lasted ten days and arose from disputes between the PLCA and the Teamsters over pension plan obligations included in a collective bargaining agreement (to which the Quanta operating unit was a party) under negotiation at the time. Negotiations on the agreement stalled, resulting in the strike. Other unions supported the strike by the Teamsters and did not work during the strike period. The disputes have been resolved and the PLCA and the Teamsters entered into a new collective bargaining agreement on May 31, 2012.

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

Materials

Our customers typically supply most or all of the materials required for each job. However, for some of our contracts, we may procure all or part of the materials required. As we continue to expand our comprehensive engineering, procurement and construction offerings (EPC), particularly associated with utility scale solar projects, the cost of materials may become a proportionally larger component of our consolidated cost of services. We purchase such materials from a variety of sources and do not anticipate experiencing any significant difficulties in procuring such materials.

Training, Quality Assurance and Safety

Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of our services. Our operating units have established comprehensive safety policies, procedures and regulations and require that employees complete prescribed training and service programs prior to performing more sophisticated and technical jobs, which is in addition to those programs required, if applicable, by the IBEW/NECA Apprenticeship Program, the training programs sponsored by the four trade unions administered by the PLCA, the apprenticeship training programs sponsored by the CUSW or our equivalent programs. Under the IBEW/NECA Apprenticeship Program, all journeyman linemen are required to complete a minimum of 7,000 hours of on-the-job training, approximately 144 hours of classroom education and extensive testing and certification. Certain of our operating units have established apprenticeship training programs approved by the U.S. Department of Labor that prescribe equivalent training requirements for employees who are not otherwise subject to the requirements of the IBEW/NECA Apprenticeship Program. Similarly, the CUSW offers apprenticeship training for construction and maintenance electricians that requires five terms of 1,700 hours each, combining classroom and on-the-job training, as well as training for powerline technicians that also involves classroom and jobsite training over a four-year period. In addition, the Laborers International Union of North America, International Brotherhood of Teamsters, United Association of Plumbers and Pipefitters and the International Union of Operating Engineers have training programs specifically designed for developing and improving the skills of their members who work in the pipeline construction industry. Our operating units also benefit from sharing best practices regarding their training and educational programs and comprehensive safety policies and regulations.

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

Environmental Matters and Climate Change Impacts

We are committed to the protection of the environment and train our employees to perform their duties accordingly. We are subject to numerous federal, state, local and international environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were sent by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or use our properties as collateral for financing. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our licenses or permits, which could materially and adversely affect our business, results of operations and cash flows. Our contracts with our customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services.

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

Risk Management and Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2012 and 2011, the gross amount accrued for insurance claims totaled $160.8 million and $201.2 million, with $120.2 million and $155.4 million considered to be long-term and included in other non-current liabilities. Included within the gross liability at December 31, 2012 was approximately $14.7 million of accruals related to the insurance claims retained by us associated with the sale of our telecommunications subsidiaries on December 3, 2012. Related insurance recoveries/receivables as of December 31, 2012 and 2011 were $22.2 million and $63.1 million, of which $2.3 million and $9.8 million are included in prepaid expenses and other current assets and $19.9 million and $53.3 million are included in other assets, net. These balance sheet amounts include liabilities and recoveries/receivables.

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

Seasonality and Cyclicality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays in projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway and weather is more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States and Canada. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions, dispositions, fluctuations in our equity in earnings of unconsolidated affiliates and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period. You should read “Outlook” and “Understanding Margins” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

Website Access and Other Information

Our website address is www.quantaservices.com. Interested parties may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports through our website under the heading “Investors & Media/SEC Filings” or through the website of the Securities and Exchange Commission (the SEC) at www.sec.gov. These reports are available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, Code of Ethics and Business Conduct and the charters of each of our Audit Committee, Compensation Committee, Governance and Nominating Committee and Investment Committee are posted on our website under the heading “Investors & Media/Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. Free copies of these items may be obtained from our website. We will make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this or any other Quanta publication, stockholders may submit a request in writing to Quanta Services, Inc., Attn: Corporate Secretary, 2800 Post Oak Blvd., Suite 2600, Houston, TX 77056, or by phone at 713-629-7600. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot provide assurance that the information obtained from other sources is accurate or complete. No information on our website is incorporated by reference herein.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our quarterly results may be materially and adversely affected by:

•	permitting, regulatory or customer-caused delays on projects;

•	adverse weather conditions;

•	variations in the margins of projects performed during any particular quarter;

•	unfavorable regional, national or global economic and market conditions;

•	a reduction in the demand for our services;

•	the budgetary spending patterns of customers and federal, state and local governments;

•	increases in construction and design costs;

•	the timing and volume of work we perform;

•	the magnitude of work performed under change orders and the timing of their recognition;

•	the ability to successfully negotiate and obtain reimbursement for pending change orders;

•	liabilities associated with pension plans in which our employees participate or withdrawals therefrom;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements have;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	payment risk associated with the financial condition of our customers;

•	the termination or expiration of existing agreements;

•	pricing pressures resulting from competition;

•	changes in bonding and lien requirements applicable to existing and new agreements;

•	implementation of various information systems, which could temporarily disrupt day-to-day operations;

•	the recognition of tax benefits related to uncertain tax positions;

•	costs we incur to support growth internally or through acquisitions or otherwise;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs; and

•	the timing and significance of potential impairments of long-lived assets, equity or other investments, goodwill or other intangible assets.

Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Negative economic and market conditions may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth.

The economy is still recovering from the recession in 2008 and 2009, and economic growth remains slow. It is uncertain when or if these conditions will improve to pre-recession levels. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. Many of our customers have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Regulatory and environmental requirements and economic conditions affecting any of the industries we serve may lead to less demand for our services.

Because the vast majority of our revenue is derived from a few industries, regulatory and environmental requirements or a downturn in economic conditions affecting any of those industries would adversely affect our results of operations. Customers in the industries we serve face stringent regulatory and environmental requirements and permitting processes as they implement plans for their projects, which can result in delays, reductions and cancellations of some of their projects. Additionally, unfavorable economic conditions in any industry we serve could result in the delay, reduction or cancellation of projects by our customers, as well as cause our customers to outsource less work. These regulatory and economic factors have resulted in decreased demand for our services in the past, and they may continue to do so in the future, potentially impacting our operations and our ability to grow at historical levels. A number of other factors, including financing conditions and potential bankruptcies in the industries we serve or a prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Consolidation, competition, capital constraints or negative economic conditions in the electric power and natural gas and oil pipeline industries may also result in reduced spending by, or the loss of, one or more of our customers.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays and other factors, some of which are beyond our control, that can impact our ability to complete the project in accordance with the original delivery schedule. In addition, we occasionally contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric power, natural gas or oil transmission lines, solar or wind projects, or other facilities. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. We may not be able to recover all of such costs. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our customers may change or delay various elements of a project after its commencement, or the design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs.

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

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. For instance, we may experience shortages of qualified journeyman linemen, who are integral to the provision of transmission and distribution services under our Electric Power Infrastructure Services segment. In addition, in our Natural Gas and Pipeline Infrastructure Services segment, there is limited availability of experienced supervisors and foremen that can oversee large mainline pipe projects. A shortage in the supply of these skilled personnel creates competitive hiring markets and may result in increased labor expenses. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues or profitability.

Our use of fixed price contracts could adversely affect our business and results of operations.

We currently generate a portion of our revenues under fixed price contracts. We also expect to generate a greater portion of our revenues under this type of contract in the future as larger projects, such as electric power and pipeline transmission build-outs and utility-scale solar facilities, become a more significant aspect of our business. We assume risks related to revenue and cost on fixed-priced contracts. Actual revenues and project costs can vary, sometimes substantially, from our original projections due to changes in a variety of factors including:

•	unforseen circumstances not included in our cost estimates or covered by our contract for which we cannot obtain adequate compensation;

•	changes in the cost of equipment, commodities, materials or labor;

•	unanticipated costs or claims due to customer-caused delays, errors in specifications or designs, or contract termination and our ability to obtain reimbursement for such costs;

•	weather conditions;

•	failure to perform by our project owners, suppliers or subcontractors;

•	difficulties in obtaining required permits or approvals;

•	changes in laws and regulations; and

•	general economic conditions.

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

In addition, our customers may cancel, delay or reduce the number or size of projects available to us for a variety of reasons, including capital constraints or inability to meet regulatory requirements. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will be successful.

Our business is highly competitive.

The specialty contracting business is served by numerous small, owner-operated private companies, some public companies and several large regional companies. In addition, relatively few barriers prevent entry into some areas of our business. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. A substantial portion of our revenues is directly or indirectly dependent on winning new contracts. The timing of when project awards will be made is unpredictable and often involves complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors, including price, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We are currently experiencing the impacts of competitive pricing in certain of the markets we serve, such as the electric power market with respect to smaller scale transmission projects and distribution services. In addition, our bids may not be successful because of a client’s perception of our ability to perform the work or a client’s perception of technology advantages held by our competitors as well as other factors. Certain of our competitors may have lower overhead cost structures. Therefore, they may be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors have significant resources, including financial, technical and marketing resources. We cannot be certain that our competitors do not have or will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the specialty contracting business or maintain our customer base at current levels. We also face competition from the in-house service organizations of our existing or prospective customers. Electric power and natural gas and oil pipeline service providers usually employ personnel who perform some of the same types of services we do, and we cannot be certain that our existing or prospective customers will continue to outsource services in the future.

Changes in government spending and legislative actions and initiatives relating to renewable energy and electric power may adversely affect demand for our services.

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

The American Recovery and Reinvestment Act of 2009 (ARRA) provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power infrastructure. Some of these programs have expired, which may affect the economic feasibility of future projects. Additionally, while a significant amount of stimulus funds have been awarded, we cannot predict the timing and scope of any investments to be made under stimulus funding or whether stimulus funding will result in increased demand for our services. Investments for renewable energy, electric power infrastructure and telecommunications fiber deployment under ARRA programs may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our services.

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

Although we maintain insurance policies with respect to employer’s liability, general liability, auto and workers’ compensation claims, since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We are primarily self-insured for all claims that do not exceed the amount of the applicable deductible. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year. Our insurance policies include various coverage requirements, including the requirement to give appropriate notice. If we fail to comply with these requirements, our coverage could be denied.

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

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental liabilities, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations. For details on our existing litigation and claims, refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt our operations.

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. For example, we have significant operations in California and other states which have an increased risk of wildfires. Should our insurer determine to exclude coverage for wildfires in the future, we could be exposed to significant liabilities and potentially a disruption of our California operations. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our results of operations and financial condition.

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

Many of our customers may cancel our contracts on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us, which will be more likely if customer spending decreases, for example, due to the slow recovery of the economy. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

The nature of our business exposes us to warranty claims, which may reduce our profitability.

Under our contracts with customers, we typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and material. The majority of our contracts have a warranty period of 12 months. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have been minimal. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. However, certain projects, such as utility-scale solar facilities, may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occurred, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past and may in the future account for a significant portion of our revenue in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. Our loss of business from a significant customer could have a material adverse effect on our business, financial condition and results of operations.

Our profitability and financial condition may be adversely affected by risks associated with the natural gas and oil pipeline industry, such as price fluctuations and supply and demand for natural gas.

Certain of our services, in particular those under our Natural Gas and Pipeline Infrastructure Services segment, are exposed to risks associated with the natural gas and oil pipeline industry. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lack of demand for power generation from natural gas and a slowdown in the discovery or development of natural gas and/or oil reserves. Specifically, lower natural gas and oil prices generally result in decreased spending by our customers in our Natural Gas and Pipeline Infrastructure Services segment. The significant increase in the North American supply of natural gas due to ongoing development of unconventional shale formations has resulted in low natural gas prices for the past several years. While higher natural gas and oil prices generally result in increased infrastructure spending by these customers, sustained high energy prices could be an impediment to economic growth and could result in reduced infrastructure spending by such customers. Higher prices could also decrease spending on natural gas fired electricity generation facilities and related infrastructure, an important component of our electric power infrastructure services business. Additionally, higher prices will likely reduce demand for power generation from natural gas, which could result in decreased demand for the expansion of North America’s natural gas pipeline infrastructure, and consequently result in less capital spending by these customers and less demand for our services.

Further, if the discovery or development of natural gas and/or oil reserves slowed or stopped, customers would likely reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for our services. If the profitability of our business under the Natural Gas and Pipeline Infrastructure Services segment were to decline, our overall profitability, results of operations and cash flows could also be adversely affected.

Backlog may not be realized or may not result in profits.

Backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts or projects by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but would not have a contractual right to the total revenues reflected in our backlog. The backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects that are delayed may remain in backlog for extended periods of time. All of these uncertainties are heightened by negative economic conditions and their impact on our customers’ spending, as well as the effects of regulatory requirements and weather conditions. Consequently, we cannot assure that our estimates of backlog are accurate or that we will be able to realize our estimated backlog.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are used primarily in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts inclusive of contractual change orders and claims, revenue recognition for fiber optic licensing contracts, share-based compensation, operating results of reportable segments, provision (benefit) for income taxes and the calculation of uncertain tax positions. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while intangible assets that have finite useful lives are amortized over their useful lives. The accounting literature provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a detailed discussion. Management is required to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. If there is a decrease in market capitalization below book value in the future, this may be considered an impairment indicator.

In addition, we enter into various types of investment arrangements in the normal course of business, each having unique terms and conditions. These investments may include equity interests we hold in business entities, including general or limited partnerships, contractual joint ventures or other forms of equity participation. These investments may also include our participation in different finance structures such as the extension of loans to project specific entities, the acquisition of convertible notes issued by project specific entities or other strategic financing arrangements. Our equity method investments are carried at original cost and are included in other assets, net in our consolidated balance sheet and are adjusted for our proportionate share of the investees’ income, losses and distributions. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment should be recognized. Any future impairments, including impairments of goodwill, intangible assets or investments, could have a material adverse effect on our results of operations for the period in which the impairment is recognized.

New federal or state telecommunications regulations, or changes in, or interpretations of, existing regulations, could adversely affect our Fiber Optic Licensing and Other segment.

Many of our Fiber Optic Licensing and Other segment customers benefit from the Universal Service “E-rate” program, which was established by Congress in the 1996 Telecommunications Act and is administered by the Universal Service Administrative Company (USAC) under the oversight of the Federal Communications Commission (FCC). Under the E-rate program, schools, libraries and certain healthcare facilities may receive subsidies for certain approved telecommunications services, internet access and internal connections. From time to time, bills have been introduced in Congress that would eliminate or curtail the E-rate program. Passage of such actions by the FCC or USAC to further limit E-rate subsidies could decrease the demand by certain customers for the services offered by our Fiber Optic Licensing and Other segment.

The licensing services we provide through our Fiber Optic Licensing and Other segment are subject to regulation by the FCC, to the extent that they are interstate telecommunications services, and by state regulatory agencies, when wholly within a particular state. To remain eligible to provide services under the E-rate program, we must maintain telecommunications authorizations in every state where we operate, and we must obtain such authorizations in any new state where we plan to operate. Changes in federal or state regulations could reduce the profitability of our Fiber Optic Licensing and Other segment, and delays in obtaining new authorizations could inhibit our ability to grow our Fiber Optic Licensing and Other segment in new geographic areas. We could be subject to fines if the FCC or a state regulatory agency were to determine that any of our activities or positions are not in compliance with certain regulations. If the profitability of our Fiber Optic Licensing and Other segment were to decline, or if the business of this segment were to become subject to fines, our overall results of operations and cash flows could also be adversely affected.

Our fiber optic licensing business is capital intensive and requires substantial investments, and returns on investments may be less than expected for various reasons.

Our fiber optic licensing business requires substantial amounts of capital investment to build out new fiber networks. In 2013, our proposed capital expenditures for our fiber optic licensing business are approximately $35 million to $45 million, $17.4 million of which is related to committed licensing arrangements as of December 31, 2012. Although we generally do not commit capital to new networks until we have a committed license arrangement in place with at least one customer, we may not be able to recoup our initial investment in the network, and we may not realize a return on the capital investment for an extended period of time. Furthermore, the amount of capital that we invest in our fiber optic network may exceed planned expenditures as a result of various factors, including difficulty in obtaining permits or rights of way or unexpected increases in costs due to labor, materials or project productivity, which would result in a decrease in the returns on our capital investments if licensing fees for the network were committed and could not be renegotiated. New or developing technologies or significant competition in any of our markets could also negatively impact our fiber optic licensing business. Any of these events could adversely affect our results of operations or result in an impairment of our fiber optic network.

We extend credit to customers for purchases of our services and may enter into longer-term deferred payment arrangements or provide other financing or investment arrangements with certain of our customers, which subjects us to potential credit or investment risk that could, if realized, adversely affect our results of operations or financial condition.

We grant credit, generally without collateral, to our customers, which include electric power utilities, natural gas and oil pipeline companies, governmental entities, general contractors, and builders, owners and managers of renewable energy facilities and commercial and industrial properties located primarily in the United States and Canada. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements with our customers subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. Many of our customers have been negatively impacted by uncertain economic conditions in recent years, and some may experience financial difficulties (including bankruptcies) that could impact our ability to collect amounts owed to us or impair the value of our investments in them. If we are unable to collect amounts owed to us, our cash flows would be reduced and we could experience losses if the uncollectible amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. Losses experienced could materially and adversely affect our financial condition and results of operations. The risks of collectability and impairment losses may increase for projects where we provide services as well as make a financing or equity investment.

The loss of key personnel could disrupt our business.

We depend on the continued efforts of our executive officers and on senior management of our operating units, including the businesses we acquire. Although we typically enter into employment agreements with terms of one to three years with our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time or that key employees of our future acquisition targets will be willing to enter into such agreements. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We do not carry key-person life insurance on any of our employees.

We may be required to contribute cash to meet our underfunded obligations in certain multi-employer pension plans.

Our collective bargaining agreements generally require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal. For example, in the fourth quarter of 2011, we recognized a $32.6 million liability when certain of our subsidiaries withdrew from an underfunded multi-employer pension plan. The amount of this liability is estimated based on information received from the multi-employer plan in 2011, although the plan has asserted that additional amounts are due. The actual amount assessed by the plan for the withdrawal and the amount that we ultimately pay for the withdrawal liability may be materially different than the amount currently recorded.

In addition, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future work that requires the specific use of union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot reasonably be estimated. Our performance of a significant amount of future services in areas that require us to utilize unionized employees covered by these affected plans, or a deterioration in the funding status of any of the plans to which our operating units contribute, could require significant additional contributions, which could detrimentally affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.

Our unionized workforce and related obligations could adversely affect our operations.

As of December 31, 2012, approximately 49% of our hourly employees were covered by collective bargaining agreements. Although the majority of the collective bargaining agreements prohibit strikes and work stoppages, certain of our unionized employees participated in a strike and work stoppage during January 2012, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages can adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.

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

Approximately 51% of our hourly employees are not unionized. Under the current presidential administration, certain administrative and regulatory actions have been taken and are being considered that could create more flexibility and opportunity for labor unions to organize non-union workers and could result in a greater percentage of our workforce being subject to collective bargaining agreements, heightening the risks described above. In addition, certain of our customers require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews were to become unionized, which could negatively affect our business and results of operations.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and elect to procure future services from other providers.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

Our international operations are presently conducted primarily in Canada and Australia, but we have performed work in various other foreign countries, and we expect that the number of countries in which we operate could expand significantly over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, our international operations include business and transactions for which we are paid in local currency. Payments to us in currencies other than the U.S. dollar may exceed our local currency needs, leading to the accumulation of excess local currency, which, in certain instances, may be subject to either temporary blocking, costly taxes or tariffs, or other difficulties converting to U.S. dollars. There are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws. These risks could restrict our ability to provide services to international customers, operate our international business profitably, or fund our strategic objectives, and our overall business, liquidity and results of operations could be negatively impacted by our foreign activities.

We could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure future funds or financing on acceptable terms, we may be unable to support our growth strategy or future operations. We cannot readily predict the ability of certain customers to pay for past services, and unfavorable economic conditions, such as those experienced over recent years, may negatively impact the ability of our customers to pay amounts owed to us. We may also use cash for acquisitions, as well as for investments, both of which are elements of our growth strategy, but we cannot readily predict the timing, size and success of our acquisition or investment efforts. Using cash for acquisitions and investments limits our financial flexibility and may increase our need to seek additional capital through future debt or equity financings. Our existing credit facility contains significant restrictions on our operational and financial flexibility, including our ability to incur additional debt or conduct certain types of preferred equity financings, and if we seek more debt, we may have to agree to additional covenants that limit our operational and financial flexibility. If we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all. Furthermore, our credit facility is based upon existing commitments from several banks. Banks have become more restrictive in their lending practices following the difficulties in the credit markets, and some may be unable or unwilling to fund their commitments, which may limit our access to the capital needed to fund our growth and operations. In addition, we rely on financing companies to fund the leasing of certain of our trucks and trailers, support vehicles and specialty construction equipment. Credit market conditions may cause certain of these financing companies to restrict or withhold access to capital to fund the leasing of additional equipment. Although we are not dependent on any single equipment lessor, a widespread lack of available capital to fund the leasing of equipment could negatively impact our future operations. Additionally, the market price of our common stock may change significantly in response to various factors and events beyond our control, which will impact our ability to use equity to obtain funds. A variety of events may cause the market price of our common stock to fluctuate significantly, including overall market conditions or volatility, a shortfall in our operating results from those anticipated, negative results or other unfavorable information relating to our market peers or the other risks described in this Annual Report on Form 10-K.

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

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market and economic conditions. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations.

Fluctuating foreign currency exchange rates may have a greater impact on our financial results as we expand into international markets.

For the year ended December 31, 2012, we derived $861.5 million, or 14.6%, of our consolidated revenues from foreign operations, the substantial majority of which was earned in Canada. We intend to expand the volume of services that we provide internationally. As a result, our reported financial condition and results of operations may be exposed to the effects that fluctuating exchange rates have on the process of translating the financial statements of our international operations, which are usually denominated in local currencies, into the U.S. dollar.

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

The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirements for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to express an opinion over the operating effectiveness of our internal control over financial reporting. During 2012, we continued actions to ensure our ability to comply with these requirements. As of December 31, 2012, our internal control over financial reporting was effective; however, there can be no assurance that our internal control over financial reporting will be effective in future years. Failure to maintain effective internal controls or the identification of significant internal control deficiencies in acquisitions already made or made in the future could result in a decrease in the market value of our common stock and our other publicly traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in our services. We view our portfolio of proprietary energized services tools and techniques, as well as our other process and design technologies, as one of our competitive strengths, which we believe differentiates our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We also license certain technologies from third parties, and there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if intellectual property challenges or infringement proceedings succeed against us, our ability to differentiate our service offerings could be reduced. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and revenue could be materially and adversely affected.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, although we do not expect any material short-term impact on our financial results as a result of the legislation. We are currently assessing the extent of any long-term impact from the legislation.

Opportunities within the government arena could subject us to increased governmental regulation and costs.

Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, management’s focus associated with the start-up and bidding process may be diverted away from other opportunities. Involvement with government contracts could require a significant amount of costs to be incurred before any revenues are realized from these contracts. In addition, as a government contractor, we are subject to a number of procurement rules and other public sector regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If a government agency determines that costs were improperly allocated to specific contracts, such costs will not be reimbursed or a refund of previously reimbursed costs may be required. If a government agency alleges or proves improper activity, civil and criminal penalties could be imposed and serious reputational harm could result. Many government contracts must be appropriated each year. If appropriations are not made in subsequent years, we would not realize all of the potential revenues from any awarded contracts.

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

Facilities

We lease our corporate headquarters in Houston, Texas and maintain other facilities throughout North America and in various foreign locations where we conduct business. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2012, we owned 33 of the facilities we occupy, many of which are encumbered by a security interest under our credit facility, and we leased the remainder. We believe that our existing facilities are sufficient for our current needs.

Equipment

We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, robotic arms, wire pullers, tensioners, and helicopters. Our owned equipment and the leasehold interest in our leased equipment are encumbered by a security interest under our credit facility. As of December 31, 2012, the total size of the rolling-stock fleet was approximately 24,000 units. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We believe that our equipment is generally well maintained and adequate for our present operations.

ITEM 3.	Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Litigation and Claims in Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”, which is incorporated by reference in this Item 3, for additional information regarding legal proceedings.

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

	High	Low
Year Ended December 31, 2012
1st Quarter	$22.55	$20.59
2nd Quarter	24.07	20.21
3rd Quarter	26.07	21.63
4th Quarter	27.96	22.92
Year Ended December 31, 2011
1st Quarter	$24.18	$19.98
2nd Quarter	22.98	18.49
3rd Quarter	20.97	15.37
4th Quarter	22.50	16.63

On February 20, 2013, there were 792 holders of record of our common stock, two holders of record of exchangeable shares of a Canadian subsidiary of Quanta and one holder of record of our Series F preferred stock. There is no established trading market for the exchangeable shares or the Series F preferred stock; however, the exchangeable shares may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. See Note 11 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discussion of our equity securities.

Unregistered Sales of Securities During the Fourth Quarter of 2012

Quanta made no unregistered sales of securities during the fourth quarter of 2012.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2012

The following table contains information about our purchases of equity securities during the three months ended December 31, 2012.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2012 — October 31, 2012	—		$—	—	—
November 1, 2012 — November 30, 2012	17,681	(1)	$25.11	—	—
December 1, 2012 — December 31, 2012	63,269	(1)	$25.86	—	—

Total	80,950			—	$—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Dividends

We have not declared any cash dividends on our common stock during the years ended December 31, 2012 or 2011, nor in any previous periods. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we currently do not intend to declare or pay any cash dividends on our common stock in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, as discussed in Liquidity and Capital Resources — “Debt Instruments — Credit Facility” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our credit facility includes limitations on the payment of cash dividends without the consent of the lenders.

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

The following graph compares, for the period from December 31, 2007 to December 31, 2012, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index) and a peer group selected by our management that includes public companies within our industry. This peer group (the 2012 Peer Group) includes Chicago Bridge & Iron Company N.V., Dycom Industries, Inc., EMCOR Group Inc., Fluor Corporation, Jacobs Engineering Group Inc., MasTec, Inc., MYR Group Inc., Pike Electric Corporation, The Shaw Group, Inc., URS Corp. and Willbros Group, Inc. These companies were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours.

The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the S&P 500 Index and the 2012 Peer Group on December 31, 2007 and tracks their relative performance through December 31, 2012. MYR Group Inc. completed its initial public offering on August 12, 2008, and accordingly, the performance graph below assumes $100 was invested in MYR Group Inc. in 2008. The returns of each company in the peer group are weighted based on the market capitalization of each constituent company at the beginning of the measurement period. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Quanta Services, Inc., the S&P 500 Index

and the 2012 Peer Group

	12/07	12/08	12/09	12/10	12/11	12/12
Quanta Services, Inc.	$100.00	75.46	79.42	75.91	82.09	104.00
S&P 500	$100.00	63.00	79.67	91.67	93.61	108.59
2012 Peer Group	$100.00	51.51	54.88	69.48	60.36	73.40

ITEM 6.	Selected Financial Data

The following historical selected financial data has been derived from the financial statements of Quanta. See Note 5 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for information regarding certain acquisitions and the related impact on our results of operations as these acquisitions may affect the comparability of such results. Additionally, on December 3, 2012, we sold substantially all of our domestic telecommunications infrastructure services operations and related subsidiaries. Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all periods presented in this Annual Report on Form 10-K. The historical selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Year Ended December 31,
	2012	2011		2010		2009		2008
	(In thousands, except per share information)
Consolidated Statements of Operations Data:
Revenues	$5,920,269	$4,193,764		$3,629,433		$2,987,010		$3,353,335
Cost of services (including depreciation)	4,982,562	3,632,048	(a)	3,039,912		2,449,177		2,784,582

Gross profit	937,707	561,716		589,521		537,833		568,753
Selling, general and administrative expenses	434,894	337,835		307,875		277,920		274,451
Amortization of intangible assets	37,691	29,039		37,655		37,479		35,388

Operating income	465,122	194,842		243,991		222,434		258,914
Interest expense	(3,746)	(1,803)		(4,902)		(11,257)		(31,986)
Interest income	1,471	1,066		1,417		2,456		9,765
Loss on early extinguishment of debt, net	—	—		(7,107	) (c)	—		(2)
Equity in earnings of unconsolidated affiliates	2,084	—		—		—		—
Other income (expense), net	(351)	(597)		559		358		220

Income from continuing operations before income taxes	464,580	193,508		233,958		213,991		236,911
Provision for income taxes	158,859 (b)	63,096	(b)	88,884	(b)	69,828	(b)	97,235

Net income from continuing operations	305,721	130,412		145,074		144,163		139,676
Income from discontinued operations, net of taxes	16,935	14,004		10,483		19,372		17,889

Net income	322,656	144,416		155,557		163,535		157,565
Less: Net income attributable to noncontrolling interests	16,027	11,901		2,381		1,373		—

Net income attributable to common stock	$306,629	$132,515		$153,176		$162,162		$157,565

Amounts attributable to common stock:
Net income from continuing operations	$289,694	$118,511		$142,693		$142,790		$139,676
Net income from discontinued operations	16,935	14,004		10,483		19,372		17,889

Net income attributable to common stock	$306,629	$132,515		$153,176		$162,162		$157,565

Basic earnings per share attributable to common stock from continuing operations	$1.36	$0.56		$0.68		$0.72		$0.78

Diluted earnings per share attributable to common stock from continuing operations	$1.36	$0.56		$0.67		$0.71		$0.78

(a)	In the fourth quarter of 2011, we recorded a $32.6 million charge to cost of services related to our partial withdrawal from an underfunded pension plan.

(b)

The effective tax rates in 2012, 2011, 2010 and 2009 were impacted by the recording of $7.9 million, $8.4 million, $7.6 million and $16.1 million of tax benefits in each respective year primarily due to decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations.

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

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Working capital	$1,320,548	$984,078	$1,095,969	$1,087,104	$933,609
Goodwill	1,537,645	1,470,811	1,430,756	1,319,160	1,232,702
Total assets	5,140,757	4,699,114	4,341,212	4,116,954	3,558,159
Convertible subordinated notes, net of current maturities	—	—	—	126,608	122,275
Total stockholders’ equity	3,766,548	3,381,952	3,365,555	3,109,183	2,682,374

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

We are a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and natural gas and oil pipeline industries in North America and in select international markets. The services we provide include the design, installation, upgrade, repair and maintenance of infrastructure within each of the industries we serve, such as electric power transmission and distribution networks, substation facilities, renewable energy facilities and pipeline transmission and distribution systems and facilities. We also own fiber optic telecommunications infrastructure in select markets and license the right to use these point-to-point fiber optic telecommunications facilities to customers.

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the year ended December 31, 2012 were approximately $5.92 billion, of which 71% was attributable to the Electric Power Infrastructure Services segment, 26% to the Natural Gas and Pipeline Infrastructure Services segment and 3% to the Fiber Optic Licensing and Other segment.

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

For internal management purposes, we are organized into three internal divisions, namely, the electric power division, the natural gas and pipeline division and the fiber optic licensing division. These internal divisions are closely aligned with the reportable segments described above based on the predominant type of work provided by the operating units within each division.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of infrastructure services under a single customer contract or provide services across industries, for example, joint trenching projects to install distribution lines for electric power and natural gas customers. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

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

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to our customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by us. The Fiber Optic Licensing and Other segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry.

Recent Investments, Acquisitions and Divestitures

On December 3, 2012, substantially all of Quanta’s domestic telecommunications infrastructure services operations and related subsidiaries were sold to Dycom Industries, Inc. for net proceeds of approximately $265.0 million.

In the first and second quarters of 2012, we acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one natural gas and pipeline infrastructure services company based in the United States.

These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of our common stock valued at approximately $37.3 million and the repayment of $11.0 million in debt. These acquisitions allow us to further expand our capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

In the third and fourth quarters of 2011, we acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. These businesses have been reflected in our consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of Quanta common stock valued at approximately $32.4 million and the repayment of $3.4 million in debt. These acquisitions allow us to further expand our capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

On June 22, 2011, we acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We contributed an additional $52.3 million in the aggregate to HEP in March and April 2012 in exchange for an aggregate 45,435 Class D units of HEP. Howard Midstream Energy Partners, LLC used the proceeds of our investment, along with capital contributed by other third party investors, to purchase additional pipeline assets in the Eagle Ford shale region. As a result of this transaction and other third party investments in HEP, our total equity ownership interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%. We account for this investment using the equity method of accounting. During the fourth quarter of 2012, HEP sold its interest in Bottom Line Services, LLC and is expected to use the proceeds from the transaction for other strategic development opportunities.

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

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays on projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway, and weather is more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter.

Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines or delays in new projects in various geographic regions in the United States and Canada. Project schedules, particularly in connection with larger, longer-term projects, can also create fluctuations in the services provided, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, regional, national and global economic and market conditions, timing of acquisitions, the timing and magnitude of acquisition and integration costs associated with acquisitions, dispositions, fluctuations in our equity in earnings of unconsolidated affiliates and interest rate fluctuations are examples of items that may also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

We and our customers continue to operate in an uncertain business environment, with heightened regulatory and environmental requirements, stringent permitting processes and only gradual recovery in the economy from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced or delayed spending over the past three years, which we attribute primarily to regulatory and permitting hurdles and negative economic and market conditions, and we anticipate that these issues may continue to affect demand for some of our services in the near-term. However, we believe that most of our customers, many of whom are regulated utilities, remain financially stable in general and will be able to continue with their business plans in the long-term. You should read “Outlook” and “Understanding Margins” for additional discussion of trends and challenges that may affect our financial condition, results of operations and cash flows.

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

Subcontract work.    Work that is subcontracted to other service providers generally yields lower margins. An increase in subcontract work in a given period may contribute to a decrease in margins. We typically subcontract approximately 20% to 25% of our work to other service providers.

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

Insurance.    Margins could be impacted by fluctuations in insurance accruals as additional claims arise and as circumstances and conditions of existing claims change. We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Performance risk.    Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be affected both favorably and negatively by weather, geography, customer decisions and crew productivity. For example, when comparing a service contract between a current quarter and the comparable prior year’s quarter, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed and the productivity of the crews performing the work. Productivity can be influenced by many factors, including where the work is performed (e.g., rural versus urban area or mountainous or rocky area versus open terrain), whether the work is on an open or encumbered right of way, the impacts of inclement weather or the effects of environmental restrictions or regulatory delays. These types of factors are not practicable to quantify through accounting data, but each of these items may individually or in the aggregate have a direct impact on the gross margin of a specific project.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations of the telecommunications subsidiaries disposed of on December 3, 2012 have been reclassified from continuing operations to income from discontinued operations for all periods presented. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands).

Consolidated Results

	Year Ended December 31,
	2012		2011		2010
Revenues	$5,920,269	100.0%	$4,193,764	100.0%	$3,629,433	100.0%
Cost of services (including depreciation)	4,982,562	84.2	3,632,048	86.6	3,039,912	83.8

Gross profit	937,707	15.8	561,716	13.4	589,521	16.2
Selling, general and administrative expenses	434,894	7.3	337,835	8.1	307,875	8.5
Amortization of intangible assets	37,691	0.6	29,039	0.7	37,655	1.0

Operating income	465,122	7.9	194,842	4.6	243,991	6.7
Interest expense	(3,746)	(0.1)	(1,803)	—	(4,902)	(0.1)
Interest income	1,471	—	1,066	—	1,417	—
Loss on early extinguishment of debt, net	—	—	—	—	(7,107)	(0.2)
Equity in earnings of unconsolidated affiliates	2,084	—	—	—	—	—
Other income (expense), net	(351)	—	(597)	—	559	—

Income from continuing operations before income taxes	464,580	7.8	193,508	4.6	233,958	6.4
Provision for income taxes	158,859	2.6	63,096	1.5	88,884	2.4

Net income from continuing operations	305,721	5.2	130,412	3.1	145,074	4.0
Income from discontinued operations, net of taxes	16,935	0.3	14,004	0.3	10,483	0.3

Net income	322,656	5.5	144,416	3.4	155,557	4.3
Less: Net income attributable to noncontrolling interests	16,027	0.3	11,901	0.2	2,381	0.1

Net income attributable to common stock	$306,629	5.2%	$132,515	3.2%	$153,176	4.2%

Amounts attributable to common stock:
Net income from continuing operations	$289,694	4.9%	$118,511	2.9%	$142,693	3.9%
Net income for discontinued operations	16,935	0.3	14,004	0.3	10,483	0.3

Net income attributable to common stock	$306,629	5.2%	$132,515	3.2%	$153,176	4.2%

2012 compared to 2011

Revenues. Revenues increased $1.73 billion, or 41.2%, to $5.92 billion for the year ended December 31, 2012, primarily due to an increase in the number and size of electric and natural gas transmission projects as a result of overall increases in capital spending by our customers. Electric power infrastructure services revenues increased $1.18 billion, or 39.2%, to $4.21 billion and natural gas and pipeline infrastructure services revenues increased $523.5 million, or 51.8%, to $1.53 billion for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Also contributing to the overall revenue increase was the contribution of $231.6 million in revenues from acquired businesses and an increase of $77.2 million in revenues from emergency restoration services during 2012 as compared to 2011.

Gross profit.    Gross profit increased $376.0 million, or 66.9%, to $937.7 million for the year ended December 31, 2012. This increase was primarily due to the impact of higher overall revenues earned across all segments during the current period. Gross profit as a percentage of revenues increased to 15.8% for the year ended December 31, 2012 from 13.4% for the year ended December 31, 2011. Contributing to the increase in gross margin from 2011 to 2012 were overall performance improvements across all segments during the year ended December 31, 2012. In addition, the higher revenues earned during the current period also enhanced our ability to cover operating overhead costs. Gross profit for the year ended December 31, 2011 was also negatively impacted by a $32.6 million charge to the Natural Gas and Pipeline Infrastructure Services segment’s cost of services which occurred in the fourth quarter of 2011 in connection with the withdrawal of certain of our subsidiaries from an underfunded multi-employer pension plan.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $97.1 million, or 28.7%, to $434.9 million for the year ended December 31, 2012. The increase was primarily attributable to approximately $50.0 million in higher salary and benefits costs associated with higher personnel and incentive compensation expenses as a result of current levels of operating activity and profitability, $14.7 million in higher professional fees primarily associated with certain legal matters, business development initiatives and ongoing technology development costs and a $3.7 million increase in bad debt expense. Also contributing to the overall increase were $17.5 million in additional administrative expenses associated with acquired companies. Selling, general and administrative expenses as a percentage of revenues decreased from 8.1% for the year ended December 31, 2011 to 7.3% for the year ended December 31, 2012 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets.    Amortization of intangible assets increased $8.7 million to $37.7 million for the year ended December 31, 2012. This increase was primarily due to increased amortization of intangibles associated with businesses acquired during 2012 and the end of 2011, partially offset by reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized.

Interest expense.    Interest expense increased $1.9 million to $3.7 million for the year ended December 31, 2012, primarily due to higher levels of borrowings under the credit facility during the year ended December 31, 2012 as compared to the year ended December 31, 2011 and increased commitment fees on the credit facility entered into during the third quarter of 2011. The increased commitment fees are due to higher rates and increased unused availability under the facility.

Interest income.    Interest income increased $0.4 million to $1.5 million for the year ended December 31, 2012. The increase is primarily due to higher interest rates earned for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was partially offset by lower average cash balances during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates was $2.1 million for the year ended December 31, 2012 as compared to none for the year ended December 31, 2011. This primarily relates to our investment in HEP.

Provision for income taxes.    The provision for income taxes was $158.9 million for the year ended December 31, 2012, with an effective tax rate of 34.2%. The provision for income taxes was $63.1 million for the year ended December 31, 2011, with an effective tax rate of 32.6%. The effective tax rates for 2012 and 2011 were impacted by the recording of tax benefits in the amount of $7.9 million in 2012 and $8.4 million in 2011 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations and settlement of certain tax audits. Excluding the tax benefits from decreases in reserves for uncertain tax positions, the effective tax rates would have been 35.9% and 37.0% for the years ended December 31, 2012 and December 31, 2011, respectively. After excluding the tax benefits recorded, the lower effective tax rate in 2012 was primarily due to a higher proportion of income from continuing operations earned from international jurisdictions which are taxed at lower statutory rates.

2011 compared to 2010

Revenues. Revenues increased $564.3 million, or 15.5%, to $4.19 billion for the year ended December 31, 2011. Electric power infrastructure services revenues increased $993.9 million, or 49.0%, to $3.02 billion for the year ended December 31, 2011, primarily due to an increase in the number and size of projects as a result of increased capital spending by our customers, the contribution of $242.2 million in revenues from acquired businesses and an increase of $76.9 million in revenues from emergency restoration services during 2011 as compared to 2010. Partially offsetting these increases were lower revenues from natural gas and pipeline infrastructure services, which decreased $381.6 million, or 27.4%, to $1.01 billion for the year ended December 31, 2011 primarily due to a decrease in the number and size of natural gas transmission projects that were ongoing during 2011 as compared to 2010. Fiber optic licensing and other revenues also decreased by $48.0 million, or 23.1%, to $159.9 million during 2011 primarily due to a long-haul fiber installation performed during 2010 that was not replaced during 2011.

Gross profit.    Gross profit decreased $27.8 million, or 4.7%, to $561.7 million for the year ended December 31, 2011. As a percentage of revenues, gross margin decreased to 13.4% for the year ended December 31, 2011 from 16.2% for the year ended December 31, 2010. These decreases were primarily due to the impact of lower overall revenues from natural gas and pipeline infrastructure services, which resulted in a lower ability to cover operating overhead costs, as well as the impact of project losses incurred by this segment during 2011 that primarily resulted from increased project costs related to productivity issues caused by adverse weather conditions and more stringent application of regulations. Also contributing to these decreases was the impact of a $32.6 million charge to the Natural Gas and Pipeline Infrastructure Services segment’s cost of services in the fourth quarter of 2011 associated with the withdrawal of certain of our subsidiaries from an underfunded multi-employer pension plan. The decrease in gross profit was partially offset by the impact of higher overall revenues from the Electric Power Infrastructure Services segment as described above.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased $30.0 million, or 9.7%, to $337.8 million for the year ended December 31, 2011. This increase was primarily attributable to $19.2 million in higher salary and benefits costs from increased personnel and incentive compensation expenses associated with increased levels of operating activity, as well as approximately $14.0 million in additional administrative expenses associated with businesses acquired since January 1, 2010. Selling, general and administrative expenses as a percentage of revenues decreased from 8.5% for the year ended December 31, 2010 to 8.1% for the year ended December 31, 2011 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets.    Amortization of intangible assets decreased $8.6 million to $29.0 million for the year ended December 31, 2011. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with businesses acquired during 2010 and 2011.

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

Provision for income taxes.    The provision for income taxes was $63.1 million for the year ended December 31, 2011, with an effective tax rate of 32.6%. The provision for income taxes was $88.9 million for the year ended December 31, 2010, with an effective tax rate of 38.0%. The effective tax rates for 2011 and 2010 were impacted by the recording of tax benefits in the amount of $8.4 million in 2011 and $7.6 million in 2010 associated with decreases in reserves for uncertain tax positions resulting from the expiration of various federal and state statutes of limitations and settlement of certain tax audits. The lower tax rate in 2011 relates to a decrease in valuation allowance on foreign tax credits, favorable tax rate differentials on foreign earnings and lower tax expenses on income from unincorporated joint ventures.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the years indicated (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
Revenues:
Electric Power	$4,206,509	71.1%	$3,022,659	72.1%	$2,028,734	55.9%
Natural Gas and Pipeline	1,534,713	25.9	1,011,248	24.1	1,392,824	38.4
Fiber Optic Licensing and Other	179,047	3.0	159,857	3.8	207,875	5.7

Consolidated revenues from external customers	$5,920,269	100.0%	$4,193,764	100.0%	$3,629,433	100.0%

Operating income (loss):
Electric Power	$520,834	12.4%	$337,726	11.2%	$204,088	10.1%
Natural Gas and Pipeline	55,410	3.6	(78,307)	(7.7)	118,816	8.5
Fiber Optic Licensing and Other	61,299	34.2	53,476	33.5	52,952	25.5
Corporate and non-allocated costs	(172,421)	N/A	(118,053)	N/A	(131,865)	N/A

Consolidated operating income	$465,122	7.9%	$194,842	4.6%	$243,991	6.7%

2012 compared to 2011

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $1.18 billion, or 39.2%, to $4.21 billion for the year ended December 31, 2012. Revenues were positively impacted by increased revenues from electric power transmission projects and solar power generation projects as a result of increased capital spending by our customers. Revenues in 2012 were also favorably impacted by the contribution of approximately $201.3 million in revenues from acquired companies. Also contributing to the increase was a $77.2 million increase in revenues from emergency restoration services, primarily resulting from Hurricane Sandy, which impacted the northeastern United States in the fourth quarter of 2012.

Operating income increased $183.1 million, or 54.2%, to $520.8 million for the year ended December 31, 2012. Operating income as a percentage of segment revenues increased to 12.4% for the year ended

December 31, 2012 from 11.2% for the year ended December 31, 2011. These increases were primarily due to the overall increase in segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs, as well as higher margins earned on certain major transmission projects ongoing during 2012. The increase in operating margins was partially offset by the completion of certain higher margin solar power generation projects in 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $523.5 million, or 51.8%, to $1.53 billion for the year ended December 31, 2012. The increase in revenues was primarily due to an increase in the number and size of pipeline transmission projects primarily related to unconventional shale developments in certain regions of North America. Revenues from distribution services also increased during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily as a result of the incremental contribution of revenues from certain new master service agreements, as well as increased spending by our customers in certain regions of the United States. Revenues were also favorably impacted by the contribution of approximately $30.3 million in revenues from acquired companies.

Operating income increased $133.7 million, or 170.8%, to $55.4 million for the year ended December 31, 2012 from an operating loss of $78.3 million for the year ended December 31, 2011. Operating income as a percentage of segment revenues increased to 3.6% for the year ended December 31, 2012 from a negative 7.7% for the year ended December 31, 2011. Operating margins in 2011 were negatively impacted by increased costs resulting from performance issues on certain gas transmission projects completed during the first quarter of 2011 associated with adverse weather conditions and regulatory restrictions. Operating income for the year ended December 31, 2011 was also negatively impacted by a $32.6 million charge to this segment’s results in connection with the withdrawal of certain of our subsidiaries from an underfunded multi-employer pension plan. Operating income as a percentage of revenues in 2012 also increased as a result of the overall increase in segment revenues during 2012, which improved this segment’s ability to cover operating overhead and administrative costs.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment increased $19.2 million, or 12.0%, to $179.0 million for the year ended December 31, 2012. The increase in revenues was primarily due to increased spending on ancillary telecommunications and wireless infrastructure projects by customers operating within the electric power energy industry.

Operating income increased $7.8 million, or 14.6%, to $61.3 million for the year ended December 31, 2012. Operating income as a percentage of segment revenues for the year ended December 31, 2012 remained relatively constant at 34.2% compared to 33.5% for the year ended December 31, 2011.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2012 increased $54.4 million to $172.4 million. This increase was primarily due to an increase of approximately $28.4 million associated with higher personnel and incentive compensation costs associated with current levels of operating activity, an increase of $8.7 million in amortization expense, an increase of $7.6 million in professional fees associated with ongoing technology development costs, business development initiatives and legal matters and a $2.8 million increase in bad debt expense.

2011 compared to 2010

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $993.9 million, or 49.0%, to $3.02 billion for the year ended December 31, 2011. Revenues were primarily impacted by increased capital spending by our customers primarily associated with electric power transmission projects. Revenues in 2011 were also favorably impacted by the contribution of $235.4 million in revenues from acquired businesses. Also contributing to the increase was an increase of $76.9 million in emergency restoration services primarily resulting from Hurricane Irene, which impacted the east coast region of the United States.

Operating income increased $133.6 million, or 65.5%, to $337.7 million for the year ended December 31, 2011, and operating income as a percentage of segment revenues increased to 11.2% for the year ended December 31, 2011 from 10.1% for the year ended December 31, 2010. These increases were primarily due to the overall increase in the volume of segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs, as well as higher margins earned on certain solar power generation projects and from emergency restoration services performed in 2011 as compared to 2010. The increase in operating margins was partially offset by the completion of certain higher margin electric transmission projects during 2010 as compared to electric transmission projects that were in earlier stages of completion during 2011.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment decreased $381.6 million, or 27.4%, to $1.01 billion for the year ended December 31, 2011. Revenues were negatively impacted by a decrease in the number and size of projects as a result of delays in spending by our customers, specifically in connection with natural gas transmission projects. These decreases were partially offset by increases in revenues from distribution services as a result of the incremental contribution of certain new master service agreements for natural gas distribution services as well as increased spending by our customers in certain areas of the United States.

Operating income decreased $197.1 million, or 165.9%, to a loss of $78.3 million for the year ended December 31, 2011. Operating income as a percentage of segment revenues decreased to a negative 7.7% for the year ended December 31, 2011 from 8.5% for the year ended December 31, 2010. These decreases were primarily due to the impact of increased project costs related to performance issues caused by adverse weather conditions and regulatory restrictions on certain gas transmission projects completed during 2011. Also contributing to these decreases was a $32.6 million charge to this segment’s operating results in 2011 associated with the withdrawal of certain of our subsidiaries from an underfunded multi-employer pension plan, as well as the negative impact of the lower overall revenues described above, which negatively impacted this segment’s ability to cover fixed and overhead costs.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $48.0 million, or 23.1%, to $159.9 million for the year ended December 31, 2011. This decrease in revenues was primarily the result of a decrease in the volume of work associated with a long-haul fiber installation performed during 2010 that was not replaced during 2011. This decrease was partially offset by an increase in revenues during 2011 as compared to 2010 from telecommunication services that we perform on a limited and ancillary basis, primarily to our customers in the electric power industry.

Operating income increased nominally to $53.5 million for the year ended December 31, 2011. Operating income as a percentage of segment revenues for the year ended December 31, 2011 increased to 33.5% from 25.5% for the year ended December 31, 2010, primarily due to a higher percentage of fiber optic licensing revenues earned during 2011 which bear higher margins than the long-haul fiber installation performed during 2010.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the year ended December 31, 2011 decreased $13.8 million to $118.1 million. This decrease was primarily due to a decrease of $8.6 million in amortization expense as previously acquired intangible assets have become fully amortized and a decrease of $7.9 million in acquisition and integration costs. Partially offsetting these decreases was a $2.9 million increase in costs associated with various business development initiatives.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $394.7 million as of December 31, 2012. As of December 31, 2012 and 2011, cash and cash equivalents held in domestic bank accounts were approximately $254.1 million and $230.9 million, and cash and cash equivalents held in foreign bank accounts were approximately $140.6 million and $84.4 million. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $200 million to $210 million for 2013. Approximately $35 million to $45 million of the expected 2013 capital expenditures are targeted for the expansion of our fiber optic networks.

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

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at December 31, 2012. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our existing credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds available under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Sources and Uses of Cash

As of December 31, 2012, we had cash and cash equivalents of $394.7 million and working capital of $1.32 billion. We also had $183.2 million of letters of credit and no revolving loans outstanding under our credit facility, with $516.8 million available for borrowing or issuing new letters of credit under our credit facility.

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

Operating activities from continuing operations provided net cash to us of $166.8 million during 2012 as compared to $204.1 million during 2011 and $217.6 million during 2010. The decrease in operating cash flows from continuing operations for 2012 as compared to 2011 and 2010 was primarily due to increased working capital requirements in 2012 as a result of an increase in the number and size of projects that were ongoing during the current period, primarily related to electric power and the natural gas and pipeline infrastructure services segments, partially offset by improved operating results.

Investing Activities

During 2012, we used net cash in investing activities from continuing operations of $321.1 million as compared to $272.3 million and $249.9 million used in investing activities in 2011 and 2010. Investing activities from continuing operations in 2012 included $209.4 million used for capital expenditures, partially offset by $12.4 million of proceeds from the sale of equipment. Additionally, investing activities from continuing operations in 2012 included $68.7 million used in connection with business acquisitions and $53.8 million used in equity investment contributions, primarily to HEP. Investing activities from continuing operations in 2011 included $162.3 million used for capital expenditures, $79.7 million used in connection with business acquisitions and the $35.0 million capital contribution to acquire an initial equity interest in HEP, partially offset by $9.1 million of proceeds from the sale of equipment. Investing activities from continuing operations in 2010 included $130.3 million of net cash used in connection with our acquisition of Valard and $144.0 million used for capital expenditures, partially offset by $24.4 million of proceeds from the sale of equipment. Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

In 2012, net cash used by financing activities from continuing operations was $15.3 million as compared to cash used by financing activities of $158.7 million and $145.7 million in 2011 and 2010. Financing activities from continuing operations during 2012 included $18.0 million of cash payments to noncontrolling interests as distributions of joint venture profits. Financing activities from continuing operations in 2011 primarily related to $149.5 million in common stock repurchases under our stock repurchase program, $6.0 million of cash payments to noncontrolling interests as distribution of joint venture profits as well as $4.1 million of loan costs related to the amendment and restatement of our credit facility on August 2, 2011. Financing activities in 2010 primarily related to $143.8 million in payments for the redemption of the aggregate principal amount of our 3.75% Notes, described below in “Debt Instruments”.

Debt Instruments

Credit Facility

We have a credit agreement that provides for a $700.0 million senior secured revolving credit facility maturing on August 2, 2016. The entire amount of the facility is available for the issuance of letters of credit. Up to $100.0 million of the facility is available for borrowings and letters of credit in certain alternative currencies in addition to the U.S. dollar. Borrowings under the credit agreement are to be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2012, we had approximately $183.2 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $516.8 million was available for borrowings or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of December 31, 2012, we were in compliance with all of the covenants in the credit agreement.

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

Prior to August 2, 2011, we had a credit agreement that provided for a $475.0 million senior secured revolving credit facility maturing September 19, 2012. Subject to the conditions specified in the prior credit agreement, borrowings under the prior credit facility were to be used for working capital, capital expenditures and other general corporate purposes. The entire unused portion of the prior credit facility was available for the issuance of letters of credit.

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

3.75% Convertible Subordinated Notes

As of December 31, 2012 and December 31, 2011, none of our 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 for an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, we redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. The redemption resulted in the payment of the aggregate redemption price of $146.1 million and the recognition of a loss on extinguishment of debt of approximately $7.1 million. Included in the loss on early extinguishment of debt was a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2012, the maximum guaranteed residual value was approximately $208.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time to time, certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to our credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

As of December 31, 2012, we had $183.2 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2012, the total amount of outstanding performance bonds was approximately $2.0 billion, and the estimated cost to complete these bonded projects was approximately $643.4 million.

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

Contractual Obligations

As of December 31, 2012, our future contractual obligations were as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$94,165	$24,264	$19,689	$15,324	$11,929	$6,767	$16,192
Equipment purchase commitments	13,546	13,546	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	17,418	17,418	—	—	—	—	—

Total	$125,129	$55,228	$19,689	$15,324	$11,929	$6,767	$16,192

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. Also during 2012, we committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2012, production orders for approximately $13.5 million had been issued with delivery dates expected to occur throughout 2013. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment.

As of December 31, 2012, the total unrecognized tax benefits related to uncertain tax positions was $51.2 million. Although the Internal Revenue Service completed its examination related to calendar year 2009 during 2012, certain of our subsidiaries remain under examination by various state and Canadian tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statutes of limitations or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.5 million due to the expiration of certain statutes of limitations or settlements of the audits.

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

We may also be required to make additional contributions to our multi-employer pension plans if they become underfunded, and these additional contributions will be determined based on our union employee payrolls. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which our operating units contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be reasonably estimated and is not included in the above table due to uncertainty of the future levels of work that require the specific use of the union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability we recognized is based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. During the third quarter of 2012, the Central States Plan provided an estimate of the potential withdrawal liability, indicating that the withdrawal liability is approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011, approximately $39.7 million based on a partial withdrawal in the first quarter of 2012, or approximately $40.1 million based upon a complete withdrawal in 2012. However, we continue to dispute the assertions of the Central States Plan regarding the effective date of the withdrawal.

We expect to receive a formal assessment of the partial withdrawal liability from the Central States Plan and may seek to challenge and further negotiate the assessment at that time. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the charges we have recognized. Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum payment. As a result of these various factors, the estimated partial withdrawal liability of $32.6 million has not been included in the table above. For additional information regarding the partial withdrawal liability, see Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Also excluded from the above table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 9 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Self-Insurance

We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2012 and 2011, the gross amount accrued for insurance claims totaled $160.8 million and $201.2 million, with $120.2 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2012 and 2011 were $22.2 million and $63.1 million, of which $2.3 million and $9.8 million are included in prepaid expenses and other current assets and $19.9 million and $53.3 million are included in other assets, net. These balance sheet amounts include liabilities and recoveries/receivables related to the insurance claims retained by us associated with the sale of our telecommunication operating units on December 3, 2012.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and oil pipeline companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. For each of the years ended December 31, 2011 and 2010, one customer accounted for approximately 11% of consolidated revenues. The services provided to these customers relate primarily to our Electric Power Infrastructure Services segment in 2011 and our Natural Gas and Pipeline Infrastructure Services segment in 2010. As of December 31, 2012, two customers accounted for approximately 16% and 11% of consolidated billed and accrued accounts receivable. Substantially all of the balance for the customer with 11% of consolidated billed and accrued accounts receivable relates to one contract and is comprised primarily of certain contract change orders for which the customer acceptance process is ongoing. Additionally, as of December 31, 2011, one customer accounted for approximately 10% of consolidated billed and accrued accounts receivable. The services provided to these customers, with billed and accrued receivable balances greater than 10% of the consolidated balance, relate primarily to our Electric Power Infrastructure Services segment. No other customers represented 10% or more of revenues for the years ended December 31, 2012, 2011 and 2010 or of billed and unbilled accounts receivable as of December 31, 2012 and 2011.

Litigation and Claims

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information regarding litigation and claims.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

Inflation

Due to relatively low levels of inflation experienced during the years ended December 31, 2012, 2011 and 2010, inflation did not have a significant effect on our results.

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

Also on January 1, 2012, we adopted an update issued by the FASB that eliminates the option to present the components of other comprehensive income only as part of the statement of equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. We now present consolidated statements of comprehensive income as a result of adopting the update.

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

Revenue Recognition

Infrastructure Services — Through our Electric Power Infrastructure Services and Natural Gas and Pipeline Infrastructure Services segments, we design, install and maintain networks for customers in the electric power and natural gas and oil pipeline industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, we recognize revenue as units are completed based on pricing established between us and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under our cost-plus/hourly and time and materials type contracts, we recognize revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with our work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2012 and 2011, we had approximately $205.0 million and $77.3 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by us. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2012 and 2011, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $46.4 million and $47.4 million and are recognized as deferred revenue, with $37.7 million and $38.3 million considered to be long-term and included in other non-current liabilities. Actual revenues may differ from those estimates if the contracts are not renewed as expected.

Self-Insurance.    We are insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. We also have employee healthcare benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2012 and 2011, the gross amount accrued for insurance claims totaled $160.8 million and $201.2 million, with $120.2 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2012 and 2011 were $22.2 million and $63.1 million, of which $2.3 million and $9.8 million are included in prepaid expenses and other current assets and $19.9 million and $53.3 million are included in other assets, net. These balance sheet amounts include liabilities and recoveries/receivables related to the insurance claims retained by us associated with the sale of our telecommunication operating units on December 3, 2012.

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

Valuation of Goodwill.    We have recorded goodwill in connection with our acquisitions. Goodwill is subject to an annual assessment for impairment, which we perform at the operating unit level. Each of our operating units is organized into one of three internal divisions, which are closely aligned with our reportable segments, based on the predominant type of work performed by the operating unit at the point in time the divisional designation is made. Because separate measures of assets and cash flows are not produced or utilized by management to evaluate segment performance, our impairment assessments of our goodwill do not include any consideration of assets and cash flows by reportable segment. As a result, we have determined that our individual operating units represent our reporting units for the purpose of assessing goodwill impairments.

As further discussed in New Accounting Pronouncements, we adopted an update issued by the FASB, which gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. This update also includes new qualitative indicators that replaced those previously used to determine whether an annual or interim goodwill impairment test is required to be performed. For instance, deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of the reporting units.

Our goodwill impairment assessment is performed at year-end, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. For instance, a decrease in our market capitalization below book value, a significant change in business climate or loss of a significant customer, as well as the qualitative indicators referenced above, may trigger the need for interim impairment testing of goodwill for one or all of our reporting units. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of our reporting units at December 31, 2012, 2011 and 2010:

	Operating Units Providing Predominantly Electric Power and Natural Gas and Pipeline Infrastructure Services			Operating Unit Providing Fiber Optic Licensing
	2012	2011	2010	2012	2011	2010
Years of cash flows before terminal value	5	5	5	15	15	15
Discount rates	12% to 13%	13%	15%	12%	14%	14%
EBITDA multiples	4.5 to 8.0	4.5 to 8.0	4.5 to 8.0	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	5%	5%	5%

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2012, a goodwill impairment analysis was performed for each of our reporting units, which indicated that the implied fair value of each of our reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2012 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which our reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2012 did not change.

The goodwill analysis performed for each operating unit was based on estimates and industry comparables obtained from the electric power, natural gas and oil pipeline and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing was based on the long-term nature of the underlying fiber network licensing agreements.

We assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. Discount rates for the 2012 and 2011 analyses declined from those of the year prior for the operating units providing predominately electric power and natural gas and pipeline infrastructure services due to generally more favorable market conditions for these operating units in 2012 as compared to 2011 and in 2011 as compared to 2010. Additionally, discount rates for the 2012 analysis declined from those of the prior years for the operating unit providing predominately fiber optic licensing due to generally more favorable market conditions for this operating unit in 2012 as compared to 2011 and 2010.

As stated previously, cash flows are derived from budgeted amounts and operating forecasts that have been evaluated by management. In connection with the 2012 assessment, projected annual growth rates by reporting unit varied widely with ranges from 0% to 13% for operating units in the electric power and the natural gas and pipeline divisions and 0% to 21% for the operating unit in fiber optic licensing.

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

Based on the first step of the goodwill impairment analysis, we compared the sum of fair values of our reporting units to our market capitalization at December 31, 2012 and determined that the excess of the aggregate fair value of all reporting units to our market capitalization reflected a reasonable control premium. Our market capitalization at December 31, 2012 was approximately $5.71 billion, and our total equity was approximately $3.77 billion. We determined that there was no goodwill impairment at December 31, 2012. Increases in the carrying value of individual reporting units that may be indicated by our impairment tests are not recorded, therefore we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units as a whole may increase.

We and our customers continue to operate in an uncertain business environment, with increasing regulatory requirements and only gradual recovery in the economy from recessionary levels. We are closely monitoring our customers and the effect that changes in economic and market conditions have had or may have on them. Certain of our customers have reduced spending in recent years, which we attribute to the negative economic and market conditions, and we anticipate that these negative conditions may continue to affect demand for some of our services in the near-term. We continue to evaluate the impact of the economic environment on our reporting units and the valuation of recorded goodwill. Although we are not aware of circumstances that would lead to a goodwill impairment at a reporting unit currently, circumstances such as a continued market decline, the loss of a major customer or other factors could impact the valuation of goodwill in the future.

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

Valuation of Other Intangibles.    Our intangible assets include customer relationships, backlog, trade names, non-compete agreements, patented rights and developed technology, all subject to amortization, along with other intangible assets not subject to amortization. The value of customer relationships is estimated as of the date a business is acquired based on the value-in-use concept utilizing the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required rates of return. We value backlog for acquired businesses as of the acquisition date based upon the contractual nature of the backlog within each service line, using the income approach to discount back to present value the cash flows attributable to the backlog. The value of trade names is estimated as of the date a business is acquired using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Current and Long-term Accounts and Notes Receivable and Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. We consider accounts receivable delinquent after 30 days but do not generally include delinquent accounts in our analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, we also include accounts receivable in our analysis of the allowance for doubtful accounts if they relate to customers in bankruptcy or with other known difficulties. Material changes in our customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect our ability to collect amounts due from them. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to the receivables in existing bankruptcies or other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances provided.

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

Outlook

We currently see growth opportunities across all the industries we serve. However, we and our customers continue to operate in a difficult business environment, with gradual improvement in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our long-term opportunities.

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

In the past, the regulatory environment has affected the timing and scope of certain transmission projects, although these delayed projects typically move to construction. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. Throughout 2011 and 2012, a number of large-scale transmission projects were awarded, and we continue to expect additional awards, indicating that transmission spending will continue to be active. Regulatory and environmental processes and permitting remain a hurdle for some proposed transmission and renewable energy projects, continuing to create uncertainty as to timing of this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. The economic feasibility of renewable energy projects, and therefore, the attractiveness of investment in the projects, may also depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs in the future. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years, resulting in a continued shift over the near- and long-term in our electric power services mix to a greater proportion of high-voltage electric power transmission and substation projects. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2013 and into 2014. We also anticipate continuing development of renewable energy projects in the near-term, primarily utility-scale solar facilities, creating increased opportunities for our engineering, procurement and construction services for these projects as developers move forward to complete projects in order to receive investment tax credits from the federal government.

We benefited from increases in distribution spending throughout 2011 and 2012 despite continued economic and election-year political uncertainties. However, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the ARRA, as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. The FERC recently issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000, which was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A, will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in environmental regulations concerning fossil fuel power generation plants are expected to result in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities is expected to be replaced over the coming years by newly developed natural gas-fired generation facilities. We believe this “coal to gas” dynamic may require old transmission lines to be updated, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired generation facilities to the grid.

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

Natural Gas and Pipeline Infrastructure Services Segment

We see growth opportunities in our natural gas and oil pipeline operations, primarily in the installation and maintenance of mainline pipe, gathering systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands, which will require the construction of mainline pipe infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice to replace coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of mainline pipe and gathering system infrastructure services in North America will allow us to capitalize on these opportunities.

The natural gas and oil pipeline industry is cyclical and subject to volatility as a result of fluctuations in natural gas, natural gas liquids and oil prices. In the past, sustained periods of low prices for these products have negatively impacted the development of these natural resources and related infrastructure. In addition, environmental scrutiny, stringent regulatory requirements and cumbersome permitting processes have caused delays in some mainline pipe projects during the past several years. These dynamics resulted in below average mainline pipe construction opportunities for us and the industry in 2011 and 2012.

The lack of mainline pipe opportunities in 2011 and 2012 negatively impacted our natural gas and pipeline segment margins, in part as a result of our inability to cover certain fixed costs. Margins for our mainline pipe projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the mainline pipe business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale developments to refineries and other demand centers. These projects are still developing and have not yet materialized into contract awards to the pipeline construction industry. While there is risk that these projects will not occur, we are encouraged by these proposed mainline pipe development plans, which could create an improved and favorable mainline pipe market in late 2013 and 2014 for us and the industry. We believe we will gain more visibility into this evolving dynamic during 2013.

To address some of the cyclicality of the mainline pipe business, we have diversified our service offerings for the segment by focusing on midstream gathering infrastructure opportunities. We have increased our presence in areas where unconventional shale formations are located, including through the establishment of offices in several areas, to better position us to successfully pursue projects associated with midstream gathering infrastructure development. The relatively consistent nature of this work could offset some of the cyclical nature of the mainline pipe business while also providing us growth opportunities. We see steady activity and more opportunities in the liquid-rich unconventional shales and are strategically focusing our efforts to provide services for midstream gathering systems in these shales.

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

Over the past several years, our natural gas and pipeline infrastructure operations have been challenged, in part by lower margins in connection with our natural gas distribution services, which were more significantly affected by the economic downturn than other operations in this segment. To improve our ability to be competitive and to generate improved margins from natural gas distribution projects, we restructured our natural gas distribution operations in 2011 to better align our cost structure to the competitive environment, which has resulted in improved margins in these operations. We believe margins on natural gas distribution projects will continue to improve over time.

Overall, we are optimistic about this segment’s operations in the future. We continue to believe that mainline pipe opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity and gathering system opportunities, and to restructure our gas distribution operations to improve margins. We believe these measures, together with the potential for mainline pipe opportunities, will position us for profitable growth in this segment over the long-term.

Fiber Optic Licensing and Other Segment

Our Fiber Optic Licensing and Other segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers and educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets. Our growth opportunities, however, have been affected in the education markets primarily due to challenging economic conditions, which have in the past comprised a significant portion of this segment’s revenues. We believe the slowdown in the education market is due to budgetary constraints, although these constraints appear to be easing somewhat. Our Fiber Optic Licensing and Other segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing and Other segment margins will continue at historical levels. Additionally, we anticipate the need for continued capital expenditures to support the build-out of our networks and growth of this business. The Fiber Optic Licensing and Other segment also provides various telecommunications infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry. Due to the disposition of our telecommunications subsidiaries, telecommunications services are no longer a strategic priority for the company. We will continue to provide these services to utility customers on an as needed basis. However, we believe that expected increases in this segment’s revenues associated with fiber optic licensing services could be offset by decreases in other telecommunications infrastructure service revenues.

Conclusion

We continue to see growth opportunities in all of the industry segments we serve, despite continuing challenges from restrictive regulatory requirements and uncertain economic conditions. Constraints in the capital markets have also negatively affected some of our customers’ plans for projects in the past and may do so in the future, which could delay, reduce or suspend future projects if funding is not available.

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

We believe that we are one of the largest full-service providers of natural gas and oil pipeline infrastructure services in North America, which positions us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments and the Canadian oil sands. Development activity in liquid-rich shale areas is strong, increasing the need for gathering system infrastructure, and we have seen encouraging indications that mainline pipe project activity could increase in 2013 and 2014. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, will create attractive growth potential for us and also further diversify the services provided by our Natural Gas and Pipeline Infrastructure Services segment.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that have existed during the past three years. Demand for our electric distribution services has increased over the past several quarters as the economy has stabilized and spending on maintenance to improve reliability has somewhat returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. We expect recovery in gas distribution spending to be driven primarily by improving economic conditions, as well as increased maintenance needs from more stringent reliability regulations.

Competitive pricing environments, project delays and effects from restrictive regulatory requirements have negatively impacted our margins in the past and could affect our margins in the future. Additionally, margins may be negatively impacted on a quarterly basis due to adverse weather conditions, timing of project starts or completions and other factors as described in “Understanding Margins” above. We continue to focus on the elements of the business we can control, including costs, the margins we accept on projects, collecting receivables, ensuring quality service, rightsizing initiatives as needed to match the markets we serve, and safely executing on the projects we are awarded.

Capital expenditures for 2013 are expected to be between $200 million to $210 million, of which approximately $35 million to $45 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect 2013 capital expenditures to be funded substantially through internal cash flows, cash on hand and borrowings under our credit facility.

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

Certain international regions present significant opportunities for growth over time across many of our operations. We are evaluating ways in which we can strategically apply our expertise to strengthen infrastructure in various foreign countries where infrastructure enhancements are increasingly important. For example, we are actively pursuing opportunities in growth markets where we can leverage our technology or proprietary work methods, such as our energized services, to establish a presence in these markets.

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

Uncertainty of Forward-Looking Statements and Information

This Annual Report on Form 10-K includes “forward-looking statements” reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “plan,” “intend” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Projected revenues, earnings per share, margins, capital expenditures, and other projections of operating or financial results;

•	Expectations regarding our business outlook, growth or opportunities in particular markets;

•	The expected value of contracts or intended contracts with customers;

•	The scope, services, term and results of any projects awarded or expected to be awarded for services to be provided by us;

•	The impact of renewable energy initiatives, including mandated state renewable portfolio standards, the economic stimulus package and other existing or potential energy legislation;

•	Potential opportunities that may be indicated by bidding activity or similar discussions with customers;

•	The potential benefits from acquisitions;

•	Estimates regarding the withdrawal liability from a multi-employer pension plan and factors that may affect the amount of the liability in the future;

•	The outcome of pending or threatened litigation;

•	The business plans or financial condition of our customers;

•	Our plans and strategies; and

•	The current economic and regulatory conditions and trends in the industries we serve.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond our control. These forward-looking statements reflect our beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements and that any or all of our forward-looking statements may turn out to be wrong. Those statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following:

•	The effects of industry, economic or political conditions outside our control;

•	Quarterly variations in our operating results;

•	Adverse economic and financial conditions, including weakness in the capital markets;

•	Trends and growth opportunities in relevant markets;

•

Delays, reductions in scope or cancellations of anticipated, pending or existing projects, including as a result of weather, regulatory or environmental processes, project performance issues, or our customers’ capital constraints;

•

The successful negotiation, execution, performance and completion of anticipated, pending and existing contracts, including the ability to obtain awards of projects on which we bid or are otherwise discussing with customers;

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

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

•	Cancellation provisions within our contracts and the risk that contracts expire and are not renewed or are replaced on less favorable terms;

•	Loss of customers with whom we have long-standing or significant relationships;

•	The potential that participation in joint ventures exposes us to liability and/or harm to our reputation for acts or omissions by our partners;

•	Our inability or failure to comply with the terms of our contracts, which may result in unexcused delays, warranty claims, failure to meet performance guarantees, damages or contract terminations;

•	The effect of natural gas, natural gas liquids and oil prices on our operations and growth opportunities;

•	The future development of natural resources in shale areas;

•	The inability of our customers to pay for services;

•	The failure to recover on payment claims against project owners or to obtain adequate compensation for customer-requested change orders;

•

The failure of our customers to comply with regulatory requirements applicable to their projects, including those related to awards of stimulus funds, which may result in project delays and cancellations;

•	Budgetary or other constraints that may reduce or eliminate tax incentives for or government funding of projects, including stimulus projects, which may result in project delays or cancellations;

•	Estimates and assumptions in determining our financial results and backlog;

•	Our ability to realize our backlog;

•

Risks associated with expanding our business in international markets, including instability of foreign governments, currency fluctuations, tax and investment strategies and compliance with the laws of foreign jurisdictions, as well as the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•

The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill and other intangible assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors or equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory and tax changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

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

Credit Risk.    We are subject to concentrations of credit risk related to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions and in some cases we obtain collateral or other security from our customers.

Interest Rate and Market Risk.    Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk. Although we had credit facility borrowings outstanding at various times in 2012 which exposed us to interest rate risk, there were no credit facility borrowings outstanding at December 31, 2012.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at December 31, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The effectiveness of Quanta Services, Inc.’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 excluded the four acquisitions we completed in 2012. Such exclusion was in accordance with SEC guidance that an assessment of recently acquired businesses may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. These acquisitions comprised approximately 2.1% of our consolidated assets at December 31, 2012 and 2.5% of our consolidated revenues for the year ended December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded its 2012 acquisitions from its assessment of internal control over financial reporting as of December 31, 2012 because these acquisitions were made by the Company through purchase business combinations during 2012. We have also excluded the Company’s 2012 acquisitions from our audit of internal control over financial reporting. The 2012 acquisitions of the Company and its related subsidiaries are wholly owned subsidiaries of the Company and have total assets and revenues which represent approximately 2.1% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2013

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share information)
ASSETS
Current Assets:
Cash and cash equivalents	$394,701	$315,349
Accounts receivable, net of allowances of $5,447 and $3,751	1,328,081	959,887
Costs and estimated earnings in excess of billings on uncompleted contracts	342,777	189,167
Inventories	38,261	62,519
Prepaid expenses and other current assets	97,907	105,001
Current assets of discontinued operations	—	133,231

Total current assets	2,201,727	1,765,154
Property and equipment, net of accumulated depreciation of $555,030 and $474,670	1,045,983	938,902
Other assets, net	171,566	150,079
Other intangible assets, net of accumulated amortization of $198,082 and $159,996	183,836	200,876
Goodwill	1,537,645	1,470,811
Non-current assets of discontinued operations	—	173,292

Total assets	$5,140,757	$4,699,114

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$9	$56
Accounts payable and accrued expenses	707,285	570,572
Billings in excess of costs and estimated earnings on uncompleted contracts	173,885	144,599
Current liabilities of discontinued operations	—	65,849

Total current liabilities	881,179	781,076
Deferred income taxes	225,050	233,644
Insurance and other non-current liabilities	262,612	292,552
Non-current liabilities of discontinued operations	—	2,579

Total liabilities	1,368,841	1,309,851
Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 220,917,050 and 217,479,462 shares issued, and 209,270,586 and 206,203,005 shares outstanding	2	2
Exchangeable Shares, no par value, 3,909,110 shares authorized, issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,287,086	3,216,206
Retained earnings	668,156	361,527
Accumulated other comprehensive income	14,453	710
Treasury stock, 11,646,464 and 11,276,457 common shares, at cost	(203,149)	(196,493)

Total stockholders’ equity	3,766,548	3,381,952
Noncontrolling interests	5,368	7,311

Total equity	3,771,916	3,389,263

Total liabilities and equity	$5,140,757	$4,699,114

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share information)
Revenues	$5,920,269	$4,193,764	$3,629,433
Cost of services (including depreciation)	4,982,562	3,632,048	3,039,912

Gross profit	937,707	561,716	589,521
Selling, general and administrative expenses	434,894	337,835	307,875
Amortization of intangible assets	37,691	29,039	37,655

Operating income	465,122	194,842	243,991
Interest expense	(3,746)	(1,803)	(4,902)
Interest income	1,471	1,066	1,417
Loss on early extinguishment of debt, net	—	—	(7,107)
Equity in earnings of unconsolidated affiliates	2,084	—	—
Other income (expense), net	(351)	(597)	559

Income from continuing operations before income taxes	464,580	193,508	233,958
Provision for income taxes	158,859	63,096	88,884

Net income from continuing operations	305,721	130,412	145,074
Income from discontinued operations, net of taxes	16,935	14,004	10,483

Net income	322,656	144,416	155,557
Less: Net income attributable to noncontrolling interests	16,027	11,901	2,381

Net income attributable to common stock	$306,629	$132,515	$153,176

Amounts attributable to common stock:
Net income from continuing operations	$289,694	$118,511	$142,693
Net income from discontinued operations	16,935	14,004	10,483

Net income attributable to common stock	$306,629	$132,515	$153,176

Earnings per share attributable to common stock — basic:
Continuing operations	$1.36	$0.56	$0.68
Discontinued operations	0.08	0.06	0.05

Net income attributable to common stock	$1.44	$0.62	$0.73

Earnings per share attributable to common stock — diluted:
Continuing operations	$1.36	$0.56	$0.67
Discontinued operations	0.08	0.06	0.05

Net income attributable to common stock	$1.44	$0.62	$0.72

Shares used in computing earnings per share:
Weighted average basic shares outstanding	212,777	212,648	210,046

Weighted average diluted shares outstanding	212,835	213,168	211,796

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$322,656	$144,416	$155,557
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0 and $0	13,949	(12,235)	10,210
Other, net of tax of $69, $392 and $0	(206)	(1,177)	—
Change in unrealized gain on foreign currency cash flow hedges, net of tax of $0, $0 and $0	—	—	410

Other comprehensive income (loss)	13,743	(13,412)	10,620

Comprehensive income	336,399	131,004	166,177
Less: Comprehensive income attributable to noncontrolling interests	16,027	11,901	2,381

Total comprehensive income attributable to Quanta shareholders	$320,372	$119,103	$163,796

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net income	$322,656	$144,416	$155,557
Income from discontinued operations	(16,935)	(14,004)	(10,483)
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	120,303	109,874	101,199
Amortization of intangible assets	37,691	29,039	37,655
Equity in earnings of unconsolidated affiliates	(2,084)	—	—
Non-cash interest expense	—	—	1,704
Amortization of debt issuance costs	904	901	642
Amortization of deferred revenues	(10,149)	(11,415)	(12,471)
(Gain) loss on sale of property and equipment	(970)	897	4,577
Non-cash loss on early extinguishment of debt	—	—	4,797
Foreign currency (gain) loss	691	1,196	(328)
Provision for (recovery of) doubtful accounts	3,693	1,163	(142)
Deferred income tax provision	22,533	556	33,156
Non-cash stock-based compensation	25,990	19,480	20,640
Tax impact of stock-based equity awards	(297)	(1,365)	(2,161)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(341,825)	(270,248)	(17,483)
Costs and estimated earnings in excess of billings on uncompleted contracts	(150,486)	(64,478)	(59,423)
Inventories	26,435	(13,581)	(16,591)
Prepaid expenses and other current assets	(12,599)	10,490	(12,551)
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	123,143	201,890	(17,502)
Billings in excess of costs and estimated earnings on uncompleted contracts	26,624	63,066	10,088
Other, net	(8,479)	(3,799)	(3,322)

Net cash provided by operating activities of continuing operations	166,839	204,078	217,558

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	12,362	9,142	24,373
Additions of property and equipment	(209,445)	(162,285)	(144,042)
Cash paid for acquisitions, net of cash acquired	(68,727)	(79,660)	(130,251)
Payments to acquire equity method investments	(53,750)	(35,000)	—
Cash paid for other investments	—	(4,000)	—
Cash paid for other intangibles	(1,541)	(455)	—

Net cash used in investing activities of continuing operations	(321,101)	(272,258)	(249,920)

Cash Flows from Financing Activities:
Borrowings under credit facility	1,052,700	—	—
Payments under credit facility	(1,052,700)	—	—
Proceeds from other long-term debt	—	4,343	1,183
Payments on other long-term debt	(56)	(5,680)	(3,438)
Payments on convertible subordinated notes	—	—	(143,750)
Debt issuance and amendment costs	—	(4,127)	—
Distributions to noncontrolling interests	(17,970)	(5,954)	(2,395)
Tax impact of stock-based equity awards	297	1,365	2,161
Exercise of stock options	2,385	867	534
Repurchase of common stock	—	(149,547)	—

Net cash used in financing activities of continuing operations	(15,344)	(158,733)	(145,705)

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Discontinued operations:
Net cash provided by (used in) operating activities	(60,622)	13,952	22,700
Net cash provided by (used in) investing activities	307,522	(8,959)	(4,333)

Net cash provided by discontinued operations	246,900	4,993	18,367

Effect of foreign exchange rate changes on cash and cash equivalents	2,058	(1,952)	(708)
Net increase (decrease) in cash and cash equivalents	79,352	(223,872)	(160,408)
Cash and cash equivalents, beginning of year	315,349	539,221	699,629

Cash and cash equivalents, end of year	$394,701	$315,349	$539,221

Supplemental disclosure of cash flow information:
Cash (paid) received during the year for —
Interest paid	$(2,734)	$(701)	$(3,479)
Redemption premium on convertible subordinated notes	—	—	(2,310)
Income tax paid	(155,494)	(13,306)	(108,700)
Income tax refunds	4,106	6,502	9,707

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

											Accumulated Other Comprehensive Income (Loss)
			Exchangeable Shares		Limited Vote Common Stock		Series F Preferred Stock		Additional Paid-In Capital				Total Stockholders’ Equity
	Common Stock									Retained Earnings		Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share information)
Balance, December 31, 2009	209,378,308	$2	—	$—	662,293	$—	—	$—	$3,065,581	$75,836	$3,502	$(35,738)	$3,109,183	$1,378	$3,110,561
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	10,620	—	10,620	—	10,620
Acquisitions	623,720	—	3,909,110	—	—	—	1	—	83,354	—	—	—	83,354	—	83,354
Exchange of Limited Vote Common Stock for common stock	241,300	—	—	—	(229,808)	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	845,980	—	—	—	—	—	—	—	23,048	—	—	(4,622)	18,426	—	18,426
Stock options exercised	48,783	—	—	—	—	—	—	—	534	—	—	—	534	—	534
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(2,161)	—	—	—	(2,161)	—	(2,161)
Redemption of convertible subordinated notes	—	—	—	—	—	—	—	—	(7,577)	—	—	—	(7,577)	—	(7,577)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,395)	(2,395)
Net income	—	—	—	—	—	—	—	—	—	153,176	—	—	153,176	2,381	155,557

Balance, December 31, 2010	211,138,091	2	3,909,110	—	432,485	—	1	—	3,162,779	229,012	14,122	(40,360)	3,365,555	1,364	3,366,919
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(13,412)	—	(13,412)	—	(13,412)
Acquisitions	1,939,813	—	—	—	—	—	—	—	32,368	—	—	—	32,368	—	32,368
Exchange of Limited Vote Common Stock for common stock	454,107	—	—	—	(432,485)	—	—	—	—	—	—	—	—	—	—
Restricted stock activity	729,688	—	—	—	—	—	—	—	21,618	—	—	(6,586)	15,032	—	15,032
Stock options exercised	74,635	—	—	—	—	—	—	—	867	—	—	—	867	—	867
Income tax expense from long-term incentive plans	—	—	—	—	—	—	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Common stock repurchases	(8,133,329)	—	—	—	—	—	—	—	—	—	—	(149,547)	(149,547)	—	(149,547)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,954)	(5,954)
Net income	—	—	—	—	—	—	—	—	—	132,515	—	—	132,515	11,901	144,416

Balance, December 31, 2011	206,203,005	2	3,909,110	—	—	—	1	—	3,216,206	361,527	710	(196,493)	3,381,952	7,311	3,389,263
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	13,743	—	13,743	—	13,743
Acquisitions	1,927,113	—	—	—	—	—	—	—	37,291	—	—	—	37,291	—	37,291
Restricted stock activity	915,816	—	—	—	—	—	—	—	31,501	—	—	(6,656)	24,845	—	24,845
Stock options exercised	224,652	—	—	—	—	—	—	—	2,385	—	—	—	2,385	—	2,385
Income tax benefit from long-term incentive plans	—	—	—	—	—	—	—	—	(297)	—	—	—	(297)	—	(297)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,970)	(17,970)
Net income	—	—	—	—	—	—	—	—	—	306,629	—	—	306,629	16,027	322,656

Balance, December 31, 2012	209,270,586	$2	3,909,110	$—	—	$—	1	$—	$3,287,086	$668,156	$14,453	$(203,149)	$3,766,548	$5,368	$3,771,916

The accompanying notes are an integral part of these consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Quanta Services, Inc. (Quanta) is a leading provider of specialty contracting services, offering infrastructure solutions primarily to the electric power and natural gas and oil pipeline industries in North America and in select international markets. Quanta reports its results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other.

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

Fiber Optic Licensing and Other Segment

The Fiber Optic Licensing and Other segment designs, procures, constructs, maintains and owns fiber optic telecommunications infrastructure in select markets and licenses the right to use these point-to-point fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under these agreements, customers are provided the right to use a portion of the capacity of a fiber optic network, with the network owned and maintained by Quanta. The Fiber Optic Licensing and Other segment provides services to enterprise, education, carrier, financial services and healthcare customers, as well as other entities with high bandwidth telecommunication needs. The telecommunication services provided through this segment are subject to regulation by the Federal Communications Commission and certain state public utility commissions. The Fiber Optic Licensing and Other segment also provides various telecommunication infrastructure services on a limited basis primarily to Quanta’s customers in the electric power industry.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

During the first and second quarters of 2012, Quanta acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one natural gas and pipeline infrastructure services company based in the United States. During the third and fourth quarters of 2011, Quanta acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. On October 25, 2010, Quanta acquired Valard Construction LP and certain of its affiliated entities (Valard), an electric power infrastructure services company based in Alberta, Canada. The financial results of acquisitions have been included in the consolidated financial statements as of their respective acquisition dates.

Dispositions

On December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries to Dycom Industries, Inc. for net proceeds of approximately $265.0 million. Accordingly, Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all periods presented in the accompanying consolidated financial statements. See Note 4 for more information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Quanta include the accounts of Quanta Services, Inc. and its wholly owned subsidiaries, which are also referred to as its operating units. The consolidated financial statements also include the accounts of certain of Quanta’s investments in joint ventures, which are either consolidated or proportionately consolidated, as discussed in the following summary of significant accounting policies. Investments in affiliated entities in which Quanta does not have a controlling interest, but over which Quanta has significant influence, usually because Quanta holds a voting interest of 20% to 50%, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Quanta include Quanta and its consolidated subsidiaries.

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

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $394.7 million and $315.3 million as of December 31, 2012 and 2011. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At December 31, 2012 and 2011, cash equivalents were $92.5 million and $165.9 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of December 31, 2012 and 2011, cash and cash equivalents held in domestic bank accounts were approximately $254.1 million and $230.9 million and cash and cash equivalents held in foreign bank accounts were approximately $140.6 million and $84.4 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of December 31, 2012 and 2011, Quanta had total allowances for doubtful accounts of approximately $5.4 million and $3.8 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of December 31, 2012 and 2011 were approximately $180.6 million and $111.9 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of December 31, 2012 and 2011 were $22.5 million and $28.3 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2012 and 2011, the balances of unbilled receivables included in accounts receivable were approximately $127.5 million and $121.1 million.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense related to property and equipment was approximately $120.3 million, $109.9 million and $101.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Quanta capitalizes costs associated with internally developed or constructed assets primarily associated with fiber optic licensing networks and software systems for internal applications. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use assets, as well as payroll and payroll-related expenses for employees who are directly associated with and devote time to placing the assets into service. Capitalization of such costs is recorded to construction work-in-process beginning when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose, at which point in time the asset is placed into service. As of December 31, 2012 and 2011, approximately $19.0 million and $14.1 million related to fiber optic licensing networks and $2.1 million and $8.0 million associated with internally developed software systems were recorded in construction work-in-process. These capitalized costs are depreciated on a straight-line basis over the economic useful life of the asset, beginning when the asset is ready for its intended use. Capitalized costs are included in property and equipment on the consolidated balance sheets.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, fair value would be determined by estimating the future undiscounted cash flows associated with the asset. Management compares the estimated fair value of the asset to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value in the period incurred.

During 2010, approximately $8.2 million in net property and equipment was reclassified to prepaid expenses and other current assets as they were deemed to be assets held for sale. In conjunction with this

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment, approximately $0.1 million in net losses from the impairment of assets held for sale were included in selling, general and administrative expenses in 2010. During 2012 and 2011, there was no property and equipment classified as assets held for sale.

Other Assets, Net

Other assets, net consists primarily of equity investments, debt issuance costs, long term receivables, non-current inventory, refundable security deposits for leased properties and insurance claims in excess of deductibles that are due from Quanta’s insurers.

Debt Issuance Costs

Capitalized debt issuance costs related to Quanta’s credit facility and any other debt outstanding at a given balance sheet date are included in other assets, net and are amortized into interest expense on a straight-line basis over the terms of the respective agreements giving rise to the debt issuance costs, which Quanta believes approximates the effective interest rate method. During 2011, Quanta incurred $4.1 million of debt issuance costs related to the amendment and restatement of its credit facility and recorded a $0.3 million charge to interest expense for the write-off of a portion of the debt issuance costs related to the prior facility. As of December 31, 2012 and 2011, capitalized debt issuance costs were $4.4 million and $4.4 million, with accumulated amortization of $1.3 million and $0.4 million. For the years ended December 31, 2012, 2011 and 2010, amortization expense related to capitalized debt issuance costs was $0.9 million, $0.9 million and $0.6 million, respectively.

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

As further discussed in Note 3, Quanta adopted an update issued by the Financial Accounting Standards Board (FASB), which gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. This update also includes new qualitative indicators that replaced those previously used to determine whether an annual or interim goodwill impairment test is required to be performed. For instance, deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of the reporting units.

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

The projected cash flows and estimated levels of EBITDA by reporting unit were used to determine fair value under the three approaches discussed herein. The following table presents the significant estimates used by management in determining the fair values of Quanta’s reporting units at December 31, 2012, 2011 and 2010:

	Operating Units Providing Predominantly Electric Power and Natural Gas and Pipeline Infrastructure Services			Operating Unit Providing Fiber Optic Licensing
	2012	2011	2010	2012	2011	2010
Years of cash flows before terminal value	5	5	5	15	15	15
Discount rates	12% to 13%	13%	15%	12%	14%	14%
EBITDA multiples	4.5 to 8.0	4.5 to 8.0	4.5 to 8.0	9.5	9.5	9.5
Weighting of three approaches:
Discounted cash flows	70%	70%	70%	90%	90%	90%
Market multiple	15%	15%	15%	5%	5%	5%
Market capitalization	15%	15%	15%	5%	5%	5%

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For recently acquired reporting units, a step one impairment test may indicate an implied fair value that is substantially similar to the reporting unit’s carrying value. Such similarities in value are generally an indication that management’s estimates of future cash flows associated with the recently acquired reporting unit remain relatively consistent with the assumptions that were used to derive its initial fair value. During the fourth quarter of 2012, a goodwill impairment analysis was performed for each of Quanta’s reporting units, which indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2012 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2012 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

The goodwill analysis performed for each reporting unit was based on estimates and industry comparables obtained from the electric power, natural gas and oil pipeline and fiber optic licensing industries, and no impairment was indicated. The 15-year discounted cash flow model used for fiber optic licensing is based on the long-term nature of the underlying fiber optic network licensing agreements.

Quanta assigned a higher weighting to the discounted cash flow approach in all periods to reflect increased expectations of market value being determined from a “held and used” model. Discount rates for the 2012 and 2011 analyses declined from those of the year prior for the operating units providing predominately electric power and natural gas and pipeline infrastructure services due to generally more favorable market conditions for these operating units in 2012 as compared to 2011 and in 2011 as compared to 2010. Additionally, discount rates for the 2012 analysis declined from those of the prior years for the operating unit providing predominately fiber optic licensing due to generally more favorable market conditions for this operating unit in 2012 as compared to 2011 and 2010.

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

Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses would be recognized in other expense. Equity method investments are carried at original cost and are included in other assets, net in the consolidated balance sheet and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.

On June 22, 2011, Quanta acquired an equity ownership interest of approximately 39% in Howard Midstream Energy Partners, LLC (HEP) for an initial capital contribution of $35.0 million. HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. HEP commenced operations in June 2011 with the acquisitions of Texas Pipeline LLC, a pipeline operator in the Eagle Ford shale region of South Texas, and Bottom Line Services, LLC, a construction services company. Quanta contributed an additional $52.3 million in the aggregate to HEP in March and April 2012 in exchange for an aggregate 45,435 Class D units of HEP. Howard Midstream Energy Partners, LLC used the proceeds of Quanta’s investment, together with capital contributed by other third party investors, to purchase additional pipeline assets in the Eagle Ford shale region. As a result of this transaction and the other third party investments in HEP, Quanta’s total equity ownership interest in HEP decreased from approximately 39% at March 31, 2012 to approximately 31%. Quanta accounts for this investment using the equity method of accounting. During the fourth quarter of 2012, HEP sold its interest in Bottom Line Services, LLC and is expected to use the proceeds from the transaction for other strategic development opportunities.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Infrastructure Services — Through its Electric Power Infrastructure Services and Natural Gas and Pipeline Infrastructure Services segments, Quanta designs, installs and maintains networks for customers in the electric power and natural gas and oil pipeline industries. These services may be provided pursuant to master service agreements, repair and maintenance contracts and fixed price and non-fixed price installation contracts. Pricing under these contracts may be competitive unit price, cost-plus/hourly (or time and materials basis) or fixed price (or lump sum basis), and the final terms and prices of these contracts are frequently negotiated with the customer. Under unit-based contracts, the utilization of an output-based measurement is appropriate for revenue recognition. Under these contracts, Quanta recognizes revenue as units are completed based on pricing established between Quanta and the customer for each unit of delivery, which best reflects the pattern in which the obligation to the customer is fulfilled. Under cost-plus/hourly and time and materials type contracts, Quanta recognizes revenue on an input basis, as labor hours are incurred and services are performed.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2012 and 2011, Quanta had approximately $205.0 million and $77.3 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of December 31, 2012 and 2011, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $46.4 million and $47.4 million and are recognized as deferred revenue, with $37.7 million and $38.3 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at December 31, 2012 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
2013	$84,104
2014	62,014
2015	40,234
2016	31,277
2017	23,443
Thereafter	125,225

Fixed non-cancelable minimum licensing revenues	$366,297

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

As of December 31, 2012, the total amount of unrecognized tax benefits relating to uncertain tax positions was $51.2 million, an increase from December 31, 2011 of $3.9 million. This increase in unrecognized tax benefits primarily results from a $15.4 million increase due to the tax positions expected to be taken for 2012,

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partially offset by a $12.0 million decrease due to the expiration of certain statutes of limitations for the 2008 tax year. Although the Internal Revenue Service completed its examination related to calendar year 2009 during 2012, certain subsidiaries remain under examination by various state and Canadian tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.5 million as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations.

The income tax laws and regulations are voluminous and are often ambiguous. As such, Quanta is required to make many subjective assumptions and judgments regarding its tax positions that could materially affect amounts recognized in its future consolidated balance sheets, statements of operations and comprehensive income.

Earnings Per Share

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

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock based compensation based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. The fair value of restricted stock awards is determined based on the number of shares granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based awards is recognized using the graded vesting method over the requisite service period. Restricted stock awards are subject to forfeiture, restrictions on transfer and certain other conditions until vesting. During the restriction period, holders are entitled to vote and receive dividends on such shares. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock and stock options (excess tax benefit) are classified as financing cash flows.

Compensation expense associated with liability based awards such as restricted stock units (RSUs) that are expected to be settled in cash is recognized based on a remeasurement of the fair value of the award at the end of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each reporting period. RSUs granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. RSUs vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs, the holders receive for each vested RSU either (i) one share of Quanta common stock, or (ii) an amount in cash equal to the fair market value on the vesting date of one share of Quanta common stock, as specified in the applicable award agreement. Generally, RSUs granted to plan participants residing in the U.S. provide for settlement in shares of common stock, and RSUs granted to plan participants residing outside the U.S. provide for settlement in cash.

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

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 15.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at December 31, 2012 and 2011, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

In connection with Quanta’s acquisitions, identifiable intangible assets acquired include goodwill, backlog, customer relationships, trade names, covenants not-to-compete, patented rights and developed technology. Quanta utilizes the fair value premise as the primary basis for its valuation procedures, which is a market-based approach to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Quanta periodically engages the services of an independent valuation firm when a new business is acquired to assist management with this valuation process, including assistance with the selection of appropriate valuation methodologies and the development of market-based valuation assumptions. Based on these considerations, management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to determine the fair value of intangible assets acquired based on the appropriateness of each method in relation to the type of asset being valued. The assumptions used in these valuation methods are analyzed and compared, where possible, to available market data, such as industry-based weighted average costs of capital and discount rates, trade name royalty rates, public company valuation multiples and recent market acquisition multiples. The level of inputs used for these fair value measurements is the lowest level (Level 3). Quanta believes that these valuation methods appropriately represent the methods that would be used by other market participants in determining fair value.

Quanta uses fair value measurements on a routine basis in its assessment of assets classified as goodwill, other intangible assets and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended December 31, 2012, the carrying amounts of such assets, including goodwill, were compared to their fair values. The inputs used for fair value measurements for goodwill, other intangible assets and long-lived assets held and used are the lowest level (Level 3) inputs, and Quanta uses the assistance of third party specialists to develop valuation assumptions.

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

Also on January 1, 2012, Quanta adopted an update issued by the FASB that eliminates the option to present the components of other comprehensive income only as part of the statement of equity. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. Quanta now presents separate consolidated statements of comprehensive income as a result of adopting the update.

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

4.	DISCONTINUED OPERATIONS:

On December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries to Dycom Industries, Inc. for net proceeds of approximately $265.0 million. Quanta recognized a pre-tax gain of approximately $18.0 million and a corresponding tax expense of approximately $32.2 million, which resulted in a loss on the sale, net of tax, of $14.2 million in the fourth quarter of 2012. Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for all periods presented in the accompanying consolidated financial statements. The results of operations of these telecommunications subsidiaries were previously included primarily in the Telecommunications Infrastructure Services segment.

Summarized financial information for discontinued operations is shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$493,233	$430,065	$301,785

Income from discontinued operations before taxes	46,576	22,862	12,296
Gain on disposal of discontinued operations before taxes	17,962	—	—
Provision for income taxes	(47,603)	(8,858)	(1,813)

Income from discontinued operations, net of taxes	$16,935	$14,004	$10,483

In connection with the sale of the telecommunications operations, Quanta will remain liable for all income related taxes and insured claims against the subsidiaries outstanding or arising as of December 3, 2012. Additionally, Quanta accelerated the vesting of unvested shares of restricted stock held by certain employees of the disposed telecommunications subsidiaries on December 3, 2012, the closing date of the sale. Accordingly, Quanta recorded incremental expense related to this accelerated vesting of $3.7 million during the fourth quarter of 2012. This incremental expense is included in income from discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended December 31, 2012.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACQUISITIONS:

2012 Acquisitions

In the first and second quarters of 2012, Quanta acquired four businesses, which included one electric power infrastructure services company based in Canada, two electric power infrastructure services companies based in the United States and one natural gas and pipeline infrastructure services company based in the United States. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $57.5 million in cash, 1,927,113 shares of Quanta common stock valued at approximately $37.3 million and the repayment of $11.0 million in debt. These acquisitions allow Quanta to expand its capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

2011 Acquisitions

In the third and fourth quarters of 2011, Quanta acquired five businesses, which included three electric power infrastructure services companies based in Canada, one electric power infrastructure services company based in the United States and one natural gas and pipeline infrastructure services company based in Australia. These businesses have been reflected in Quanta’s consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $80.8 million in cash, 1,939,813 shares of Quanta common stock valued at approximately $32.4 million and the repayment of $3.4 million in debt. These acquisitions allow Quanta to further expand its capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the aggregate consideration paid for the 2012 and 2011 acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared (in thousands).

	2012	2011
	All Acquisitions	All Acquisitions
Consideration:
Value of Quanta common stock issued	$37,291	$32,368
Cash paid	68,507	84,208

Fair value of total consideration transferred	$105,798	$116,576

Current assets	$20,516	$30,198
Property and equipment	18,821	19,878
Other assets	123	379
Identifiable intangible assets	17,931	40,229
Current liabilities	(10,008)	(10,226)
Deferred tax liabilities, net	(6,173)	(7,190)
Other long-term liabilities	(191)	(450)

Total identifiable net assets	41,019	72,818
Goodwill	64,779	43,758

	$105,798	$116,576

The fair value of current assets acquired in 2012 includes accounts receivable with a fair value of $15.3 million. The fair value of current assets acquired in 2011 included accounts receivable with a fair value of $16.1 million.

Goodwill represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed. The 2012, 2011 and 2010 acquisitions strategically expanded Quanta’s Canadian service offering, added an Australian service offering and enhanced its domestic electric power and natural gas and oil pipeline service offerings, which Quanta believes contributes to the recognition of the goodwill. In connection with the 2012 acquisitions, goodwill of $57.5 million was recorded for reporting units included within Quanta’s electric power division and $7.3 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at December 31, 2012. In connection with the 2011 acquisitions, goodwill of $34.9 million was recorded for reporting units included within Quanta’s electric power division and $8.9 million was recorded for the reporting unit included within Quanta’s natural gas and pipeline division at December 31, 2011. Goodwill of approximately $52.9 million and $13.1 million is expected to be deductible for income tax purposes related to the businesses acquired in 2012 and 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Revenues	$5,933,830	$4,378,213	$3,910,662
Gross profit	$939,663	$613,047	$656,413
Selling, general and administrative expenses	$436,022	$359,514	$335,576
Amortization of intangible assets	$37,780	$39,252	$54,843
Net income from continuing operations	$306,124	$143,423	$159,259
Net income attributable to common stock	$307,032	$145,526	$167,361
Net income from continuing operations attributable to common stock	$290,097	$131,522	$156,878
Earnings per share from continuing operations attributable to common stock:
Basic	$1.36	$0.61	$0.73
Diluted	$1.36	$0.61	$0.72

The pro forma combined results of operations for the years ended December 31, 2012 and 2011 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2012 acquisitions as if they occurred January 1, 2011. The pro forma combined results of operations for the year ended December 31, 2011 have also been prepared by adjusting the historical results of Quanta to include the historical results of the 2011 acquisitions as if they occurred January 1, 2010. The pro forma combined results of operations for the year ended December 31, 2010 have been prepared by adjusting the historical results of Quanta to include the historical results of the 2011 acquisitions as if they occurred January 1, 2010 and the historical results of the 2010 acquisition as if it occurred January 1, 2009. These pro forma combined historical results were then adjusted for the following: a reduction of interest expense and interest income as a result of the repayment of outstanding indebtedness, a reduction of interest income as a result of the cash consideration paid, an increase in amortization expense due to the incremental intangible assets recorded related to the 2012, 2011 and 2010 acquisitions, an increase or decrease in depreciation expense within cost of services related to the net impact of adjusting acquired property and equipment to the acquisition date fair value and conforming depreciable lives with Quanta’s accounting policies, an increase in the number of outstanding shares of Quanta common stock and certain reclassifications to conform the acquired companies’ presentation to Quanta’s accounting policies. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from the 2012, 2011 and 2010 acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenues of $125.7 million and income from continuing operations before income taxes of $6.2 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2012 related to the four 2012 acquisitions following their respective dates of acquisition. Additionally, revenues of approximately $43.8 million and income from continuing operations before income taxes of approximately $4.4 million are included in Quanta’s consolidated results of operations for the year ended December 31, 2011 related to the five 2011 acquisitions following their respective dates of acquisition. Revenues of $25.7 million and income from continuing operations before income taxes of $3.4 million following Valard’s date of acquisition on October 25, 2010 are included in Quanta’s consolidated results of operations for the year ended December 31, 2010.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Fiber Optic Licensing and Other Division	Total
Balance at December 31, 2010:
Goodwill	$741,276	$320,969	$368,511	$1,430,756
Goodwill acquired during 2011	34,900	8,858	—	43,758
Foreign currency translation related to goodwill	(3,564)	(78)	—	(3,642)
Operating unit reorganization	216,090	(216,090)	—	—
Purchase price adjustments related to prior periods	—	(61)	—	(61)

Balance at December 31, 2011:
Goodwill	988,702	113,598	368,511	1,470,811
Goodwill acquired during 2012	57,451	7,328	—	64,779
Foreign currency translation related to goodwill	2,087	(32)	—	2,055
Operating unit reorganizations	16,912	16,809	(33,721)	—

Balance at December 31, 2012:
Goodwill	$1,065,152	$137,703	$334,790	$1,537,645

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2011		Twelve Months Ended December 31, 2012			As of December 31, 2012
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Translation	Intangible Assets, Net	Remaining Weighted Average Amortization Period
Customer relationships	$164,259	$(36,300)	$(11,180)	$5,311	$598	$122,688	11.2
Backlog	120,682	(100,056)	(18,944)	4,906	401	6,989	2.1
Trade names	29,661	(1,948)	(1,064)	2,768	128	29,545	27.2
Non-compete agreements	25,392	(16,154)	(4,523)	1,926	59	6,700	3.2
Patented rights and developed technology	16,378	(5,538)	(1,980)	4,561	(7)	13,414	6.8

Total intangible assets subject to amortization	356,372	(159,996)	(37,691)	19,472	1,179	179,336	12.9
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$360,872	$(159,996)	$(37,691)	$19,472	$1,179	$183,836	N/A

Amortization expense for intangible assets was $37.7 million, $29.0 million and $37.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2012 is set forth below (in thousands):

For the Fiscal Year Ending December 31,
2013	$20,197
2014	18,340
2015	15,994
2016	15,122
2017	14,132
Thereafter	95,551

Total	$179,336

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 are illustrated below (in thousands):

	Year Ended December 31,
	2012	2011	2010
AMOUNTS ATTRIBUTABLE TO COMMON STOCK:
Net income from continuing operations	$289,694	$118,511	$142,693
Net income from discontinued operations	16,935	14,004	10,483

Net income attributable to common stock	$306,629	$132,515	$153,176

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	212,777	212,648	210,046
Effect of dilutive stock options	58	126	218
Effect of shares in escrow	—	394	1,532

Weighted average shares outstanding for diluted earnings per share	212,835	213,168	211,796

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. For the years ended December 31, 2012, 2011 and 2010, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The 3.9 million exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the full years of 2012 and 2011 and are weighted for the portion of 2010 they were outstanding. Shares of Quanta common stock placed in escrow related to a previous acquisition are included in the computation of diluted earnings per share for the years ended December 31, 2011 and 2010, and are weighted based on the portion of the year they were held in escrow. These shares were released from escrow on April 4, 2011. For the year ended December 31, 2010, the effect of assuming conversion of Quanta’s 3.75% convertible subordinated notes due 2026 (3.75% Notes) would have been antidilutive and therefore the shares issuable upon conversion were excluded from the calculation of diluted earnings per share. The 3.75% Notes were not outstanding after May 1, 2010 and therefore had no impact on diluted shares during the years ended December 31, 2012 and 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Activity in Quanta’s current and long-term allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2012	2011
Balance at beginning of year	$3,751	$5,962
Charged to expense	3,693	1,163
Deductions for uncollectible receivables written off, net of recoveries	(1,997)	(3,374)

Balance at end of year	$5,447	$3,751

Contracts in progress are as follows (in thousands):

	December 31,
	2012	2011
Costs incurred on contracts in progress	$3,744,337	$2,257,719
Estimated earnings, net of estimated losses	612,000	270,113

	4,356,337	2,527,832
Less — Billings to date	(4,187,445)	(2,483,264)

	$168,892	$44,568

Costs and estimated earnings in excess of billings on uncompleted contracts	$342,777	$189,167
Less — Billings in excess of costs and estimated earnings on uncompleted contracts	(173,885)	(144,599)

	$168,892	$44,568

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2012	2011
Land	N/A	$16,101	$15,759
Buildings and leasehold improvements	5-30	59,818	50,457
Operating equipment and vehicles	5-25	1,045,248	917,269
Fiber optic and related assets	5-20	350,521	319,303
Office equipment, furniture and fixtures and information technology systems	3-15	95,779	81,282
Construction work in progress	N/A	33,546	29,502

		1,601,013	1,413,572
Less — Accumulated depreciation and amortization		(555,030)	(474,670)

Property and equipment, net		$1,045,983	$938,902

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts payable and accrued expenses consists of the following (in thousands):

	December 31,
	2012	2011
Accounts payable, trade	$373,947	$316,525
Accrued compensation and related expenses	111,688	97,779
Accrued insurance, current portion	44,503	48,388
Accrued loss on contracts	4,770	2,771
Deferred revenues, current portion	22,499	15,052
Income and franchise taxes payable	85,663	47,703
Other accrued expenses	64,215	42,354

	$707,285	$570,572

9.	DEBT OBLIGATIONS:

Quanta’s debt obligations consist of the following (in thousands):

	December 31,
	2012	2011
Notes payable to various financial institutions, interest rate ranging from 0.0% to 8.0%, secured by certain equipment and other assets	$9	$56
Less — Current maturities	(9)	(56)

Total long-term debt obligations	$—	$—

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

As of December 31, 2012, Quanta had approximately $183.2 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $516.8 million was available for borrowings or issuing new letters of credit. Information on credit facility borrowings and the applicable interest rates during the year ended December 31, 2012 is as follows (dollars in thousands):

Year Ended December 31, 2012

Maximum amount outstanding during the period	$171,520
Average daily credit facility borrowings	$45,731
Weighted-average interest rate	2.85%

Amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on Quanta’s Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of December 31, 2012, Quanta was in compliance with all of the covenants in the credit agreement.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.75% Convertible Subordinated Notes

As of December 31, 2012 and 2011, none of Quanta’s 3.75% Notes were outstanding. The 3.75% Notes were originally issued in April 2006 in an aggregate principal amount of $143.8 million and required semi-annual interest payments on April 30 and October 30 until maturity. On May 14, 2010, Quanta redeemed all of the $143.8 million aggregate principal amount outstanding of the 3.75% Notes at a redemption price of 101.607% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the date of redemption. The redemption resulted in a payment of the aggregate redemption price of $146.1 million and the recognition of a loss on early extinguishment of debt of approximately $7.1 million. Included in the loss on early extinguishment of debt was a non-cash loss of $3.5 million related to the difference between the net carrying value and the estimated fair value of the 3.75% Notes, calculated as of the date of redemption, the payment of $2.3 million representing the 1.607% redemption premium above par value and a non-cash loss of $1.3 million from the write-off of the remaining unamortized deferred financing costs related to the 3.75% Notes.

10.	INCOME TAXES:

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes:
Domestic	$390,734	$181,520	$215,263
Foreign	73,846	11,988	18,695

Total	$464,580	$193,508	$233,958

The components of the provision for income taxes for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$109,272	$42,874	$39,818
State	12,397	11,998	9,650
Foreign	14,657	7,668	6,260

Total current tax provision	136,326	62,540	55,728

Deferred:
Federal	16,134	4,487	31,539
State	1,627	965	2,062
Foreign	4,772	(4,896)	(445)

Total deferred tax provision	22,533	556	33,156

Total provision for income taxes	$158,859	$63,096	$88,884

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax provision differs from the income tax provision computed by applying the U.S. federal statutory corporate rate to income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision at the statutory rate	$162,603	$67,727	$81,885
Increases (decreases) resulting from —
State taxes	10,980	6,375	8,058
Foreign taxes	(5,841)	(2,815)	182
Contingency reserves, net	(3,880)	(7,262)	(4,184)
Production activity deduction	(7,081)	(2,394)	(2,650)
Employee per diems, meals and entertainment	6,441	4,149	4,725
Taxes on unincorporated joint ventures	(5,609)	(4,142)	(833)
Other	1,246	1,458	1,701

	$158,859	$63,096	$88,884

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

	December 31,
	2012	2011
Deferred income tax liabilities —
Property and equipment	$(205,977)	$(204,918)
Goodwill	(48,201)	(43,057)
Other intangibles	(46,661)	(54,206)
Book/tax accounting method difference	(45,159)	(27,924)

Total deferred income tax liabilities	(345,998)	(330,105)

Deferred income tax assets —
Accruals and reserves	33,357	40,619
Accrued insurance	53,163	55,169
Deferred revenue	16,259	14,243
Net operating loss carryforwards	17,115	15,615
Other	20,540	13,140

Subtotal	140,434	138,786
Valuation allowance	(9,344)	(8,783)

Total deferred income tax assets	131,090	130,003

Total net deferred income tax liabilities	$(214,908)	$(200,102)

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2012	2011
Current deferred income taxes:
Assets	$41,961	$51,373
Liabilities	(31,819)	(17,831)

	10,142	33,542

Non-current deferred income taxes:
Assets	89,129	78,630
Liabilities	(314,179)	(312,274)

	(225,050)	(233,644)

Total net deferred income tax liabilities	$(214,908)	$(200,102)

The valuation allowance for deferred income tax assets at December 31, 2012, 2011 and 2010 was $9.3 million, $8.8 million and $11.4 million, respectively. These valuation allowances relate to state net operating loss carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards. The net change in the total valuation allowance for each of the years ended December 31, 2012, 2011 and 2010 was an increase of $0.5 million, a decrease of $2.6 million and an increase of $2.8 million, respectively. The valuation allowance was established primarily as a result of uncertainty in Quanta’s outlook as to future taxable income in particular tax jurisdictions. Quanta believes it is more likely than not that it will realize the benefit of its deferred tax assets, net of existing valuation allowances.

At December 31, 2012, Quanta had state and foreign net operating loss carryforwards, the tax effect of which is approximately $17.1 million. These carryforwards will expire as follows: 2013, $0.6 million; 2014, $0.8 million; 2015, $0.2 million; 2016, $0.2 million; 2017, $0.5 million and $14.8 million thereafter. A valuation allowance of $4.9 million has been recorded against certain state net operating loss carryforwards.

Through December 31, 2012, Quanta has not provided U.S. income taxes on approximately $105.0 million of unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. It is not practicable to determine the amount of any additional U.S. tax liability that may result if Quanta decides to no longer indefinitely reinvest foreign earnings outside the U.S. If management intentions or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes, as a result of recording an incremental tax liability, in the period such change occurs.

A reconciliation of unrecognized tax benefit balances is as follows (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of year	$47,379	$50,632	$45,201
Additions based on tax positions related to the current year	15,411	10,133	10,602
Additions for tax positions of prior years	1,607	131	5,183
Reductions for tax positions of prior years	(293)	—	—
Reductions for audit settlements	(895)	(4,877)	(93)
Reductions resulting from a lapse of the applicable statutes of limitations	(11,965)	(8,640)	(10,261)

Balance at end of year	$51,244	$47,379	$50,632

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2012, the $12.0 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2008 tax year. For the year ended December 31, 2011, the $8.6 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2007 tax year and the $4.9 million reduction primarily relates to settlement with tax authorities regarding a foreign tax credit position taken in a pre-acquisition tax return of an acquired business. For the year ended December 31, 2010, the $10.3 million reduction is primarily due to the expiration of certain federal and state statutes of limitations for the 2006 tax year.

The balances of unrecognized tax benefits, the amount of related interest and penalties and what Quanta believes to be the range of reasonably possible changes in the next 12 months are as follows (in thousands):

	December 31,
	2012	2011	2010
Unrecognized tax benefits	$51,244	$47,379	$50,632
Portion that, if recognized, would reduce tax expense and effective tax rate	43,910	39,824	43,077
Accrued interest on unrecognized tax benefits	6,088	7,180	6,524
Accrued penalties on unrecognized tax benefits	127	163	163
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	$0 to $11,479	$0 to $12,110	$0 to $8,786
Portion that, if recognized, would reduce tax expense and effective tax rate	$0 to $9,645	$0 to $10,221	$0 to $6,896

Quanta classifies interest and penalties within the provision for income taxes. Quanta recognized $1.1 million of interest income, $0.7 million of interest expense and $2.2 million of interest income in the provision for income taxes for the years ended December 31, 2012, 2011 and 2010, respectively.

Quanta is subject to income tax in the United States, multiple state jurisdictions and some foreign jurisdictions. Quanta remains open to examination by the IRS for tax years 2009 through 2012 as these statutes of limitations have not yet expired. Quanta does not consider any state in which it does business to be a major tax jurisdiction.

11.     EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with the acquisition of Valard as discussed in Note 5, certain former owners of Valard received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited Vote Common Stock

Effective May 19, 2011, each outstanding share of Quanta’s Limited Vote Common Stock was reclassified and converted into 1.05 shares of Quanta common stock, as set forth in a Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of Quanta and filed with the Secretary of State of the State of Delaware on May 19, 2011. At December 31, 2012 and 2011, there were no shares of Limited Vote Common Stock outstanding. The Certificate of Amendment also eliminated entirely the class of Limited Vote Common Stock. The shares of Limited Vote Common Stock had rights similar to shares of common stock, except with respect to voting. Holders of Limited Vote Common Stock were entitled to vote as a separate class to elect one director and did not vote in the election of other directors. Holders of Limited Vote Common Stock were entitled to one-tenth of one vote for each share held on all other matters submitted for stockholder action. Shares of Limited Vote Common Stock were convertible into Quanta common stock upon disposition by the holder of such shares in accordance with the transfer restrictions applicable to such shares. During the years ended December 31, 2012, 2011 and 2010, no shares of Limited Vote Common Stock were converted to common stock upon transfer. In 2011, 432,485 shares of Limited Vote Common Stock were reclassified and converted into 454,107 shares of Quanta common stock pursuant to the Certificate of Amendment approved by the stockholders. In 2010, Quanta issued an aggregate 241,300 shares of its common stock in exchange for an aggregate 229,808 shares of Limited Vote Common Stock through voluntary exchanges initiated by individual stockholders.

Treasury Stock

Under the stock incentive plans described in Note 12, the tax withholding obligations of employees upon vesting of restricted stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result, Quanta withheld 370,007 shares of Quanta common stock in 2012 with a total market value of $6.7 million, 299,804 shares of Quanta common stock in 2011 with a total market value of $6.6 million and 243,821 shares of Quanta common stock in 2010 with a total market value of $4.6 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

During the second quarter of 2011, Quanta’s board of directors approved a stock repurchase program authorizing Quanta to purchase, from time to time, up to $150.0 million of its outstanding common stock. The program was completed in August 2011 and resulted in the repurchase of 8.1 million shares of Quanta’s common stock at an aggregate cost of $149.5 million. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock. Under Delaware corporate law, treasury stock is not entitled to vote or be counted for quorum purposes.

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock in the amount of $16.0 million, $11.9 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $5.4 million and $7.3 million at December 31, 2012 and 2011. The carrying value of investments held by the noncontrolling interests in these variable interest entities at December 31, 2012 and 2011 was $5.4 million and $7.3 million. During the years ended December 31, 2012, 2011 and 2010, distributions to noncontrolling interests were $18.0 million, $6.0 million and $2.4 million. There were no other changes in equity as a result of transfers to or from the noncontrolling interests. See Note 15 for further disclosures related to Quanta’s joint venture arrangements.

12.    EQUITY-BASED COMPENSATION:

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

Stock Options

Awards in the form of stock options are exercisable during the period specified in each stock option agreement and generally become exercisable in installments pursuant to a vesting schedule designated by the

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Committee or, if applicable, the Equity Grant Committee. No option will remain exercisable later than 10 years after the date of award (or five years in the case of ISOs awarded to employees owning more than 10% of Quanta’s voting capital stock). The exercise price for ISOs awarded under the 2011 and 2007 Plans may be no less than the fair market value of a share of common stock on the date of award (or 110% in the case of ISOs awarded to employees owning more than 10% of Quanta’s voting capital stock). Upon the exercise of stock options, Quanta has historically issued shares of common stock rather than treasury shares or shares purchased on the open market, although the plan permits any of the three. Quanta did not grant any awards of stock options under any of the Plans during the years ended December 31, 2012, 2011 or 2010.

Restricted Stock

During the years ended December 31, 2012, 2011 and 2010, Quanta granted 1.3 million, 1.1 million and 1.0 million shares of restricted stock under the Plans with a weighted average grant date fair value price of $21.84, $21.38 and $19.20 per share, respectively. The grant date fair value for awards of restricted stock is based on the market value of Quanta common stock on the date of grant. Restricted stock awards are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders are entitled to vote and receive dividends on such shares.

During the years ended December 31, 2012, 2011 and 2010, 0.9 million, 0.8 million and 0.7 million shares of restricted stock vested, respectively, with an approximate fair value at the time of vesting of $22.3 million, $18.9 million and $12.9 million, respectively.

A summary of the restricted stock activity for the year ended December 31, 2012 is as follows (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2012	1,959	$20.79
Granted	1,250	$21.84
Vested	(934)	$20.98
Forfeited	(81)	$21.23

Unvested at December 31, 2012	2,194	$21.29

As of December 31, 2012, there was approximately $23.0 million of total unrecognized compensation cost related to unvested restricted stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 1.66 years.

Restricted Stock Units

RSUs granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. RSUs vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs, the holders receive for each vested RSU either (i) one share of Quanta common stock, or (ii) an amount in cash equal to the fair market value on the vesting date of one share of

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta common stock, as specified in the applicable award agreement. Generally, RSUs granted to plan participants residing in the U.S. provide for settlement in shares of common stock, and RSUs granted to plan participants residing outside the U.S. provide for settlement in cash. As of December 31, 2012, there were no RSUs outstanding that provided for settlement in common stock.

Compensation expense related to RSUs was $2.0 million, $1.3 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $1.7 million, $1.0 million and $0.3 million to settle liabilities related to RSUs in the years ended December 31, 2012, 2011 and 2010, respectively. Liabilities recorded for the estimated earned value of the RSUs outstanding were $0.8 million and $0.5 million at December 31, 2012 and 2011.

13.	EMPLOYEE BENEFIT PLANS:

Unions’ Multi-Employer Pension Plans

Quanta contributes to a number of multi-employer defined benefit pension plans under the terms of collective bargaining agreements with various unions that represent certain of Quanta’s employees. Quanta’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls. Quanta may also have additional liabilities imposed by law as a result of its participation in multi-employer defined benefit pension plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer who is a contributor to a multi-employer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (Central States Plan) following an amendment to the applicable collective bargaining agreement which eliminated their obligations to contribute to the Central States Plan. See further information regarding these subsidiaries’ withdrawal from the Central States Plan in Collective Bargaining Agreements in Note 15.

The Pension Protection Act of 2006 (the PPA) also added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

The following table summarizes plan information relating to Quanta’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the PPA of the plans and whether the plans are subject to a funding improvement or rehabilitation plan or contribution surcharges. The most recent PPA zone status available in 2012 and 2011 relates to the plan’s fiscal year-end in 2011 and 2010. Forms 5500 were not yet available for the plan years ending in 2012. The PPA zone status is

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on information that Quanta received from the respective plans, as well as publicly available information on the U.S. Department of Labor website, and is certified by the plan’s actuary. Although multiple factors or tests may result in red zone or yellow zone status, plans in the red zone generally are less than 65 percent funded, plans in the yellow zone generally are less than 80 percent funded, and plans in the green zone generally are at least 80 percent funded. Under the PPA, red zone plans are classified as “critical” status, yellow zone plans are classified as “endangered” status and green zone plans are classified as neither “endangered” nor “critical” status. The “Subject to Financial Improvement/ Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of Quanta’s collective-bargaining agreements to which the plans are subject. Changes in annual contribution levels to these plans will vary because the number of union employees, the duration of their employment and the plans in which they participate will vary from period to period based on the number and location of projects that Quanta has ongoing at any given time and the need for union resources in connection with those projects. Total contributions made to these plans increased each year for the years ended December 31, 2012, 2011 and 2010 primarily due to an increase in the number and size of projects that required the use of union employees during these periods. Information has been presented separately for individually significant plans and in the aggregate for all other plans.

	Employee Identification Number/ Pension Plan Number	PPA Zone Status		Subject to Financial Improve- ment/ Reha- bilitation Plan	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Fund		2012	2011		2012	2011	2010
National Electrical Benefit Fund	53-0181657-001	Green	Green	No	$18,509	$9,704	$8,174	No	Varies through November 2015
Pipeline Industry Pension Fund	73-6146433-001	Green	Green	No	7,434	101	60	No	December 2012
Central Pension Fund of the IUOE & Participating Employers	36-6052390-001	Green	Green	No	6,843	4,439	10,446	No	Varies through January 2013
Eighth District Electrical Pension Fund	84-6100393-001	Green	Green	No	4,415	3,533	1,917	No	Varies through May 2015
Laborers National Pension Fund	75-1280827-001	Green	Green	No	1,906	1,903	4,329	No	April 2013
NECA-IBEW Pension Trust	51-6029903-001	Green	Green	No	19	6,707	5,928	No	Varies through June 2014
Joint Pension Local Union 164 IBEW	22-6031199-001	Yellow	Yellow	Yes	515	2,887	39	No	May 2014
IBEW Local 246 Pension Plan	34-6582842-001	Red	Red	Yes	130	1,977	61	Yes	October 2012
Central States, Southeast, and Southwest Areas Pension Plan	36-6044243-001	Red	Red	Yes	22	540	2,100	Yes	Varies through April 2014
All other plans					23,779	13,411	7,651

Total					$63,572	$45,202	$40,705

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quanta’s contributions to the following plans were five percent or more of the total contributions to these plans for the periods indicated based on the Forms 5500 for these plans. Forms 5500 were not yet available for these plans for the year ending in 2012.

Pension Fund	Plan Years in which Quanta Contributions Were Five Percent or More of Total Plan Contributions
NECA - IBEW Pension Trust	2011 and 2010
Eighth District Electrical Pension Fund	2011 and 2010
Joint Pension Local Union 164 IBEW	2011
IBEW Local 246 Pension Plan	2011
Laborers National Pension Fund	2010

In addition to the contributions made to multi-employer defined benefit pension plans noted above, Quanta also contributed to multi-employer defined contribution or other benefit plans on behalf of certain union employees. Contributions to union multi-employer defined contribution or other benefit plans by Quanta were approximately $87.0 million, $46.7 million and $35.8 million for the years ended December 31, 2012, 2011 and 2010. Total contributions made to these plans increased each year for the years ended December 31, 2012, 2011 and 2010 primarily due to an increase in the number and size of projects that required the use of union employees during these periods.

Quanta 401(k) Plan

Quanta maintains a 401(k) plan pursuant to which employees who are not provided retirement benefits through a collective bargaining agreement may make contributions through a payroll deduction. Quanta makes matching cash contributions of 100% of each employee’s contribution up to 3% of that employee’s salary and 50% of each employee’s contribution between 3% and 6% of such employee’s salary, up to the maximum amount permitted by law. Contributions to non-union defined contribution plans by Quanta were approximately $11.0 million, $9.5 million and $8.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14.	RELATED PARTY TRANSACTIONS:

Certain of Quanta’s operating units have entered into related party lease arrangements for operational facilities, typically with prior owners of certain acquired businesses. These lease agreements generally have terms of up to five years. Related party lease expense for the years ended December 31, 2012, 2011 and 2010 was approximately $4.2 million, $3.2 million and $2.3 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 11, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are shared equally by the joint venture members. However, each member of the joint venture is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases as discussed in Note 14. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of December 31, 2012 (in thousands):

Operating
Leases
Year Ending December 31 —
2013	$24,264
2014	19,689
2015	15,324
2016	11,929
2017	6,767
Thereafter	16,192

Total minimum lease payments	$94,165

Rent expense related to operating leases was approximately $92.3 million, $110.1 million and $100.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At December 31, 2012, the maximum guaranteed residual value was approximately $208.1 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of December 31, 2012, Quanta estimates these committed capital expenditures to be approximately $17.4 million for the year ended December 31, 2013. Also during 2012, Quanta committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of December 31, 2012, production orders for approximately $13.5 million had been issued with delivery dates expected to occur throughout 2013. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, which will release Quanta from its capital commitment.

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

Numerous lawsuits have been filed directly against SDG&E and its parent company, Sempra, claiming SDG&E’s power lines caused the fire. The court ordered that the claims be organized into the four lawsuits mentioned above and grouped the matters by type of plaintiff, namely, insurance subrogation claimants, individual/business claimants, governmental claimants, and a class action matter, for which class certification has since been denied. PAR is not named as a direct defendant in any of these lawsuits against SDG&E or its parent. SDG&E has reportedly settled many of the claims. On June 18, 2010, SDG&E joined PAR to the four lawsuits as a third party defendant, seeking contractual and equitable indemnification for losses related to the Witch Creek fire. SDG&E’s claims for indemnity relate to work done by PAR involving the replacement of one pole on TL 637 about four months prior to the Witch Creek fire. While Quanta did not believe that the work done by PAR was the cause of the contact between the conductors, PAR notified its various insurers of the claims. All but one of the insurers contested coverage. On August 5, 2011, PAR and Quanta filed a lawsuit in California state court against those insurers seeking a determination that coverage exists under the policies.

On November 5, 2012, PAR, Quanta, PAR’s insurers and SDG&E entered into a mutual settlement agreement pursuant to which SDG&E released PAR, Quanta and PAR’s insurers in exchange for payment by PAR’s insurers of a negotiated settlement amount and payment by PAR of $33.8 million, of which $7.5 million had been previously expensed, and $26.3 million was funded by an insurer as part of the previously recorded $35.0 million liability and corresponding insurance recovery receivable associated with a reimbursement-type policy. In the settlement, one other insurer reserved its rights to contest coverage and seek reimbursement from PAR of the $25.0 million this insurer paid to SDG&E as part of the settlement. That insurer subsequently agreed not to contest coverage or seek reimbursement from PAR, and pursuant to mutual releases executed by the parties, the coverage lawsuit was dismissed as to all parties in January 2013.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Fire Claim — Amador County. In October 2004, a wildfire in Amador County, California, burned 16,800 acres. The United States Forest Service alleged that the fire originated as a result of the activities of a Quanta subsidiary crew performing vegetation management under a contract with Pacific Gas & Electric Co. (PG&E). In November 2007, the United States Department of Agriculture (USDA) sent a written demand to the Quanta subsidiary for payment of fire suppression costs of approximately $8.5 million. Quanta recorded a liability and corresponding insurance recovery receivable of approximately $8.5 million associated with this matter based on the written demand received from the USDA.

The USDA informally communicated that it also intends to seek past and future restoration and other damages of approximately $51.3 million, as well as other unspecified damages. PG&E tendered defense and indemnification for the matter to Quanta in 2010. On August 3, 2012, the USDA filed suit in the United States District Court, Eastern District of California, against Quanta, its subsidiary and PG&E, seeking unspecified damages for fire suppression costs, rehabilitation and restoration expenses, and loss of timber, habitat and environmental values, among other things, including recovery of fees and expenses. Quanta and its subsidiary are prepared to vigorously defend against any liability and damage allegations.

Quanta notified its insurers, and two insurers are participating under a reservation of rights. Two other insurers are also participating but have not stated a position regarding coverage. In January 2013, Quanta and its subsidiary filed a lawsuit in Amador County seeking a declaration that the insurers have a duty at their respective levels to pay any damages resulting from the USDA claims. The parties attended mediation in January 2013. While a resolution was not reached at the mediation, the parties have subsequently continued negotiating through the mediator. As a result of these continued negotiations, a settlement-in-principle has been reached with the USDA, subject to approval by the United States Department of Justice, for an amount within Quanta’s available insurance coverage. However, should the terms of the settlement-in-principle fail to be agreed in writing by the parties and approved by the Department of Justice, these claims could result in a significant uninsured loss and a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and oil pipeline companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. For each of the years ended December 31, 2011 and 2010, one customer accounted for approximately 11% of consolidated revenues. The services provided to these customers relate primarily to Quanta’s Electric Power Infrastructure Services segment in 2011 and its Natural Gas and Pipeline Infrastructure Services segment in 2010. As of December 31, 2012, two customers accounted for approximately 16% and 11% of consolidated billed and accrued accounts receivable. Substantially all of the balance for the customer with 11% of consolidated billed and accrued accounts receivable relates to one contract and is comprised primarily of certain contract change orders for which the customer acceptance process is ongoing. Additionally, as of December 31, 2011, one customer accounted for approximately 10% of consolidated billed and accrued accounts receivable. The services provided to these customers, with billed and accrued accounts receivable balances greater than 10% of the consolidated balance, relate primarily to Quanta’s Electric Power Infrastructure Services segment. No other customers represented 10% or more of revenues for the years ended December 31, 2012, 2011 and 2010 or of billed and unbilled accounts receivable as of December 31, 2012 and 2011.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance

Quanta is insured for employer’s liability, general liability, auto liability and workers’ compensation claims. Since August 1, 2009, all policy deductible levels are $5.0 million per occurrence, other than employer’s liability, which is subject to a deductible of $1.0 million. Quanta also has employee health care benefit plans for most employees not subject to collective bargaining agreements, of which the primary plan is subject to a deductible of $375,000 per claimant per year.

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of December 31, 2012 and 2011, the gross amount accrued for insurance claims totaled $160.8 million and $201.2 million, with $120.2 million and $155.4 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of December 31, 2012 and 2011 were $22.2 million and $63.1 million, of which $2.3 million and $9.8 million are included in prepaid expenses and other current assets and $19.9 million and $53.3 million are included in other assets, net. These balance sheet amounts include liabilities and recoveries/receivables related to the insurance claims retained by Quanta associated with the sale of its telecommunication operating units on December 3, 2012.

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

Letters of Credit

Certain of Quanta’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on its behalf, such as to beneficiaries under its self-funded insurance programs. In addition, from time to time, certain customers require Quanta to post letters of credit to ensure payment to its subcontractors and vendors and to guarantee performance under its contracts. Such letters of credit are generally issued by a bank or similar financial institution, typically pursuant to Quanta’s credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that Quanta has failed to perform specified actions. If this were to occur, Quanta would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, Quanta may also be required to record a charge to earnings for the reimbursement. Quanta does not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future.

As of December 31, 2012, Quanta had $183.2 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2012, the total amount of outstanding performance bonds was approximately $2.0 billion, and the estimated cost to complete these bonded projects was approximately $643.4 million.

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

Collective Bargaining Agreements

Several of Quanta’s operating units are parties to various collective bargaining agreements with unions that represent certain of their employees. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to those in the expiring agreements. The agreements require the operating units to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. Quanta’s multiemployer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that Quanta employs at any given time and the plans in which they may participate vary depending on the projects Quanta has ongoing at any time and the need for union resources in connection with those projects.

The PPA also added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the fourth quarter of 2011, Quanta recorded a partial withdrawal liability of approximately $32.6 million related to the withdrawal by certain Quanta subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability recognized by Quanta was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all Quanta companies participating in the Central States Plan. The withdrawal followed an amendment to a collective bargaining agreement with the International Brotherhood of Teamsters that eliminated obligations to contribute to the Central States Plan, which is in critical status and is significantly underfunded as to its vested benefit obligations. The amendment was negotiated by the Pipe Line Contractors Association (PLCA) on behalf of its members, which include the Quanta subsidiaries that withdrew from the Central States Plan. Quanta believed that withdrawing from the Central States Plan in the fourth quarter of 2011 was advantageous because it limited Quanta’s exposure to increased liabilities from a future withdrawal if the underfunded status of the Central States Plan deteriorates further. Quanta and other PLCA members now contribute to a different multi-employer pension plan on behalf of Teamsters employees.

The Central States Plan has asserted that the withdrawal of the PLCA members was not effective in 2011, although Quanta believes that a legally effective withdrawal occurred in the fourth quarter of 2011. During the third quarter of 2012, the Central States Plan provided Quanta with an estimate of the potential withdrawal liability, indicating that the withdrawal liability is approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011, approximately $39.7 million based on a partial withdrawal in the first quarter of 2012, or approximately $40.1 million based on a complete withdrawal in 2012. Quanta continues to dispute the assertions of the Central States Plan regarding the effective date of the partial withdrawal. Once an assessment is received, Quanta may seek to challenge and further negotiate the amount of the assessment. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the $32.6 million Quanta recognized in the fourth quarter of 2011.

Certain other Quanta subsidiaries continued to participate in the Central States Plan through the end of 2012. The consequences of withdrawal of these subsidiaries from the plan will depend on various factors, including negotiation of the terms of the collective bargaining agreements under which the subsidiaries participate and whether exemptions from withdrawal liability applicable to construction industry employers will be available. Given the unknown nature of some of these factors, the amount or timing of any liability upon withdrawal of the subsidiaries remaining in the Central States Plan is uncertain. However, Quanta currently does not expect the incremental liability upon withdrawal of the subsidiaries remaining in the Central States Plan to be material.

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2012, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SEGMENT INFORMATION:

Quanta presents its operations under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of three internal divisions, namely, the electric power division, natural gas and pipeline division and fiber optic division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work.

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power and natural gas customers.

In addition, Quanta’s integrated operations and common administrative support at each of its operating units require that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses, including depreciation, and general and administrative costs, to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

Summarized financial information for Quanta’s reportable segments is presented in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Electric Power	$4,206,509	$3,022,659	$2,028,734
Natural Gas and Pipeline	1,534,713	1,011,248	1,392,824
Fiber Optic Licensing and Other	179,047	159,857	207,875

Consolidated	$5,920,269	$4,193,764	$3,629,433

Operating income (loss):
Electric Power	$520,834	$337,726	$204,088
Natural Gas and Pipeline	55,410	(78,307)	118,816
Fiber Optic Licensing and Other	61,299	53,476	52,952
Corporate and non-allocated costs	(172,421)	(118,053)	(131,865)

Consolidated	$465,122	$194,842	$243,991

Depreciation:
Electric Power	$55,205	$49,038	$40,249
Natural Gas and Pipeline	43,285	41,051	43,407
Fiber Optic Licensing and Other	15,173	14,736	13,749
Corporate and non-allocated costs	6,640	5,049	3,794

Consolidated	$120,303	$109,874	$101,199

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets, which are held at the operating unit level, include operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues.

Foreign Operations

During 2012, 2011, and 2010, Quanta derived $861.5 million, $535.0 million and $256.1 million, respectively, of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 96%, 97% and 88% was earned in Canada during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, Quanta held property and equipment of $151.9 million and $114.8 million in foreign countries, primarily Canada, as of December 31, 2012 and 2011. The increase in foreign revenues and assets is primarily due to the timing of the acquisitions of Valard, McGregor Construction 2000 Ltd. and certain of its affiliated entities and Coe Drilling Pty. Ltd.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 2012 and 2011 (in thousands, except per share information).

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2012:
Revenues	$1,328,764	$1,386,162	$1,532,001	$1,673,342
Gross profit	186,064	212,904	252,000	286,739
Net income	49,994	69,797	100,856	102,009
Net income attributable to common stock	45,707	65,538	96,398	98,986
Net income from continuing operations attributable to common stock	45,798	57,918	83,628	102,350
Basic earnings per share from continuing operations attributable to common stock	$0.22	$0.27	$0.39	$0.48
Diluted earnings per share from continuing operations attributable to common stock	$0.22	$0.27	$0.39	$0.48
2011:
Revenues	$783,305	$904,781	$1,112,674	$1,393,004
Gross profit	69,575	140,795	172,055	179,291
Net income (loss)	(16,305)	34,313	55,600	70,808
Net income (loss) attributable to common stock	(17,594)	31,801	51,994	66,314
Net income (loss) from continuing operations attributable to common stock	(13,134)	28,674	44,256	58,715
Basic earnings (loss) per share from continuing operations attributable to common stock	$(0.06)	$0.13	$0.21	$0.28
Diluted earnings (loss) per share from continuing operations attributable to common stock	$(0.06)	$0.13	$0.21	$0.28

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

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our directors and executive officers required by Item 401 of Regulation S-K is set forth under the sections entitled “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2012 (2013 Proxy Statement), which sections are incorporated herein by reference.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, which section is incorporated herein by reference.

Information regarding our adoption of a code of ethics required by Item 406 of Regulation S-K is set forth under the section entitled “Corporate Governance — Code of Ethics and Business Conduct” in our 2013 Proxy Statement, which section is incorporated herein by reference.

Information regarding any changes in our director nomination procedures required by Item 407(c)(3) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Identifying and Evaluating Nominees for Director” and “Additional Information — Stockholder Proposals and Nominations of Directors for the 2014 Annual Meeting” in our 2013 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our audit committee required by Item 407(d)(4) and (d)(5) of Regulation S-K is set forth under the section entitled “Corporate Governance — Audit Committee” in our 2013 Proxy Statement, which section is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive officer and director compensation required by Item 402 of Regulation S-K is set forth under the sections entitled “Executive Compensation and Other Matters” and “Corporate Governance — Director Compensation” in our 2013 Proxy Statement, which sections are incorporated herein by reference.

Information regarding our compensation committee required by Item 407(e)(4) and (e)(5) of Regulation S-K is set forth under the sections entitled “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2013 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth under the section entitled “Executive Compensation and Other Matters — Equity Compensation Plan Information” in our 2013 Proxy Statement, which section is incorporated herein by reference.

Information regarding security ownership required by Item 403 of Regulation S-K is set forth under the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons, promoters and certain control persons required by Item 404 of Regulation S-K is set forth under the section entitled “Certain Transactions” in our 2013 Proxy Statement, which section is incorporated herein by reference.

Information regarding director independence required by Item 407(a) of Regulation S-K is set forth under the section entitled “Corporate Governance — Board Independence” in our 2013 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is set forth under the section entitled “Audit Fees” in our 2013 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 71 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

EXHIBIT INDEX

Exhibit No.		Description

2.1	—

Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—

Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

4.1	—

Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—

Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—

InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—

InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.9*	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.10*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

Exhibit No.		Description

10.11*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.12*	—

Employment Agreement dated December 20, 2012, effective as of January 1, 2012, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.13*	—

Employment Agreement dated as of March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.14*	—

Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.15*	—	2012 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2012 and incorporated herein by reference)

10.16*	—

Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (No. 001-13831) filed May 9, 2012 and incorporated herein by reference)

10.17*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.18*^	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Kenneth W. Trawick

10.19*^	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.20*^	—	Consulting Agreement dated effective December 4, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.21	—

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

10.22	—

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

Exhibit No.		Description

10.25	—

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

10.28	—

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

10.29	—

Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

10.30	—

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

10.31	—

Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.32^	—

Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein

10.33	—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2013.

QUANTA SERVICES, INC.

By:	/S/ JAMES F. O’NEIL III
James F. O’Neil III
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James F. O’Neil III and Derrick A. Jensen, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 1, 2013.

Signature	Title

/s/ JAMES F. O’NEIL III	President and Chief Executive Officer and Director (Principal Executive Officer)
James F. O’Neil III

/s/ DERRICK A. JENSEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Derrick A. Jensen

/s/ JOHN R. COLSON	Executive Chairman of the Board
John R. Colson

/s/ JAMES R. BALL	Director
James R. Ball

/s/ J. MICHAL CONAWAY	Director
J. Michal Conaway

/s/ RALPH R. DISIBIO	Director
Ralph R. Disibio

/s/ VINCENT D. FOSTER	Director
Vincent D. Foster

Signature	Title

/s/ BERNARD FRIED	Director
Bernard Fried

/s/ LOUIS C. GOLM	Director
Louis C. Golm

/s/ WORTHING F. JACKMAN	Director
Worthing F. Jackman

/s/ BRUCE RANCK	Director
Bruce Ranck

/s/ MARGARET B. SHANNON	Director
Margaret B. Shannon

/s/ PAT WOOD, III	Director
Pat Wood, III

EXHIBIT INDEX

Exhibit No.		Description

2.1	—

Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—

Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

4.1	—

Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—

Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—

InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—

InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—

Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.9*	—

Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.10*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.11*	—

Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.12*	—

Employment Agreement dated December 20, 2012, effective as of January 1, 2012, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.13*	—

Employment Agreement dated as of March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.14*	—

Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.15*	—	2012 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2012 and incorporated herein by reference)

10.16*	—

Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (No. 001-13831) filed May 9, 2012 and incorporated herein by reference)

10.17*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.18*^	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Kenneth W. Trawick

10.19*^	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.20*^	—	Consulting Agreement dated effective December 4, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.21	—

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

10.22	—

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

Exhibit No.		Description

10.24	—

Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

10.25	—

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

10.28	—

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

10.29	—

Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

10.30	—

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

10.31	—

Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.32^	—

Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein

10.33	—

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