Form 10-Q
period 2013-03-31
QUANTA SERVICES INC
filed 2013-05-08
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, the number of outstanding shares of Common Stock of the Registrant was 209,441,254. As of the same date, 3,500,000 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$366,619	$394,701
Accounts receivable, net of allowances of $5,426 and $5,447	1,283,739	1,328,081
Costs and estimated earnings in excess of billings on uncompleted contracts	407,080	342,777
Inventories	37,666	38,261
Prepaid expenses and other current assets	90,561	97,907

Total current assets	2,185,665	2,201,727
Property and equipment, net of accumulated depreciation of $569,821 and $555,030	1,071,972	1,045,983
Other assets, net	182,871	171,566
Other intangible assets, net of accumulated amortization of $202,780 and $198,082	178,515	183,836
Goodwill	1,535,795	1,537,645

Total assets	$5,154,818	$5,140,757

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$666,650	$707,294
Billings in excess of costs and estimated earnings on uncompleted contracts	163,236	173,885

Total current liabilities	829,886	881,179
Deferred income taxes	227,692	225,050
Insurance and other non-current liabilities	266,419	262,612

Total liabilities	1,323,997	1,368,841

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 221,384,192 and 220,917,050 shares issued, and 209,440,854 and 209,270,586 shares outstanding	2	2
Exchangeable Shares, no par value, 3,500,000 and 3,909,110 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,298,026	3,287,086
Retained earnings	740,237	668,156
Accumulated other comprehensive income	710	14,453
Treasury stock, 11,943,338 and 11,646,464 common shares, at cost	(212,844)	(203,149)

Total stockholders’ equity	3,826,131	3,766,548
Noncontrolling interests	4,690	5,368

Total equity	3,830,821	3,771,916

Total liabilities and equity	$5,154,818	$5,140,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$1,585,710	$1,328,764
Cost of services (including depreciation)	1,347,437	1,142,700

Gross profit	238,273	186,064
Selling, general and administrative expenses	113,681	98,108
Amortization of intangible assets	5,301	9,165

Operating income	119,291	78,791
Interest expense	(502)	(575)
Interest income	522	408
Other income (expense), net	(513)	130

Income from continuing operations before income taxes	118,798	78,754
Provision for income taxes	41,941	28,669

Net income from continuing operations	76,857	50,085
Loss from discontinued operations, net of taxes	—	(91)

Net income	76,857	49,994
Less: Net income attributable to noncontrolling interests	4,776	4,287

Net income attributable to common stock	$72,081	$45,707

Amounts attributable to common stock:
Net income from continuing operations	$72,081	$45,798
Net loss from discontinued operations	—	(91)

Net income attributable to common stock	$72,081	$45,707

Earnings per share attributable to common stock—basic and diluted:
Continuing operations	$0.34	$0.22
Discontinued operations	—	—

Net income attributable to common stock	$0.34	$0.22

Shares used in computing earnings per share:
Weighted average basic shares outstanding	213,453	211,481

Weighted average diluted shares outstanding	213,512	211,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$76,857	$49,994
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0 and $0	(13,743)	11,318
Other, net of tax of $0 and $1	—	5

Other comprehensive income (loss)	(13,743)	11,323

Comprehensive income	63,114	61,317
Less: Comprehensive income attributable to noncontrolling interests	4,776	4,287

Total comprehensive income attributable to Quanta shareholders	$58,338	$57,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$76,857	$49,994
Loss from discontinued operations	—	91
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation	31,880	29,026
Amortization of intangible assets	5,301	9,165
Amortization of debt issuance costs	218	223
Amortization of deferred revenues	(2,505)	(2,586)
(Gain) loss on sale of property and equipment	(282)	137
Foreign currency (gain) loss	502	(273)
Provision for doubtful accounts	1,508	1,736
Deferred income tax provision (benefit)	(1,122)	4,988
Non-cash stock-based compensation	8,036	5,889
Tax impact of stock-based equity awards	—	(2,910)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	30,843	(38,591)
Costs and estimated earnings in excess of billings on uncompleted contracts	(65,030)	(103,391)
Inventories	497	3,202
Prepaid expenses and other current assets	13,548	6,868
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(47,634)	(45,535)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,504)	10,929
Other, net	2,019	(2,443)

Net cash provided by (used in) operating activities of continuing operations	44,132	(73,481)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,544	613
Additions of property and equipment	(57,637)	(31,868)
Cash paid for acquisitions, net of cash acquired	(977)	(41,904)
Investments in unconsolidated affiliates	(8,545)	(4,906)

Net cash used in investing activities of continuing operations	(65,615)	(78,065)

Cash Flows from Financing Activities:
Distributions to noncontrolling interests	(5,454)	(2,490)
Tax impact of stock-based equity awards	—	2,910
Exercise of stock options	497	479

Net cash provided by (used in) financing activities of continuing operations	(4,957)	899

Discontinued operations:
Net cash provided by operating activities	—	13,263
Net cash used in investing activities	—	(2,890)

Net cash provided by discontinued operations	—	10,373

Effect of foreign exchange rate changes on cash and cash equivalents	(1,642)	2,292
Net decrease in cash and cash equivalents	(28,082)	(137,982)
Cash and cash equivalents, beginning of period	394,701	315,349

Cash and cash equivalents, end of period	$366,619	$177,367

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(462)	$(356)
Income taxes paid	$(91,581)	$(47,594)
Income tax refunds	$6	$1,305

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

Acquisitions

In the first quarter of 2012, Quanta acquired three businesses, which included an electric power infrastructure services company and a natural gas and pipeline infrastructure services company based in the United States and one electric power infrastructure services company based in Canada. These businesses have been reflected in Quanta’s condensed consolidated financial statements as of their respective acquisition dates. The aggregate consideration for these acquisitions consisted of approximately $37.2 million in cash, 1,264,687 shares of Quanta common stock valued at approximately $24.8 million and the repayment of $5.1 million in debt. These acquisitions allow Quanta to expand its capabilities and scope of services internationally and in the United States. The financial results of these businesses are generally included in the corresponding segment.

In the second quarter of 2012, Quanta acquired an electric power infrastructure services company with operations primarily in the Southeastern United States. This business has been reflected in Quanta’s condensed consolidated financial statements as of April 12, 2012. The aggregate consideration for this acquisition consisted of approximately $20.3 million in cash, 662,426 shares of Quanta common stock valued at approximately $12.5 million and the repayment of $5.9 million in debt. This acquisition allows Quanta to expand its capabilities and scope of services in the United States. The financial results of this business are generally included in Quanta’s Electric Power Infrastructure Services segment.

In the first quarter of 2013, Quanta acquired an electric power infrastructure services company. The results of operations related to this acquisition are not material and have been reflected in Quanta’s condensed consolidated financial statements beginning as of the date of the acquisition.

Dispositions

On December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries to Dycom Industries, Inc. for net proceeds of approximately $265.0 million. Accordingly, Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for the 2012 period presented in the accompanying consolidated financial statements.

Summarized financial information for discontinued operations is shown below (in thousands):

Three Months Ended March 31, 2012
Revenues	$96,413

Income from discontinued operations before taxes	710
Provision for income taxes	(801)

Loss from discontinued operations, net of taxes	$(91)

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

Interim Condensed Consolidated Financial Information

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.

Reclassifications

Certain reclassifications have been made in prior years’ condensed consolidated balance sheet and segment disclosures to conform to classifications used in the current year.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $366.6 million and $394.7 million as of March 31, 2013 and December 31, 2012. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which are carried at fair value. At March 31, 2013 and December 31, 2012, cash equivalents were $189.8 million and $92.5 million, which consisted primarily of money market mutual funds and investment grade commercial paper and are discussed further in “Fair Value Measurements” below. As of March 31, 2013 and December 31, 2012, cash and cash equivalents held in domestic bank accounts were approximately $254.7 million and $254.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $111.9 million and $140.6 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of March 31, 2013 and December 31, 2012, Quanta had total allowances for doubtful accounts of approximately $5.4 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of March 31, 2013 and December 31, 2012 were approximately $192.3 million and $180.6 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of March 31, 2013 and December 31, 2012 were $29.3 million and $22.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At March 31, 2013 and December 31, 2012, the balances of unbilled receivables included in accounts receivable were approximately $144.3 million and $127.5 million.

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

Quanta has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If Quanta believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. Quanta can choose to perform the qualitative assessment on none, some or all of its reporting units. Quanta can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance, or a sustained decrease in share price, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of the reporting units.

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

Investments in entities of which Quanta is not the primary beneficiary, but over which Quanta has the ability to exercise significant influence, are accounted for using the equity method of accounting. Quanta’s share of net income or losses from unconsolidated equity investments is included in equity in earnings of unconsolidated affiliates in the consolidated statements of operations when applicable. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below the carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain an earnings capacity are evaluated in determining whether a loss in value should be recognized. Any impairment losses would be recognized in other expense. Equity method investments are carried at original cost and are included in other assets, net in the consolidated balance sheet and are adjusted for Quanta’s proportionate share of the investees’ income, losses and distributions.

Quanta holds an equity ownership interest of approximately 31% in Howard Midstream Energy Partners, LLC (HEP). HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. Quanta accounts for this investment using the equity method of accounting. During the first quarter of 2013, we invested an additional $8.5 million, along with other HEP members, to provide capital for planned midstream expansion projects. The carrying value of Quanta’s investment in HEP was approximately $99.0 million and $90.5 million at March 31, 2013 and December 31, 2012.

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

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2013 and December 31, 2012, Quanta had approximately $222.4 million and $205.0 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These contract price adjustments represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts.

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of March 31, 2013 and December 31, 2012, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $46.3 million and $46.4 million and are recognized as deferred revenue, with $37.1 million and $37.7 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at March 31, 2013 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2013	$65,836
2014	64,776
2015	42,392
2016	33,085
2017	24,975
Thereafter	128,314

Fixed non-cancelable minimum licensing revenues	$359,378

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

As of March 31, 2013, the total amount of unrecognized tax benefits relating to uncertain tax positions was $53.5 million, an increase from December 31, 2012 of $2.3 million. This increase in unrecognized tax benefits primarily relates to tax positions expected to be taken for 2013. Certain subsidiaries are under examination by various state and Canadian tax authorities for multiple periods. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.5 million as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations.

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

Stock-Based Compensation

Quanta recognizes compensation expense for restricted stock and restricted stock units (RSUs) to be settled in stock based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. The fair value of restricted stock awards and RSUs to be settled in stock is determined based on the number of shares or RSUs granted and the closing price of Quanta’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. Quanta uses historical data to estimate the forfeiture rate; however, these estimates are subject to change and may impact the value that will ultimately be realized as compensation expense. The resulting compensation expense from discretionary awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while compensation expense from performance-based awards is recognized using the graded vesting method over the requisite service period. Restricted stock awards and RSUs to be settled in stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock, RSUs to be settled in stock and stock options (excess tax benefit) are classified as financing cash flows.

Compensation expense associated with liability based awards such as RSUs that are expected to be settled in cash is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. RSUs to be settled in cash granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. RSUs to be settled in cash vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs to be settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value on the vesting date of one share of Quanta common stock, as specified in the applicable award agreement. Generally, RSUs granted to plan participants residing in the U.S. provide for settlement in shares of common stock, and RSUs granted to plan participants residing outside the U.S. provide for settlement in cash.

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

Litigation Costs and Reserves

Quanta records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Costs incurred for litigation are expensed as incurred. Further details are presented in Note 9.

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents are categorized as Level 1 assets at March 31, 2013 and December 31, 2012, as all values are based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

3.    NEW ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Pronouncements

On January 1, 2013, Quanta adopted an update that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. If, based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of its indefinite-lived intangible assets is less than their carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The adoption of this standard did not have a material effect on Quanta’s consolidated financial statements.

Accounting Standards Not Yet Adopted

There were no significant accounting pronouncements issued but not yet adopted as of March 31, 2013.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2012	$1,065,152	$137,703	$334,790	$1,537,645
Goodwill acquired during 2013	1,052	—	—	1,052
Foreign currency translation related to goodwill	(2,941)	39	—	(2,902)

Goodwill balance at March 31, 2013	$1,063,263	$137,742	$334,790	$1,535,795

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

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2012		Three Months Ended March 31, 2013			As of March 31, 2013
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$170,465	$(47,777)	$(2,804)	$483	$(727)	$119,640	10.9
Backlog	126,057	(119,068)	(1,104)	393	(14)	6,264	2.0
Trade names	32,559	(3,014)	(271)	—	(102)	29,172	27.0
Non-compete agreements	27,406	(20,706)	(589)	44	(67)	6,088	3.0
Patented rights and developed technology	20,931	(7,517)	(533)	—	(30)	12,851	6.7

Total intangible assets subject to amortization	377,418	(198,082)	(5,301)	920	(940)	174,015	12.7
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$381,918	$(198,082)	$(5,301)	$920	$(940)	$178,515	N/A

Amortization expense for intangible assets was $5.3 million and $9.2 million for the three months ended March 31, 2013 and 2012. The estimated future aggregate amortization expense of intangible assets as of March 31, 2013 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
Remainder of 2013	$15,161
2014	18,363
2015	15,961
2016	15,093
2017	14,110
Thereafter	95,327

Total	$174,015

5.    PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 are illustrated below (in thousands):

	Three Months Ended March 31,
	2013	2012
AMOUNTS ATTRIBUTABLE TO COMMON STOCK:
Net income from continuing operations	$72,081	$45,798
Net loss from discontinued operations	—	(91)

Net income attributable to common stock	$72,081	$45,707

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	213,453	211,481
Effect of dilutive stock options	59	111

Weighted average shares outstanding for diluted earnings per share	213,512	211,592

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. For the three months ended March 31, 2013 and 2012, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2013 and 2012.

6.    DEBT OBLIGATIONS:

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

As of March 31, 2013, Quanta had approximately $183.6 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $516.4 million was available for borrowings or issuing new letters of credit.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of March 31, 2013, Quanta was in compliance with all of the covenants in the credit agreement.

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

7.    EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with the acquisition of Valard on October 25, 2010, certain former owners of Valard received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights. During the quarter ended March 31, 2013, 409,110 exchangeable shares were exchanged for Quanta common stock.

Treasury Stock

Under the stock incentive plans described in Note 8, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs to be settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result, Quanta withheld 296,874 and 283,366 shares of Quanta common stock during the three months ended March 31, 2013 and 2012, with a total market value of $9.7 million and $6.0 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $4.8 million and $4.3 million for the three months ended March 31, 2013 and 2012. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $4.7 million and $5.4 million at March 31, 2013 and December 31, 2012. The carrying value of investments held by the noncontrolling interests in these variable interest entities at March 31, 2013 and December 31, 2012 was $4.7 million and $5.4 million. During the three months ended March 31, 2013 and 2012, distributions to noncontrolling interests were $5.5 million and $2.5 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the three months ended March 31, 2013 or 2012. See Note 9 for further disclosures related to Quanta’s joint venture arrangements.

8.    EQUITY-BASED COMPENSATION:

Stock Incentive Plans

On May 19, 2011, Quanta’s stockholders approved the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (the 2011 Plan). The 2011 Plan provides for the award of non-qualified stock options, incentive (qualified) stock options (ISOs), stock appreciation rights, restricted stock, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The purpose of the 2011 Plan is to provide participants with additional performance incentives by increasing their proprietary interest in Quanta. Employees, directors, officers, consultants or advisors of Quanta or its affiliates are eligible to participate in the 2011 Plan, as are prospective employees, directors, officers, consultants or advisors of Quanta who have agreed to serve Quanta in those capacities. An aggregate of 11,750,000 shares of Quanta common stock may be issued pursuant to awards granted under the 2011 Plan.

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

Restricted Stock and Restricted Stock Units To Be Settled in Common Stock

During the three months ended March 31, 2013 and 2012, Quanta granted 1.3 million and 1.1 million shares of restricted stock and RSUs to be settled in common stock under the Plans with a weighted average grant date fair value of $29.47 and $21.65. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders are entitled to vote and receive dividends on such shares.

During the three months ended March 31, 2013 and 2012, 0.9 million and 0.8 million shares of restricted stock vested, with an approximate fair value at the time of vesting of $24.3 million and $16.6 million.

As of March 31, 2013, there was approximately $45.2 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.30 years.

Restricted Stock Units To Be Settled in Cash

Certain RSUs granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. These RSUs to be settled in cash vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of these RSUs, the holders receive for each vested RSU an amount in cash equal to the fair market value on the vesting date of one share of Quanta common stock, as specified in the applicable award agreement. Generally, RSUs granted to plan participants residing in the U.S. provide for settlement in shares of common stock, and RSUs granted to plan participants residing outside the U.S. provide for settlement in cash.

Compensation expense related to RSUs to be settled in cash was $0.6 million and $0.4 million for the three months ended March 31, 2013 and 2012. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid $0.5 million and $0.3 million to settle liabilities related to RSUs in the three months ended March 31, 2013 and 2012. Liabilities recorded for the estimated earned value of the RSUs outstanding to be settled in cash were $0.9 million and $0.8 million at March 31, 2013 and December 31, 2012.

9.    COMMITMENTS AND CONTINGENCIES:

Investments in Affiliates and Other Entities

As described in Note 7, Quanta holds investments in certain joint ventures with third parties for the purpose of providing infrastructure services under certain customer contracts. Losses incurred by these joint ventures are shared equally by the joint venture members. However, each member of the joint venture is jointly and severally liable for all of the obligations of the joint venture under the contract with the customer and therefore can be liable for full performance of the contract with the customer. In circumstances where Quanta’s participation in a joint venture qualifies as a general partnership, the joint venture partners are jointly and severally liable for all of the obligations of the joint venture including obligations owed to the customer or any other person or entity. Quanta is not aware of circumstances that would lead to future claims against it for material amounts in connection with these joint and several liabilities.

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

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of March 31, 2013 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2013	$20,603
2014	21,498
2015	17,091
2016	13,583
2017	8,280
Thereafter	17,376

Total minimum lease payments	$98,431

Rent expense related to operating leases was approximately $24.3 million and $21.8 million for the three months ended March 31, 2013 and 2012.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At March 31, 2013, the maximum guaranteed residual value was approximately $239.0 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of March 31, 2013, Quanta estimates these committed capital expenditures to be approximately $32.9 million for the period April 1, 2013 through December 31, 2013, $2.9 million for 2014 and $0.4 million for 2015. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2013, production orders for approximately $20.5 million had been issued with delivery dates expected to occur throughout 2013. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, which will release Quanta from its capital commitment.

Litigation and Claims

Quanta is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, Quanta records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, Quanta discloses matters for which management believes a material loss is at least reasonably possible. Except as otherwise stated below, none of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

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

Quanta notified its insurers, and two insurers participated under a reservation of rights. Two other insurers also participated but did not state a position regarding coverage. In January 2013, Quanta and its subsidiary filed a lawsuit in Amador County seeking a declaration that the insurers have a duty at their respective levels to pay any damages resulting from the USDA claims. The parties attended mediation in January 2013. While a resolution was not reached at the mediation, the parties continued negotiating through the mediator. As a result of those continued negotiations, a settlement-in-principle was reached with the USDA, subject to approval by the United States Department of Justice, for an amount within Quanta’s available insurance coverages. However, should the terms of the settlement-in-principle fail to be agreed in writing by the parties and approved by the Department of Justice, these claims could result in a significant uninsured loss and a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

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

The arbitration hearings were completed during the third quarter of 2012, but no decision has been rendered. Mears also notified its insurers of the counterclaims, and although coverage was denied, Mears is continuing to pursue its insurers for coverage. Due to the nature of these claims, however, an adverse result in these proceedings could result in a significant uninsured loss that could have a material adverse effect on Quanta’s consolidated financial condition, results of operations and cash flows.

Concentrations of Credit Risk

Quanta is subject to concentrations of credit risk related primarily to its cash and cash equivalents and accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of Quanta’s cash investments are managed by what it believes to be high credit quality financial institutions. In accordance with Quanta’s investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what Quanta believes to be high quality investments, which consist primarily of interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although Quanta does not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income Quanta receives from these investments. In addition, Quanta grants credit under normal payment terms, generally without collateral, to its customers, which include electric power, natural gas and oil pipeline companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, Quanta is subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, Quanta generally has certain statutory lien rights with respect to services provided. Historically, some of Quanta’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose Quanta to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services Quanta has performed. As of March 31 2013, two customers accounted for approximately 19% and 11% of consolidated billed and accrued accounts receivable. As of December 31, 2012, two customers accounted for approximately 16% and 11% of consolidated billed and accrued accounts receivable. Substantially all of the balance for the customer with 11% of consolidated billed and accrued accounts receivable as of March 31, 2013 and December 31, 2012 relates to one contract and is comprised primarily of certain contract change orders for which the customer acceptance process is ongoing. The services provided to these customers with billed and accrued accounts receivable balances greater than 10% of the consolidated balance relate primarily to Quanta’s Electric Power Infrastructure Services segment. For the three months ended March 31, 2013, one customer accounted for approximately 14% of consolidated revenues. The services provided to this customer relate primarily to Quanta’s Electric Power Infrastructure Services segment. No other customers represented 10% or more of revenues for the three months ended March 31, 2013 and 2012 or of billed and accrued accounts receivable as of March 31, 2013 and December 31, 2012.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2013 and December 31, 2012, the gross amount accrued for insurance claims totaled $167.9 million and $160.8 million, with $125.7 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2013 and December 31, 2012 were $22.4 million and $22.2 million, of which $2.2 million and $2.3 million are included in prepaid expenses and other current assets and $20.2 million and $19.9 million are included in other assets, net.

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

As of March 31, 2013, Quanta had $183.6 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013 and 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2013, the total amount of outstanding performance bonds was approximately $2.12 billion, and the estimated cost to complete these bonded projects was approximately $500.3 million.

Quanta, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses. Quanta is not aware of any material obligations for performance or payment asserted against it under any of these guarantees.

Employment Agreements

Quanta has various employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of Quanta. Quanta may be obligated to pay certain amounts to such employees upon the occurrence of any of the defined events in the various employment agreements.

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

The Pension Protection Act of 2006 (PPA) also added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. Certain plans to which Quanta contributes or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds, if any, that Quanta may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2013, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

10.    SEGMENT INFORMATION:

Quanta presents its operations under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally based on the broad end-user markets for Quanta’s services. See Note 1 for additional information regarding Quanta’s reportable segments.

Quanta’s segment results are derived from the types of services provided across its operating units in each of the end user markets described above. Quanta’s entrepreneurial business model allows each of its operating units to serve the same or similar customers and to provide a range of services across end user markets. Quanta’s operating units are organized into one of three internal divisions, namely, the electric power division, natural gas and pipeline division and fiber optic licensing division. These internal divisions are closely aligned with the reportable segments described above based on their operating units’ predominant type of work.

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

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Electric Power	$1,180,983	$932,213
Natural Gas and Pipeline	358,932	356,967
Fiber Optic Licensing and Other	45,795	39,584

Consolidated	$1,585,710	$1,328,764

Operating income (loss):
Electric Power	$132,550	$114,214
Natural Gas and Pipeline	10,357	(10,535)
Fiber Optic Licensing and Other	16,883	14,540
Corporate and non-allocated costs	(40,499)	(39,428)

Consolidated	$119,291	$78,791

Depreciation:
Electric Power	$14,923	$13,368
Natural Gas and Pipeline	11,265	10,356
Fiber Optic Licensing and Other	4,051	3,675
Corporate and non-allocated costs	1,641	1,627

Consolidated	$31,880	$29,026

Separate measures of Quanta’s assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by management to evaluate segment performance. Quanta’s fixed assets, including operating machinery, equipment and vehicles, as well as office equipment, buildings and leasehold improvements, which are held at the operating unit level, are used on an interchangeable basis across its reportable segments. As such, for reporting purposes, total depreciation expense is allocated each quarter among Quanta’s reportable segments based on the ratio of each reportable segment’s revenue contribution to consolidated revenues.

Foreign Operations

During the three months ended March 31, 2013 and 2012, Quanta derived $299.2 million and $249.8 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 96% was earned in Canada during each of the three months ended March 31, 2013 and 2012. In addition, Quanta held property and equipment of $156.5 million and $151.9 million in foreign countries, primarily Canada, as of March 31, 2013 and December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 1, 2013 and is available on the SEC’s website at www.sec.gov and on our website, which is www.quantaservices.com. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified under the headings “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the three months ended March 31, 2013 were approximately $1.59 billion, of which 74.5% was attributable to the Electric Power Infrastructure Services segment, 22.6% to the Natural Gas and Pipeline Infrastructure Services segment and 2.9% to the Fiber Optic Licensing and Other segment.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of our market strategies. These classifications of our operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Our operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of infrastructure services under a single customer contract or provide services across industries — for example, joint trenching projects to install distribution lines for electric power and natural gas customers. Our integrated operations and common administrative support at each of our operating units requires that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses including depreciation, and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

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

In the first quarter of 2013, we acquired an electric power infrastructure services company. The results of operations related to this acquisition are not material and have been reflected in Quanta’s condensed consolidated financial statements beginning as of the date of the acquisition.

During 2011 and 2012, we acquired an equity ownership interest of approximately 31% in Howard Midstream Energy Partners, LLC (HEP). HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We account for this investment using the equity method of accounting. During the first quarter of 2013, we invested an additional $8.5 million, along with other HEP members, to provide capital for planned midstream expansion projects. The carrying value of Quanta’s investment in HEP was approximately $99.0 million and $90.5 million at March 31, 2013 and December 31, 2012.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog includes estimates of revenues to be realized under long-term maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under long-term maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. The following tables present our total backlog by reportable segment as of March 31, 2013 and December 31, 2012, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of March 31, 2013		Backlog as of December 31, 2012
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,766,346	$4,836,707	$2,864,870	$4,918,178
Natural Gas and Pipeline Infrastructure Services	918,777	1,659,040	797,044	1,566,316
Fiber Optic Licensing and Other	137,608	544,256	145,039	502,523

Total	$3,822,731	$7,040,003	$3,806,953	$6,987,017

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

Seasonality; Fluctuations of Results; Economic Conditions

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project timing and schedules, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions can cause delays on projects. In addition, many of our customers develop their capital budgets for the coming year during the first quarter and do not begin infrastructure projects in a meaningful way until their capital budgets are finalized. Second quarter revenues are typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. Third quarter revenues are typically the highest of the year, as a greater number of projects are underway, and weather is more accommodating. Generally, revenues during the fourth quarter of the year are lower than the third quarter but higher than the second quarter. Many projects are completed in the fourth quarter, and revenues are often impacted positively by customers seeking to spend their capital budgets before the end of the year; however, the holiday season and inclement weather can sometimes cause delays, reducing revenues and increasing costs. Any quarter may be positively or negatively affected by atypical weather patterns in a given part of the country, such as severe weather, excessive rainfall or warmer winter weather, making it difficult to predict these variations and their effect on particular projects quarter to quarter. The timing of project awards and unanticipated changes in project schedules as a result of delays or accelerations can also create variations in the level of operating activity from quarter to quarter.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations of the telecommunications subsidiaries disposed of on December 3, 2012 have been reclassified from continuing operations to loss from discontinued operations for the three months ended March 31, 2012. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended March 31,
	2013		2012
Revenues	$1,585,710	100.0%	$1,328,764	100.0%
Cost of services (including depreciation)	1,347,437	85.0	1,142,700	86.0

Gross profit	238,273	15.0	186,064	14.0
Selling, general and administrative expenses	113,681	7.2	98,108	7.4
Amortization of intangible assets	5,301	0.3	9,165	0.7

Operating income	119,291	7.5	78,791	5.9
Interest expense	(502)	—	(575)	—
Interest income	522	—	408	—
Other income (expense), net	(513)	—	130	—

Income from continuing operations before income taxes	118,798	7.5	78,754	5.9
Provision for income taxes	41,941	2.7	28,669	2.2

Net income from continuing operations	76,857	4.8	50,085	3.7
Loss from discontinued operations, net of taxes	—	—	(91)	—

Net income	76,857	4.8	49,994	3.7
Less: Net income attributable to noncontrolling interests	4,776	0.3	4,287	0.3

Net income attributable to common stock	$72,081	4.5%	$45,707	3.4%

Amounts attributable to common stock:
Net income from continuing operations	$72,081	4.5%	$45,798	3.4%
Net loss from discontinued operations	—	—	(91)	—

Net income attributable to common stock	$72,081	4.5%	$45,707	3.4%

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Consolidated Results

Revenues. Revenues increased $256.9 million, or 19.3%, to $1.59 billion for the three months ended March 31, 2013. This increase was primarily due to higher revenues from electric power infrastructure services projects which increased $248.8 million, or 26.7%, to $1.18 billion primarily as a result of increases in capital spending by our customers. Also contributing to this increase were additional revenues from natural gas and pipeline infrastructure services which increased $2.0 million, or 0.6%, and revenues from fiber optic licensing and other services which increased $6.2 million, or 15.7%, from the three months ended March 31, 2012. Revenues from emergency restoration services were relatively consistent between periods with approximately $33.4 million occurring in the first quarter of 2013 and approximately $32.0 million occurring in the first quarter of 2012. Emergency restoration service revenues in both periods resulted primarily from winter storms in various regions of the United States.

Gross profit. Gross profit increased $52.2 million, or 28.1%, to $238.3 million for the three months ended March 31, 2013. This increase was primarily due to the impact of higher revenues earned from electric power infrastructure services during the current period as well as from higher profits earned from the Natural Gas and Pipeline Infrastructure Services segment during the current period. Gross profit as a percentage of revenues increased to 15.0% for the three months ended March 31, 2013 from 14.0% for the three months ended March 31, 2012. This increase in gross margin was primarily as a result of overall performance improvements in the Natural Gas and Pipeline Infrastructure Services segment during the three months ended March 31, 2013 as compared to the losses incurred during the three months ended March 31, 2012, which also improved this segment’s ability to cover fixed operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $15.6 million, or 15.9%, to $113.7 million for the three months ended March 31, 2013. The increase was primarily attributable to approximately $11.6 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability. Also contributing to the overall increase was approximately $1.3 million in higher costs associated with various development initiatives. Selling, general and administrative expenses as a percentage of revenues decreased from 7.4% for the three months ended March 31, 2012 to 7.2% for the three months ended March 31, 2013 primarily due to the impact of higher overall revenues described above.

Amortization of intangible assets. Amortization of intangible assets decreased $3.9 million to $5.3 million for the three months ended March 31, 2013. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with a business acquired during the second quarter of 2012.

Interest expense. Interest expense decreased $0.1 million to $0.5 million for the three months ended March 31, 2013.

Interest income. Interest income was $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012. The slight increase is due to higher average cash balances during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, the impact of which was partially offset by lower interest rates.

Provision for income taxes. The provision for income taxes was $41.9 million for the three months ended March 31, 2013, with an effective tax rate of 35.3%. The provision for income taxes was $28.7 million for the three months ended March 31, 2012, with an effective tax rate of 36.4%. The lower annual estimated effective tax rate for the three months ended March 31, 2013 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are taxed at lower statutory rates.

Segment Results

The following table sets forth segment revenues and segment operating income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	(Dollars in thousands)
Revenues:
Electric Power	$1,180,983	74.5%	$932,213	70.1%
Natural Gas and Pipeline	358,932	22.6	356,967	26.9
Fiber Optic Licensing and Other	45,795	2.9	39,584	3.0

Consolidated revenues from external customers	$1,585,710	100.0%	$1,328,764	100.0%

Operating income (loss):
Electric Power	$132,550	11.2%	$114,214	12.3%
Natural Gas and Pipeline	10,357	2.9	(10,535)	(3.0)
Fiber Optic Licensing and Other	16,883	36.9	14,540	36.7
Corporate and non-allocated costs	(40,499)	N/A	(39,428)	N/A

Consolidated operating income	$119,291	7.5%	$78,791	5.9%

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $248.8 million, or 26.7%, to $1.18 billion for the three months ended March 31, 2013. Revenues were positively impacted by increased activity in electric power transmission and distribution projects, which resulted primarily from increased capital spending by our customers. Revenues were also positively impacted by the timing of production on certain renewable energy projects.

Operating income increased $18.3 million, or 16.1%, to $132.6 million for the three months ended March 31, 2013. The increase in operating income was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues decreased to 11.2% for the quarter ended March 31, 2013 from 12.3% for the quarter ended March 31, 2012. The decrease in operating margin was primarily due to lower margins earned on certain major transmission projects that were ongoing during the first quarter of 2013 as compared to those ongoing during the first quarter of 2012. Operating margins for the quarter ended March 31, 2012 were positively impacted by favorable winter weather conditions, which contributed to better production on certain electric power projects.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $2.0 million, or 0.6%, to $358.9 million for the three months ended March 31, 2013. Revenues in the first quarter of 2013 from mainline gas pipeline services and from gas distribution services occurred at similar levels when compared to the first quarter of 2012, with revenues from gas distribution services being positively impacted by increased spending by our customers in certain areas of the United States.

Operating income increased $20.9 million to $10.4 million for the quarter ended March 31, 2013 from an operating loss of $10.5 million for the quarter ended March 31, 2012. Operating income as a percentage of segment revenues increased to 2.9% for the quarter ended March 31, 2013 from a negative 3.0% for the quarter ended March 31, 2012. The operating loss for the quarter ended March 31, 2012 was primarily due to increased project costs as a result of performance issues caused by adverse weather conditions on certain projects which did not recur to the same extent during the quarter ended March 31, 2013.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment increased $6.2 million, or 15.7%, to $45.8 million for the three months ended March 31, 2013. This increase in revenues was primarily due to the volume of work associated with the installation of a statewide fiber optic network in Pennsylvania and from increases in revenues from licensing the right to use point-to-point fiber optic telecommunications facilities as a result of our continued network expansion activities.

Operating income increased $2.3 million, or 16.1%, to $16.9 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to the revenue increases described above. Operating income as a percentage of segment revenues for the quarter ended March 31, 2013 remained relatively constant at 36.9% compared to 36.7% for the quarter ended March 31, 2012.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended March 31, 2013 increased $1.1 million to $40.5 million. This increase was primarily as a result of a $5.0 million increase in various overhead expenses, the largest of which was $2.6 million in higher salary and incentive compensation costs associated with current levels of operating activity and profitability. These increases were partially offset by reduced amortization expense of $3.9 million from previously acquired intangible assets that became fully amortized.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $366.6 million as of March 31, 2013. As of March 31, 2013 and December 31, 2012, cash and cash equivalents in domestic bank accounts were approximately $254.7 million and $254.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $111.9 million and $140.6 million. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $210 million to $225 million for 2013, of which we spent approximately $57.6 million through March 31, 2013. Approximately $35 million to $45 million of the expected 2013 capital expenditures are targeted for the expansion of our fiber optic networks.

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

Management continues to monitor the financial markets and general national and global economic conditions. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. We were in compliance with our covenants under our credit facility at March 31, 2013. Accordingly, we do not anticipate that any weakness in the capital markets will have a material impact on the principal amounts of our cash investments or our ability to rely upon our credit facility for funds. To date, we have experienced no loss of or lack of access to our cash or cash equivalents or funds under our credit facility; however, we can provide no assurances that access to our invested cash and cash equivalents or availability under our credit facility will not be impacted in the future by adverse conditions in the financial markets.

Sources and Uses of Cash

As of March 31, 2013, we had cash and cash equivalents of $366.6 million and working capital of $1.36 billion. We also had $183.6 million of letters of credit outstanding and no revolving loans outstanding under our credit facility, with $516.4 million available for borrowing or issuing new letters of credit under our credit facility.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs, in particular on larger projects, due to the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital assets are typically converted to cash during the winter months; however, these seasonal trends can be offset by changes in the timing of major projects and other economic factors that may affect customer spending.

Operating activities from continuing operations provided net cash to us of $44.1 million during the three months ended March 31, 2013 as compared to $73.5 million net cash used by us during the three months ended March 31, 2012. The positive cash flow provided by operating activities during the three months ended March 31, 2013 was primarily a result of collections on receivables during the first quarter of 2013 attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 as compared to the fourth quarter of 2011.

Investing Activities

During the three months ended March 31, 2013, we used net cash in investing activities from continuing operations of $65.6 million as compared to $78.1 million in the three months ended March 31, 2012. Investing activities from continuing operations in the first quarter of 2013 included $57.6 million used for capital expenditures, $8.5 million used for additional investments in unconsolidated affiliates and $1.0 million used in connection with acquisitions, partially offset by $1.5 million of proceeds from the sale of equipment. Investing activities from continuing operations in the first quarter of 2012 included $41.9 million used in connection with acquisitions, $31.9 million used for capital expenditures and $4.9 million used for additional investments in unconsolidated affiliates, partially offset by $0.6 million of proceeds from the sale of equipment. Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended March 31, 2013, net cash used by financing activities was $5.0 million as compared to $0.9 million provided by financing activities in the three months ended March 31, 2012. Financing activities in the first quarters of 2013 and 2012 included $5.5 million and $2.5 million of cash payments to noncontrolling interests as distributions of joint venture profits. Additionally, the first quarter of 2012 included the positive impact of $2.9 million related to the tax impact of stock-based equity awards.

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

As of March 31, 2013, we had approximately $183.6 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $516.4 million was available for borrowings or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of March 31, 2013, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2013, the maximum guaranteed residual value was approximately $239.0 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of March 31, 2013, we had $183.6 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013 and 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2013, the total amount of outstanding performance bonds was approximately $2.12 billion, and the estimated cost to complete these bonded projects was approximately $500.3 million.

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

Contractual Obligations

As of March 31, 2013, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$98,431	$20,603	$21,498	$17,091	$13,583	$8,280	$17,376
Equipment purchase commitments	20,478	20,478	—	—	—	—	—
Capital commitment related to investment in unconsolidated affiliates	8,333	8,333	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	36,073	32,850	2,873	350	—	—	—

Total	$163,315	$82,264	$24,371	$17,441	$13,583	$8,280	$17,376

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of March 31, 2013, production orders for approximately $20.5 million had been issued with delivery dates expected to occur throughout 2013. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment. The capital commitment related to investment in unconsolidated affiliates refers to a capital commitment with HEP for the planned midstream expansion projects and is expected to be funded in the second quarter of 2013.

As of March 31, 2013, the total unrecognized tax benefits related to uncertain tax positions was $53.5 million. Although the Internal Revenue Service completed its examination related to calendar year 2009 during 2012, certain of our subsidiaries remain under examination by various state and Canadian tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statutes of limitations or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.5 million due to the expiration of certain statutes of limitations or settlements of the audits.

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

We expect to receive a formal assessment of the partial withdrawal liability from the Central States Plan and may seek to challenge and further negotiate the assessment at that time. As a result, the final partial withdrawal liability cannot yet be determined with certainty and could be materially higher or lower than the charges we have recognized. Following the formal assessment, we will be required to pay the assessed amount over a period of years, although the number of years is not certain and we may also negotiate a lump-sum payment. As a result of these various factors, the estimated partial withdrawal liability of $32.6 million has not been included in the Contractual Obligations table. For additional information regarding the partial withdrawal liability, see Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of March 31, 2013 and December 31, 2012, the gross amount accrued for insurance claims totaled $167.9 million and $160.8 million, with $125.7 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of March 31, 2013 and December 31, 2012 were $22.4 million and $22.2 million, of which $2.2 million and $2.3 million are included in prepaid expenses and other current assets and $20.2 million and $19.9 million are included in other assets, net.

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

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amount of these investments is subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power, natural gas and oil pipeline companies, governmental entities, general contractors, and builders, owners and managers of commercial and industrial properties located primarily in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada, which may be heightened as a result of uncertain economic and financial market conditions that have existed in recent years. However, we generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of billed and unbilled receivables and costs and estimated earnings in excess of billings on uncompleted contracts for services we have performed. As of March 31 2013, two customers accounted for approximately 19% and 11% of consolidated billed and accrued accounts receivable. As of December 31, 2012, two customers accounted for approximately 16% and 11% of consolidated billed and accrued accounts receivable. Substantially all of the balance for the customer with 11% of consolidated billed and accrued accounts receivable as of March 31, 2013 and December 31, 2012 relates to one contract and is comprised primarily of certain contract change orders for which the customer acceptance process is ongoing. The services provided to these customers, with billed and accrued accounts receivable balances greater than 10% of the consolidated balance, relate primarily to our Electric Power Infrastructure Services segment. For the three months ended March 31, 2013, one customer accounted for approximately 14% of consolidated revenues. The services provided to this customer relate primarily to Quanta’s Electric Power Infrastructure Services segment. No other customers represented 10% or more of revenues for the three months ended March 31, 2013 and 2012 or of billed and accrued accounts receivable as of March 31, 2013 and December 31, 2012.

Litigation and Claims

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements” for additional information regarding litigation and claims.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically take the form of facility leases with prior owners of certain acquired companies.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements.

On January 1, 2013, we adopted an update that gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that its indefinite-lived intangible assets are impaired. If, based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of its indefinite-lived intangible assets is less than their carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted.

There were no significant accounting pronouncements issued but not yet adopted as of March 31, 2013.

Outlook

We currently see growth opportunities across all the industries we serve. However, we and our customers continue to operate in a difficult business environment, with gradual improvement in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our long-term opportunities.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion, and new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or planned to occur. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from these facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation (NERC) and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create strong opportunities for our transmission infrastructure services.

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years, resulting in a continued shift over the near- and long-term in our electric power services mix to a greater proportion of high-voltage electric power transmission and substation projects. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout 2013 and into 2014.

The economic feasibility of renewable energy projects, and therefore, the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs in the future. Although we see additional developments of renewable energy projects, primarily utility-scale solar facilities which could create increased opportunities for our engineering, procurement and construction services, we believe there is some uncertainty with these projects advancing towards award and construction.

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

Several industry and market trends are also prompting customers in the electric power industry to seek outsourcing partners. These trends include an aging utility workforce, increasing costs and labor availability issues. We believe the economic recession in the United States slowed employee retirements by many utility workers, causing the growth trend in outsourcing to temporarily pause. As the economy and financial markets continue to recover, we believe utility employee retirements could return to normal levels, which should result in an increase in outsourcing opportunities. The need to ensure available labor resources for larger projects also drives strategic relationships with customers.

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

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale developments to refineries and other demand centers. These projects are still developing and have not yet materialized into contract awards to the pipeline construction industry. While there is risk that these projects will not occur, we are encouraged by these proposed mainline pipe development plans, which could create an improved and favorable mainline pipe market in late 2013 and 2014 for us and the industry. We believe we will gain more visibility into this evolving dynamic during the remainder of 2013.

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

Over the past several years, our natural gas and pipeline infrastructure operations have been challenged, in part by lower margins in connection with our natural gas distribution services, which were significantly affected by the economic downturn. To improve our ability to be competitive and to generate improved margins from natural gas distribution projects, we restructured our natural gas distribution operations in 2011 to better align our cost structure to the competitive environment, which has resulted in improved margins in these operations. We believe margins on natural gas distribution projects will continue to improve over time.

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

We are benefiting from utilities’ increased spending on projects to upgrade and expand their electric power transmission infrastructure to improve system reliability and to deliver renewable electricity from new generation sources to demand centers. Favorable industry legislation is also creating incentives and a positive environment for utilities to invest in their electrical infrastructure, in particular for transmission infrastructure. Additional environmental regulations concerning fossil fuel power generation emissions create opportunities for transmission lines to be updated, rebuilt or replaced due to “coal to gas” facility replacements. We also expect utilities to outsource more of their work to companies like us, due in part to their aging workforce issues. We believe that we remain the partner of choice for many utilities in need of broad infrastructure expertise, specialty equipment and workforce resources.

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

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the recent recession. Demand for our electric distribution services has increased over the past two years as the economy has stabilized and spending on maintenance to improve reliability has somewhat returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. We expect recovery in gas distribution spending to be driven primarily by improving economic conditions, as well as increased maintenance needs from more stringent reliability regulations.

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

Capital expenditures for 2013 are expected to be between $210 million to $225 million, of which approximately $35 million to $45 million of these expenditures are targeted for fiber optic network expansion, with the majority of the remaining expenditures for operating equipment. We expect 2013 capital expenditures to be funded substantially through internal cash flows, cash on hand and borrowings under our credit facility.

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

•	Our ability to attract skilled labor and retain key personnel and qualified employees;

•	The potential shortage of skilled employees;

•	Our dependence on fixed price contracts and the potential to incur losses with respect to these contracts;

•	Estimates relating to our use of percentage-of-completion accounting;

•	Adverse impacts from weather;

•	Our ability to generate internal growth;

•	Competition in our business, including our ability to effectively compete for new projects and market share;

•	Potential failure of renewable energy initiatives, the economic stimulus package or other existing or potential legislative actions to result in increased demand for our services;

•	Liabilities associated with multi-employer pension plans, including underfunding of liabilities and termination or withdrawal liabilities;

•	The possibility of an increase in the liability associated with our partial withdrawal in the fourth quarter of 2011 from a multi-employer pension plan;

•	Liabilities for claims that are self-insured or not insured;

•	Unexpected costs or liabilities that may arise from lawsuits or indemnity claims asserted against us;

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

•

Risks associated with operating in international markets, including instability of foreign governments, currency fluctuations, tax and investment strategies and compliance with the laws of foreign jurisdictions, as well as the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery and anti-corruption laws;

•	Our ability to successfully identify, complete, integrate and realize synergies from acquisitions;

•

The potential adverse impact resulting from uncertainty surrounding acquisitions, including the ability to retain key personnel from the acquired businesses and the potential increase in risks already existing in our operations;

•	The adverse impact of impairments of goodwill and other intangible assets or investments;

•	Our growth outpacing our decentralized management and infrastructure;

•	Requirements relating to governmental regulation and changes thereto;

•	Inability to enforce our intellectual property rights or the obsolescence of such rights;

•	Risks related to the implementation of an information technology solution;

•	The impact of our unionized workforce on our operations, including labor stoppages or interruptions due to strikes or lockouts;

•	Potential liabilities relating to occupational health and safety matters;

•	Our dependence on suppliers, subcontractors and equipment manufacturers;

•	Risks associated with our fiber optic licensing business, including regulatory and tax changes and the potential inability to realize a return on our capital investments;

•	Beliefs and assumptions about the collectability of receivables;

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

•

The other risks and uncertainties as are described elsewhere herein and under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and as may be detailed from time to time in our other public filings with the SEC.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and currency exchange rates in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk, interest rates and currency exchange rates.

Credit Risk. We are subject to concentrations of credit risk related to our cash and cash equivalents and our accounts receivable, including amounts related to unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include interest-bearing demand deposits, money market mutual funds and investment grade commercial paper with original maturities of three months or less. Although we do not currently believe the principal amounts of these investments are subject to any material risk of loss, changes in economic conditions could impact the interest income we receive from these investments. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts is limited because of the diversity of our customers. We perform ongoing credit risk assessments of our customers and financial institutions, and in some cases, we obtain collateral or other security from our customers.

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk. Although we had credit facility borrowings outstanding at various times in 2012 which exposed us to interest rate risk, there were no credit facility borrowings outstanding as of or for the three months ended March 31, 2013.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at March 31, 2013.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Litigation and Claims in Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in this Item 1 of Part II, for additional information regarding legal proceedings.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report). An investment in our common stock or other equity securities involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our 2012 Annual Report. The matters specifically identified are not the only risks and uncertainties we face, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 11, 2013, we issued 36,798 shares of common stock in partial consideration for the acquisition of a consulting business. On March 26, 2013, we issued 409,110 shares of common stock to two former owners of Valard in exchange for exchangeable shares of one of our Canadian subsidiaries. All of such shares of common stock were issued in reliance upon the exemption from registration provide by Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), as the shares were issued to the former owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2013	—		$—	—
February 1-28, 2013	296,786	(1)	$28.04	—
March 1-31, 2013	88	(1)	$29.43	—

Total	296,874			—	$—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

10.1+	—	2013 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.2+	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.3+*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan

10.4+*	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form

10.5+*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan

10.6+	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.7+*	—	Director Compensation Summary effective as of 2013 Annual Meeting of the Board of Directors

10.8+*	—	Employment Agreement dated effective March 6, 2013 by and between Quanta Services, Inc. and Gérard J. Sonnier

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document

101 SCH*		XBRL Taxonomy Extension Schema Document

101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*		XBRL Taxonomy Extension Label Linkbase Document

101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 8, 2013

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

10.1+	—	2013 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.2+	—	Form of Restricted Stock Unit Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 8, 2013 and incorporated herein by reference)

10.3+*	—	Form of Restricted Stock Unit Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan

10.4+*	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form

10.5+*	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan

10.6+	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.7+*	—	Director Compensation Summary effective as of 2013 Annual Meeting of the Board of Directors

10.8+*	—	Employment Agreement dated effective March 6, 2013 by and between Quanta Services, Inc. and Gérard J. Sonnier

31.1*	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS*		XBRL Instance Document

101 SCH*		XBRL Taxonomy Extension Schema Document

101 CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*		XBRL Taxonomy Extension Label Linkbase Document

101 PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF*		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith