Form 10-K/A
period 2012-12-31
QUANTA SERVICES INC
filed 2013-05-31
CIK 1050915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Original Filing”). We are filing this Amendment solely for the purpose of filing an amended Report of Independent Registered Public Accounting Firm to include a reference to the consolidated statements of comprehensive income, which was inadvertently omitted. Part IV is also being amended to add as exhibits a new auditor consent and new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quanta Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and equity, present fairly, in all material respects, the financial position of Quanta Services, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

The following financial statements, schedules and exhibits are filed as part of this Report:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 1 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.9*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.10*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

Exhibit No.		Description

10.11*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.12*	—	Employment Agreement dated December 20, 2012, effective as of January 1, 2012, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.13*	—	Employment Agreement dated as of March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.14*	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.15*	—	2012 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2012 and incorporated herein by reference)

10.16*	—	Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (No. 001-13831) filed May 9, 2012 and incorporated herein by reference)

10.17*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.18*ˆ	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Kenneth W. Trawick

10.19*ˆ	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.20*ˆ	—	Consulting Agreement dated effective December 4, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.21	—	Second Amended and Restated Credit Agreement dated as of August 2, 2011, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.22	—	Second Amended and Restated Security Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.23	—	Second Amended and Restated Pledge Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.24	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

Exhibit No.		Description

10.25	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.26	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.27	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.28	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.29	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

10.30	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

10.31	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.32ˆ	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein

10.33	—	Support Agreement dated as of October 25, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., and certain stockholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)

21.1ˆ	—	Subsidiaries

23.1#	—	Consent of PricewaterhouseCoopers LLP

31.1#	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1&	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSˆ		XBRL Instance Document.

101.SCHˆ		XBRL Taxonomy Extension Schema Document.

101.CALˆ		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LABˆ		XBRL Taxonomy Extension Label Linkbase Document.

101.PREˆ		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEFˆ		XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with the Original Filing.
#	Filed with this Amendment.
&	Furnished with this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quanta Services, Inc. has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 31, 2013.

QUANTA SERVICES, INC.

By:	/S/ JAMES F. O’NEIL III
James F. O’Neil III
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated as of November 19, 2012, among Quanta Services, Inc., Infrasource FI LLC, Dycom Industries, Inc. and PBG Acquisition III, LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

4.1	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/Amendment No. 2 (No. 333-42957) filed February 9, 1998 and incorporated herein by reference)

10.1*	—	Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.2*	—	Amendment No. 1 to the Quanta Services, Inc. 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed November 21, 2012 and incorporated herein by reference)

10.3*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.4*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2007 Stock Incentive Plan (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed May 29, 2007 and incorporated herein by reference)

10.5*	—	InfraSource Services, Inc. 2003 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.5 to InfraSource Services’ Registration Statement on Form S-1 (Registration No. 333-112375) filed January 30, 2004 and incorporated herein by reference)

10.6*	—	InfraSource Services, Inc. 2004 Omnibus Stock Incentive Plan, as amended (previously filed as Exhibit 10.1 to InfraSource Services’ Form 8-K (Registration No. 001-32164) filed November 14, 2006 and incorporated herein by reference)

10.7*	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.8*	—	Form of Restricted Stock Agreement for awards to employees/consultants pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.12 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

10.9*	—	Form of Restricted Stock Agreement for awards to non-employee directors pursuant to the 2011 Omnibus Equity Incentive Plan accommodating electronic acceptance (previously filed as Exhibit 10.13 to the Company’s Form 10-K (No. 001-13831) filed February 29, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.10*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and John R. Colson (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.11*	—	Employment Agreement dated March 24, 2011, effective as of May 19, 2011, by and between Quanta Services, Inc. and James F. O’Neil III (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 25, 2011 and incorporated herein by reference)

10.12*	—	Employment Agreement dated December 20, 2012, effective as of January 1, 2012, by and between Quanta Services, Inc. and Earl C. Austin, Jr. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed December 21, 2012 and incorporated herein by reference)

10.13*	—	Employment Agreement dated as of March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and James H. Haddox (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.14*	—	Employment Agreement dated March 29, 2012, effective as of May 17, 2012, by and between Quanta Services, Inc. and Derrick A. Jensen (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed April 2, 2012 and incorporated herein by reference)

10.15*	—	2012 Incentive Bonus Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 7, 2012 and incorporated herein by reference)

10.16*	—	Director Compensation Summary effective as of the 2012 Annual Meeting of the Board of Directors (previously filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (No. 001-13831) filed May 9, 2012 and incorporated herein by reference)

10.17*	—	Form of Amended and Restated Indemnity Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed January 31, 2012 and incorporated herein by reference)

10.18*ˆ	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Kenneth W. Trawick

10.19*ˆ	—	Letter Agreement dated November 19, 2012, effective as of December 3, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.20*ˆ	—	Consulting Agreement dated effective December 4, 2012, by and between Quanta Services, Inc. and Darren B. Miller

10.21	—	Second Amended and Restated Credit Agreement dated as of August 2, 2011, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.22	—	Second Amended and Restated Security Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Debtors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.2 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

10.23	—	Second Amended and Restated Pledge Agreement dated as of August 2, 2011, among Quanta Services, Inc., the other Pledgors identified therein, and Bank of America, N.A., as Administrative Agent for the ratable benefit of the Secured Parties (previously filed as Exhibit 99.3 to the Company’s Form 8-K (No. 001-13831) filed August 8, 2011 and incorporated herein by reference)

Exhibit No.		Description

10.24	—	Assignment and Assumption Agreement dated as of August 30, 2007, by and between InfraSource Services, Inc. and Quanta Services, Inc. (previously filed as Exhibit 10.3 to Quanta’s Form 8-K (001-13831) filed September 6, 2007 and incorporated herein by reference)

10.25	—	Underwriting, Continuing Indemnity and Security Agreement dated as of March 14, 2005 by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein, in favor of Federal Insurance Company (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.26	—	Intercreditor Agreement dated March 14, 2005 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein (previously filed as Exhibit 10.2 to the Company’s Form 8-K (No. 001-13831) filed March 16, 2005 and incorporated herein by reference)

10.27	—	Joinder Agreement and Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of November 28, 2006, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed December 4, 2006 and incorporated herein by reference)

10.28	—	Second Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of January 9, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2007 (No. 001-13831) filed February 29, 2008 and incorporated herein by reference)

10.29	—	Joinder Agreement and Third Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 19, 2008, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

10.30	—	Joinder Agreement and Fourth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of March 31, 2009, among American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Federal Insurance Company, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 99.1 to the Company’s Form 8-K (No. 001-13831) filed April 1, 2009 and incorporated herein by reference)

10.31	—	Joinder Agreement and Fifth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of May 17, 2012, among Federal Insurance Company, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Quanta Services, Inc., and the other Indemnitors identified therein (previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2012 (No. 001-13831) filed August 8, 2012 and incorporated herein by reference)

Exhibit No.		Description

10.32ˆ	—	Sixth Amendment to Underwriting, Continuing Indemnity and Security Agreement dated as of December 3, 2012, among Federal Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, The Insurance Company of the State of Pennsylvania, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Safeco Insurance Company of America, Quanta Services, Inc., and the other Indemnitors identified therein

10.33	—	Support Agreement dated as of October 25, 2010, by and among Quanta Services, Inc., Quanta Services EC Canada Ltd., Quanta Services CC Canada Ltd., and certain stockholders of Valard Construction (2008) Ltd., Valard Construction Ltd. and Sharp’s Construction Services 2006 Ltd. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (No. 001-13831) filed October 28, 2010 and incorporated herein by reference)

21.1ˆ	—	Subsidiaries

23.1#	—	Consent of PricewaterhouseCoopers LLP

31.1#	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1&	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSˆ		XBRL Instance Document.

101.SCHˆ		XBRL Taxonomy Extension Schema Document.

101.CALˆ		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LABˆ		XBRL Taxonomy Extension Label Linkbase Document.

101.PREˆ		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEFˆ		XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contracts or compensatory plans or arrangements
ˆ	Filed with the Original Filing.
#	Filed with this Amendment.
&	Furnished with this Amendment.