Form 10-Q
period 2013-06-30
QUANTA SERVICES INC
filed 2013-08-09
CIK 1050915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, the number of outstanding shares of Common Stock of the Registrant was 210,240,394. As of the same date, 3,500,000 Exchangeable Shares and one share of Series F Preferred Stock were outstanding.

QUANTA SERVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$363,113	$394,701
Accounts receivable, net of allowances of $5,295 and $5,447	1,282,949	1,328,081
Costs and estimated earnings in excess of billings on uncompleted contracts	405,032	342,777
Inventories	40,852	38,261
Prepaid expenses and other current assets	84,881	97,907

Total current assets	2,176,827	2,201,727
Property and equipment, net of accumulated depreciation of $590,265 and $555,030	1,103,212	1,045,983
Other assets, net	205,883	171,566
Other intangible assets, net of accumulated amortization of $206,830 and $198,082	171,871	183,836
Goodwill	1,530,138	1,537,645

Total assets	$5,187,931	$5,140,757

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$611,997	$707,294
Billings in excess of costs and estimated earnings on uncompleted contracts	188,418	173,885

Total current liabilities	800,415	881,179
Deferred income taxes	233,467	225,050
Insurance and other non-current liabilities	266,210	262,612

Total liabilities	1,300,092	1,368,841

Commitments and Contingencies
Equity:
Common stock, $.00001 par value, 600,000,000 shares authorized, 221,497,238 and 220,917,050 shares issued, and 209,478,759 and 209,270,586 shares outstanding	2	2
Exchangeable Shares, no par value, 3,500,000 and 3,909,110 shares issued and outstanding	—	—
Series F Preferred Stock, $.00001 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	3,311,517	3,287,086
Retained earnings	810,474	668,156
Accumulated other comprehensive income (loss)	(24,439)	14,453
Treasury stock, 12,018,479 and 11,646,464 common shares, at cost	(215,036)	(203,149)

Total stockholders’ equity	3,882,518	3,766,548
Noncontrolling interests	5,321	5,368

Total equity	3,887,839	3,771,916

Total liabilities and equity	$5,187,931	$5,140,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,474,377	$1,386,162	$3,060,087	$2,714,926
Cost of services (including depreciation)	1,233,093	1,173,258	2,580,530	2,315,958

Gross profit	241,284	212,904	479,557	398,968
Selling, general and administrative expenses	119,031	105,233	232,712	203,341
Amortization of intangible assets	5,079	9,326	10,380	18,491

Operating income	117,174	98,345	236,465	177,136
Interest expense	(503)	(958)	(1,005)	(1,533)
Interest income	569	387	1,091	795
Other income (expense), net	(353)	(326)	(866)	(196)

Income from continuing operations before income taxes	116,887	97,448	235,685	176,202
Provision for income taxes	42,161	35,271	84,102	63,940

Net income from continuing operations	74,726	62,177	151,583	112,262
Income from discontinued operations, net of taxes	—	7,620	—	7,529

Net income	74,726	69,797	151,583	119,791
Less: Net income attributable to noncontrolling interests	4,489	4,259	9,265	8,546

Net income attributable to common stock	$70,237	$65,538	$142,318	$111,245

Amounts attributable to common stock:
Net income from continuing operations	$70,237	$57,918	$142,318	$103,716
Net income from discontinued operations	—	7,620	—	7,529

Net income attributable to common stock	$70,237	$65,538	$142,318	$111,245

Earnings per share attributable to common stock - basic and diluted:
Continuing operations	$0.33	$0.27	$0.67	$0.49
Discontinued operations	—	0.04	—	0.03

Net income attributable to common stock	$0.33	$0.31	$0.67	$0.52

Shares used in computing earnings per share:
Weighted average basic shares outstanding	214,314	212,987	213,833	212,244

Weighted average diluted shares outstanding	214,368	213,087	213,886	212,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$74,726	$69,797	$151,583	$119,791
Other comprehensive income (loss), net of tax provision:
Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(25,149)	(14,560)	(38,892)	(3,242)
Other, net of tax of $0, $1, $0 and $2	—	5	—	10

Other comprehensive income (loss)	(25,149)	(14,555)	(38,892)	(3,232)

Comprehensive income	49,577	55,242	112,691	116,559
Less: Comprehensive income attributable to noncontrolling interests	4,489	4,259	9,265	8,546

Total comprehensive income attributable to Quanta shareholders	$45,088	$50,983	$103,426	$108,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash Flows from Operating Activities:
Net income	$74,726	$69,797	$151,583	$119,791
Income from discontinued operations	—	(7,620)	—	(7,529)
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	33,040	29,376	64,920	58,402
Amortization of intangible assets	5,079	9,326	10,380	18,491
Amortization of debt issuance costs	218	227	436	450
Amortization of deferred revenues	(3,012)	(2,554)	(5,517)	(5,140)
Gain on sale of property and equipment	(371)	(584)	(653)	(447)
Foreign currency loss	442	647	944	374
Provision for doubtful accounts	154	623	1,662	2,359
Deferred income tax provision	6,096	4,664	4,974	9,652
Non-cash stock-based compensation	12,042	7,597	20,078	13,486
Tax impact of stock-based equity awards	(2,568)	2,868	(2,568)	(42)
Changes in operating assets and liabilities, net of non-cash transactions —
(Increase) decrease in —
Accounts and notes receivable	(1,684)	1,420	29,159	(37,171)
Costs and estimated earnings in excess of billings on uncompleted contracts	(638)	(35,899)	(65,668)	(139,290)
Inventories	(3,393)	19,256	(2,896)	22,458
Prepaid expenses and other current assets	1,880	(667)	15,428	6,201
Increase (decrease) in —
Accounts payable and accrued expenses and other non-current liabilities	(29,896)	38,578	(77,530)	(6,957)
Billings in excess of costs and estimated earnings on uncompleted contracts	26,518	(29,789)	16,014	(18,860)
Other, net	(857)	369	1,162	(2,074)

Net cash provided by operating activities of continuing operations	117,776	107,635	161,908	34,154

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,555	6,256	4,099	6,869
Additions of property and equipment	(81,743)	(44,866)	(139,380)	(76,734)
Cash paid for acquisitions, net of cash acquired	—	(26,823)	(977)	(68,727)
Investments in unconsolidated affiliates	(925)	(48,844)	(9,470)	(53,750)
Cash paid for other investments	(36,112)	—	(36,112)	—

Net cash used in investing activities of continuing operations	(116,225)	(114,277)	(181,840)	(192,342)

Cash Flows from Financing Activities:
Borrowings under credit facility	—	349,620	—	349,620
Payments under credit facility	—	(310,620)	—	(310,620)
Payments on other long-term debt	—	(33)	—	(33)
Distributions to noncontrolling interests	(3,858)	(3,747)	(9,312)	(6,237)
Tax impact of stock-based equity awards	2,568	(2,868)	2,568	42
Exercise of stock options	326	445	823	924

Net cash provided by (used in) financing activities of continuing operations	(964)	32,797	(5,921)	33,696

Discontinued operations:
Net cash used in operating activities	—	(21,336)	—	(8,073)
Net cash used in investing activities	—	(5,109)	—	(7,999)

Net cash used in discontinued operations	—	(26,445)	—	(16,072)

Effect of foreign exchange rate changes on cash and cash equivalents	(4,093)	(4,209)	(5,735)	(1,917)
Net decrease in cash and cash equivalents	(3,506)	(4,499)	(31,588)	(142,481)
Cash and cash equivalents, beginning of period	366,619	177,367	394,701	315,349

Cash and cash equivalents, end of period	$363,113	$172,868	$363,113	$172,868

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for —
Interest paid	$(267)	$(424)	$(729)	$(780)
Income taxes paid	$(65,809)	$(23,330)	$(157,390)	$(70,924)
Income tax refunds	$336	$988	$342	$2,293

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the first quarter of 2013, Quanta acquired a small electric power infrastructure services company. The results of operations related to this acquisition are not material and have been reflected in Quanta’s condensed consolidated financial statements beginning as of the date of the acquisition.

During July 2013, Quanta acquired two businesses, including an energy infrastructure contractor that primarily provides pipeline construction and related services in Australia and an electric power infrastructure services contractor specializing in transmission, distribution and emergency restoration services in the Midwest and along the East Coast of the United States. See Note 11 for additional information regarding these two acquisitions.

Dispositions

On December 3, 2012, Quanta sold substantially all of its domestic telecommunications infrastructure services operations and related subsidiaries for net proceeds of approximately $265.0 million. Accordingly, Quanta has presented the results of operations, financial position and cash flows of such telecommunications subsidiaries as discontinued operations for the 2012 periods presented in the accompanying consolidated financial statements.

Summarized financial information for discontinued operations is shown below (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012
Revenues	$130,534	$226,947

Income from discontinued operations before taxes	12,817	13,527
Provision for income taxes	(5,197)	(5,998)

Income from discontinued operations, net of taxes	$7,620	$7,529

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interim Condensed Consolidated Financial Information

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Quanta believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income (loss) and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations and comprehensive income (loss) for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of Quanta have historically been subject to significant seasonal fluctuations.

Quanta recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Quanta and its subsidiaries included in Quanta’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013, as amended by Amendment No. 1 thereto on Form 10-K/A, which was filed with the SEC on May 31, 2013.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amount of revenues and expenses recognized during the periods presented. Quanta reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on Quanta’s beliefs and assumptions derived from information available at the time such judgments and estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in Quanta’s assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of assets, fair value assumptions in analyzing goodwill, other intangibles and long-lived asset impairments, equity and other investments, loan receivables, purchase price allocations, liabilities for self-insured and other claims, multi-employer pension plan withdrawal liabilities, revenue recognition for construction contracts and fiber optic licensing, share-based compensation, operating results of reportable segments, as well as the provision for income taxes and the calculation of uncertain tax positions.

Cash and Cash Equivalents

Quanta had cash and cash equivalents of $363.1 million and $394.7 million as of June 30, 2013 and December 31, 2012. Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. Quanta considers all highly liquid investments purchased with an original maturity of three months or

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less to be cash equivalents, which are carried at fair value. At June 30, 2013 and December 31, 2012, cash equivalents were $186.0 million and $92.5 million, which consisted primarily of money market mutual funds and are discussed further in “Fair Value Measurements” below. As of June 30, 2013 and December 31, 2012, cash and cash equivalents held in domestic bank accounts were approximately $211.9 million and $254.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $151.2 million and $140.6 million.

Current and Long-Term Accounts and Notes Receivable and Allowance for Doubtful Accounts

Quanta provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic and market conditions and the ongoing relationship with the customer. Quanta considers accounts receivable delinquent after 30 days but does not generally include delinquent accounts in its analysis of the allowance for doubtful accounts unless the accounts receivable have been outstanding for at least 90 days. In addition to balances that have been outstanding for 90 days or more, Quanta also includes accounts receivable balances that relate to customers in bankruptcy or with other known difficulties in its analysis of the allowance for doubtful accounts. Material changes in Quanta’s customers’ business or cash flows, which may be impacted by negative economic and market conditions, could affect Quanta’s ability to collect amounts due from them. As of June 30, 2013 and December 31, 2012, Quanta had total allowances for doubtful accounts of approximately $5.3 million and $5.4 million, all of which were included as a reduction of net current accounts receivable. Should customers experience financial difficulties or file for bankruptcy, or should anticipated recoveries relating to receivables in existing bankruptcies or other workout situations fail to materialize, Quanta could experience reduced cash flows and losses in excess of current allowances provided.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on Quanta’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances as of June 30, 2013 and December 31, 2012 were approximately $211.7 million and $180.6 million and are included in accounts receivable. Retainage balances with settlement dates beyond the next twelve months are included in other assets, net, and as of June 30, 2013 and December 31, 2012 were $28.4 million and $22.5 million.

Within accounts receivable, Quanta recognizes unbilled receivables in circumstances such as when revenues have been earned and recorded but the amount cannot be billed under the terms of the contract until a later date; costs have been incurred but are yet to be billed under cost-reimbursement type contracts; or amounts arise from routine lags in billing (for example, work completed one month but not billed until the next month). These balances do not include revenues accrued for work performed under fixed-price contracts as these amounts are recorded as costs and estimated earnings in excess of billings on uncompleted contracts. At June 30, 2013 and December 31, 2012, the balances of unbilled receivables included in accounts receivable were approximately $165.3 million and $127.5 million.

Goodwill and Other Intangibles

Quanta has recorded goodwill in connection with its historical acquisitions of companies. Upon acquisition, these companies have been either combined into one of Quanta’s existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which Quanta performs at the operating unit level for each operating unit

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that carries a balance of goodwill. Each of Quanta’s operating units is organized into one of three internal divisions: its Electric Power Division, its Natural Gas and Pipeline Division or its Fiber Optic Licensing Division. As most of the companies acquired by Quanta provide multiple types of services for multiple types of customers, these divisional designations are based on the predominant type of work performed by each operating unit at the point in time the divisional designation is made. Goodwill is required to be measured for impairment at the operating segment level or one level below the operating segment level for which discrete financial information is available, and Quanta has determined that its individual operating units represent its reporting units for the purpose of assessing goodwill impairments.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2012, a two-step fair-value based goodwill impairment analysis was performed for each of Quanta’s reporting units, and no reporting units were evaluated solely on a qualitative basis. The analysis indicated that the implied fair value of each of Quanta’s reporting units, other than recently acquired reporting units, was substantially in excess of its carrying value. Following the analysis, management concluded that no impairment was indicated at any reporting unit. As discussed generally above, when evaluating the 2012 step one impairment test results, management considered many factors in determining whether or not an impairment of goodwill for any reporting unit was reasonably likely to occur in future periods, including future market conditions and the economic environment in which Quanta’s reporting units were operating. Additionally, management considered the sensitivity of its fair value estimates to changes in certain valuation assumptions and, after giving consideration to at least a 10% decrease in the fair value of each of Quanta’s reporting units, the results of the assessment at December 31, 2012 did not change. However, circumstances such as market declines, unfavorable economic conditions, the loss of a major customer or other factors could impact the valuation of goodwill in future periods.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quanta holds an equity ownership interest of approximately 31% in Howard Midstream Energy Partners, LLC (HEP). HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. Quanta accounts for this investment using the equity method of accounting. During the first half of 2013, Quanta invested an additional $8.9 million, along with other HEP members, primarily to provide capital for planned midstream expansion projects. The carrying value of Quanta’s investment in HEP was approximately $99.4 million and $90.5 million at June 30, 2013 and December 31, 2012.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate Quanta for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Much of the material associated with Quanta’s work is owner-furnished and is therefore not included in contract revenues and costs. The cost estimation process is based on professional knowledge and experience of Quanta’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore Quanta’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. These factors are routinely evaluated on a project by project basis throughout the project term, and the impact of corresponding revisions in management’s estimates of contract value, contract cost and contract profit are recorded as necessary in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. Quanta’s operating results for the six months ended June 30, 2013 were impacted by less than five percent as a result of changes in contract estimates related to projects that were in progress at December 31, 2012.

Quanta may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Quanta determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. Quanta treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2013 and December 31, 2012, Quanta had approximately $252.0 million and $205.0 million of change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. The June 30, 2013 and December 31, 2012 balances of recognized change orders and claims were primarily impacted by one project that incurred delays during the early part of the construction phase and was later accelerated by the customer, resulting in a significant change order. Revenues associated with this change order were accrued and recognized as a component of costs and estimated earnings in excess of billings on uncompleted contracts. The contract with this customer was for electric power infrastructure services, and was reported in Quanta’s Electric Power Infrastructure Services segment. During the second quarter of 2013 Quanta engaged in formal discussions with the customer regarding this change order pursuant to an agreed structured negotiation process and further responded to the customer’s requests for additional documentation. Quanta currently expects this stage of the process to continue into the fourth quarter of 2013. The aggregate contract price adjustments discussed above represent management’s best estimate of additional contract revenues which have been earned and which management believes are probable of collection. The amounts ultimately realized by Quanta upon final acceptance by its customers could be higher or lower than such estimated amounts; however, Quanta does not believe the resolution of these matters will have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Fiber Optic Licensing — The fiber optic licensing business constructs and licenses the right to use fiber optic telecommunications facilities to its customers pursuant to licensing agreements, typically with terms from five to twenty-five years, inclusive of certain renewal options. Under those agreements, customers are provided the right to use a portion of the capacity of a fiber optic facility, with the facility owned and maintained by Quanta. Revenues, including any initial fees or advance billings, are recognized ratably over the expected length of the agreements, including probable renewal periods. As of June 30, 2013 and December 31, 2012, initial fees and advance billings on these licensing agreements not yet recorded in revenue were $47.3 million and $46.4 million and are recognized as deferred revenue, with $38.3 million and $37.7 million considered to be long-term and included in other non-current liabilities. Minimum future licensing revenues expected to be recognized by Quanta pursuant to these agreements at June 30, 2013 are as follows (in thousands):

Minimum Future Licensing Revenues
Year Ending December 31 —
Remainder of 2013	$44,071
2014	69,295
2015	46,209
2016	36,700
2017	28,274
Thereafter	137,119

Fixed non-cancelable minimum licensing revenues	$361,668

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2013, the total amount of unrecognized tax benefits relating to uncertain tax positions was $55.7 million, an increase from December 31, 2012 of $4.5 million. This increase in unrecognized tax benefits primarily relates to tax positions expected to be taken for 2013. Certain subsidiaries are under examination by various state and Canadian tax authorities for multiple periods. Quanta believes that it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.5 million as a result of settlements of these audits or as a result of the expiration of certain statutes of limitations.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense associated with liability based awards, such as RSUs that are expected to be settled in cash, is recognized based on a remeasurement of the fair value of the award at the end of each reporting period. RSUs to be settled in cash granted by Quanta under the Plans are intended to provide plan participants with cash performance incentives that are substantially equivalent to the risks and rewards of equity ownership in Quanta. RSUs to be settled in cash vest over a designated period, typically three years, and are subject to forfeiture under certain conditions, primarily termination of service. Upon vesting of RSUs to be settled in cash, the holders receive for each vested RSU an amount in cash equal to the fair market value on the vesting date of one share of Quanta common stock, as specified in the applicable award agreement.

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

Fair Value Measurements

The carrying values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. For disclosure purposes, qualifying assets and liabilities are categorized into three broad levels based on the priority of the inputs used to determine their fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of Quanta’s cash equivalents were

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

categorized as Level 1 assets at June 30, 2013 and December 31, 2012, as all values were based on unadjusted quoted prices for identical assets in an active market that Quanta has the ability to access.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Standards Not Yet Adopted

There were no significant accounting pronouncements issued but not yet adopted as of June 30, 2013.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

A summary of changes in Quanta’s goodwill is as follows (in thousands):

	Electric Power Division	Natural Gas and Pipeline Division	Fiber Optic Licensing Division	Total
Goodwill balance at December 31, 2012	$1,065,152	$137,703	$334,790	$1,537,645
Goodwill acquired during 2013	1,052	—	—	1,052
Foreign currency translation related to goodwill	(7,490)	(1,069)	—	(8,559)

Goodwill balance at June 30, 2013	$1,058,714	$136,634	$334,790	$1,530,138

As described in Note 2, Quanta’s operating units are organized into one of Quanta’s three internal divisions and, accordingly, Quanta’s goodwill associated with each of its operating units has been aggregated on a divisional basis and reported in the table above. These divisions are closely aligned with Quanta’s reportable segments based on the predominant type of work performed by the operating units within the divisions. From time to time, operating units may be reorganized among Quanta’s internal divisions, as Quanta periodically re-evaluates strategies to better align its operations as business environments evolve.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in Quanta’s intangible assets consists of the following (in thousands):

	As of December 31, 2012		Six Months Ended June 30, 2013			As of June 30, 2013
	Intangible Assets	Accumulated Amortization	Amortization Expense	Additions	Foreign Currency Adjustments	Intangible Assets, Net	Remaining Weighted Average Amortization Period in Years
Customer relationships	$170,465	$(47,777)	$(5,601)	$483	$(1,891)	$115,679	10.7
Backlog	126,057	(119,068)	(1,999)	393	(23)	5,360	2.1
Trade names	32,559	(3,014)	(541)	—	(317)	28,687	26.7
Non-compete agreements	27,406	(20,706)	(1,173)	44	(199)	5,372	2.8
Patented rights and developed technology	20,931	(7,517)	(1,066)	—	(75)	12,273	6.5

Total intangible assets subject to amortization	377,418	(198,082)	(10,380)	920	(2,505)	167,371	12.6
Other intangible assets not subject to amortization	4,500	—	—	—	—	4,500	N/A

Total intangible assets	$381,918	$(198,082)	$(10,380)	$920	$(2,505)	$171,871	N/A

Amortization expense for intangible assets was $5.1 million and $9.3 million for the three months ended June 30, 2013 and 2012 and $10.4 million and $18.5 million for the six months ended June 30, 2013 and 2012. The estimated future aggregate amortization expense of intangible assets as of June 30, 2013 is set forth below (in thousands):

For the Fiscal Year Ending December 31 —
Remainder of 2013	$9,992
2014	18,209
2015	15,813
2016	14,970
2017	14,004
Thereafter	94,383

Total	$167,371

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	PER SHARE INFORMATION:

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive. The amounts used to compute the basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 are illustrated below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
AMOUNTS ATTRIBUTABLE TO COMMON STOCK:
Net income from continuing operations	$70,237	$57,918	$142,318	$103,716
Net income from discontinued operations	—	7,620	—	7,529

Net income attributable to common stock	$70,237	$65,538	$142,318	$111,245

WEIGHTED AVERAGE SHARES:
Weighted average shares outstanding for basic earnings per share	214,314	212,987	213,833	212,244
Effect of dilutive stock options	54	100	53	98

Weighted average shares outstanding for diluted earnings per share	214,368	213,087	213,886	212,342

For purposes of calculating diluted earnings per share, there were no adjustments required to derive Quanta’s net income attributable to common stock. For the three and six months ended June 30, 2013 and 2012, a nominal number of stock options were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of Quanta’s common stock. The outstanding exchangeable shares of a Canadian subsidiary of Quanta that were issued pursuant to the acquisition of Valard Construction LP and certain of its affiliated entities (Valard) on October 25, 2010, which are exchangeable on a one-for-one basis with shares of Quanta common stock, are included in weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, Quanta had approximately $179.2 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $520.8 million was available for borrowings or issuing new letters of credit.

Amounts borrowed under the credit agreement in U.S. dollars bear interest, at Quanta’s option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, which will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of June 30, 2013, Quanta was in compliance with all of the covenants in the credit agreement.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	EQUITY:

Exchangeable Shares and Series F Preferred Stock

In connection with the acquisition of Valard on October 25, 2010, certain former owners of Valard received exchangeable shares of a Canadian subsidiary of Quanta which may be exchanged at the option of the holder for Quanta common stock on a one-for-one basis. The holders of exchangeable shares can make an exchange only once in any calendar quarter and must exchange a minimum of either 50,000 shares or, if less, the total number of remaining exchangeable shares registered in the name of the holder making the request. Quanta also issued one share of Quanta Series F preferred stock to a voting trust on behalf of the holders of the exchangeable shares. The Series F preferred stock provides the holders of the exchangeable shares voting rights in Quanta common stock equivalent to the number of exchangeable shares outstanding at any time. The combination of the exchangeable shares and the share of Series F preferred stock gives the holders of the exchangeable shares rights equivalent to Quanta common stockholders with respect to dividends, voting and other economic rights. On March 26, 2013, 409,110 exchangeable shares were exchanged for Quanta common stock.

Treasury Stock

Under the stock incentive plans described in Note 8, the tax withholding obligations of employees upon vesting of restricted stock awards and RSUs to be settled in common stock are typically satisfied by Quanta making such tax payments and withholding a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result, Quanta withheld 372,015 and 286,954 shares of Quanta common stock during the six months ended June 30, 2013 and 2012, with a total market value of $11.9 million and $6.1 million, in each case for settlement of employee tax liabilities. These shares and the related cost to acquire them were accounted for as an adjustment to the balance of treasury stock.

Noncontrolling Interests

Quanta holds investments in several joint ventures that provide infrastructure services under specific customer contracts. Each joint venture is owned equally by its members. Quanta has determined that certain of these joint ventures are variable interest entities, with Quanta providing the majority of the infrastructure services to the joint venture, which management believes most significantly influences the economic performance of the joint venture. Management has concluded that Quanta is the primary beneficiary of each of these joint ventures and has accounted for each on a consolidated basis. The other parties’ equity interests in these joint ventures have been accounted for as a noncontrolling interest in the condensed consolidated financial statements. Income attributable to the other joint venture members has been accounted for as a reduction of reported net income attributable to common stock in the amount of $4.5 million and $4.3 million for the three months ended June 30, 2013 and 2012 and $9.3 million and $8.5 million for the six months ended June 30, 2013 and 2012. Equity in the consolidated assets and liabilities of these joint ventures that is attributable to the other joint venture members has been accounted for as a component of noncontrolling interests within total equity in the accompanying balance sheets.

The carrying value of the investments held by Quanta in all of its variable interest entities was approximately $5.3 million and $5.4 million at June 30, 2013 and December 31, 2012. The carrying value of investments held by the noncontrolling interests in these variable interest entities at June 30, 2013 and December 31, 2012 was $5.3 million and $5.4 million. During the three months ended June 30, 2013 and 2012, distributions to noncontrolling interests were $3.9 million and $3.7 million. During the six months ended June 30, 2013 and 2012, distributions to noncontrolling interests were $9.3 million and $6.2 million. There were no other changes in equity as a result of transfers to/from the noncontrolling interests during the six months ended June 30, 2013 or 2012. See Note 9 for further disclosures related to Quanta’s joint venture arrangements.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Stock and Restricted Stock Units To Be Settled in Common Stock

During each of the three months ended June 30, 2013 and 2012, Quanta granted 0.1 million shares of restricted stock and RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $28.46 and $22.17. During the six months ended June 30, 2013 and 2012, Quanta granted 1.4 million and 1.2 million shares of restricted stock and RSUs to be settled in common stock under the Plans with weighted average grant date fair values of $29.41 and $21.69. The grant date fair value for awards of restricted stock and RSUs to be settled in common stock is based on the market value of Quanta common stock on the date of grant. Restricted stock and RSU awards to be settled in common stock are subject to forfeiture, restrictions on transfer and certain other conditions until vesting, which generally occurs over three years in equal annual installments. During the restriction period, holders of restricted stock are entitled to vote and receive dividends on such shares.

During the three months ended June 30, 2013 and 2012, vesting activity consisted of 0.2 million and 0.1 million shares of restricted stock and RSUs to be settled in common stock with an approximate fair value at the time of vesting of $6.8 million and $1.2 million. During the six months ended June 30, 2013 and 2012, vesting activity consisted of 1.1 million and 0.9 million shares of restricted stock and RSUs to be settled in common stock with an approximate fair value at the time of vesting of $31.1 million and $17.8 million. Vesting activity during the three and six months ended June 30, 2013 included compensation cost of approximately $4.3 million associated with the accelerated vesting of restricted stock and RSUs held by Quanta’s former Executive Chairman upon his retirement in May 2013.

As of June 30, 2013, there was approximately $37.9 million of total unrecognized compensation cost related to unvested restricted stock and RSUs to be settled in common stock granted to both employees and non-employees. This cost is expected to be recognized over a weighted average period of 2.10 years.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Compensation expense related to RSUs to be settled in cash was $0.5 million for each of the three months ended June 30, 2013 and 2012 and $1.1 million and $0.8 million for the six months ended June 30, 2013 and 2012. Such expense is recorded in selling, general and administrative expenses. RSUs that may be settled only in cash are not included in the calculation of earnings per share, and the estimated earned value of such RSUs is classified as a liability. Quanta paid nominal amounts to settle liabilities related to RSUs in the three months ended June 30, 2013 and 2012 and $0.6 million and $0.3 million to settle liabilities related to RSUs in the six months ended June 30, 2013 and 2012. Liabilities recorded for the estimated earned value of the RSUs outstanding to be settled in cash were $1.3 million and $0.8 million at June 30, 2013 and December 31, 2012.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

Quanta leases certain land, buildings and equipment under non-cancelable lease agreements, including related party leases. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The following schedule shows the future minimum lease payments under these leases as of June 30, 2013 (in thousands):

Operating Leases
Year Ending December 31 —
Remainder of 2013	$13,345
2014	21,578
2015	17,042
2016	13,442
2017	8,754
Thereafter	17,786

Total minimum lease payments	$91,947

Rent expense related to operating leases was approximately $27.4 million and $22.0 million for the three months ended June 30, 2013 and 2012 and approximately $51.7 million and $43.8 million for the six months ended June 30, 2013 and 2012.

Quanta has guaranteed the residual value on certain of its equipment operating leases. Quanta has agreed to pay any difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At June 30, 2013, the maximum guaranteed residual value was approximately $250.4 million. Quanta believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that significant payments will not be required in the future.

Committed Capital Expenditures

Quanta has committed capital for the expansion of its fiber optic network, although Quanta typically does not commit capital to new network expansions until it has a committed licensing arrangement in place with at least one customer. The amounts of committed capital expenditures are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. As of June 30, 2013, Quanta estimates these committed capital expenditures to be approximately $19.4 million for the period July 1, 2013 through December 31, 2013 and $8.9 million for 2014. Quanta also committed capital for the expansion of its vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2013, production orders for approximately $16.5 million had been issued with delivery dates expected to occur throughout 2013. Although Quanta has committed to purchase these vehicles at the time of their delivery, Quanta intends that these orders will be assigned to third party leasing companies and made available to Quanta under certain of its master equipment lease agreements, thereby releasing Quanta from its capital expenditures commitment.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

California Fire Claim - Amador County. In October 2004, a wildfire in Amador County, California, burned 16,800 acres. The United States Forest Service alleged that the fire originated as a result of the activities of a Quanta subsidiary crew performing vegetation management under a contract with Pacific Gas & Electric Co. (PG&E). In November 2007, the United States Department of Agriculture (USDA) sent a written demand to the Quanta subsidiary for payment of fire suppression costs of approximately $8.5 million. Quanta recorded a liability and corresponding insurance recovery receivable of approximately $8.5 million associated with this matter based on the written demand received from the USDA.

The USDA informally communicated that it also intended to seek past and future restoration and other damages of approximately $51.3 million, as well as other unspecified damages. PG&E tendered defense and indemnification for the matter to Quanta in 2010. On August 3, 2012, the USDA filed suit in the United States District Court, Eastern District of California, against Quanta, its subsidiary and PG&E, seeking unspecified damages for fire suppression costs, rehabilitation and restoration expenses, and loss of timber, habitat and environmental values, among other things, including recovery of fees and expenses.

During the first quarter of 2013, a settlement-in-principle was reached with the USDA, subject to approval by the United States Department of Justice, for an amount within Quanta’s available insurance coverages. The Department of Justice approved the settlement during the second quarter of 2013, and this matter has been concluded within Quanta’s available insurance.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2013, two customers accounted for approximately 19% and 12% of consolidated billed and accrued accounts receivable. As of December 31, 2012, two customers accounted for approximately 16% and 11% of consolidated billed and accrued accounts receivable. The services provided to these customers relate primarily to Quanta’s Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 12% and 11% of consolidated billed and accrued accounts receivable as of June 30, 2013 and December 31, 2012 relates to one project that incurred delays during the early part of the construction phase and was later accelerated by the customer, resulting in a significant change order. Revenues associated with this change order were accrued and recognized as a component of costs and estimated earnings in excess of billings on uncompleted contracts. During the second quarter of 2013, Quanta engaged in formal discussions with the customer regarding this change order pursuant to an agreed structured negotiation process and further responded to the customer’s request for additional documentation. Quanta currently expects this stage of the process to continue into the fourth quarter of 2013 and that the ultimate resolution of this matter will not have a material adverse effect on Quanta’s consolidated financial position, results of operations or cash flows. For the three and

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six months ended June 30, 2013, one customer accounted for approximately 10% and 12% of consolidated revenues. The services provided to this customer relate primarily to Quanta’s Electric Power Infrastructure Services segment. No other customers represented 10% or more of revenues for the three and six months ended June 30, 2013 and 2012 or of billed and accrued accounts receivable as of June 30, 2013 and December 31, 2012.

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

Losses under all of these insurance programs are accrued based upon Quanta’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of Quanta’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2013 and December 31, 2012, the gross amount accrued for insurance claims totaled $160.6 million and $160.8 million, with $118.7 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2013 and December 31, 2012 were $12.8 million and $22.2 million, of which $1.1 million and $2.3 million are included in prepaid expenses and other current assets and $11.7 million and $19.9 million are included in other assets, net.

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

As of June 30, 2013, Quanta had $179.2 million in letters of credit outstanding under its credit facility primarily to secure obligations under its casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013 and 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Bonds and Parent Guarantees

In certain circumstances, Quanta is required to provide performance bonds in connection with its contractual commitments. Quanta has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2013, the total amount of outstanding performance bonds was approximately $2.33 billion, and the estimated cost to complete these bonded projects was approximately $497.8 million.

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

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnities

Quanta generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject Quanta to indemnity claims and liabilities and related litigation. Quanta has also indemnified various parties against specified liabilities that those parties might incur in the future in

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with Quanta’s previous acquisition or disposition of certain companies. The indemnities under acquisition or disposition agreements are usually contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2013, except as otherwise set forth above in Litigation and Claims, Quanta does not believe any material liabilities for asserted claims exist against it in connection with any of these indemnity obligations.

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

Reportable segment information, including revenues and operating income by type of work, is gathered from each operating unit for the purpose of evaluating segment performance in support of Quanta’s market strategies. These classifications of Quanta’s operating unit revenues by type of work for segment reporting purposes can at times require judgment on the part of management. Quanta’s operating units may perform joint infrastructure service projects for customers in multiple industries, deliver multiple types of network services under a single customer contract or provide service across industries, for example, joint trenching projects to install distribution lines for electric power and natural gas customers. Quanta’s integrated operations and common administrative support at each of its operating units require that certain allocations, including allocations of shared and indirect costs, such as facility costs, indirect operating expenses, including depreciation, and general and administrative costs, be made to determine operating segment profitability. Corporate costs, such as payroll and benefits, employee travel expenses, facility costs, professional fees, acquisition costs and amortization related to certain intangible assets are not allocated.

QUANTA SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for Quanta’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Electric Power	$1,046,379	$1,006,073	$2,227,362	$1,938,286
Natural Gas and Pipeline	385,942	337,595	744,874	694,562
Fiber Optic Licensing and Other	42,056	42,494	87,851	82,078

Consolidated	$1,474,377	$1,386,162	$3,060,087	$2,714,926

Operating income (loss):
Electric Power	$120,809	$110,735	$253,359	$224,949
Natural Gas and Pipeline	27,644	15,055	38,001	4,520
Fiber Optic Licensing and Other	14,301	15,423	31,184	29,963
Corporate and non-allocated costs	(45,580)	(42,868)	(86,079)	(82,296)

Consolidated	$117,174	$98,345	$236,465	$177,136

Depreciation:
Electric Power	$15,776	$13,342	$30,699	$26,710
Natural Gas and Pipeline	11,335	10,634	22,600	20,990
Fiber Optic Licensing and Other	4,230	3,727	8,281	7,402
Corporate and non-allocated costs	1,699	1,673	3,340	3,300

Consolidated	$33,040	$29,376	$64,920	$58,402

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

Foreign Operations

During the three months ended June 30, 2013 and 2012, Quanta derived $208.4 million and $155.8 million of its revenues from foreign operations. During the six months ended June 30, 2013 and 2012, Quanta derived $505.8 million and $405.6 million of its revenues from foreign operations. Of Quanta’s foreign revenues, approximately 96% and 95% was earned in Canada for the three months ended June 30, 2013 and 2012 and approximately 97% and 96% was earned in Canada for the six months ended June 30, 2013 and 2012. In addition, Quanta held property and equipment of $169.4 million and $151.9 million in foreign countries, primarily Canada, as of June 30, 2013 and December 31, 2012.

11.	SUBSEQUENT EVENTS:

In July 2013, Quanta acquired an electric power infrastructure services company based in Ohio with operations primarily in the Midwest and along the East Coast of the United States and a natural gas and pipeline infrastructure services company based in Australia. The aggregate consideration paid for these two acquisitions consisted of approximately $118.0 million in cash, net of unrestricted cash acquired, and 763,272 shares of Quanta common stock valued at approximately $18.7 million. As these transactions were effective in July 2013, the results will be included in Quanta’s consolidated financial statements beginning in July 2013. These acquisitions enable Quanta to further enhance its service offerings in certain regions of the United States and increase Quanta’s service capabilities in Australia.

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

We report our results under three reportable segments: (1) Electric Power Infrastructure Services, (2) Natural Gas and Pipeline Infrastructure Services and (3) Fiber Optic Licensing and Other. This structure is generally focused on broad end-user markets for our services. Our consolidated revenues for the six months ended June 30, 2013 were approximately $3.06 billion, of which 72.8% was attributable to the Electric Power Infrastructure Services segment, 24.3% to the Natural Gas and Pipeline Infrastructure Services segment and 2.9% to the Fiber Optic Licensing and Other segment.

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

Recent Investments, Acquisitions and Divestitures

On December 3, 2012, substantially all of Quanta’s domestic telecommunications infrastructure services operations and related subsidiaries were sold for net proceeds of approximately $265.0 million.

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

In the first quarter of 2013, we acquired a small electric power infrastructure services company. The results of operations related to this acquisition are not material and have been reflected in Quanta’s condensed consolidated financial statements beginning as of the date of the acquisition.

During 2011 and 2012, we acquired an equity ownership interest of approximately 31% in Howard Midstream Energy Partners, LLC (HEP). HEP is engaged in the business of owning, operating and constructing midstream plant and pipeline assets in the natural gas and oil pipeline industry. Our investment in HEP is expected to provide strategic growth opportunities in the ongoing development of the Texas Eagle Ford shale region. We account for this investment using the equity method of accounting. During the first half of 2013, we invested an additional $8.9 million, along with other HEP members, primarily to provide capital for planned midstream expansion projects. The carrying value of Quanta’s investment in HEP was approximately $99.4 million and $90.5 million at June 30, 2013 and December 31, 2012.

Backlog

Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by other companies.

Our backlog represents the amount of consolidated revenue that we expect to realize from future work under construction contracts and long-term maintenance contracts, or master service agreements (MSAs). These estimates include revenues from the remaining portion of firm orders not yet completed and on which work has not yet begun, as well as revenues from change orders, renewal options, and funded and unfunded portions of government contracts to the extent that they are reasonably expected to occur. For purposes of calculating backlog, we include 100% of estimated revenues attributable to consolidated joint ventures and VIEs. The following table presents our total backlog by reportable segment as of June 30, 2013 and December 31, 2012, along with an estimate of the backlog amounts expected to be realized within 12 months of each balance sheet date (in thousands):

	Backlog as of		Backlog as of
	June 30, 2013		December 31, 2012
	12 Month	Total	12 Month	Total
Electric Power Infrastructure Services	$2,683,194	$4,935,870	$2,864,870	$4,918,178
Natural Gas and Pipeline Infrastructure Services	968,902	2,051,845	797,044	1,566,316
Fiber Optic Licensing and Other	127,921	520,452	145,039	502,523

Total	$3,780,017	$7,508,167	$3,806,953	$6,987,017

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs, factoring in seasonal demand and projected customer needs based upon ongoing communications with the customer. In addition, many of our MSAs, as well as contracts for fiber optic licensing, are subject to renewal options. As of June 30, 2013 and December 31, 2012, MSAs accounted for approximately 38% and 34% of our estimated 12 month backlog and approximately 45% of total backlog as of both periods. There can be no assurance as to our customers’ requirements or that our estimates are accurate.

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

Foreign currency risk. Our financial performance on a U.S. dollar denominated basis is subject to fluctuation in currency exchange rates. These fluctuations could cause material fluctuations in our results of operations.

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

Results of Operations

As previously discussed, we have acquired certain businesses, the results of which have been included in the following results of operations beginning on their respective acquisition dates. Additionally, the results of operations of the telecommunications subsidiaries disposed of on December 3, 2012 have been reclassified from continuing operations to income from discontinued operations for the three and six months ended June 30, 2012. The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six month periods indicated (dollars in thousands):

Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenues	$1,474,377	100.0%	$1,386,162	100.0%	$3,060,087	100.0%	$2,714,926	100.0%
Cost of services (including depreciation)	1,233,093	83.6	1,173,258	84.6	2,580,530	84.3	2,315,958	85.3

Gross profit	241,284	16.4	212,904	15.4	479,557	15.7	398,968	14.7
Selling, general and administrative expenses	119,031	8.1	105,233	7.6	232,712	7.6	203,341	7.5
Amortization of intangible assets	5,079	0.4	9,326	0.7	10,380	0.4	18,491	0.7

Operating income	117,174	7.9	98,345	7.1	236,465	7.7	177,136	6.5
Interest expense	(503)	—	(958)	(0.1)	(1,005)	—	(1,533)	—
Interest income	569	—	387	—	1,091	—	795	—
Other income (expense), net	(353)	—	(326)	—	(866)	—	(196)	—

Income from continuing operations before income taxes	116,887	7.9	97,448	7.0	235,685	7.7	176,202	6.5
Provision for income taxes	42,161	2.8	35,271	2.5	84,102	2.7	63,940	2.4

Net income from continuing operations	74,726	5.1	62,177	4.5	151,583	5.0	112,262	4.1
Income from discontinued operations, net of taxes	—	—	7,620	0.5	—	—	7,529	0.3

Net income	74,726	5.1	69,797	5.0	151,583	5.0	119,791	4.4
Less: Net income attributable to noncontrolling interests	4,489	0.3	4,259	0.3	9,265	0.3	8,546	0.3

Net income attributable to common stock	$70,237	4.8%	$65,538	4.7%	$142,318	4.7%	$111,245	4.1%

Amounts attributable to common stock:
Net income from continuing operations	$70,237	4.8%	$57,918	4.2%	$142,318	4.7%	$103,716	3.8%
Net income from discontinued operations	—	—	7,620	0.5%	—	—	7,529	0.3%

Net income attributable to common stock	$70,237	4.8%	$65,538	4.7%	$142,318	4.7%	$111,245	4.1%

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues. Revenues increased $88.2 million, or 6.4%, to $1.47 billion for the three months ended June 30, 2013. This increase was primarily due to higher revenues from natural gas and pipeline infrastructure services which increased $48.3 million, or 14.3%, to $385.9 million and electric power infrastructure services which increased $40.3 million, or 4.0%, to $1.05 billion primarily as a result of increases in capital spending by our customers.

Gross profit. Gross profit increased $28.4 million, or 13.3%, to $241.3 million for the three months ended June 30, 2013. This increase was primarily due to the impact of higher revenues earned from the Natural Gas and Pipeline Infrastructure Services and Electric Power Infrastructure Services segments during the current period. Gross profit as a percentage of revenues increased to 16.4% for the three months ended June 30, 2013 from 15.4% for the three months ended June 30, 2012. This increase in gross margin was primarily a result of overall performance improvements in the Natural Gas and Pipeline Infrastructure Services segment during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, which also improved this segment’s ability to cover fixed operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.8 million, or 13.1%, to $119.0 million for the three months ended June 30, 2013. The increase was primarily attributable to approximately $10.8 million in higher salary and incentive compensation costs in part due to approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of Quanta’s Executive Chairman of the Board of Directors in the second quarter of 2013, as well as costs associated with increased levels of operating activity and profitability. Also contributing to the overall increase in selling, general and administrative expenses was approximately $2.7 million in higher costs associated with Quanta’s ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues increased from 7.6% for the three months ended June 30, 2012 to 8.1% for the three months ended June 30, 2013 primarily due to the impact of higher compensation costs described above.

Amortization of intangible assets. Amortization of intangible assets decreased $4.2 million to $5.1 million for the three months ended June 30, 2013. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with a small business acquired during the first quarter of 2013.

Interest expense. Interest expense decreased $0.5 million to $0.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to credit facility borrowings outstanding during the three months ended June 30, 2012. There were no credit facility borrowings in the three months ended June 30, 2013.

Interest income. Interest income was $0.6 million and $0.4 million for the three month periods ended June 30, 2013 and June 30, 2012. This slight increase was due to higher average cash balances during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012, the impact of which was partially offset by lower interest rates.

Provision for income taxes. The provision for income taxes was $42.2 million for the three months ended June 30, 2013, with an effective tax rate of 36.1%. The provision for income taxes was $35.3 million for the three months ended June 30, 2012, with an effective tax rate of 36.2%. The slightly lower effective tax rate for the three months ended June 30, 2013 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are taxed at lower statutory rates.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues. Revenues increased $345.2 million, or 12.7%, to $3.06 billion for the six months ended June 30, 2013. This increase was primarily due to higher revenues from electric power infrastructure services projects which increased $289.1 million, or 14.9%, to $2.23 billion primarily as a result of increases in capital spending by our customers. Also contributing to this increase were additional revenues from natural gas and pipeline infrastructure services which increased $50.3 million, or 7.2%, to $744.9 million and revenues from fiber optic licensing and other services which increased $5.8 million, or 7.0%, to $87.9 million from the six months ended June 30, 2012.

Gross profit. Gross profit increased $80.6 million, or 20.2%, to $479.6 million for the six months ended June 30, 2013. Gross profit as a percentage of revenues increased to 15.7% for the six months ended June 30, 2013 as compared to 14.7% for the six months ended June 30, 2012. These increases were primarily due to the impact of higher revenues and a result of overall performance improvements in the Natural Gas and Pipeline Infrastructure Services segment during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, which were negatively impacted by increased project costs as a result of performance issues caused by adverse weather conditions on certain projects that did not recur to the same extent during the first quarter of 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $29.4 million, or 14.4%, to $232.7 million for the six months ended June 30, 2013. The increase was primarily attributable to approximately $24.4 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability. Included in this increase in compensation costs was approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of Quanta’s Executive Chairman of the Board of Directors in the second quarter of 2013. Also contributing to the overall increase in selling, general and administrative expenses was approximately $2.9 million in higher costs associated with Quanta’s ongoing technology and business development initiatives. Selling, general and administrative expenses as a percentage of revenues increased slightly from 7.5% for the six months ended June 30, 2012 to 7.6% for the six months ended June 30, 2013.

Amortization of intangible assets. Amortization of intangible assets decreased $8.1 million to $10.4 million for the six months ended June 30, 2013. This decrease was primarily due to reduced amortization expense from previously acquired intangible assets as certain of these assets became fully amortized, partially offset by increased amortization of intangibles associated with a small business acquired during the first quarter of 2013.

Interest expense. Interest expense decreased $0.5 million to $1.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to credit facility borrowings outstanding during the three months ended June 30, 2012. There were no credit facility borrowings in the six months ended June 30, 2013.

Interest income. Interest income was $1.1 million and $0.8 million for the six months ended June 30, 2013 and June 30, 2012. This slight increase was due to higher average cash balances during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the impact of which was partially offset by lower interest rates.

Provision for income taxes. The provision for income taxes was $84.1 million for the six months ended June 30, 2013, with an effective tax rate of 35.7%. The provision for income taxes was $63.9 million for the six months ended June 30, 2012, with an effective tax rate of 36.3%. The lower effective tax rate for the six months ended June 30, 2013 was primarily due to a higher proportion of income before taxes earned from international jurisdictions, which are taxed at lower statutory rates.

Segment Results

The following table sets forth segment revenues and segment operating income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenues:
Electric Power	$1,046,379	71.0%	$1,006,073	72.5%	$2,227,362	72.8%	$1,938,286	71.4%
Natural Gas and Pipeline	385,942	26.2	337,595	24.4	744,874	24.3	694,562	25.6
Fiber Optic Licensing and Other	42,056	2.8	42,494	3.1	87,851	2.9	82,078	3.0

Consolidated revenues from external customers	$1,474,377	100.0%	$1,386,162	100.0%	$3,060,087	100.0%	$2,714,926	100.0%

Operating income:
Electric Power	$120,809	11.5%	$110,735	11.0%	$253,359	11.4%	$224,949	11.6%
Natural Gas and Pipeline	27,644	7.2	15,055	4.5	38,001	5.1	4,520	0.7
Fiber Optic Licensing and Other	14,301	34.0	15,423	36.3	31,184	35.5	29,963	36.5
Corporate and non-allocated costs	(45,580)	N/A	(42,868)	N/A	(86,079)	N/A	(82,296)	N/A

Consolidated operating income	$117,174	7.9%	$98,345	7.1%	$236,465	7.7%	$177,136	6.5%

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $40.3 million, or 4.0%, to $1.05 billion for the three months ended June 30, 2013. Revenues were positively impacted by increased activity from electric power transmission and distribution projects, which resulted primarily from increased capital spending by our customers. Revenues from emergency restoration services increased by approximately $13.6 million to approximately $26.1 million in the second quarter of 2013 from approximately $12.5 million in the second quarter of 2012. These increases were partially offset by lower revenues related to renewable energy projects as certain projects neared completion during the second quarter of 2013 with limited new awards.

Operating income increased $10.1 million, or 9.1%, to $120.8 million for the three months ended June 30, 2013. The increase in operating income was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues increased to 11.5% for the quarter ended June 30, 2013 from 11.0% for the quarter ended June 30, 2012. The increase in operating margin was primarily due to higher margins recognized on certain renewable projects that were completed during the current quarter as compared with margins on renewable projects completed during the second quarter of 2012. These higher margins were partially offset by lower margins earned on certain major transmission projects that were ongoing during the second quarter of 2013 as compared to those that were ongoing during the second quarter of 2012.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $48.3 million, or 14.3%, to $385.9 million for the three months ended June 30, 2013. Revenues were higher in the second quarter of 2013 primarily as a result of increased revenues from projects related to unconventional shale developments in certain regions of North America.

Operating income increased $12.6 million to $27.6 million for the quarter ended June 30, 2013 from $15.1 million for the quarter ended June 30, 2012. Operating income as a percentage of segment revenues increased to 7.2% for the quarter ended June 30, 2013 from 4.5% for the quarter ended June 30, 2012. These increases were primarily due to continued performance improvements and more favorable project conditions as well as the overall increase in segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment decreased $0.4 million, or 1.0%, to $42.1 million for the three months ended June 30, 2013. This decrease in revenues was primarily due to completion of certain ancillary telecommunications and wireless infrastructure projects which was partially offset by an increase in the volume of work associated with the installation of a statewide fiber optic network in Pennsylvania and from increases in revenues from licensing the right to use point-to-point fiber optic telecommunications facilities as a result of our continued network expansion activities.

Operating income decreased $1.1 million, or 7.3%, to $14.3 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to higher overhead costs related to salary and incentive compensation, coupled with increased network maintenance costs in the current period. Operating income as a percentage of segment revenues for the quarter ended June 30, 2013 decreased to 34.0% as compared to 36.3% for the quarter ended June 30, 2012, primarily due to the higher overhead costs incurred during the three months ended June 30, 2013.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the quarter ended June 30, 2013 increased $2.7 million to $45.6 million. This increase was primarily a result of approximately $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of Quanta’s Executive Chairman of the Board of Directors in the second quarter of 2013 and $1.7 million in higher professional fees associated with ongoing technology and business development initiatives. These increases were partially offset by reduced amortization expense of $4.2 million from previously acquired intangible assets that became fully amortized.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Electric Power Infrastructure Services Segment Results

Revenues for this segment increased $289.1 million, or 14.9%, to $2.23 billion for the six months ended June 30, 2013. Revenues were positively impacted by increased activity in electric power transmission and distribution projects, which resulted primarily from increased capital spending by our customers. In addition, revenues from emergency restoration services increased approximately $14.6 million to approximately $59.1 million for the six months ended June 30, 2013 as compared to approximately $44.5 million for the six months ended June 30, 2012.

Operating income increased $28.4 million, or 12.6%, to $253.4 million for the six months ended June 30, 2013. The increase in operating income was primarily due to the increase in segment revenues described above. Operating income as a percentage of segment revenues decreased to 11.4% for the six months ended June 30, 2013 from 11.6% for the six months ended June 30, 2012. The decrease in operating margin was primarily due to lower margins earned on certain major transmission projects that were ongoing during the six months ended June 30, 2013 as compared to those ongoing during the six months ended June 30, 2012.

Natural Gas and Pipeline Infrastructure Services Segment Results

Revenues for this segment increased $50.3 million, or 7.2%, to $744.9 million for the six months ended June 30, 2013. Revenues in the six months ended June 30, 2013 increased when compared to the six months ended June 30, 2012, primarily due to increased activity in unconventional shale developments in certain regions of North America.

Operating income increased $33.5 million to $38.0 million for the six months ended June 30, 2013 from $4.5 million for the six months ended June 30, 2012. Operating income as a percentage of segment revenues increased to 5.1% for the six months ended June 30, 2013 from 0.7% for the six months ended June 30, 2012. These increases were primarily due to continued performance improvements in project execution and the overall increase in segment revenues described above, which improved this segment’s ability to cover fixed and overhead costs. Operating margins for the six months ended June 30, 2012 were negatively impacted by increased project costs as a result of performance issues caused by adverse weather conditions on certain projects which did not recur to the same extent during the six months ended June 30, 2013.

Fiber Optic Licensing and Other Segment Results

Revenues for this segment increased $5.8 million, or 7.0%, to $87.9 million for the six months ended June 30, 2013. This increase in revenues was primarily due to volume of work associated with the installation of a statewide fiber optic network in Pennsylvania and from increased licensing of point-to-point fiber optic telecommunications facilities as a result of our continued network expansion activities. The increase was partially offset by a decrease in revenues related to ancillary telecommunications and wireless infrastructure projects.

Operating income increased $1.2 million, or 4.1%, to $31.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to the revenue increases described above. Operating income as a percentage of segment revenues for the six months ended June 30, 2013 decreased to 35.5% as compared to 36.5% for the six months ended June 30, 2012, primarily due to higher overhead costs incurred during the six months ended June 30, 2013.

Corporate and Non-allocated Costs

Certain selling, general and administrative expenses and amortization of intangible assets are not allocated to segments. Corporate and non-allocated costs for the six months ended June 30, 2013 increased $3.8 million to $86.1 million. This increase was primarily a result of approximately $8.7 million in higher salary and incentive compensation costs associated with increased levels of operating activity and profitability and an additional $4.3 million of expense related to the accelerated vesting of equity-based awards associated with the retirement of Quanta’s Executive Chairman of the Board of Directors in the second quarter of 2013. Also contributing to the overall increase was approximately $1.3 million in higher professional costs associated with ongoing technology and business development initiatives. These increases were partially offset by reduced amortization expense of $8.1 million from previously acquired intangible assets that became fully amortized.

Liquidity and Capital Resources

Cash Requirements

Our cash and cash equivalents totaled $363.1 million as of June 30, 2013. As of June 30, 2013 and December 31, 2012, cash and cash equivalents in domestic bank accounts were approximately $211.9 million and $254.1 million, and cash and cash equivalents held in foreign bank accounts were approximately $151.2 million and $140.6 million. We were in compliance with our covenants under our credit facility at June 30, 2013. We anticipate that our cash and cash equivalents on hand, existing borrowing capacity under our credit facility, and our future cash flows from operations will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. Capital expenditures are expected to total $210 million to $225 million for 2013, of which we spent approximately $139.4 million through June 30, 2013. Approximately $35 million to $45 million of the expected 2013 capital expenditures are targeted for the expansion of our fiber optic networks.

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

Sources and Uses of Cash

As of June 30, 2013, we had cash and cash equivalents of $363.1 million and working capital of $1.38 billion. We also had $179.2 million of letters of credit outstanding and no revolving loans outstanding under our credit facility, with $520.8 million available for borrowing or issuing new letters of credit under our credit facility.

Operating Activities

Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the summer and fall months due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Conversely, working capital assets are typically converted to cash during the winter months. These seasonal trends can be offset by changes in the timing of major projects which can be impacted by project delays or accelerations and other economic factors that may affect customer spending.

Operating activities from continuing operations provided net cash of $117.8 million during the three months ended June 30, 2013 as compared to $107.6 million during the three months ended June 30, 2012, and operating activities from continuing operations provided net cash of $161.9 million during the six months ended June 30, 2013 as compared to $34.2 million during the six months ended June 30, 2012. The increase in cash flows from operating activities from continuing operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily a result of overall improved operating results, partially offset by the effects of transitioning efforts between certain larger electric transmission projects during the period as these projects neared completion and therefore had declining revenues while final billings and retainage balances await settlement, combined with other projects that began during the quarter, with billing milestones not yet having been achieved. The increase in cash flow provided by operating activities from continuing operations during the six months ended June 30, 2013 was primarily a result of the collections on receivables during the first quarter of 2013 attributable to significantly higher levels of emergency restoration services provided in the fourth quarter of 2012 as compared to the fourth quarter of 2011, partially offset by the transitioning efforts described above.

Investing Activities

During the three months ended June 30, 2013, we used net cash in investing activities from continuing operations of $116.2 million as compared to $114.3 million in the three months ended June 30, 2012. Investing activities from continuing operations in the second quarter of 2013 included $81.7 million used for capital expenditures, $36.1 million used for other investments primarily comprised of $22.8 million for the strategic expansion of our Natural Gas and Pipeline Infrastructure Services segment capabilities and $13.3 million related to the capital lease of an internally constructed electric power transmission asset, partially offset by $2.6 million of proceeds from the sale of equipment. Investing activities from continuing operations in the second quarter of 2012 included $26.8 million used in connection with acquisitions, $44.9 million used for capital expenditures and $48.8 million used for additional investments in unconsolidated affiliates, partially offset by $6.3 million of proceeds from the sale of equipment.

During the six months ended June 30, 2013, we used net cash in investing activities from continuing operations of $181.8 million as compared to $192.3 million in the six months ended June 30, 2012. Investing activities from continuing operations in the six months ended June 30, 2013 included $139.4 million used for capital expenditures, $36.1 million used for other investments primarily comprised of $22.8 million for the strategic expansion of our Natural Gas and Pipeline Infrastructure Services segment capabilities and $13.3 million related to the capital lease of an internally constructed electric power transmission asset, $9.5 million used for additional investments in unconsolidated affiliates and $1.0 million used in connection with acquisitions, partially offset by $4.1 million of proceeds from the sale of equipment. Investing activities from continuing operations in the six months ended June 30, 2012 included $68.7 million used in connection with acquisitions, $76.7 million used for capital expenditures and $53.8 million used for additional investments in unconsolidated affiliates, partially offset by $6.9 million of proceeds from the sale of equipment.

Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. In addition, we expect to continue to pursue strategic acquisitions and investments, although we cannot predict the timing or magnitude of the potential cash outlays for these initiatives.

Financing Activities

During the three months ended June 30, 2013, net cash used by financing activities was $1.0 million as compared to $32.8 million provided by financing activities in the three months ended June 30, 2012. Financing activities in the second quarter of 2013 included $3.9 million of cash payments to noncontrolling interests as distributions of joint venture profits and the positive impact of $2.6 million related to the tax impact of stock-based equity awards. Financing activities in the second quarter of 2012 included borrowings under the credit facility of $39.0 million primarily due to increased working capital needs associated with the ramp up of domestic projects during the second quarter of 2012 and $3.7 million of cash payments to noncontrolling interests as distributions of joint venture profits.

During the six months ended June 30, 2013, net cash used by financing activities was $5.9 million as compared to $33.7 million provided by financing activities in the six months ended June 30, 2012. Financing activities in the six months ended June 30, 2013 included $9.3 million of cash payments to noncontrolling interests as distributions of joint venture profits and the positive impact of $2.6 million related to the tax impact of stock-based equity awards. Financing activities in the six months ended June 30, 2012 included borrowings under the credit facility of $39.0 million primarily due to increased working capital needs associated with the ramp up of domestic projects during the second quarter of 2012 and $6.2 million of cash payments to noncontrolling interests as distributions of joint venture profits.

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

As of June 30, 2013, we had approximately $179.2 million of letters of credit issued and no outstanding borrowings under the credit facility. The remaining $520.8 million was available for borrowings or issuing new letters of credit. Amounts borrowed under the credit agreement in U.S. dollars bear interest, at our option, at a rate equal to either (a) the Eurocurrency Rate (as defined in the credit agreement) plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio (as described below), plus, if applicable, any Mandatory Cost (as defined in the credit agreement) required to compensate lenders for the cost of compliance with certain European regulatory requirements, or (b) the Base Rate (as described below) plus 0.25% to 1.50%, as determined based on our Consolidated Leverage Ratio. Amounts borrowed under the credit agreement in any currency other than U.S. dollars bear interest at a rate equal to the Eurocurrency Rate plus 1.25% to 2.50%, as determined based on our Consolidated Leverage Ratio, plus, if applicable, any Mandatory Cost. Standby letters of credit issued under the credit agreement are subject to a letter of credit fee of 1.25% to 2.50%, based on our Consolidated Leverage Ratio, and Performance Letters of Credit (as defined in the credit agreement) issued under the credit agreement in support of certain contractual obligations are subject to a letter of credit fee of 0.75% to 1.50%, based on our Consolidated Leverage Ratio. We are also subject to a commitment fee of 0.20% to 0.45%, based on our Consolidated Leverage Ratio, on any unused availability under the credit agreement. The Consolidated Leverage Ratio is the ratio of our total funded debt to Consolidated EBITDA (as defined in the credit agreement). For purposes of calculating both the Consolidated Leverage Ratio and the maximum senior debt to Consolidated EBITDA ratio discussed below, total funded debt and total senior debt are reduced by all cash and Cash Equivalents (as defined in the credit agreement) held by us in excess of $25.0 million. The Base Rate equals the highest of (i) the Federal Funds Rate (as defined in the credit agreement) plus 1/2 of 1%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate plus 1.00%.

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

The credit agreement contains certain covenants, including a maximum Consolidated Leverage Ratio and a minimum interest coverage ratio, in each case as specified in the credit agreement. The credit agreement also contains a maximum senior debt to Consolidated EBITDA ratio, as specified in the credit agreement, that will be in effect at any time that the collateral securing the credit agreement has been and remains released. The credit agreement limits certain acquisitions, mergers and consolidations, indebtedness, capital expenditures, asset sales and prepayments of indebtedness and, subject to certain exceptions, prohibits liens on assets. The credit agreement also includes limits on the payment of dividends and stock repurchase programs in any fiscal year except those payments or other distributions payable solely in capital stock. As of June 30, 2013, we were in compliance with all of the covenants in the credit agreement.

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

We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2013, the maximum guaranteed residual value was approximately $250.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

As of June 30, 2013, we had $179.2 million in letters of credit outstanding under our credit facility primarily to secure obligations under our casualty insurance program. These are irrevocable stand-by letters of credit with maturities generally expiring at various times throughout 2013 and 2014. Upon maturity, it is expected that the majority of these letters of credit will be renewed for subsequent one-year periods.

Performance Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our underwriting, continuing indemnity and security agreement with our sureties and with the consent of our lenders under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the sureties. Subject to certain conditions and consistent with terms of our credit facility, these security interests will be automatically released if we maintain a corporate credit rating that is BBB- (stable) or higher by Standard & Poor’s Rating Services and a corporate family rating that is Baa3 (stable) or higher by Moody’s Investors Services. We may be required to post letters of credit or other collateral in favor of the sureties or our customers in the future. Posting letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2013, the total amount of outstanding performance bonds was approximately $2.33 billion, and the estimated cost to complete these bonded projects was approximately $497.8 million.

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

Contractual Obligations

As of June 30, 2013, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$91,947	$13,345	$21,578	$17,042	$13,442	$8,754	$17,786
Equipment purchase commitments	16,522	16,522	—	—	—	—	—
Capital commitments related to investments in unconsolidated affiliates	8,933	8,933	—	—	—	—	—
Committed capital expenditures for fiber optic networks under contracts with customers	28,310	19,443	8,867	—	—	—	—

Total	$145,712	$58,243	$30,445	$17,042	$13,442	$8,754	$17,786

The committed capital expenditures for fiber optic networks represent commitments related to signed contracts with customers. The amounts are estimates of costs required to build the networks under contract. The actual capital expenditures related to building the networks could vary materially from these estimates. We have also committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times on certain types of vehicles. As of June 30, 2013, production orders for approximately $16.5 million had been issued with delivery dates expected to occur throughout 2013. Although we have committed to the purchase of these vehicles at the time of their delivery, we intend that these orders will be assigned to third party leasing companies and made available to us under certain of our master equipment lease agreements, which will release us from our capital commitment. The capital commitment related to investment in unconsolidated affiliates refers primarily to a capital commitment with HEP for planned midstream expansion projects and is expected to be funded in the third and fourth quarters of 2013.

As of June 30, 2013, the total unrecognized tax benefits related to uncertain tax positions was $55.7 million. Although the Internal Revenue Service completed its examination related to calendar year 2009 during 2012, certain of our subsidiaries remain under examination by various state and Canadian tax authorities for multiple periods, and the amount of unrecognized tax benefits could therefore increase or decrease as a result of the expiration of certain statutes of limitations or settlements of these audits. We believe it is reasonably possible that within the next 12 months unrecognized tax benefits may decrease up to $11.5 million due to the expiration of certain statutes of limitations or settlements of the audits.

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

We recorded a partial withdrawal liability of approximately $32.6 million in the fourth quarter of 2011 related to the withdrawal by certain of our subsidiaries from the Central States, Southeast and Southwest Areas Pension Plan (the Central States Plan). The partial withdrawal liability we recognized was based on estimates received from the Central States Plan during 2011 for a complete withdrawal by all of our subsidiaries participating in the Central States Plan. During the third quarter of 2012, the Central States Plan provided an estimate of the potential withdrawal liability, indicating that the withdrawal liability is approximately $32.8 million based on a partial withdrawal in the fourth quarter of 2011, approximately $39.7 million based on a partial withdrawal in the first quarter of 2012, or approximately $40.1 million based upon a complete withdrawal in 2012. However, we continue to dispute the assertions of the Central States Plan regarding the effective date of the withdrawal.

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

Also excluded from the Contractual Obligations table is interest associated with letters of credit fees and commitment fees under our credit facility because the outstanding letters of credit, availability and applicable interest rates and fees are variable. For additional information regarding the interest rates under our credit facility, see Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.” We have also excluded additional capital commitments associated with investments in unconsolidated affiliates related to planned midstream infrastructure projects of approximately $14.0 million from the Contractual Obligations table because we are unable to determine the timing of these capital commitments but anticipate them to be paid before the end of 2015. As specific amounts of capital commitments and their timing are determined, we will reflect such amounts in the Contractual Obligations table.

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

Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals are adequate. As of June 30, 2013 and December 31, 2012, the gross amount accrued for insurance claims totaled $160.6 million and $160.8 million, with $118.7 million and $120.2 million considered to be long-term and included in other non-current liabilities. Related insurance recoveries/receivables as of June 30, 2013 and December 31, 2012 were $12.8 million and $22.2 million, of which $1.1 million and $2.3 million are included in prepaid expenses and other current assets and $11.7 million and $19.9 million are included in other assets, net.

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

As of June 30, 2013, two customers accounted for approximately 19% and 12% of consolidated billed and accrued accounts receivable. As of December 31, 2012, two customers accounted for approximately 16% and 11% of consolidated billed and accrued accounts receivable. The services provided to these customers relate primarily to our Electric Power Infrastructure Services segment. Substantially all of the balance for the customer with 12% and 11% of consolidated billed and accrued accounts receivable at June 30, 2013 and December 31, 2012 relates to one project that incurred delays during the early part of the construction phase and was later accelerated by the customer, resulting in a significant change order. Revenues associated with this change order were accrued and recognized as a component of costs and estimated earnings in excess of billings on uncompleted contracts. During the second quarter of 2013, we engaged in formal discussions with the customer regarding this change order pursuant to an agreed structured negotiation process and further responded to the customer’s request for additional documentation. We currently expect this stage of the process to continue into the fourth quarter of 2013 and that the ultimate resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. For the three and six months ended June 30, 2013, one customer accounted for approximately 10% and 12% of consolidated revenues. The services provided to this customer relate primarily to Quanta’s Electric Power Infrastructure Services segment. No other customers represented 10% or more of revenues for the three and six months ended June 30, 2013 and 2012 or of billed and accrued accounts receivable as of June 30, 2013 and December 31, 2012.

Litigation and Claims

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for additional information regarding litigation and claims.

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

Accounting Standards Not Yet Adopted.

There were no significant accounting pronouncements issued but not yet adopted as of June 30, 2013.

Outlook

We currently see growth opportunities across all the industries we serve. However, we and our customers continue to operate in an uncertain business environment, with gradual improvement in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory and environmental requirements as they implement projects to enhance and expand their infrastructure. These economic and regulatory factors have negatively affected our results in the past and may continue to create some uncertainty as to the timing of anticipated customer spending. We believe that our financial and operational strengths will enable us to manage these challenges and uncertainties, and we remain optimistic about our near-term and long-term opportunities.

Electric Power Infrastructure Services Segment

The North American electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for power. Over the past several years, many utilities across North America have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion, and new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems are occurring or are planned to occur. In addition, state renewable portfolio standards, which set required or voluntary standards for how much power is to be generated from renewable energy sources, can result in the need for additional transmission lines and substations to transport the power from these facilities, which are often in remote locations, to demand centers. Other factors, such as the reliability standards issued by the North American Electric Reliability Corporation (NERC) and other regulatory actions, are also driving transmission system upgrades and expansions. We believe these factors create significant opportunities for our transmission infrastructure services.

We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure with planning, engineering and funding for many of their projects in place. The regulatory and environmental permitting processes remain a hurdle for some proposed transmission and renewable energy projects, and these factors continue to create uncertainty as to timing of this spending. The timing and scope of projects can also be affected by other factors such as siting, right-of-way and unfavorable economic and market conditions. We anticipate many of these issues to be overcome and spending on transmission projects to be active over the next few years. We currently have a number of these projects underway, and we expect this segment’s backlog to remain strong throughout the remainder of 2013 and into 2014.

Several existing, pending or proposed legislative or regulatory actions may also positively affect demand for the services provided by this segment in the long term, particularly in connection with electric power infrastructure and renewable energy spending. For example, legislative or regulatory action that alleviates some of the siting and right-of-way challenges that impact transmission projects would potentially accelerate future transmission line construction. We also anticipate increased infrastructure spending by our customers as a result of legislation requiring the power industry to meet federal reliability standards for its transmission and distribution systems and providing incentives to the industry to invest in and improve maintenance on its systems. Developments in environmental regulations concerning fossil fuel power generation plants are expected to result in the need to retire or upgrade older coal-fired generation facilities to comply with new environmental and emission rules. Much of the electricity previously generated from retired coal-fired generation facilities is expected to be replaced over the coming years by newly developed natural gas-fired generation facilities. We believe this “coal to gas” dynamic may require old transmission lines to be updated, rebuilt or replaced with higher voltage transmission infrastructure as well as the construction of new transmission infrastructure to connect new natural gas-fired generation facilities to the grid. The Federal Energy Regulatory Commission (FERC) issued FERC Order No. 1000 to promote more efficient and cost-effective development of new transmission facilities. The order establishes transmission planning and cost allocation requirements intended to facilitate multi-state electric transmission lines and to encourage competition by removing, under certain conditions, federal rights of first refusal from FERC-approved tariffs and agreements. We believe FERC Order No. 1000, which was affirmed by FERC in May 2012 with the issuance of FERC Order No. 1000-A, will have a favorable impact on electric transmission line development, although the impact of its implementation is not expected to occur for several years.

We benefited from increases in distribution spending throughout 2011, 2012 and thus far in 2013, despite continued economic and political uncertainties. However, as a result of reduced spending by utilities on their distribution systems during 2009 and 2010, combined with the need to meet reliability requirements, we believe there is an ongoing need for utilities to resume sustained investment in their distribution systems in order to properly maintain their systems. We also anticipate that utilities will continue to integrate “smart grid” technologies into their transmission and distribution systems over time to improve grid management and create efficiencies. Development and installation of smart grid technologies and other energy efficiency initiatives have benefited from stimulus funding under the ARRA, as well as the implementation of grid management initiatives by utilities and the desire by consumers for more efficient energy use.

The economic feasibility of renewable energy projects, and therefore, the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the project developer to take advantage of such incentives, and there is no assurance that the government will extend existing tax incentives or create new incentive or funding programs in the future. Although we see additional developments of renewable energy projects, primarily utility-scale solar facilities which could create increased opportunities for our engineering, procurement and construction services, we believe there is some uncertainty with these projects advancing towards award and construction.

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

Natural Gas and Pipeline Infrastructure Services Segment

We see growth opportunities in our natural gas and oil pipeline operations, primarily in the installation and maintenance of mainline pipe, gathering systems and related facilities, as well as pipeline integrity and specialty services such as horizontal directional drilling. We believe opportunities for this segment exist as a result of the increase in the ongoing development of unconventional shale formations that produce natural gas, natural gas liquids and/or crude oil, as well as the development of Canadian oil sands, which will require the construction of mainline pipe infrastructure to connect production with demand centers and the development of midstream gathering infrastructure within areas of production. We also believe the goals of clean energy and energy independence for North America, as well as more stringent environmental regulations, will make abundant, low-cost natural gas the fuel of choice versus coal for power generation over time, creating the need for continued investment in natural gas infrastructure. We believe our position as a leading provider of mainline pipe and gathering system infrastructure services in North America will allow us to capitalize on these opportunities.

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

The lack of mainline pipe opportunities in 2011 and 2012 negatively impacted our natural gas and pipeline segment margins, in part as a result of our inability to cover certain fixed costs. Margins for mainline pipe projects are also subject to significant performance risk, which can arise from adverse weather conditions, challenging geography, customer decisions and crew productivity. Our specific opportunities in the mainline pipe business are sometimes difficult to predict because of the seasonality of the bidding and construction cycles within the industry.

A number of large mainline pipe projects are proposed from the Canadian oil sands and U.S. shale developments to refineries and other demand centers. Many of these projects are still developing, though several mainline projects have been awarded to various pipeline construction contractors, including Quanta. While there is risk that some of these projects will not occur or could be delayed, we are encouraged by these proposed mainline pipe development plans and the progression of some mainline projects being awarded to contractors, which could create an improved and favorable mainline pipe market in late 2013 and 2014 for us and the industry. We believe we will gain more visibility into this evolving dynamic during the remainder of 2013.

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

We also see growth potential in some of our other pipeline services. The U.S. Department of Transportation has implemented significant regulatory legislation through the Pipeline and Hazardous Materials Safety Administration relating to pipeline integrity requirements that we expect will increase the demand for our pipeline integrity, rehabilitation and replacement services over the long-term. As pipeline integrity testing requirements increase in stringency and frequency, we believe more information will be gathered about the condition of the nation’s pipeline infrastructure and will result in an increase in spending by our customers on pipeline integrity initiatives. We also operate an engineering, research and development business that develops and owns pipeline inspection tools, enhancing our pipeline integrity offerings. We believe that our ability to offer a complete pipeline integrity turnkey solution to pipeline companies and gas utilities provides us an advantageous position in providing these services to our customers. We are also experiencing an increase in demand for our natural gas distribution services as a result of continuing improvement in economic conditions and lower natural gas prices.

Overall, we are optimistic about this segment’s operations going forward. We continue to believe that mainline pipe opportunities can provide strong profitability, although these projects and the profits they generate are often subject to more cyclicality than our other service offerings. We have also taken steps to diversify our operations in this segment through other services, such as pipeline integrity and gathering system opportunities, and to restructure our gas distribution operations to improve margins. We believe these measures, together with the potential for mainline pipe opportunities, will position us for profitable growth in this segment over the long-term.

Fiber Optic Licensing and Other Segment

Our Fiber Optic Licensing and Other segment is experiencing growth primarily through geographic expansion, with a focus on markets where secure high-speed networks are important, such as markets where enterprises, communications carriers, educational, financial services and healthcare institutions are prevalent. We continue to see opportunities for growth both in the markets we currently serve and new markets. The education market, which comprises a significant portion of this segment’s revenue, has been negatively impacted over the last few years by challenging economic conditions and budgetary constraints. These constraints eased through the end of 2012, and we currently see spending patterns providing renewed opportunities for growth. However, expanding the markets we serve continues to create competitive pressure which may impact this segment’s prospects for future growth. Our Fiber Optic Licensing and Other segment typically generates higher margins than our other operations, but we can give no assurance that the Fiber Optic Licensing and Other segment margins will continue at historical levels. Additionally, we anticipate the need for continued capital expenditures to support the build-out of our networks and growth of this business. The Fiber Optic Licensing and Other segment also provides various telecommunications infrastructure services on a limited and ancillary basis, primarily to our customers in the electric power industry. Due to the disposition of our telecommunications subsidiaries, telecommunications services are no longer a strategic priority for us. We will continue to provide these services to utility customers on an as needed basis. However, we believe that expected increases in this segment’s revenues associated with fiber optic licensing services could be offset by decreases in other telecommunications infrastructure service revenues.

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

We believe that we are one of the largest full-service providers of natural gas and oil pipeline infrastructure services in North America, which positions us to leverage opportunities driven by the development and production of resources from North American unconventional shale developments and the Canadian oil sands. Development activity in liquid-rich shale areas is strong, increasing the need for gathering system infrastructure, and we are seeing encouraging indications that mainline pipe project activity is increasing in 2013 and could continue to increase in 2014. We also believe that our strategy to pursue midstream gathering system opportunities in liquid-rich unconventional shales, as well as the anticipated increase in demand for our pipeline integrity, rehabilitation and replacement services from pipeline integrity initiatives, will create attractive growth potential for us and also further diversify the services provided by our Natural Gas and Pipeline Infrastructure Services segment.

Our electric distribution and gas distribution services were both significantly affected by the uncertain economic conditions that existed during the recent recession. Demand for our electric distribution services has increased over the past two years as the economy has stabilized and spending on maintenance to improve reliability has somewhat returned. We are optimistic that continued implementation of electric distribution reliability programs and the potential for improvement in the housing market will facilitate moderate growth in demand for our electric distribution services. Gas distribution spending has been driven primarily by improving economic conditions, and the lower cost of natural gas.

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

Interest Rate and Market Risk. Currently, we do not have any significant assets or obligations with exposure to significant interest rate and market risk. Although we had credit facility borrowings outstanding at various times in 2012 which exposed us to interest rate risk, there were no credit facility borrowings outstanding as of or for the six months ended June 30, 2013.

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

We may enter into foreign currency derivative contracts to manage some of our foreign currency exposures. These exposures may include revenues generated in foreign jurisdictions and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. There were no open foreign currency derivative contracts at June 30, 2013.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2013	—		$—	—
May 1-31, 2013	75,141	(1)	29.17	—
June 1-30, 2013	—		$—	—

Total	75,141			—	$—

(1)	Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

10.1 +	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.2 +	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.3 +	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.4 +*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan

10.5 +*	—	Director Compensation Summary effective as of the 2013 Annual Meeting of the Board of Directors

10.6 *	—	First Amendment to Second Amended and Restated Credit Agreement dated as of November 19, 2012, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto

10.7 *	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein

10.8 *	—	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 9, 2013, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto

31.1 *	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS *		XBRL Instance Document

101 SCH *		XBRL Taxonomy Extension Schema Document

101 CAL *		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *		XBRL Taxonomy Extension Label Linkbase Document

101 PRE *		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF *		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Quanta Services, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTA SERVICES, INC.

By:	/s/ DERRICK A. JENSEN
Derrick A. Jensen Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: August 9, 2013

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	—	Restated Certificate of Incorporation of Quanta Services, Inc. (previously filed as Exhibit 3.3 to the Company’s Form 8-K (No. 001-13831) filed May 25, 2011 and incorporated herein by reference)

3.2	—	Bylaws of Quanta Services, Inc., as amended and restated August 16, 2012 (previously filed as Exhibit 3.2 to the Company’s Form 8-K (No. 001-13831) filed August 21, 2012 and incorporated herein by reference)

10.1 +	—	Quanta Services, Inc. Non-Employee Director Deferred Compensation Plan dated effective April 30, 2013, including the Cash Deferral Election Form (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.2 +	—	Restricted Stock Unit Deferral Election Form, pursuant to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (No. 001-13831) filed May 8, 2013 and incorporated herein by reference)

10.3 +	—	Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan (previously filed as Exhibit 4.5 to the Company’s Form S-8 (No. 333-174374) filed May 20, 2011 and incorporated herein by reference)

10.4 +*	—	Amendment No. 1 to the Quanta Services, Inc. 2011 Omnibus Equity Incentive Plan

10.5 +*	—	Director Compensation Summary effective as of the 2013 Annual Meeting of the Board of Directors

10.6 *	—	First Amendment to Second Amended and Restated Credit Agreement dated as of November 19, 2012, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto

10.7 *	—	First Amendment to Intercreditor Agreement dated December 3, 2012 by and between Federal Insurance Company and Bank of America, N.A., as Lender Agent on behalf of the other Lender Parties (under the Company’s Credit Agreement, as amended) and agreed to by Quanta Services, Inc. and the subsidiaries and affiliates of Quanta Services, Inc. identified therein

10.8 *	—	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 9, 2013, among Quanta Services, Inc., as Borrower, the subsidiaries of Quanta Services, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Lenders party thereto

31.1 *	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 *	—	Certification by Chief Financial Officer pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	—	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 INS *		XBRL Instance Document

101 SCH *		XBRL Taxonomy Extension Schema Document

101 CAL *		XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *		XBRL Taxonomy Extension Label Linkbase Document

101 PRE *		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF *		XBRL Taxonomy Extension Definition Linkbase Document

+	Management contracts or compensatory plans or arrangements
*	Filed or furnished herewith